Form 10QSB
period 1996-03-31
HUDSON TECHNOLOGIES INC /NY
filed 1996-05-15
CIK 925528

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 1996
                                      -------------------------

                                   or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                    to
                                ------------------    --------------------------

Commission file number:    1-13412
                        --------------------------------------------------------

                            HUDSON TECHNOLOGIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                     13-3641530
- - --------------------------------------------------------------------------------
State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                        Identification No.)

25 Torne Valley Road, Hillburn, New York                   10931
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (914) 368-4990
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                            HUDSON TECHNOLOGIES, INC.
                                      INDEX


                                                                        Page No.
PART I.        FINANCIAL INFORMATION

               ITEM 1
               ------

               Balance Sheets
                    March 31, 1996 and December 31, 1995 . . . . . . . . . . . 2


               Statements of Income
                    Three Months Ended March 31, 1996 and 1995 . . . . . . . . 3


               Statements of Cash Flows
                    Three Months Ended March 31, 1996 and 1995 . . . . . . . . 4


               Notes to Financial Statements . . . . . . . . . . . . . . . . . 5


               ITEM 2
               ------

               Management's Discussion and Analysis of
                    Financial Condition and Results of Operations  . . . . . . 7


PART II.       OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .10


               Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   Hudson Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheets


- - --------------------------------------------------------------------------------

                                                                                 March 31,     December 31,
                                                                                   1996            1995
                                                                               ------------    ------------
                                                                               (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                 $  1,760,978    $  2,459,609
     Investments, available for sale                                              1,100,000       1,100,000
     Accounts receivable                                                          3,835,410       2,543,040
     Inventories                                                                  4,377,324       5,344,157
     Prepaid expenses and other current assets                                    1,269,960         942,990
                                                                               -------------   -------------
                  Total current assets                                           12,343,672      12,389,796

Property and equipment, less accumulated depreciation                             4,992,264       4,536,266
Excess of cost over assets of business acquired, less accumulated
  amortization                                                                    5,985,702       6,063,009
Patents, less accumulated amortization                                              856,671         861,394
Other assets                                                                        167,189         168,827
                                                                               -------------   -------------
             Total assets                                                      $ 24,345,498    $ 24,019,292
                                                                               =============   =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                     $  1,353,691    $  1,390,694
     Current maturities of long-term debt and capital lease obligations             271,402         273,110
                                                                               -------------   -------------
         Total current liabilities                                                1,625,093       1,663,804

Long-term debt and capital lease obligations, less current maturities             1,871,734       1,932,794
Deferred income taxes                                                               100,282          85,324
                                                                               -------------   -------------
         Total liabilities                                                        3,597,109       3,681,922
                                                                               -------------   -------------

Commitments

Stockholders' equity:
     Common stock, $.01 par value-shares authorized, 20,000,000;
             issued and outstanding, 4,308,935 and 4,242,435                         43,089          42,424
     Additional paid-in capital                                                  18,582,505      18,251,836
     Retained earnings                                                            2,122,795       2,043,110
                                                                               -------------   -------------
         Total stockholders' equity                                              20,748,389      20,337,370
                                                                               -------------   -------------
                Total liabilities and stockholders' equity                     $ 24,345,498    $ 24,019,292
                                                                               =============   =============

                                 See accompanying notes to financial statements.

                   Hudson Technologies, Inc. and Subsidiaries

                        Consolidated Statements of Income


- - --------------------------------------------------------------------------------



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                       -----------
                                                                                       (Unaudited)

                                                                                  1996            1995
                                                                                  ----            ----

Net sales                                                                     $ 3,756,811     $ 6,198,966
Cost of Sales                                                                   2,036,765       4,059,243
                                                                              ------------    ------------
         Gross Profit                                                           1,720,046       2,139,723
                                                                              ------------    ------------

Operating expenses:
     Selling                                                                      231,156         378,404
     Administrative and general                                                 1,154,146         842,818
     Depreciation and amortization                                                231,729          85,161
                                                                              ------------    ------------
         Total operating expenses                                               1,617,031       1,306,383
                                                                              ------------    ------------
Income from operations                                                            103,015         833,340
                                                                              ------------    ------------

Other income (expense):
     Other Income                                                                   9,591               -
     Interest income                                                               27,221           8,300
     Interest expense:
         Affiliates                                                                     -         (8,908)
         Other                                                                    (51,299)        (18,378)
                                                                              ------------    ------------
                  Total other income (expense)                                    (14,487)        (18,986)
                                                                              ------------    ------------
Income before taxes on income                                                      88,528         814,354
Taxes on income                                                                     8,843         342,283
                                                                              ------------    ------------
Net income                                                                    $    79,685     $   472,071
                                                                              ============    ============


Net income per common and common stock equivalents                                  $ .02           $ .19
                                                                              ============    ============
Weighted average number of shares outstanding                                   4,663,100       2,537,332
                                                                              ============    ============

Net income per common stock assuming full dilution                                  $ .02           $ .12
                                                                              ============    ============
Weighted average number of shares outstanding                                   4,674,042       4,065,712
                                                                              ============    ============

                                 See accompanying notes to financial statements.

                   Hudson Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


- - --------------------------------------------------------------------------------



                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                               -----------
                                                                                               (Unaudited)

                                                                                          1996                  1995
- - ---------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                                                      $  79,685             $ 472,071
- - ---------------------------------------------------------------------------------------------------------------------

     Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                 231,729                85,161
         Deferred income taxes                                                          14,958                     -
         Changes in assets and liabilities:
                  Accounts receivable                                              (1,292,370)           (2,267,561)
                  Inventories                                                          966,833           (1,579,960)
                  Prepaid expenses and other current assets                          (326,970)               313,567
                  Other assets                                                           1,638               115,900
                  Accounts payable and accrued expenses                               (37,003)             1,754,683
                  Due to CFC Reclamation                                                     -             (263,431)
- - ---------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                  (441,185)           (1,841,641)
- - ---------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                              (361,500)           (1,369,570)
- - ---------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
     Capital  expenditures                                                           (605,697)           (1,667,445)
- - ---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                              (605,697)           (1,667,445)
- - ----------------------------------------------------------------------------------------------------- ---------------
Cash flows from financing activities:
     Short-term notes payments                                                               -              (10,482)
     Long-term debt proceeds                                                                 -               758,107
     Long-term debt and capital lease obligations repaid                              (62,768)                     -
     Proceeds from redemption of warrants                                              331,334                     -
     Proceeds from issuance of warrants                                                      -               500,000
- - ---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                            268,566             1,247,625
- - ---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (698,631)           (1,789,390)
Cash and cash equivalents, beginning of the period                                   2,459,609             2,215,808
- - ---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                                      $  1,760,978           $   426,418
- - ---------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                   Hudson Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
           (Information as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited)




1.    Summary of Significant Accounting Policies

                  a)       Business

                           Hudson Technologies, Inc. and its subsidiaries (the "Company") are engaged in the business of recovering and reclaiming refrigerants and the subsequent resale of the purified product.


                  b)       Unaudited Interim Financial Statements

                           In the opinion of management, the unaudited interim financial statements for the three months ended March 31, 1996 and 1995 are presented on a basis consistent with the audited annual financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such periods. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year.

                           The financial statements and notes are presented as permitted by form 10-QSB and do not contain certain information prescribed by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's filing on form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1995 financial statements.


                  c)       Reclassification

                           Certain 1995 account balances have been reclassified for comparative purposes.


                  d)       Consolidation

                           The consolidated financial statements include the operations of Hudson Technologies Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                   Hudson Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
           (Information as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited)




      2.          Capital Transactions

                  On September 15, 1995, the Company called warrants pursuant to its initial public offering for redemption. A total of 1,530,139 shares of common stock were issued in connection with this redemption through December 31, 1995. Net proceeds of $9,289,138 were used to reduce liabilities and to finance increased levels of inventory. An additional 66,500 shares were issued in connection with this redemption in the three months ended March 31, 1996. Net proceeds of $331,334 were used for working capital purposes.


      3.          Acquisition

                  On August 15, 1995, the Company acquired Refrigerant Reclamation Corporation of America ("RRCA"). The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, and the results of RRCA's operations included in the Company's consolidated financial statements from the date of acquisition.

                  The unaudited pro forma results of operations which follow assume that the acquisition occurred at the beginning of 1995. The unaudited pro forma calculations include adjustments for the estimated effect on the Company's historical operations for depreciation and amortization, interest and income taxes related to the acquisition.


                   Three months ended March 31,              1996          1995
                   -------------------------------------------------------------
                   Sales                              $ 3,756,811   $ 7,140,072
                   Net income                         $    79,685   $   581,186
                   -------------------------------------------------------------
                   Net income per common and
                        common stock equivalents            $ .02         $ .22
                   Net income per common stock
                        assuming full dilution              $ .02         $ .14
                   =============================================================


                  The pro forma information presented is for information purposes only and does not purport to be indicative of the results which would actually have been obtained if the combination had been in effect for the periods indicated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Three Months Ended March 31, 1996 and 1995

     Net sales decreased by $2,492,155, or 39.3%, from $6,198,966 for the three months ended March 31, 1995 to $3,756,811 for the three months ended March 31, 1996. The decrease in net sales was attributable to a decrease in the volume of used refrigerants available to the Company for reclamation. The Company purchased significant amounts of refrigerants from importers during the three months ended March 31, 1995. In May 1995, the Company determined to cease purchasing imported refrigerants and has not yet been able to obtain the same levels of domestic refrigerants for reclamation. The near term inability to obtain sufficient levels of domestic refrigerants impacted net sales during the three months ended March 31, 1996. To the extent the Company is unable to obtain sufficient quantities of domestic refrigerants in the future, the Company's financial condition and results of operations could be materially adversely affected.

     Cost of sales decreased by $2,022,478, or 49.8%, from $4,059,243 for the three months ended March 31, 1995 to $2,036,765 for the three months ended March 31, 1996, and decreased as a percentage of sales from 65.5% to 54.2%. The decrease in absolute dollars was primarily attributable to decreased sales levels. The decrease in cost of sales as a percentage of sales reflects lower costs associated with the Company's refrigerant recovery and on-site reclamation operations on behalf of its customers and an increase in the volume of refrigerants reclaimed and returned to customers rather than purchased, reclaimed and resold. The percentage of refrigerants which the Company purchases, reclaims and resells (rather than reclaims for the customer) at any particular time depends upon the customer's decision and the availability of used refrigerants. In future periods, cost of sales may be affected by freight and other costs, price competition, by the availability of large quantities of refrigerants available for purchase, and the volume of refrigerant reclaimed and returned, versus purchased, reclaimed and resold.

     Operating expenses increased by $310,648, or 23.8%, from $1,306,383 for the three months ended March 31, 1995 to $1,617,031 for the three months ended March 31, 1996. The increase was primarily attributable to increased general and administrative expenses, including travel, salaries and related costs, as well as depreciation and amortization. Operating expenses as a percentage of sales increased from 21.1% to 44.8%. The increase in operating expenses as a percentage of sales is a result of the increased expenditures required to support the Company's expanded operations without corresponding increases in net sales during the three months ended March 31, 1996.

     Interest expense was $51,299 for the three months ended March 31, 1996, compared to $27,286 for the three months ended March 31, 1995. The increase in interest expense is primarily the result of increased interest paid on the Company's line of credit.

     As a result, net income decreased by $392,386, or 83.1%, from $472,071 for the three months ended March 31, 1995 to $79,685 for the three months ended March 31, 1996. Net income as a percentage of sales also decreased from 7.6% to 2.1%.


Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund increased levels of inventories and the costs of continuing expansion. The Company has historically satisfied its working capital requirements primarily through cash flow from operations, the issuance of equity securities and borrowings. At March 31, 1996, the Company had working capital of approximately $10,718,579, compared to approximately $10,725,992 at December 31, 1995.

     Net cash used in operating activities was $361,500 for the three months ended March 31, 1996, compared to $1,369,570 for the three months ended March 31, 1995. The decrease was primarily attributable to the reduced requirement to fund inventory. Net cash used in investing activities for the three months ended March 31, 1996 was $605,697, compared to $1,667,445 for the three months ended March 31, 1995. The decrease reflects a decrease in capital expenditures. Net cash provided by financing activities was $268,566 for the three months ended March 31, 1996, as compared to $1,247,625 for the three months ended March 31, 1995. The decrease is primarily attributable to lower borrowings under the Company's agreement with MTB Bank New York City (the "Bank"). At March 31, 1996, the Company had cash and cash equivalents of $1,760,978.

     The Company's capital expenditures were approximately $1,667,445 and $605,697, respectively, the three months ended March 31, 1995 and 1996, respectively. As of the date hereof, the Company does not have any material commitments for capital expenditures.

     On April 23, 1996, the Company entered into a Contract of Sale with Environmental Support Solutions, Inc. ("ESS"), Stephen Spain and Robert Johnson (collectively, the "Sellers") pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, all of the issued and outstanding shares of the capital stock of ESS.

     The capital stock of ESS was purchased in consideration for $2,375,000, which was paid by delivery, at the closing, of a check in the amount of $700,000 and promissory notes, payable to each of the Sellers, in the aggregate principal amount of $1,675,000 (the "ESS Notes"). The ESS Notes become due and payable on or before October 23, 1996 and bear interest at the annual rate of seven percent commencing August 23, 1996. The parties have entered into a Stock Pledge Agreement for the purpose of securing the Company's obligations under the ESS Notes.

     The Company recently completed the implementation of a new management information system designed to enable the Company to adapt to new service developments and to enhance corporate productivity. The Company has budgeted approximately $50,000 to date for this project and had expended approximately $45,000 to purchase and develop software for the system. Such system is designed to integrate inventory control and purchasing, financial and credit control and internal communications. The Company anticipates that the system will allow the Company to provide more value to its customers through greater efficiency, easier order entry and enhanced inventory and pricing information. The system is expected to provide management and other key employees with detailed account information, including inventory levels at each of its facilities as well as pricing and service availability information. The Company believes that the new management information system will support its expanded operations.

     The Company believes that projected cash flow from operations, together with available cash resources, including available borrowings under its agreement with the Bank, will be sufficient to satisfy the Company's working capital requirements and fund proposed capital expenditures for the foreseeable future, including the payments due under the ESS Notes. However, to the extent available cash is insufficient to make the payments under the ESS Notes, the Company will require additional debt or equity financing. There can be no assurance that any such financing will be available to the Company.

Seasonality and Fluctuations in Operating Results

     The Company's operating results vary from period to period as a result of the seasonal nature of the Company's business, as well as from the requirements of potential customers, non-recurring refrigerant sales and services, the availability of large amounts of used refrigerants and the costs associated with expansion activities which may be undertaken by the Company. The Company's business is seasonal in nature with peak sales generally occurring in the first and second quarters. Unforeseen events, including delays in securing adequate supplies of refrigerants at a time of peak sales or decreases in sales during such periods, could result in significant fluctuations in operating results or losses which would not easily be reversed. In May 1995, the Company determined to cease purchasing imported refrigerants and the inability to obtain the same levels of used domestic refrigerants could adversely affect the Company's financial condition and results of operations. There can be no assurance that the foregoing factors will not result in significant fluctuations in operating results in the future.

Inflation

     Inflation has not historically had a material impact on the Company's operations.

PART II.   OTHER INFORMATION



None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hudson Technologies, Inc.


Date:   May 14, 1996               By:  /s/ Kevin J. Zugibe
                                       ------------------------------
                                         Kevin J. Zugibe
                                         President


Date:   May 14, 1996               By:  /s/ Stephen J. Cole-Hatchard
                                       ------------------------------
                                         Stephen J. Cole-Hatchard
                                         Chief Financial Officer