Form 10QSB
period 1996-09-30
HUDSON TECHNOLOGIES INC /NY
filed 1996-10-24
CIK 925528

===============================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from             to
                                         -------------  -------------

                         Commission file number 1-13412

                              ---------------------

                            Hudson Technologies, Inc.

                              ---------------------

        (Exact name of small business issuer as specified in its charter)

         New York                                             13-3641539
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification number)

25 Torne Valley Road
Hillburn, New York                                               10931
(address of principal executive offices)                      (ZIP Code)

                 Issuer's telephone number, including area code:
                                 (914) 368-4990

                              ---------------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months ( or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the last 90 days.

                                    YES  X    NO
                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common stock, $0.01 par value                         4,354,495 shares
 -----------------------------                         ----------------
          Class                                 Outstanding at October 9, 1996

===============================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.           Financial Information                                          Page Number
-------           ---------------------                                          -----------
                  Item 1
                           Consolidated Statements of Earnings                        2
                           Consolidated Statements of Financial Position              3
                           Consolidated Statements of Cash flows                      4
                           Notes to the Consolidated Financial statements             5

                  Item 2
                           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations              10

Part II.          Other information
--------          -----------------

                     Item 1.- Legal proceedings                                      13
                     Item 4.- Submission of Matters to a Vote of Security holders    13
                     Item 6.- Exhibits and Reports on Form 8-K                       14

Signatures                                                                           15
----------

                         Part I - Financial Information

                   Hudson Technologies, Inc. and subsidiaries
                       Consolidated Statements of Earnings

                                                                            Three month                  Nine  month
Unaudited                                                                   period ended                 period ended
(In thousands, except for share and per share amounts)                      September 30,                September 30,
                                                                         -------------------          -------------------
                                                                         1996           1995          1996           1995
                                                                         ----           ----          ----           ----
Revenues                                                               $5,919         $3,839       $15,126        $19,777
Cost of Sales                                                           3,173          2,135         8,437         12,625
                                                                       ------         ------       -------        -------
      Gross Profit                                                      2,746          1,704         6,689          7,152

Operating expenses:
     Selling and marketing                                                448            140           930            680
     General and administrative                                         1,554          1,053         4,141          3,145
     Depreciation and amortization                                        393            142           876            273
     Restructuring reserve                                                  0              0         1,333              0
                                                                       ------         ------       -------        -------
          Total operating expenses                                      2,395          1,335         7,280          4,098
                                                                       ------         ------       -------        -------

Operating income (loss)                                                   351            369         (591)          3,054

Other income (expense):
     Interest income                                                        3              3            42             14
     Interest expense                                                     (8)           (83)          (91)          (149)
     Other income                                                           0             14            26             17
                                                                       ------         ------       -------        -------
                                                                          (5)           (66)          (23)          (118)

Earnings (loss) before income taxes                                       346            303         (614)          2,936

Provision (benefit) for income taxes                                      140             41         (202)          1,111
                                                                       ------         ------       -------        -------
Net earnings (loss)                                                      $206           $262        $(412)         $1,825
                                                                       ------         ------       -------        -------
--------------------------------------------
Net earnings (loss) per common and common
     stock equivalents                                                  $0.05          $0.07       $(0.09)          $0.52
Weighted average number of shares outstanding                       4,477,580      4,348,201     4,611,676      3,719,167

Net earnings (loss) per common stock
     assuming full dilution                                             $0.05          $0.07       $(0.09)          $0.45
Weighted average number of shares outstanding                       4,477,580      4,348,201     4,611,676      4,243,507
--------------------------------------------

Certain 1995 amounts have been reclassified to conform with 1996 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                  Consolidated Statements of Financial Position

Unaudited
(Dollars in thousands, except for share amounts)
                                                                                                     Balance as of
                                                                                       --------------------------------------
                                                                                       September 30, 1996    December 31,1995
                                                                                       ------------------    ----------------
Assets
------
Current assets:
     Cash and cash equivalents                                                                $519                 $2,460
     Marketable securities                                                                       0                  1,100
     Trade accounts receivable                                                               3,027                  2,381
     Inventories                                                                             9,682                  5,344
     Income taxes receivable                                                                   388                    136
     Prepaid expenses and other current assets                                               1,057                    943
                                                                                           -------                -------
          Total current assets                                                              14,673                 12,364

Property and equipment, less accumulated depreciation                                        6,078                  4,536
Goodwill and intangible assets, less accumulated amortization                                8,257                  7,027
Deferred income taxes                                                                        1,828                      -
Other assets                                                                                   198                    228
                                                                                           -------                -------
     Total assets                                                                          $31,034                $24,155
                                                                                           -------                -------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                                  $1,329                 $1,527
     Short term debt (Notes 2 and 4)                                                         7,237                    273
     Reserve for restructuring (Note 5)                                                      1,000                      -
                                                                                           -------                -------
          Total current liabilities                                                          9,566                  1,800
Deferred income taxes                                                                            0                     85
Long-term debt, less current maturities                                                        897                  1,933
                                                                                           -------                -------
     Total liabilities                                                                      10,463                  3,818

Stockholders' equity (Note 3)
     Common stock, $0.01 par value; shares authorized 20,000,000;
          issued and outstanding 4,354,495 and 4,242,435                                        44                     42
     Additional paid-in capital                                                             19,041                 18,252
Retained earnings                                                                            1,631                  2,043
                                                                                           -------                -------
                                                                                            20,716                 20,337
Less: Treasury stock, 16,000 shares at cost                                                  (145)                      -
                                                                                           -------                -------
     Total Stockholders' equity                                                             20,571                 20,337
                                                                                           -------                -------
     Total liabilities and Stockholders' equity                                            $31,034                $24,155
                                                                                           -------                -------
-----------------------------------------------------

Commitments and Contingencies (Note 6 and Part II)


Certain 1995 amounts have been reclassified to conform with 1996 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows

Unaudited
(In thousands)
                                                                                              Nine month period ended
                                                                                     ----------------------------------------
                                                                                     September 30, 1996    September 30, 1995
----------------------------------------------------------------                     ------------------    ------------------
Cash flows from operating activities:
Net earnings (loss)                                                                        $(412)                  $1,825
Adjustments to reconcile net earnings (loss) to cash provided
     (used) by operating activities:
     Depreciation and amortization                                                            875                     305
     Deferred income taxes                                                                   (18)                      68
Changes in assets and liabilities:
     Decrease (increase) in trade receivables                                               (484)                 (1,837)
     Decrease (increase) in inventories                                                   (4,338)                 (2,740)
     Decrease (increase) in income taxes receivable                                         (252)                     587
     Decrease (increase) in prepaid and other current assets                                (114)                     516
     Decrease (increase) in other assets                                                    (132)                     135
     Increase (decrease) in accounts payable and accrued expenses                           (198)                     360
     Increase (decrease) in reserve for restructuring                                       1,000                       0
                                                                                          -------                 -------
          Cash provided (used) by operating activities                                    (4,073)                   (781)
                                                                                          -------                 -------
Cash flows from investing activities:
Proceeds from sales of marketable securities                                                1,100                       -
Additions to property, plant, and equipment                                               (2,301)                 (2,287)
Acquisitions accounted for as purchases                                                   (2,716)                 (1,422)
                                                                                          -------                 -------
          Cash provided (used) by investing activities                                    (3,917)                 (3,709)
                                                                                          -------                 -------

Cash flows from financing activities:
Proceeds from issuance of warrants                                                              -                     500
Proceeds from redemption of warrants                                                          265                       -
Proceeds from short-term convertible debt issues                                            5,300                       -
Proceeds from short-term bank borrowings                                                    1,686                   1,590
Proceeds from short-term notes                                                              1,000                       -
Proceeds from long-term debt issue                                                              -                     670
Repayment of debt                                                                         (2,057)                    (66)
Purchase of  treasury stock                                                                 (145)                       -
                                                                                          -------                 -------
          Cash provided (used) by financing activities                                      6,049                   2,694
                                                                                          -------                 -------

     Increase (decrease) in cash and cash equivalents                                     (1,941)                 (1,796)
     Cash and equivalents at beginning of period                                            2,460                   2,216
                                                                                          -------                 -------
          Cash and equivalents at end of period                                              $519                    $420
                                                                                          -------                 -------
----------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                                     $91                    $116
     Cash paid during period for taxes                                                        $69                    $275

Certain 1995 amounts have been reclassified to conform with 1996 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements
General

      Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a leading provider of products and technical services related to the recovery and / or reclamation of refrigerants used in commercial air conditioning and refrigeration systems. The Company's services have been developed to facilitate compliance with the Federal Clean Air Act as amended in 1990, which prohibits the venting, and requires the recovery, of specified chlorofluorocarbon ("CFCs") and hydrochlorofluorocarbon ("HCFCs") refrigerants.
      The Company participates in an industry that is substantially regulated, changes in which could affect operating results. Currently the Company purchases unprocessed refrigerants from domestic suppliers. The Company's inability to obtain refrigerants could cause delays in refrigerant processing, possible loss of revenues, and resulting possible adverse affect on operating results.

Note 1-  Summary of Significant Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1995.
      In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.
      Results of operations for interim periods are not necessarily indicative of results which may be expected for a full year.

Consolidation The consolidated financial statements represent the adding together of all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries, Hudson Technologies Company (formerly named Refrigerant Reclamation Corporation of America, Inc.) ("RRCA") and Environmental Support Solutions, Inc. ("ESS"), together with their subsidiaries, and other controlled affiliates.

Reclassifications Certain 1995 amounts have been reclassified to conform with 1996 presentation format. Amounts reclassified had no impact on consolidated operating income or earnings.

Fair value of Financial Instruments The carrying values of financial instruments including cash, trade accounts receivable, and accounts payable approximate fair value at September 30, 1996 and at December 31, 1995, because of the relatively short maturity of these instruments. The carrying value of short- and long-term debt approximates fair value, based upon quoted market prices of similar debt issues, as of September 30, 1996 and at December 31, 1995.

Revenue Revenues are recorded upon completion of service or product shipment or passage of title to customers in accordance with contractual terms.

Cash and cash equivalents Money market accounts and temporary investments with original maturities of ninety days or less are included in cash and cash equivalents.

                   Hudson Technologies, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note 1-  Summary of Significant Accounting Policies (continued)

Marketable securities The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities at December 31, 1995 were deemed by management to be available for sale and therefore are reported at fair value with net unrealized gains and losses reported in stockholders' equity, when required.

Inventories Inventories, consisting primarily of reclaimed refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market. None of the Company's inventory at September 30, 1996 exceeded net realizable market values.

Property, plant, and equipment Property, plant, and equipment are stated at cost; including internally manufactured equipment. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases.
         Due to the specialized nature of the Company's business, it is possible that the Company's estimates of equipment useful life periods may change in the future.

Intangible assets Goodwill is amortized over periods ranging from ten to 25 years using the straight-line method. Other intangible assets consist primarily of patents or acquired contract rights and are amortized on a straight-line basis over periods ranging from two to seventeen years.

Income taxes Hudson utilizes the assets and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

Short-term debt Short term debt at September 30, 1996 consisted of convertible debentures ($3.7 million), bank borrowings ($1.7 million), notes payable ($1.0 million), and the current portion of capital lease obligations ( $0.9 million). Balance ($0.3 million) at December 31, 1995 included the current portion of capital lease obligations ( $0.3 million).

Long term debt Long-term debt includes capital lease obligations with maturities over one year.

Treasury stock Common stock, acquired by the Company under a repurchase program authorized by the Board of Directors on May 10, 1996, is carried at acquisition cost (market price at acquisition date).

Earnings per common and equivalent shares Earnings per common and common equivalent shares are computed on the weighted average number of shares, less treasury stock and, if dilutive, common equivalent shares (common shares assuming exercise of options and warrants).

Note 2 - Issuance of Convertible Debentures

      On June 18, 1996, the Company issued a $3.5 million principal amount non-interest bearing convertible debenture due June 18, 1998. The Debenture agreement, as amended on August 16, 1996, provides that twenty-five percent of the principal amount of the debenture is convertible into Common Stock at any time commencing September 16, 1996; fifty percent is convertible at any time commencing October 16, 1996; seventy-five percent is convertible at any time commencing November 16, 1996; and the entire principal amount is convertible at any time commencing December 16, 1996 at a conversion price equal to the lesser of (i) $14.00 per share or (ii) 85% of the average closing bid price as reported by NASDAQ for the five trading days immediately prior to the conversion, subject to a floor of $4.00 per share. In the event that the market price of the Common

                   Hudson Technologies, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note 2 - Issuance of Convertible Debentures (continued)

Stock does not exceed $4.00 per share during a period of the later of forty trading days or 60 days, the holder will have the option to convert the entire principal amount of the debenture into Common Stock without restriction. In connection with the amendment to the Debenture agreement during August 1996, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $10.00 per share.
      The debenture may be redeemed by the Company, in whole or in part, at any time, for an amount equal to 115% of the principal amount so redeemed, together with the issuance of a five-year warrant, entitling the holder to purchase 25,000 shares of Common Stock, at an exercise price of $18.00 per share. On September16, 1996, in accordance with provisions of the Debenture, the holder required the Company to redeem $1 million principal amount of the debenture for an amount equal to $1,150,000. The Company redeemed an additional $625,000 principal amount of this debenture for a payment of approximately $718,000 during September 1996.

      On September 30, 1996, the Company issued a $1.8 million principal amount convertible debenture, bearing interest at 7% per annum unless retired or redeemed in whole or in part within the first six months of issue. The Debenture agreement provides that twenty-five percent of the principal amount of the debenture is convertible into Common Stock at any time commencing November 29, 1996; fifty percent is convertible at any time commencing December 29, 1996; seventy-five percent is convertible at any time commencing January 29, 1997; and the entire principal amount is convertible at any time commencing February 28, 1997 at a conversion price equal to the lesser of (i) $10.00 per share or (ii) 85% of the average closing bid price as reported by NASDAQ for the five trading days immediately prior to the conversion, subject to a floor of $4.00 per share. In the event that the market price of the Common Stock does not exceed $4.00 per share during a period of the later of forty-five trading days, the holder will have the option to convert the entire principal amount of the debenture into Common Stock without restriction. In connection with the Debenture agreement, the Company issued a warrant to purchase 10,000 shares of common stock at an exercise price of $10.00 per share.

      The debenture may be redeemed by the Company, in whole or in part, at any time, for an amount equal to 115% of the principal amount so redeemed, together with the issuance of a five-year warrant, entitling the holder to purchase 2,000 shares of Common Stock, at an exercise price of $10.00 per share, for each $100,000 of principal redeemed.

      Both debenture issues provide for certain events of default, including a default on the payment of any debts in excess of $250,000, judgments, liens or attachments in an aggregate amount in excess of $250,000, any merger or consolidation or the disposition of all or substantially all of the Company's assets or the redemption of more than a de minimus amount of its Common Stock.

Note 3 - Capital transactions

      On September 15, 1995, the Company called for redemption of warrants previously issued in connection with its initial public offering and overallotment option. A total of 1,530,139 shares of common stock were issued in connection with this redemption through December 31, 1995. Net proceeds of $9,289,138 were used to reduce liabilities and to finance increased levels of inventory. An additional 66,500 shares were issued during the three months ended March 31, 1996. Net proceeds of $265,000 were used for working capital purposes.

    Note 4 - Acquisitions

        On August 15, 1995, the Company acquired Refrigerant Reclamation Corporation of America ("RRCA"), which the Company subsequently renamed 'Hudson Technologies Company'. The purchase price was approximately $6,068,000 which consisted of cash ($1,250,000), a note ($750,000) paid during December 1995, and 174,964 shares of the Company's common stock. The acquisition was accounted for

                   Hudson Technologies, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note 4 - Acquisitions (continued)

as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $6 million. During 1996, the Company recorded a deferred tax asset (about $1.9MM) and reduced RRCA goodwill an equivalent amount, in recognition of the improved probability of recovering RRCA acquired net operating losses. RRCA's operations have been included in the Company's consolidated financial statements from the date of acquisition. The unaudited pro forma results of operations which follow assume that the acquisition occurred at the beginning of 1995 and include adjustments for the estimated effect on the Company's historical operations for depreciation and amortization, interest and income taxes related to the acquisition.


         Nine months ended September 30,                          1995
         -------------------------------                      -------------
         Sales                                                $ 22,265,000
         Net earnings                                         $  1,891,000

         Net earnings per common and
            common stock equivalents                                $ 0.53
         Net earnings  per common stock
            assuming full dilution                                  $ 0.44

      The pro forma information presented is for information purposes only and does not purport to be indicative of the results which would actually have been obtained if the combination had been in effect for the periods indicated

      On April 23, 1996, the Company acquired all the outstanding capital stock of Environmental Support Solutions, Inc. ("ESS"), a Phoenix, Arizona developer and provider of environmental software, training, and management services. The capital stock of ESS was purchased for $2,375,000, which consisted of cash ($700,000) and notes ($1,675,000) paid during September 1996.

         On June 14, 1996, ESS acquired all the net assets, subject to liabilities, of E-Soft, Inc. ("E-Soft"), a Georgia-based developer and marketer of software programs related to hazardous material management, in exchange for a cash payment of $50,000 and 41,560 unregistered shares of the Company's stock. Subsequent to the acquisition, all E-Soft assets and activities were relocated to ESS headquarters in Phoenix. The former owner of E-Soft has become an employee of ESS.

      On July 24, 1996, the Company acquired all the outstanding common stock of GRR Co., Inc. dba Golden Refrigerants ("Golden"); a refrigerant reclamation and recovery company located in Punta Gorda, Florida; in exchange for 20,000 unregistered shares of the Company's stock with a valuation of $0.1 million at the transaction date. Concurrent with the acquisition, the Company purchased, for nominal consideration, all the net assets, subject to liabilities, of Golden, and dissolved GRR Co., Inc.

Note 5 - Reserve for Restructuring

      During the second quarter 1996, the Company established a Reserve for Restructuring totaling $1.3 million. The reserve was established for the following purposes:

                   Hudson Technologies, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note 5 - Reserve for Restructuring (continued)

      (Amounts in millions)                                             Reserve established         Charges to date
                                                                        -------------------         ---------------
      Consolidation of RRCA activities including closure
         of facilities, personnel termination, and other items.                  $0.2                     $0.1
      Relocation of Hudson NY facilities including closure of
         existing leased facility                                                 0.9                      0.2
      Consolidation of product offerings, including
           disposal of inventory and equipment                                    0.2                      0.0
                                                                                 ----                     ----
                   Total                                                         $1.3                     $0.3

Note 6 - Equipment commitment

      During June, 1996, the Company entered into commitments to acquire an additional $1.3 million of equipment consisting primarily of automated container packaging equipment (about $0.9 million) and ten refrigerant gas, bulk-tank (so-called 'ISO') storage units (about $0.4 million).
      During September 1996, the Company obtained third-party financing ($1.3 million) which permits Hudson to rent this equipment under the terms of an operating lease. The Company also obtained an additional ($250,000) operating lease facility to permit the financing of other industrial equipment. The additional facility expires December 31, 1996.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
Results of Operations

Three months ended September 30, 1996

      Revenues totaled $5.9 million, an increase of $2.1 million or 54% from the $3.8 million reported during the comparable prior year period. The increase was attributable primarily to higher refrigerant products volume and the impact of acquisitions.

      Cost of sales totaled $3.2 million, an increase of $1.1 million or 49% from the $2.1 million reported during the comparable prior year period due mainly to higher refrigerant products volume. As a percentage of sales, cost of sales were 54% of revenues for the three month period ended September 30, 1996, a decrease from the 56% reported for the comparable prior year. The decrease in percentage of revenues was attributable primarily to a higher volume of higher margin, service-related activities during the 1996 comparable period.

      Operating expenses totaled $2.4 million, an increase of $1.1 million or 79% from the $1.3 million reported during the comparable prior year period. The increase was attributable mainly to higher ($0.3 million) sales and marketing costs related to the Company's significantly expanded marketing programs, higher ($0.5 million) general and administrative expenses associated mainly with the inclusion of the Company's acquisitions (namely ESS and RRCA) in consolidated 1996 results; and to higher ($0.3 million) depreciation and amortization attributable to the growth of the Company's equipment assets and to amortization of goodwill and intangibles related mainly to the Company's August 1995 acquisition of RRCA. As a percentage of revenues, operating expenses totaled 40% of revenues, up from 35% for the comparable 1995 period, due mainly to expanded 1996 sales and marketing programs.

      Net earnings totaled $0.2 million, a decrease of $0.1 million or 21% from the $0.3 million net earnings reported during the comparable prior year period. The decrease was attributable mainly to higher tax provisions recorded during the 1996 reporting period.

Nine months ended September 30, 1996

      Revenues totaled $15.1 million, a decrease of $4.7 million or 24% from the $19.8 million reported during the comparable prior year period. The decrease was attributable primarily to the discontinuation, during May 1995, of the Company's program to resell imported refrigerants which accounted for approximately 75% of 1995 reported revenues.

      Cost of sales totaled $8.4 million, a decrease of $4.2 million or 33% from the $12.6 million reported during the comparable prior year period. The decrease was due mainly to the discontinuation, during May 1995, of the Company's program to resell imported refrigerants; which accounted for approximately 75% of 1995 reported revenues. As a percentage of sales, cost of sales were 56% of revenues for the nine month period ended September 30, 1996, a decrease from the 64% reported for the comparable prior year period. Decrease was attributable primarily to a higher volume of higher margin, service-related activities during the 1996 period.

      Operating expenses totaled $7.3 million, an increase of $3.2 million or 78% from the $4.1 million reported during the comparable prior year period. The increase was attributable mainly to the 1996 Reserve for Restructuring (See Note 5, above) totaling $1.3 million; to higher ($1.2 million) sales, marketing, and administrative costs generally related to the Company's expanded marketing programs and the inclusion of RRCA and ESS acquisitions in the 1996 reporting period; and to higher ($0.6 million) depreciation and amortization attributable to the growth of the Company's equipment assets and to amortization of goodwill and intangibles related mainly to the Company's 1995 acquisition of RRCA. As a

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

Results of Operations (continued)

Nine months ended September 30, 1996 (continued)

percentage of revenues, operating expenses totaled 48% of revenues, up from 21% for the comparable 1995 period, due mainly to the 1996 Reserve for Restructuring and lack of counterpart to 1995 imported refrigerant revenues.
      Net loss totaled $0.4 million, a decrease of $2.2 million from the $1.8 million net earnings reported during the comparable prior year period. The decrease was attributable mainly to discontinuation, during May 1995, of the Company's program to resell imported refrigerants, higher operating costs and lack of counterpart to the 1996 reserve for restructuring; offset partly by higher volume from domestic operations.

Liquidity and Capital Resources

      Net cash used in operating activities totaled $4.1 million for the nine month period ended September 30, 1996 compared with a net cash usage of $0.8 million for the prior year comparable period. Increase ($3.3 million) in cash usage was attributable mainly to higher ($1.6 million) inventories and decreased ($2.2 million) net earnings; offset partly by the 1996 Reserve for Restructuring ($1.0 million).

      Net cash used in investing activities ($3.9 million for the nine months ended September 30, 1996) increased $0.2 million from the prior comparable year period due mainly to higher ($1.3 million) funds used for acquisitions offset partly by proceeds ($1.1 million) from 1996 sales of marketable securities.

      Cash flows from financing activities totaled $6.0 million for the nine months ended September 30, 1996, $3.3 million higher than the $2.7 million reported for the comparable 1995 period. Increase was attributable mainly to 1996 issuance of Convertible Debentures ($5.3 million, see Note 2 above).

      At September 30, 1996, the Company reported cash and equivalents totaling $0.6 million, an increase of $0.1 million from the comparable prior year period.

      For the nine months ended September 30, 1996, the Company reported capital expenditures totaling $2.3 million. During June 1996, the Company entered into commitments to acquire an additional $1.3 million of equipment consisting primarily of automated container packaging equipment (about $0.9 million) and ten refrigerant gas, bulk-tank (so-called `ISO') storage units (about $0.4 million). During September 1996, the Company obtained third-party financing ($1.3 million) which permits Hudson to rent this equipment under the terms of an operating lease. The Company also obtained an additional ($250,000) operating lease facility to permit the financing of other industrial equipment. The additional facility expires December 31, 1996.

      On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. As of September 30, 1996, the Company had repurchased 16,000 shares at a average price of $9.06 per share.

      On June 18, 1996 and September 30, 1996, the Company issued Convertible Debentures (See Note 2 above) with face values of $5.3 million. Proceeds from the offering were used to finance its acquisition of Environmental Support Solutions, Inc. and E-Soft, Inc. (see Note 4, above), and for other purposes.

      On July 24, 1996, the Company completed the acquisition of GRR Co., Inc. in consideration of 20,000 unregistered shares of the Company's Common stock (See Note 4, above).

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

      In connection with RRCA's bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has obligations (as modified by a settlement during April 1996 and totaling $1.4 million at September 30, 1996) to make periodic payments to bankruptcy creditors through September 1999.

      The Company has historically used its cash flows from operations, together with its available cash resources including borrowings under the terms of its agreement with MTB Bank (maximum operating line of credit equivalent to $3.0 million secured by certain scheduled receivables and inventory of Hudson), to satisfy the Company's working capital requirements and to fund proposed acquisitions and capital expenditure programs. Due to the Company's recent acquisitions, and funding needs for expansion of capital equipment, the Company has issued Convertible Debentures (see Note 2, above) and is actively seeking additional credit lines from lending institutions. There can be no assurance, however, that any such financing will be available to the Company; lack of which could materially adversely affect the Company's financial condition and results of operations.

Reliance on Suppliers

      The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of domestic virgin (pure) and reclaimable refrigerants from wholesalers, distributors, bulk gas brokers, and from other sources. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, the Company's financial condition and results of operations would be materially adversely affected.

Inflation

      Inflation has not historically had a material impact on the Company's operations.

Seasonality and Fluctuations in Operating Results

      The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology, timing in introduction and / or retrofit of CFC-based refrigeration equipment by domestic users of refrigeration, the rate of expansion of the Company's operations, and by other factors.
      The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year.
      Unforeseen events, including the delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, or declining refrigerant prices could result in significant fluctuations in Company operating results or losses which might not be easily reversed.
      There can be no assurance that the foregoing factors could not result in material adverse affect of the Company's financial condition and results of operations.

                   Hudson Technologies, Inc. and subsidiaries

                           PART II. OTHER INFORMATION
Item 1.   Legal Proceedings

      During December 1995, Earle Palmer Brown Companies, Inc. filed a compliant against the Company in the Circuit Court for Montgomery County Maryland seeking the sum of $238,761 plus interest for advertising, marketing, and public relations services provided by Kerr Kelly Thompson, a predecessor company. During May 1996, this action was dismissed, on the Company's motion, for lack of jurisdiction.
         On July 19, 1996, the Company reached a negotiated settlement and obtained a full release from Earle Palmer Brown Companies, Inc. in consideration of a one-time payment of $180,000.

      During June 1995, United Water of New York Inc. ("United") alleged that it discovered that two of its wells within close proximity to the Company's facility showed elevated levels of refrigerant contamination. During June 1996, United notified the Company that it was seeking indemnification by the Company for costs incurred to date as well as costs expected to be incurred in connection with United taking remedial action. During July 1996, United threatened to institute legal action in the event that the Company declined to settle this matter. During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ('DEC') in which the DEC stated that it believed that the Company's refrigerants were the cause of the contamination of the United wells, although the DEC is not aware of the extent of contamination or the method that the Company's refrigerants allegedly entered the groundwater.
       The Company is currently conducting an investigation to determine the source of the alleged contamination in United's wells and the need, if any, for remediation. The Company is cooperating with the DEC's directive to develop a proposal to quantify and remediate the alleged contamination.
      There can be no assurance that United will not commence legal action seeking substantial damages and/or other relief, that any legal action or settlement will be resolved in a manner favorable to the Company or that ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

      Hudson Technologies and its subsidiaries are subject to various claims and lawsuits from both private and governmental parties arising from the ordinary course of business, none of which are material.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company conducted its scheduled 1995 Annual Meeting of Shareholders on August 16, 1996. At the meeting, a class of three Directors was elected as follows:

Shares issued and outstanding
  at Record date (June 26, 1996)           4,308,935
Shares voted at Meeting by Proxy
  or by Stockholders present               3,819,931

Class of Directors Elected             Votes FOR election         Votes WITHELD
--------------------------             ------------------         -------------
o   Kevin J. Zugibe                        3,766,239                 53,692
o   Stephen J. Cole-Hatchard               3,763,704                 56,227
o   Dominic J. Monetta                     3,762,479                 57,452

                   Hudson Technologies, Inc. and subsidiaries

Item 5. Other Items

                  NONE

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K under the Securities Exchange Act of 1934 during the quarter ended September 30, 1996.

                  NONE

Exhibits

         The following exhibits are attached to this report.

         Exhibit 10: Convertible Promissory Note dated  September 30, 1996
         Exhibit 27: Financial Data Schedule

                   Hudson Technologies, Inc. and subsidiaries
                        Form 10-QSB of September 30, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                          HUDSON TECHNOLOGIES, INC.


                               By:  /s/ William A. Barron  October 22, 1996
                                    ---------------------------------------
                                         William A. Barron        Date
                                         Vice President
                                         and Chief Financial Officer