Form 10KSB40
period 1996-12-31
HUDSON TECHNOLOGIES INC /NY
filed 1997-03-31
CIK 925528

===============================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                   For the fiscal year ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412
                                               ---------

                            Hudson Technologies, Inc.
         ---------------------------------------------------------------
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

Small Business Issuer's telephone number, including area code: (914) 368-4990

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing
requirements for the last 90 days. Yes   X   No    .
                                       ----    ----

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Small Business Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

The Small Business Issuer's revenues for the fiscal year ended December 31, 1996 were $19,571,000.
    -------------

The aggregate market value of the Small Business Issuer's Common Stock held by
non-affiliates as of March 3, 1997 was approximately $           . As of March
3, 1997, there were 4,982,580 shares of the Small Business Issuer's Stock Outstanding.

                    Documents incorporated by reference: None
===============================================================================

                            Hudson Technologies, Inc.

                                      Index


 Part                                       Item                                                        Page
 ----                                       ----                                                        ----
Part I.       Item  1 - Business                                                                          2
              Item  2 - Properties                                                                        7
              Item  3 - Legal Proceedings                                                                 7
              Item  4 - Submission of Matters to a Vote of Security Holders                               8
Part II.      Item  5 - Market for the Registrant's Common Equity and Related Stockholder  Matters        9
              Item  6 - Management's Discussion and Analysis of Financial Condition                      10
                        and Results of Operations
              Item  7 - Financial Statements                                                             13
              Item  8 - Changes in and Disagreements with Accountants on Accounting                      13
                        and Financial Disclosure
Part III.     Item  9 - Directors and Executive Officers of the Registrant                               14
              Item 10 - Executive Compensation                                                           16
              Item 11 - Security Ownership of Certain Beneficial Owners and Management                   19
              Item 12 - Certain Relationships and related parties                                        20
Part IV.      Item 13 - Exhibits and Reports on Form 8-K                                                 21

              Signatures                                                                                 22

              Financial Statements                                                                       23

                                     Part I
Item 1. Business
----------------

Overview

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), provides refrigerant management services, consisting primarily of the recovery and reclamation of refrigerants used in commercial air conditioning and refrigeration systems. The Company operates through its wholly-owned subsidiaries Hudson Technologies Company (formerly named Refrigerant Reclamation Corporation of America, Inc.) ("RRCA") and Environmental Support Solutions, Inc. ("ESS"); together with other controlled affiliates.

Refrigerants are liquid compounds characterized by their ability to absorb heat and vaporize at extremely low temperatures. Refrigerants serve as coolants in air conditioning and refrigeration systems through the principle of heat transfer by absorbing heat while in a liquid state and releasing heat while in a gaseous state. Chlorofluorocarbon substances contained in refrigerants have been linked to upper-atmospheric ozone depletion as a result of the ability of these substances to chemically combine with and separate ozone molecules.

In the normal course of use, refrigerants become contaminated with oil, water, air, acid and chlorides, causing damage to air conditioning and refrigeration equipment. The Company's primary activities, namely recovery and reclamation, involve removing and restoring contaminated refrigerants to original purity standards

Industry background

The production and use of refrigerants containing chlorofluorocarbons ('CFCs") and hydrochlorofluorocarbons ('HCFCs') , the most commonly used refrigerants, are subject to extensive and changing regulation under the Clean Air Act ('the Act'). The Act, amended during 1990 in response to evidence linking the use of CFCs to damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. The Act further requires the recovery of refrigerants used in residential and commercial air conditioning and refrigeration systems.

In addition, the Act prohibited production of CFC refrigerants effective January 1, 1996 and limits the production of refrigerants containing HCFCs; scheduled to be phased out by the year 2030.

Due principally to regulations promulgated under the Act, demand for refrigerant management services has increased in recent years. The Company believes that the following factors will contribute favorably to the expected continued growth in demand for Company services:

     o The Act imposes civil and criminal penalties on owners and operators of air conditioning and refrigeration systems who fail to monitor CFC leakage or knowingly vent or otherwise dispose of ozone depleting substances;

     o High initial costs of replacing refrigeration equipment with equipment using alternative, non-CFC refrigerants;

     o Alternative refrigerants (including HCFCs) may cause equipment damage and may be less effective than CFC refrigerants when used in air conditioning and refrigeration systems which require significant capacity;

     o Air conditioning / refrigeration system owners require refrigerant recovery services when converting existing equipment or retrofitting with new equipment;

     o Capacity to manufacture commercial-size air conditioning and refrigeration equipment in the United States is currently limited.

Products and Services

Refrigerant Management Services

The Company's products include refrigerant recovery, reclamation, testing, banking, blending and packaging services tailored to individual customer requirements. Hudson also separates 'crossed' (i.e.; commingled) refrigerants for customers, and provides re-usable cylinder repair, hydrostatic testing, and tracking services. Hudson believes that its ability to perform on-site recovery and reclamation simultaneously through the use of portable, high volume reclamation equipment, including its patented Zugibeast(TM) reclamation machine, with minimal business interruption to customers, is a key competitive advantage to the Company.

Environmental  compliance management

Hudson's compliance management products and services include software, training, consulting, and management services in the fields of refrigerant tracking and management, hazardous materials, and air quality.

Nationwide network

Hudson operates from a nationwide network of reclamation centers, located in:

o  Hillburn, New York          -- Reclamation center and Corporate Offices
o  Congers, New York           -- Aerosol packaging and reclamation center
o  Rantoul, Illinois           -- Reclamation center and cylinder refurbishment
o  Charlotte, North Carolina   -- Reclamation center
o  Ft. Lauderdale, Florida     -- Reclamation center
o  Punta Gorda, Florida        -- Reclamation and refrigerant separation center
o  Baton Rouge, Louisiana      -- Reclamation center
o  Sparks, Nevada              -- Reclamation center
o  Los Alimitos, California    -- Regional sales
o  Mesa, Arizona               -- Environmental compliance programs

Recent Events

During January 1997, the Company entered into an Industrial Property Management Segment Marketer Appointment and Agreement and Refrigeration Reclamation Services Agreement with E.I. DuPont de Nemours and Company ("DuPont'), pursuant to which the Company will (i) provide recovery, reclamation, separation, packaging and testing services directly to Du Pont for marketing through DuPont's Authorized Distributor Network and (ii) market DuPont's SUVA(TM) refrigerant products to selected market segments together with the Company's reclamation and refrigerant management services.

In addition, the Company entered into a Stock Purchase Agreement with DuPont and DuPont Chemical and Energy Operations, Inc. ("DCEO") pursuant to which the Company issued to DCEO 500,000 shares of Common Stock in consideration of $3,500,000 in cash. Concurrently, the parties entered into a Standstill Agreement, Shareholders' Agreement and Registration Agreement which, among other things, provide that (i) subject to certain exceptions, neither DuPont nor any corporation or entity controlled by DuPont will, directly or indirectly, acquire any shares of any class of capital stock of the Company if the effect of such acquisition would be to increase DuPont's aggregate voting power to greater than 20% of the total combined voting power relating to any election of directors;
(ii) at DuPont's request, the Company will cause two persons designated by DCEO and DuPont to be elected to the Company's Board of Directors; and (iii) subject to certain exceptions, DuPont will have a five-year right of first refusal to purchase shares of Common Stock sold by the Company's principal shareholders. The Company also granted to DuPont certain demand and "piggy-back" registration rights with respect to the shares.

The Company believes that its strategic marketing relationship with DuPont will significantly enhance its competitive position.

Reliance on Suppliers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of domestic virgin (pure) and reclaimable refrigerants from wholesalers, distributors, bulk gas brokers, and from other sources; and on corresponding demand for reclaimed refrigerants. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

During January 1997, the Company entered into agreements with DuPont to market DuPont's SUVA(TM) refrigerants. Under the agreement, 95% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, suppliers and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services, including provisions requiring customer's to purchase a specified percentage of their refrigerant management services from the Company.

For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 20% of the Company's revenues, with no single customer accounting for more than 10% of the Company's revenues.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, telemarketing, in-person solicitation, print advertising, response to quotation requests and participation in trade shows.

The Company's sales personnel are compensated on a commission basis with a guaranteed minimum net draw. The Company's executive officers devote significant time and effort to customer relationships including domestic refrigerant manufacturers.

Competition

The Company competes primarily on the basis of price, breadth of services offered (including on-site emergency services), and performance of its high volume, high speed equipment used in its operations.

The refrigerant recovery and reclamation industry is relatively new and emerging and competition from existing competitors and new market entrants is expected to increase.

The Company competes with numerous regional companies, which provide refrigerant recovery and/or reclamation services, as well as companies marketing reclaimed and new alternative refrigerants. Certain of such competitors, including National Refrigerants, Inc., Refron, Inc., and Environmental Technologies Company, Inc., possess greater financial, marketing and other resources than the Company and, in some instances, provide services over a more extensive geographic area than the Company.

Demand and market acceptance for newly introduced refrigerant management products and services is subject to a high degree of uncertainty. There can be no assurance that the Company will be able to compete successfully in new geographic markets or with its expanded service products.

Insurance

The Company carries insurance coverage the Company considers sufficient to protect the Company's assets and operations. Hudson currently maintains general commercial liability insurance and excess liability coverage for claims up to $7,000,000 per occurrence and $7,000,000 in the aggregate. There can be no assurance that such insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

The refrigerant industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. The Company may be strictly liable for damages, which could be substantial, regardless of whether it exercised due care and complied with all relevant laws and regulations.

Hudson maintains environmental impairment insurance of $1,000,000 for events occurring subsequent to November 1996. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, that hazardous substances or materials are not or will not be present at the Company's facilities, or that the Company will not incur liability for environmental impairment or personal injury (see 'Legal Proceedings').

Government Regulation

The refrigerant management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Environmental Protection Agency ('EPA'), the United States Occupational Safety and Health Administration and the United States Department of Transportation.

Among other things, these regulatory authorities impose requirements which regulate the handling, packaging, labeling, transportation and disposal of hazardous and non-hazardous materials and the health and safety of workers, and require the Company and, in certain instances, its employees, to obtain and maintain licenses in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company.

Hudson and its customers are subject to the requirements of the Clean Air Act and the regulations promulgated thereunder by the EPA which make it unlawful for any person in the course of maintaining, servicing, repairing, and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants.

Pursuant to the Clean Air Act, a recovered refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by the Air Conditioning and Refrigeration Institute ("ARI") prior to resale to a person other than the owner of the equipment from which it was recovered. The ARI and the EPA administer certification programs pursuant to which applicants are certified to reclaim refrigerants in compliance with ARI standards. Under such programs, the ARI issues a certification for each refrigerant and conducts periodic inspections and quality testing of reclaimed refrigerants.

The Company has obtained ARI certification for most refrigerants and is certified by the EPA. The Company is required to submit periodic reports to the ARI and pay annual fees based on the number of pounds of reclaimed refrigerants. Certification by the ARI is not currently required to engage in the refrigerant management business.

During February 1996, the EPA published proposed regulations, which, if enacted, would require participation in third-party certification programs similar to the ARI program. Such proposed regulations would also require laboratories designed to test refrigerant purity to undergo a certification process. The ARI has recently established a laboratory certification program and the Company has applied to become an ARI certified laboratory. Extensive comments to these proposed regulations were received by the EPA. The EPA is still considering these comments and no further or additional regulations have been proposed or published.

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied or obtained such certification.

The Company is subject to regulations adopted by the Department of Transportation ("DOT") which classify most refrigerants handled by the Company as hazardous materials or substances and impose requirements for handling, packaging, labeling and transporting refrigerants. Hudson believes that it is in compliance with these regulations.

The Resource Conservation and Recovery Act of 1976 ("RCRA") requires that facilities that treat, store or dispose of hazardous wastes comply with certain operating standards. Before transportation and disposal of hazardous wastes off-site, generators of such waste must package and label their shipments consistent with detailed regulations and prepare a manifest identifying the material and stating its destination. The transporter must deliver the hazardous waste in accordance with the manifest to a facility with an appropriate RCRA permit. Under RCRA, impurities removed from refrigerants consisting of oils mixed with water and other contaminants are not presumed to be hazardous waste. Hudson believes that it is in compliance with these regulations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), establishes liability for clean-up costs and environmental damages to current and former facility owners and operators, as well as persons who transport or arrange for transportation of hazardous substances. Almost all states, including New York, have similar statutes regulating the handling of hazardous substances, hazardous wastes and non-hazardous wastes. Many such statutes impose requirements which are more stringent that their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and government entities, in some instances without any fault, for fines, remediation costs and environmental damage, as a result of the mishandling, release, or existence of any hazardous substances at any of its facilities.

The Occupational Safety and Health Act of 1970 mandates requirements for safe work places for employees and special procedures and measures for the handling of certain hazardous and toxic substances. State laws, in certain circumstances, mandate additional measures for facilities handling specified materials.

There can be no assurance that Hudson will be able, for financial or other reasons, to comply with new applicable laws, regulations and licensing requirements; which could subject the Company to civil remedies, substantial fines, penalties, injunctions, or criminal sanctions.

Quality assurance & environmental compliance
The Company utilizes extensive in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratories to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify quality specifications. The Company employs three persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

The Company has approximately 125 employees including air conditioning and refrigeration technicians, chemists, software programmers, and sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent relating to various high speed equipment components and a process to recover and reclaim refrigerants which expires in January 2012. The Company believes that patent protection is important to its business and has received an allowance for an additional patent relating to a high speed refrigerant recovery process. Other recovery and reclamation equipment and processes not covered by the Company's patents or patent applications are currently in commercial use by the Company's competitors. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment infringe or are alleged to infringe patents or other proprietary rights of others, the Company may be required to modify the design of its equipment, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

The Company also relies on trade secrets and proprietary know-how, and employs various methods to protect its technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Failure to protect its trade secrets could have a material adverse effect on the Company.

Item 2. Properties.

The Company's headquarters are located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of about $74,000 through May 1999.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 for $700,000. Annual real estate taxes are approximately $24,000. The Company has entered into a three-year agreement, pursuant to which it leases 15,000 square feet of its Florida facility to an unaffiliated third party at a monthly rental of about $6,800. The lease agreement contains a 90-day cancellation provision.

The Company's Baton Rouge, Louisiana facility is located in a 20,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $54,000 pursuant to an agreement expiring in April 2000.

The Company's Rantoul, Illinois facility is located in a 23,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $60,000 pursuant to an agreement expiring in May 1998.

Hudson's Charlotte, North Carolina facility is located in 16,000 square foot building leased from an unaffiliated third party pursuant to an agreement which expires in April 1998. Annual rent is approximately $41,000.

The Company's Sparks, Nevada facility is located in a 11,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $49,000 pursuant to an agreement expiring in September 1998.

The Company's Mesa, Arizona office facility of about 4,000 square feet is leased from an unaffiliated third party at an annual rental of approximately $41,000; pursuant to an agreement expiring in January 2000.

During January 1997, the Company entered into a commitment to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility for approximately $9,700 per month during in the interim period.

The Company's Los Alamito, California office facility of about 1,500 square feet is leased from an unaffiliated third party at an annual rental of approximately $13,000; pursuant to an agreement expiring in August 1997.

The Company also utilizes bonded warehouse facilities in California and Washington State; which are rented on a month-to-month basis.

Item 3. Legal Proceedings

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

During December 1995, PSJ Vans, Inc. filed a complaint against the Company in the Third District Court, State of Utah, seeking judgment for $41,570 plus attorney fees, for transportation services allegedly provided to the Company. The Company has paid previously an independent broker all such amounts related to this claim.
   During May 1996, this action was dismissed, on the Company's motion, for lack of jurisdiction.

During June 1995, United Water of New York Inc. ("United") alleged that it discovered that two of its wells within close proximity to the Company's facility showed elevated levels of refrigerant contamination. During June 1996, United notified the Company that it was seeking indemnification by the Company for costs incurred to date as well as costs expected to be incurred in connection with United taking remedial action. During July 1996, United threatened to institute legal action in the event that the Company declined to settle this matter.
   During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that in the opinion of DEC the Company's refrigerants were the cause of the contamination of United's wells. The DEC report states that it is not aware of the extent of the contamination or how the Company's refrigerants entered the groundwater. The Company is cooperating with the DEC to develop a proposal to quantify and remediate the contamination
   During December 1996, the Company and United entered into an interim settlement agreement which provided for (a) reimbursement ($84,000) of United's operating costs associated with certain wells through August 1996, (b) reimbursement, subject to a dollar cap of $12,650 per month, of United monthly operating costs for certain wells from September 1996 through April 1997, and (c ) continued monitoring of refrigerant groundwater levels. Under the agreement, United agreed not to commence legal action against the Company prior to May 1, 1997. Neither party waived their rights as a result of the interim agreement.
  The Company is currently conducting an investigation to determine the source of the alleged contamination in United's wells and the need, if any, for remediation. There can be no assurance that United will not commence legal action after May 1, 1997 seeking substantial damages and/or other relief; or that any legal action or settlement will be resolved in a manner favorable to the Company; or that ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

Hudson Technologies and its subsidiaries are subject to various claims and / or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock has traded since November 1, 1994 on the NASDAQ Small-Cap Market under the symbol 'HDSN'. Since September 20, 1995, the Common Stock has traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Common Stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1994                                                     High          Low
----                                                     ----          ---
 o    Fourth Quarter (commencing November 1, 1994)      $ 6 1/2      $ 5 1/8

1995
----
 o    First Quarter                                     $18 1/2      $5 11/16
 o    Second Quarter                                    $27          $15 3/4
 o    Third Quarter                                     $23 3/4      $15 3/4
 o    Fourth Quarter                                    $20 1/2      $12 1/2

1996
----
 o    First Quarter                                     $15 3/8      $10 1/4
 o    Second Quarter                                    $13 1/2      $ 8
 o    Third Quarter                                     $ 7 1/2      $ 6 3/8
 o    Fourth Quarter                                    $ 8 5/8      $ 5 1/8

1997
----
 o    First Quarter (through  March 3, 1997)            $13 1/4      $ 5 3/8

On March 3, 1997, the last sale price for the Common Stock as reported by the NASDAQ National Market was $10 3/8 per share. The number of record holders of the Company's Common Stock was approximately 210 as of March 3, 1997. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings to finance the Company's continued growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Selected Financial Data
               (amounts in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------
Operating data (years ended December 31,)                                       1996         1995           1994
                                                                                ----         ----           ----
     Revenues:                                                                 $19.6        $22.0           $1.3
     Gross Profit                                                                5.4          7.6            0.9
     Operating expenses-a)                                                       8.3          4.5            0.8
     Operating income (loss)-a)                                                (2.9)          3.1            0.1

          (a- Includes restructuring charge to earnings                          1.3            -              -

     Net earnings (loss):
     - Reported                                                                (2.1)          1.8            0.0
     - Excluding Restructuring charges                                         (1.2)          1.8            0.0

     Net earnings (loss) per primary share (in dollars):
     - Reported                                                              $(0.47)        $0.46          $0.02
     - Excluding Restructuring charges                                       $(0.29)        $0.46          $0.02

------------------------------------------------------------------------------------------------------------------
Balance Sheet data (at December 31):                                            1996         1995           1994
                                                                                ----         ----           ----
     Working capital                                                            $4.2        $10.7           $3.8
     Total assets                                                               28.8         24.1            6.0
     Short- and long-term debt                                                   7.2          2.2            0.1
     Stockholders' equity                                                       18.4         20.3            4.7

Results of Operations

Change in Business Focus

During 1995, the Company changed its business focus from purchasing CFC products from importers and reselling these products in the U.S. market, to a program focused on developing a nationwide network of refrigerant distribution and reclamation centers. As a result of this business focus change, the Company ceased sourcing and reselling imported refrigerants during May 1995 and expanded its domestic sourcing and reclamation operations through a series of 1995 and 1996 acquisitions (see note 2 to the Notes to the Consolidated Financial Statements).

Fiscal year 1996 compared with fiscal year 1995

Revenues totaled $19.6 million, a decrease of $2.4 million or 11% from the $22.0 million reported during the comparable prior year period. The decrease was attributable primarily to the discontinuation of the Company's program to source and resell imported refrigerants which accounted for approximately 68% or $14.9 million of 1995 revenues; offset partly by increased ($12.5 million) domestic sourcing and reclamation revenues.

Cost of sales totaled $14.2 million, a decrease of $0.2 million or 1% from the $14.4 million reported during the comparable prior year period. As a percentage of sales, cost of sales were 72% of revenues for the year ended December 31, 1996, an increase from the 65% reported for the comparable prior year. The increase percentage of revenues was attributable primarily to increased operating costs associated with the August 1995 acquisition of RRCA and to higher refrigerant product costs resulting from the growth of domestic sourcing and reclamation operation revenues; offset partly by the discontinuation of the Company's program to source and resell imported refrigerants.

Operating expenses totaled $8.3 million, an increase of $3.8 million or 85% from the $4.5 million reported during the comparable prior year period. The increase was attributable mainly to a lack of 1995 counterpart to the Reserve for Restructuring totaling $1.3 million established during 1996's second quarter; for the purposes of consolidating the Company's activities, relocating the Company's headquarters and primary redemption center, and to consolidate product offerings; higher ($2.0 million) sales, marketing, and administrative costs generally related to the Company's expanded marketing programs and the inclusion of ESS operations during part of the 1996 reporting period; and to higher ($0.5 million) depreciation and amortization attributable to the growth of the Company's equipment assets and amortization of goodwill and intangibles related mainly to the Company's August 1995 acquisition of RRCA. As a percentage of revenues, operating expenses totaled 43% of revenues, up 22% from the comparable 1995 period, due mainly to the 1996 Reserve for Restructuring.

Interest expense totaled $0.5 million for the year ended December 31, 1996, an increase of $0.2 million from the prior year. The increase was attributable mainly to higher bank credit line and convertible note interest charges associated with expenditures for equipment, acquisitions, and inventory.

Net loss totaled $2.1 million, a decrease of $3.9 million from the $1.8 million net earnings reported during the comparable prior year period. The decrease was attributable mainly to lower gross profits ($1.4 million after taxes), higher operating expenses due, in part, to acquisitions; and to lack of counterpart to the 1996 restructuring reserve ($0.8 million after taxes).

Liquidity and Capital Resources

Net cash used in operating activities totaled $3.2 million for the year ended December 31, 1996 compared with a net cash usage of $2.9 million for the prior year comparable period. 1996 net cash used in operating activities consisted mainly of net loss ($2.1 million) and higher ($3.7 million) inventories; offset partly by higher ($1.3 million) levels of accounts payable and accrued expenses. Increase ($0.3 million) in 1996 cash usage compared with 1995 was attributable mainly to decreased ($3.9 million) net earnings; offset partly by higher ($1.0 million) accounts payable and accrued expenses, improved ($1.6 million) receivable collections and lower ($1.0 million) prepaid expenses.

Net cash used in investing activities ($3.4 million) for the year ended December 31, 1996 consisted mainly of the ESS acquisition ($2.4 million) and equipment additions ($2.0 million); offset partly by proceeds from sale of marketable securities.

Cash flows from financing activities totaled $4.5 million for the year ended December 31, 1996, $3.7 million lower than the $8.2 million reported for the comparable 1995 period. Decrease was attributable mainly to 1995 proceeds from redemption of warrants ($9.2 million) offset partly by 1996 issuance of Convertible Debentures ($5.3 million, see note 10 to the Notes to the Consolidated Financial Statements).

At December 31, 1996, the Company reported cash and equivalents totaling $0.4 million, a decrease of $2.0 million from the comparable prior year period.

For the year ended December 31, 1996, the Company reported capital expenditures totaling $2.0 million. During 1996, the Company also obtained financing from two lending institutions which enabled it to rent an additional $1.7 million of equipment under terms of operating leases. Hudson utilized these facilities to acquire automated aerosol packaging equipment (about $1.0 million), ten refrigerant gas, bulk-tank storage units (about $0.4 million), and other industrial equipment ($0.3 million).

On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. As of December 31, 1996, the Company had repurchased 21,000 shares at a average price of $8.25 per share.

On June 18, and September 30, 1996, the Company issued Convertible Debentures (See note 10 to the Notes to the Consolidated Financial Statements) with a combined face value of $5.3 million. Outstanding convertible debentures at December 31, 1996 were retired during January 1997.

 On July 24, 1996, the Company completed the acquisition of GRR Co., Inc. in consideration of 20,000 unregistered shares of the Company's Common stock (See note 2 to the Notes to the Consolidated Financial Statements).

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has obligations (as modified by a settlement during April 1996) totaling $0.8 million at December 31, 1996 payable in periodic payments to bankruptcy creditors through July 2000.

On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans ($678,000) to the Company; repayable upon receipt of proceeds from property mortgage (see below) or on subsequent demand. On January 29, 1997, the Company retired the officer loans and accrued interest outstanding at December 31, 1996 (see Note 10 to the Notes to the Consolidated Financial Statements).

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage bears a fixed annual interest rate of 9.25% and repayable over 20 years commencing February 1997.

The Company has a bank line of credit ($3.0 million) with MTB Bank N.A. ('MTB'), which bears interest at a rate of prime plus 2%. Advances under the MTB line ($1.7 million at December 31, 1996) were limited to 85% of eligible trade accounts receivable and 50% of inventories not exceeding trade receivable lending limits (above) or $2 million. The Company was in compliance with all terms of the MTB Bank agreement at December 31, 1996. The agreement, which expired during August 1996, has been extended by both the Company and MTB Bank until April 1, 1997.

The Company has historically used its cash flows from operations, together with its available cash resources including borrowings under the terms of its agreement with MTB Bank, to satisfy the Company's working capital requirements and to fund proposed acquisitions and capital expenditure programs. Under the MTB Bank agreement, substantially all the Company's assets are pledged as collateral for Hudson obligations to MTB Bank.

During January 1997, in connection with the execution of various agreements with E.I. DuPont de Nemours ("DuPont'), the Company obtained additional equity funds ($3.5 million) from an affiliate of DuPont (see note 12 to the Notes to the Consolidated Financial Statements). Proceeds from this funding were utilized primarily to retire debt.

During January 1997, the Company entered into a commitment to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility in the interim period.

The Company is seeking to implement an expanded bank credit line; however, there is no assurance that any such financing will be available to the Company, lack of which could materially adversely affect the Company's financial condition and results of operations.

Acquisitions

On August 15, 1995, the Company acquired Refrigerant Reclamation Corporation of America ("RRCA"). The purchase price was approximately $6,068,000; which consisted of cash ($1,250,000), a note ($750,000) paid during December 1995, and 174,964 shares of the Company's common stock. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $4.0 million. Results of RRCA's operations have been included in the Company's consolidated financial statements from the date of acquisition.

On April 23, 1996, the Company acquired all the outstanding capital stock of Environmental Support Solutions, Inc. ("ESS"), a Mesa, Arizona developer and provider of environmental software, training, and management services. The capital stock of ESS was purchased for $2,375,000, which consisted of cash ($700,000) and notes ($1,675,000) paid during October 1995. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $0.8 million. Results of ESS's operations have been included in the Company's consolidated financial statements from the date of acquisition.

On June 14, 1996, ESS acquired all the net assets, subject to liabilities, of E-Soft, Inc. ("E-Soft"), a Georgia-based developer and marketer of software programs related to hazardous material management, in exchange for a cash payment of $50,000 and 41,560 unregistered shares of the Company's stock. E-Soft acquired assets and liabilities were recorded at fair values, resulting in an excess of cost over assets acquired of approximately $0.5 million. Subsequent to the acquisition, all E-Soft assets and activities were relocated to ESS headquarters in Arizona. The former owner of E-Soft has become an employee of ESS.

On July 24, 1996, the Company acquired all the outstanding common stock of GRR Co., Inc. dba Golden Refrigerants ("Golden"); a refrigerant reclamation and recovery company located in Punta Gorda, Florida; in exchange for 20,000 unregistered shares of the Company's stock with a valuation of $0.1 million at the transaction date; and resulting in an excess of cost over assets acquired of approximately $0.1 million. Concurrent with the acquisition, the Company purchased, for nominal consideration, all the net assets, subject to liabilities, of Golden, and dissolved GRR Co., Inc.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology, timing in introduction and/or retrofit of CFC-based refrigeration equipment by domestic users of refrigeration, the rate of expansion of the Company's operations, and by other factors.

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

Item 7. Financial Statements

The financial statements appear in a separate section of this report following
Part IV.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

The following table sets forth information with respect to the directors and officers of the Company:

                Name                            Age                             Position
                ----                            ----                            --------
Kevin J. Zugibe                                  33            Chairman of the Board, President and Chief Executive Officer
Thomas P. Zugibe                                 44            Executive Vice President and Director
Stephen P. Mandracchia                           37            Executive Vice President and Secretary
Stephen J. Cole-Hatchard                         39            Vice President, Treasurer, and Director
William A. Barron                                47            Vice President and Chief Financial Officer
Walter A. Phillips                               44            Vice President of  Sales and Marketing
Robert Johnson                                   40            Vice President and Director
Stephen Spain                                    46            Vice President, Strategic Affairs
Vincent Abbatecola                               49            Director
Otto C. Morch                                    63            Director
Dominic J. Monetta                               54            Director



Kevin T. Zugibe, P.E. is a founder of the Company and has been a director, President and Chief Executive Officer of the Company since its inception in 1991. Since May 1994, Mr. Zugibe has devoted his full business time to the Company's affairs. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. Kevin J. Zugibe and Thomas P. Zugibe are brothers.

Thomas P. Zugibe has been a Vice President of the Company since its inception in 1991 and a director since April 1995. Mr. Zugibe is responsible for assuring compliance by the Company with laws and regulations pertaining to its operations. Prior to May 1995, he devoted only a portion of his business time to the affairs of the Company. Since that date, Mr. Zugibe has been employed by the Company on a full time basis. He has been engaged in the practice of law in the State of New York since 1980 and is a member of the law firm of Ferraro and Zugibe, Garnerville, New York. Mr. Zugibe is also a Village Justice for West Haverstraw, New York.

Stephen P. Mandracchia has been a Vice President of the Company since January 1993 and Secretary of the Company since April 1995. Mr. Mandracchia served as a director from June 1994 until August 1996. Mr. Mandracchia is responsible for corporate, administrative and regulatory legal affairs of the Company. Mr. Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983), and prior to September 1995 devoted only a portion of his business time to the Company's affairs.

Stephen J. Cole-Hatchard has been a director and executive officer of the Company since January 1993, and functions as the Treasurer of the Company. Mr. Cole-Hatchard is a member of the bar of the State of New York. From May 1984 to May 1995, Mr. Cole-Hatchard was employed as a detective with the Clarkstown, New York Police Department, Asset Forfeiture/Legal Division. From May 1995 to January 1996, he was on leave of absence form the Clarkstown Police Department and employed on a full time basis by the Company. In January 1996, Mr. Cole-Hatchard returned to the Clarkstown Police Department and currently devotes approximately 45 hours a week of his business time to the affairs of the Company.

William A. Barron has been Vice President and Chief Financial Officer of the Company since July 1996. From March 1993 to August 1995, Mr. Barron served as President, Chief Operating Officer, and Chief Financial Officer for Diagnostek, Inc.; a company involved in the pharmacy benefit management business. From 1971 to 1993, Mr. Barron served in various financial roles at General Electric.

Walter A. Phillips has been Vice President of Sales and Marketing of the Company since October 1996. Prior to joining Hudson, Mr. Phillips was employed in various sales and marketing roles with York International.

Robert Johnson has been a director of the Company and Vice President since April 1996. Mr. Johnson founded and has been Vice President of Environmental Support Solutions, Inc., a company which develops and provides environmental software, training and consulting services, since March 1994. From February 1979 to March 1994, Mr. Johnson was an Operations Manager for the Arizona Region of Carrier Corporation's Building Systems Services.

Stephen Spain has been a Vice President of the Company since April 1996. Mr. Spain co-founded and has been Vice President of Environmental Support Solutions, Inc., a company which develops and provides environmental software, training and consulting services, since March 1994.

Vincent P. Abbatecola has been a director of the Company since June 1994. Mr. Abbatecola is the owner of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May, 1971. Mr. Abbatecola serves as Chairman of the Board of Mid-Atlantic Ice Association; an industry trade association.

Otto C. Morch has been a director of the Company since March 1996. For more than the past five years Mr. Morch has been Senior Vice President, Commercial Banking at Provident Savings Bank, F.A.

Dominic J. Monetta has been a director of the Company since April 1996. Since August 1993, Mr. Monetta has been the President of Resource Alternatives, Inc., a corporate development firm concentrating on solving management and technological problems facing chief executive officers and their senior executives. From December 1991 to May 1993, Mr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology for the United States Department of Defense. From June 1989 to December 1991, Mr. Monetta served as the Director of the Office of New Production Reactors of the United States Department of Energy.

The Company has established a Stock Option Committee, which administers the Company's Stock Option Plan. The members of such Committee are Messrs. Abbatecola and Morch. The Company also has an Audit Committee of the Board of Directors which supervises the audit and financial procedures of the Company. The Audit Committee is comprised of Messrs. Abbatecola, Cole-Hatchard and Morch.

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide for a Board of seven members (subject to increase or decrease by a resolution adopted by the shareholders). Accordingly, one class consists of three directors and the second class consists of four directors.

Item 10. Executive Compensation

The following table discloses the compensation for the Company's Chief Executive Officer (the "Named Executive") and other officers which earned over $100,000 during such years.

Summary Compensation
Table                                                                                                     Long Term Compensation
                                                                                                                   Awards
                                                                                Annual Compensation(1)    -----------------------
                                                                                -----------------------    Securities Underlying
             Name                           Position               Year         Salary         Bonus                Options
             ----                           --------               ----         ------         -----                -------
Kevin J. Zugibe                  Chairman of the Board,            1996        $145,462         --                     --
                                 President & Chief Operating       1995        $113,076         --                     --
                                 Officer                           1994         $43,462         --              75,000 shares

Stephen P. Mandracchia           Executive Vice President and      1996        $104,885         --                     --
                                 Secretary                         1995         $47,574         --                     --
                                                                   1994          $3,554         --              75,000 shares

Robert Johnson                   Vice President                    1996        $133,289         --              60,000 shares
Stephen Spain                    Vice President                    1996         133,960         --              60,000 shares

--------------------------
(1) The value of personal benefits furnished to Messrs. Zugibe, Mandracchia, Johnson, and Spain during 1994, 1995, and 1996 did not exceed 10% of their respective annual compensation. Messrs. Johnson and Spain joined the Company during April 1996.

The Company granted options to executive officers during the fiscal year ended December 31, 1996, as shown in the following table:

                                                            Number of     % of Total
                                                            Securities    Options
                                                            Underlying    Granted to
                                                            Options       Employees
Summary  of Stock Options                                   Granted       in Fiscal year
Granted to Executive Officers                               ----------------------------   Exercise or          Expiration
         Name                      Position                 Shares         Percent       Base price ($/sh)          Date
         ----                      --------                 ------         -------       -----------------          ----
William A. Barron       Vice President and Chief
                        Financial Officer                    5,000           2.3%              $5.63              10/2001
Walter A. Phillips      Vice President of Sales and
                        Marketing                           25,000          12.0%              $5.63              10/2001
Robert Johnson          Vice President                      60,000          28.8%             $10.50               4/2001
Stephen Spain           Vice President                      60,000          28.8%             $10.50               4/2001

The following table sets forth information concerning the value of unexercised stock options held by Messrs. Zugibe, Mandracchia, Johnson, and Spain at December 31, 1996.

                                                                  Number of Securities
                                                                       Underlying                          Value of
                                                                   Unexercised Options               In-the-money Options
                                                                   At December 31, 1996              At December 31, 1996
Aggregated Fiscal Year End Option Values Table                     --------------------              --------------------
           Name                        Position               Exercisable      Unexercisable     Exercisable     Unexercisable
           ----                        --------               -----------      -------------     -----------     -------------
Kevin J. Zugibe              Chairman of the Board,             54,000            21,000           $6,750           $2,625
                             President & Chief Operating
                             Officer

Stephen P. Mandracchia       Executive Vice President and       54,000            21,000           $6,750           $2,625
                             Secretary

Robert Johnson               Vice President                      9,500            50,500               $0               $0
Stephen Spain                Vice President                      9,500            50,500               $0               $0

-------------------------
Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock.

Compensation of Directors

Non-employee directors receive an annual fee of $3,000 and are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors. In addition, under the Company's Stock Option Plan non-employee directors are eligible to receive nonqualified stock options.

To date, the Company granted to Dr. Frederick T. Zugibe, a former director of the Company, options to purchase 75,000 shares of Common Stock at an exercise price of $5.50 per share. Such option vests at the rate of 18,000 shares for each of four one-year terms, commencing with the year ended October 31, 1994, and 3,000 shares for the year ending October 31, 1998. The Company has also granted to Robert Johnson, in connection with his employment agreement with ESS, options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $10.50 per share. Such option vests at the rate of 9,500 shares for each of four one-year terms, commencing with the year ended April 24, 1996, and 3,000 shares for the year ending April 24, 2002.

Employment Agreements

The Company has entered into a five-year employment agreement with Kevin J. Zugibe, which expires in May 1999 and is automatically renewable for successive terms. Pursuant to the agreement, effective January 1, 1997 Mr. Zugibe is receiving an annual base salary of $175,000 with such increases and bonuses as the Board may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

The Company has also entered into one-year employment agreements with Messrs. Thomas Zugibe, Mandracchia, and Cole-Hatchard. Pursuant to these agreements, effective January 1, 1997, these officers are receiving annual base salaries of $130,000, $130,000, and $75,000, respectively. The agreements are automatically renewable for successive one-year terms.

The Company has entered into three-year employment contracts with Messrs. Johnson, Spain, Phillips, and Barron which provide for annual base salaries of $80,000, $80,000, $150,000 and $130,000, respectively, and are automatically renewable for successive one-year terms. Messrs. Phillips and Barron' s contracts also provide for annual bonuses not to exceed $50,000 and $25,000, respectively, based on achievement of pre-determined annual goals.

Stock Option Plan

The Company has adopted an Employee Stock Option Plan (the "Plan") effective October 31, 1994 pursuant to which 725,000 shares of Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs may be granted under the Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by a committee of the Board of Directors, which currently consists of Messrs. Abbatecola and Morch. The committee, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Plan will expire on December 31, 2004.

ISOs granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Non-qualified options granted under the Plan may not be granted at a price less than 85% of the market value of the Common Stock on the date of grant. Options granted under the Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 1996, the Company granted options to purchase 715,600 shares of Common Stock under the Plan. Of such options, options to purchase 75,000 shares at an exercise price of $5.50 per share were granted to each of Kevin J. Zugibe, Stephen J. Cole-Hatchard, Stephen P. Mandracchia, Thomas P. Zugibe and Frederick T. Zugibe in 1994. Such options vest at the rate of 18,000 shares for each of four one-year periods beginning with the period ending October 31, 1994 and 3,000 shares for the period ending October 31, 1998. During 1994, the Company also granted options to purchase 10,000 shares to a former officer and 103,000 shares to other employees of the Company, exercisable at prices ranging from $5.00 to $5.625 per share. During 1995, the Company granted options for 19,000 shares, exercisable at prices ranging from $6.00 and $16.00 per share. During 1996, the Company granted options to purchase 208,600 shares, exercisable at prices ranging from $5.63 to $10.50 per share (also see Note 14 to the Notes to the Consolidated Financial Statements).

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 3, 1997 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executive and Mr. Mandracchia, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

                                                 Amount and
                                                 Nature of          Percentage
                                                 Beneficial         of Shares
Name and Address of Beneficial Owner (1)         Ownership(2)       Owned
----------------------------------------         ------------       ----------
Kevin J. Zugibe                                  288,000(3)            5.8%
Thomas P. Zugibe                                 288,000(3)            5.8%
Stephen P. Mandracchia                           276,000(3)            5.5%
Stephen J. Cole-Hatchard                         287,000(3)            5.8%
William A. Barron                                  6,000(4)               *
Walter A. Phillips                                17,700                  *
Robert Johnson                                     9,500(5)               *
Stephen Spain                                      9,500(5)               *
Joseph Longo                                      16,680(7)               *
Vincent Abbatecola                                 1,500                  *
Otto C. Morch                                        600                  *
Dominic J. Monetta                                 3,000                  *
Fredrick T. Zugibe                               266,500(3)(4)         5.3%
DuPont Chemical and Energy
Operations, Inc.                                 500,000(6)           10.0%
All directors and officers as a group
(13 persons)                                   1,203,480              24.2%

* = Less than 1%

----------
(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 25 Torne Valley Road, Hillburn, New York 10931.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from the date hereof have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common stock beneficially owned by them.

(3) Includes 54,000 shares which may be purchased by the named person at $5.50 per share under an immediately exercisable option expiring in October 1999.

(4) Excludes shares owned by adult children of Dr. Zugibe. Excludes shares owned by the adult children and spouse of Mr. Barron. Mr. Barron's shares include 5,000 immediately exercisable shares which may be purchased by the named person at $5.625 per share under an immediately exercisable option expiring in October 2001.

(5) Represents immediately exercisable options. Does not include Options to purchase 50,500 shares.

(6) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. ('DCEO') and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(7) Mr. Longo is Vice President, Engineering of the Company. Includes 5,000 shares which may be purchased by the named person at $5.625 per share under an immediately exercisable option expiring in December 1999.

(8) Includes 17,700 immediately exercisable shares which may be purchased by the named person at $5.625 per share under an immediately exercisable option expiring in October 2001.

Kevin J. Zugibe, Thomas P. Zugibe, Frederick T. Zugibe, Stephen Mandracchia and Stephen J. Cole-Hatchard may be deemed to be "parents" of the Company as such term is used under the Securities Act of 1933.

Item 12. Certain Relationships and Related parties

On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans ($678,000) to the Company; repayable upon receipt of proceeds from property mortgage (see Note 10 to the Notes to the Consolidated Financial Statements) or on subsequent demand. At December 31, 1996, officer loans consisted of:

      (in thousands)
Officer and stockholder loans                          Initial     Outstanding
                                                        Loan         Balance
Lender                               Relationship      Amount      at 12/31/96
------                               ------------      ------      -----------
S Mandracchia                       Company Officer      $100         $50
S Cole-Hatchard                     Company Officer       100          50
T Zugibe                            Company Officer       100          50
K Zugibe                            Company Officer       100           -
W Barron                            Company Officer        50          50
                                                           --          --
                         subtotal                         450         200
                                                          ---         ---
Deerfield Partnership                     (1)             128           -
                                                                        -
D Cole-Hatchard                           (1)             100           -
     - Accrued Interest                                     -           2
                                                         ----        ----
                          Total                          $678        $202
                                                         ====        ====

(1) Deerfield Partnership is a firm owned, in part, by S Cole-Hatchard and D Cole-Hatchard, the officer's mother.

Mr. Barron's note bore interest at a annual rate of 6%. Interest on the other notes bore interest at a rate of 8.75%. On January 29, 1997, the Company retired the officer loans and accrued interest outstanding at December 31, 1996.

                                     Part IV

Item 13 Exhibits and Reports on Form 8-K.

(a)      Exhibits

 3.1     Certificate of Incorporation and Amendment. (1)
 3.2     Amendment to Certificate of Incorporation, dated July 20,1994. (1)
 3.3     Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
 3.4     By-Laws. (1)
10.1     Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2     Consulting Agreement with J.W. Barclay & Co., Inc. (1)
10.3     Stock Option Plan of the Company. (1)
10.4     Employment Agreement with Kevin J. Zugibe. (1)
10.5     Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.6 Agreement dated August 12, 1994 between the Company and PAACO International, Inc. (1)
10.7 Agreement between the Company and James T. and Joan Cook for the purchase of premises 3200 S.E. 14th Avenue, Ft. Lauderdale, Florida.(1)
10.8 Agreement dated as of December 12, 1994, by and between the Company and James Spencer d/b/a CFC Reclamation. (2)
10.9 Employment Agreement, dated December 12, 1994, between the Company and James Spencer. (2)
10.10 Agreement, dated July 25, 1995, between the Company and Refrigerant Reclamation Corporation of America. (3)
10.11 Employment Agreements with Thomas P. Zugibe, Stephen P. Mandracchia and Stephen J. Cole-Hatchard. (4)
10.12 Contract of Sale with ESS, Stephen Spain, Robert Johnson and the Company dated April 23, 1996(5)
10.13 Agreement dated February 4, 1997 between Wilson Art, Inc. and the Company for the purchase of 100 Brenner Drive, Congers, New York.
10.14 Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the Company (6)
10.15    Employment Agreement, dated October 9, 1996, with Walter A. Phillips.
27       Financial Data Schedule

---------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-80279-NY)
(2) Incorporated by reference to Company's Report on Form 8-K dated December 12, 1994.
(3) Incorporated by reference to Company's Report on Form 10-QSB for the quarter ended June 30, 1995.
(4) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(5) Incorporated by reference to the Company's Report on Form 8-K dated April 29, 1996.
(6) Incorporated by reference to the Company Report in Form 8-K dated January 29, 1997.

(b) Reports on Form 8-K:

     During the quarter ended December 31, 1996, no report on Form 8-K was filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 29 day of March, 1997.

HUDSON TECHNOLOGIES, INC.

By:  /s/ Kevin J. Zugibe
    ------------------------------
     Kevin J. Zugibe, President


In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.

          Signature                              Title                                  Date
          ---------                              -----                                  ----
/s/ Kevin J. Zugibe                Chairman of the Board, President and Chief       March 29, 1997
----------------------------       Executive Officer
Kevin J. Zugibe

/s/ Thomas P. Zugibe               Executive Vice President and Director            March 29, 1997
----------------------------
Thomas P. Zugibe

/s/ Stephen P. Mandracchia         Executive Vice President and Secretary           March 29, 1997
----------------------------
Stephen P. Mandracchia

/s/ Stephen J. Cole-Hatchard       Vice President, Treasurer, and Director          March 29, 1997
----------------------------
Stephen J. Cole-Hatchard

/s/ William A. Barron              Vice President and Chief Financial Officer       March 29, 1997
----------------------------
William A. Barron

/s/ Robert Johnson                 Vice President and Director                      March 29, 1997
----------------------------
Robert Johnson

/s/ Vincent Abbatecola             Director                                         March 29, 1997
----------------------------
Vincent Abbatecola

/s/ Otto C. Morch                  Director                                         March 29, 1997
----------------------------
Otto C. Morch

/s/ Dominic J. Monetta             Director                                         March 29, 1997
----------------------------
Dominic J. Monetta

                            Hudson Technologies, Inc.
                              Financial Statements



                                    Contents




Report of Independent Certified Accountants                        24
Audited Financial Statements
o    Consolidated Statements of Operations                         25
o    Consolidated Balance Sheets                                   26
o    Consolidated Statements of Cash Flows                         27
o    Consolidated Statements of Stockholders' Equity               28
o    Notes to the Consolidated Financial Statements                29

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.
Hillburn, New York

  We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then in conformity with generally accepted accounting principles.


                                                            BDO Seidman, LLP

Valhalla, New York
March 3, 1997

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations


(Amounts in thousands, except for share and per share amounts)
For the year ended December 31,                                           1996                 1995
-------------------------------                                           ----                 ----
Revenues                                                             $    19,571           $    21,970
Cost of Sales                                                             14,146                14,359
                                                                     -----------           -----------
      Gross Profit                                                         5,425                 7,611

Operating expenses:
     Selling and marketing                                                 1,448                   856
     General and administrative                                            4,480                 3,104
     Depreciation and amortization                                         1,077                   555
     Restructuring charge (Note 11)                                        1,333                  --
                                                                     -----------           -----------
          Total operating expenses                                         8,338                 4,515
                                                                     -----------           -----------

Operating income (loss)                                                   (2,913)                3,096

Other income (expense):
     Interest income                                                          43                    42
     Interest expense                                                       (462)                 (286)
     Other income (Note 3)                                                   144                    22
                                                                     -----------           -----------
          Total other income (expense)                                      (275)                 (222)
                                                                     -----------           -----------

Earnings (loss) before income taxes                                       (3,188)                2,874

Provision (benefit) for income taxes (Note 7)                             (1,135)                1,087
                                                                     -----------           -----------

Net earnings (loss)                                                  $    (2,053)          $     1,787
                                                                     ===========           ===========

Net earnings (loss) per common and common stock equivalents          $     (0.47)          $      0.46
Weighted average number of shares outstanding                          4,349,495             3,929,838

Net earnings (loss) per common stock assuming full dilution          $     (0.47)          $      0.43
Weighted average number of shares outstanding                          4,349,495             4,181,983











Certain 1995 amounts have been reclassified to conform with 1996 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets

(Amounts in thousands, except for share amounts)
As of December 31,                                                                   1996               1995
------------------                                                                   ----               ----
Assets (Note 10)
Current assets:
     Cash and cash equivalents                                                     $    422           $  2,460
     Marketable securities (Note 4)                                                    --                1,100
     Trade accounts receivable - net (Note 5)                                         2,476              2,543
     Inventories (Note 6)                                                             9,062              5,344
     Income taxes receivable (Note 7)                                                   930               --
     Prepaid expenses and other current assets                                          141                943
                                                                                   --------           --------
          Total current assets                                                       13,031             12,390

Property, plant and equipment, less accumulated depreciation (Note 8)                 5,882              4,536
Goodwill and intangible assets, less accumulated amortization (Note 2, 9)             7,754              6,924
Deferred income taxes (Note 7)                                                        1,978               --
Other assets                                                                            130                169
                                                                                   --------           --------
     Total assets                                                                  $ 28,775           $ 24,019
                                                                                   ========           ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                         $  2,762           $  1,391
     Short term debt; including officer and
          stockholder loans outstanding of $202 and $0 (Note 10)                      5,678                273
     Reserve for restructuring (Note 11)                                                377               --
                                                                                   --------           --------
          Total current liabilities                                                   8,817              1,664
Deferred income taxes (Note 7)                                                         --                   85
Deferred income                                                                          71               --
Long-term debt, less current maturities (Note 10)                                     1,509              1,933
                                                                                   --------           --------
     Total liabilities                                                               10,397              3,682
                                                                                   --------           --------

Stockholders' equity (note 2, 10, 12, 14)
     Common stock, $0.01 par value; shares authorized 20,000,000;
          issued and outstanding 4,370,495 and 4,242,435                                 44                 42
     Additional paid-in capital                                                      18,517             18,252
     Retained earnings (deficit)                                                        (10)             2,043
                                                                                   --------           --------
                                                                                     18,551             20,337
     Less: Treasury stock, 21,000 shares at cost                                       (173)              --
                                                                                   --------           --------
          Total Stockholders' equity                                                 18,378             20,337
                                                                                   --------           --------

     Total liabilities and Stockholders' equity                                    $ 28,775           $ 24,019
                                                                                   ========           ========

-----------------------------------------------------------------------------
Commitments and contingencies (note 13)



Certain 1995 amounts have been reclassified to conform with 1996 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows

(Amounts in thousands)
For the year ended December 31,                                             1996              1995
-------------------------------                                             ----              ----
Cash flows from operating activities:
Net earnings (loss)                                                        $(2,053)          $ 1,787
Adjustments to reconcile net earnings (loss)
   to cash provided  (used) by operating activities:
     Depreciation and amortization                                           1,077               555
     Deferred income taxes                                                    (293)               86
     Decrease (increase) in trade receivables                                   67            (1,571)
     Decrease (increase) in inventories                                     (3,718)           (4,093)
     Decrease (increase) in income taxes receivable                           (930)             --
     Decrease (increase) in prepaid and other current assets                   803              (208)
     Decrease (increase) in other assets                                        39                97
     Increase (decrease) in accounts payable and accrued expenses            1,371               431
     Increase (decrease) in deferred income                                     71              --
     Increase (decrease) in reserve for restructuring                          377              --
                                                                           -------           -------
          Cash provided (used) by operating activities                      (3,189)           (2,916)
                                                                           -------           -------

Cash flows from investing activities:
Purchase of marketable securities                                             --              (1,100)
Proceeds from sales of marketable securities                                 1,100              --
Additions to property, plant, and equipment                                 (2,026)           (2,553)
Acquisitions accounted for as purchases                                     (2,470)           (1,433)
                                                                           -------           -------
          Cash provided (used) by investing activities                      (3,396)           (5,086)
                                                                           -------           -------

Cash flows from financing activities:
Proceeds from issuance of warrants                                            --                 500
Proceeds from redemption of warrants                                           231             9,245
Proceeds from loans from officers and stockholders (net)                       202              --
Proceeds from short-term convertible debt issues                             5,300              --
Proceeds from short-term bank borrowings                                     1,697             1,590
Proceeds from long-term debt issue                                             700               670
Repayment of debt                                                           (2,918)           (3,759)
Redemption of convertible debt                                                (492)             --
Purchase of  treasury stock                                                   (173)             --
                                                                           -------           -------
          Cash provided (used) by financing activities                       4,547             8,246
                                                                           -------           -------

     Increase (decrease) in cash and cash equivalents                       (2,038)              244
     Cash and equivalents at beginning of period                             2,460             2,216
                                                                           -------           -------
          Cash and equivalents at end of period                            $   422           $ 2,460
                                                                           =======           =======

Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                  $   313           $   255
     Cash paid during period for taxes                                     $    --           $ 1,138
Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock for acquisitions                             $   528           $ 4,068


Certain 1995 amounts have been reclassified to conform with 1996 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share  amounts)

                                                        Common Stock                         Additional      Retained
                                                    ---------------------        Treasury      Paid-in       earnings
                                                      Shares       Amount         Stock        Capital       (deficit)       Total
                                                      ------       ------         -----        -------       ---------       -----
Balance at December 31, 1994                        2,537,332        $25           $  -         $4,456          $256        $4,737
----------------------------                        ---------        ---           ----         ------          ----        ------

Issuance of  Warrants                                       -          -              -            500             -           500
Issuance of common stock in connection with
  warrant redemption                                1,530,139         15              -          9,230             -         9,245
Issuance of common stock in connection with
  acquisitions                                        174,964          2              -          4,066             -         4,068
Net earnings                                                -          -              -              -         1,787         1,787

Balance at December 31, 1995                        4,242,435        $42           $  -        $18,252        $2,043       $20,337
----------------------------                        ---------        ---           ----        -------        ------       -------

Issuance of common stock in connection with
  warrant redemption                                   66,500          1              -            230             -           231
Issuance of common stock in connection with
  acquisitions                                         61,560          1              -            527             -           528
Purchase of treasury stock                                  -          -           (173)             -             -          (173)
Redemption of Convertible Notes                             -          -              -           (492)            -          (492)
Net loss                                                    -          -              -              -        (2,053)       (2,053)

Balance at December 31, 1996                        4,370,495        $44         $ (173)       $18,517          $(10)      $18,378
----------------------------                        ---------        ---         ------        -------         -----       -------



















Certain 1995 amounts have been reclassified to conform with 1996 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1- Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc. incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), provides refrigerant management services, consisting primarily of the recovery and reclamation of refrigerants used in Commercial air conditioning and refrigeration systems.

Consolidation
The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Technologies Company (formerly named Refrigerant Reclamation Corporation of America, Inc.) ("RRCA") and Environmental Support Solutions, Inc. ("ESS"), together with other controlled affiliates.

Reclassifications
Certain 1995 amounts have been reclassified to conform with 1996 presentation format. Amounts reclassified had no impact on consolidated operating income or earnings.

Fair value of Financial Instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 1996 and 1995, because of the relatively short maturity of these instruments. The carrying value of short- and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 1996 and 1995.
   The fair value of officer and shareholder notes cannot be determined due to the nature of the transactions.

Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly-rated financial institutions. The Company's trade accounts receivable are due from companies throughout the U.S. The Company reviews each customer's credit history before extending credit.
   The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information.

Revenue and cost of sales
Revenues are recorded upon completion of service or product shipment or passage of title to customers in accordance with contractual terms. Cost of sales are recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's reclamation sites.

Cash and cash equivalents
Money market accounts and temporary investments with original maturities of ninety days or less are included in cash and cash equivalents.

Marketable securities
All marketable securities at December 31, 1995 were deemed by management to be available for sale and therefore are reported at fair value with net unrealized gains and losses reported in stockholders' equity, when required.

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

Goodwill and intangible assets
Goodwill is amortized over 25 years using the straight-line method. Other intangible assets consisting primarily of patents or acquired contract rights are amortized on a straight-line basis over the remaining life of the patent. The Company evaluates the recoverability of goodwill based on estimated undiscounted operating income over the goodwill amortization periods, giving consideration to sales and cost benefits expected to be realized by the consolidated group from the acquisition of the acquired company. The Company also considers industry trends and the potential impact of proposed or pending regulations as well as the effect of competition in its evaluation.

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

Earnings per common and equivalent shares
Earnings per common and common equivalent shares are computed on the weighted average number of shares, less treasury stock and, if dilutive, common equivalent shares (common shares assuming exercise of options and warrants); utilizing the treasury stock method.

Recent accounting pronouncements
During March 1995, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standard ('SFAS') No. 121 'Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" which requires, among other things, that impairment losses of assets held and gains or losses of assets to be disposed of, be included as a component of income from continuing operations before taxes. The Company adopted SFAS 121 on January 1, 1996 and at December 31, 1996, no provision for the impairment of Long-lived assets was required. During October 1995, the FASB issued SFAS No. 123 'Accounting for stock-based compensation', which established a fair value method for accounting of stock-based compensation plans. As of January 1, 1996 the Company elected to implement SFAS No. 123 by disclosing the proforma net income and proforma net income per share amounts assuming the fair valuation method. This disclosure is displayed in note 14 of the Notes to the Consolidated Financial Statements.

 During February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which replaces the presentation of primary earnings per share ("EPS") with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company will not adopt SFAS No. 128 as of January 1, 1997 and has not completed its analysis of the effect on its current EPS calculation.

Estimates and Risks
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the results of operations during the reporting period. Actual results could differ from these estimates.
  The Company participates in an industry that is substantially regulated, changes in which could affect operating results. Currently the Company purchases unprocessed refrigerants from domestic suppliers and its customers. The Company's inability to obtain refrigerants could cause delays in refrigerant processing, possible loss of revenues, and resulting possible adverse affect on operating results.

Note 2 - Acquisitions
On August 15, 1995, the Company acquired Refrigerant Reclamation Corporation of America ("RRCA"). The purchase price was approximately $6,068,000 which consisted of cash ($1,250,000), a note ($750,000) paid during December 1995, and 174,964 shares of the Company's common stock. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $4.0 million. Results of RRCA's operations have been included in the Company's consolidated financial statements from the date of acquisition.
  The following unaudited pro forma results of operations assume that the acquisition occurred at the beginning of 1995. The unaudited pro forma calculations include adjustments for the estimated effect on the Company's historical operations for depreciation and amortization, interest and income taxes related to the acquisition.

Year ended December 31
 (in thousands)                                      1995
                                                     ----
Revenues                                          $24,448
Net earnings                                       $1,781
-----------------------------------------------------------
Net earnings per common & common
stock equivalents                                   $0.43
Net earnings per common & common
stock equivalents assuming full dilution            $0.42

The pro forma information presented is for information purposes only and does not purport to be indicative of the results which would actually have been obtained if the combination had been in effect for the periods indicated.
  On April 23, 1996, the Company acquired all the outstanding capital stock of Environmental Support Solutions, Inc. ("ESS"), a Mesa, Arizona developer and provider of environmental software, training, and management services. The capital stock of ESS was purchased for $2,375,000, which consisted of cash ($700,000) and notes ($1,675,000) paid during October 1996. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $0.8 million. Results of ESS's operations have been included in the Company's consolidated financial statements from the date of acquisition.
  On June 14, 1996, ESS acquired all the net assets, subject to liabilities, of E-Soft, Inc. ("E-Soft"), a Georgia-based developer and marketer of software programs related to hazardous material management, in exchange for a cash payment of $50,000 and 41,560 unregistered shares of the Company's stock. E-Soft acquired assets and liabilities were recorded at fair values, resulting in an excess of cost over assets acquired of approximately $0.5 million. Subsequent to the acquisition, all E-Soft assets and activities were relocated to ESS headquarters in Arizona. The former owner of E-Soft has become an employee of ESS.
  On July 24, 1996, the Company acquired all the outstanding common stock of GRR Co., Inc. dba Golden Refrigerants ("Golden"), a refrigerant reclamation and recovery company located in Punta Gorda, Florida, in exchange for 20,000 unregistered shares of the Company's stock with a valuation of $0.1 million at the transaction date. Concurrent with the acquisition, the Company purchased, for nominal consideration, all the net assets, subject to liabilities, of Golden, and dissolved GRR Co., Inc.

  The 1996 Acquisitions were not considered material to the Company's operations and as such, no pro forma information has been presented.

Note 3 - Other income
Other income ($144,000 for the year ended December 31, 1996) consisted mainly of dividends received on marketable securities and sublease rental income from the Company's Ft. Lauderdale facility.

Note 4 - Marketable securities
Marketable securities available for sale at December 31 are summarized below:

December 31 (in thousands)                1996          1995
                                          ----          ----
Marketable securities
Equity issues                             $ -           $400
Debt issues                                 -            700
                                          ----        ------
Total                                     $ -         $1,100
                                          ----        ------




Note 5- Trade receivables - net
Trade accounts receivable include reserves for doubtful accounts of $546,000 and $14,000 at December 31, 1996 and 1995, respectively.

Note 6 - Inventories
Inventories consisted of the following:

December 31 (in thousands)               1996          1995
                                          ----          ----
Processed refrigerants
and cylinders                           $3,563        $4,120
Packaged refrigerants                    5,444         1,224
Other                                       55             -
                                        ------        ------
Total                                   $9,062        $5,344
                                        ------        ------

Note 7 - Income taxes
Elements of income tax expense (benefit) for the years 1996 and 1995 are as follows:

Year ended December 31
 (in thousands)                            1996         1995
                                           ----         ----
Provision (benefit) for income tax
Current payable:
 - Federal                               $(753)         $819
 - State                                   (89)          182
                                       -------        ------
subtotal                                  (842)        1,001
                                       -------        ------
Deferred:
 - Federal                                (262)           71
 - State                                   (31)           15
                                       -------        ------
subtotal                                  (293)           86
                                       -------        ------
Total                                  $(1,135)       $1,087
                                       --------       ------

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Year ended December 31
 (in percents)                               1996        1995
                                             ----        ----
Income tax rates
 - Statutory U.S. Federal rate                34%         34%
 - States, net U.S. benefits                   4%          4%
 - Permanent differences                     (2)%         --%
                                             ----         ---
Total                                         36%         38%
                                             ----         ---

RRCA, acquired during 1995 as a subsidiary of the Company, has available net operating loss carryforwards ("NOLs") expiring through 2010 of about $5 million; subject to annual limitations of about $0.4 million. During 1996, the Company recorded a deferred tax asset (about $1.8 million) and reduced goodwill an equivalent amount in recognition of the improved probability of recovering RRCA acquired net operating losses. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOL deferred tax asset.

Elements of deferred income tax assets (liabilities) are as follows:

Year ended December 31
 (in thousands)                             1996         1995
                                            ----         ----

Deferred tax assets (liabilities)
 - Depreciation & amortization            $ (143)       $(85)
 - Reserves for doubtful accounts            208           -
 - NOLs                                    1,770       1,895
 - NOL Valuation allowance                     -      (1,895)
 - Restructuring reserves                    143           -
                                          ------       ------
Total                                     $1,978        $(85)
                                          ------       ------

Note 8 - Property, plant, and equipment
Elements of property, plant, and equipment are as follows:

Year ended December 31
 (in thousands)                             1996         1995
                                            ----         ----
Property, plant, & equipment
 - Land                                     $335         $335
 - Buildings & improvements                  748          737
 - Equipment                               3,878        2,528
 - Equipment under capital lease           1,039          955
 - Furniture & fixtures                      187          159
 - Leasehold improvements                    330          205
 - Equipment under construction            1,051          451
                                          ------       ------
subtotal                                   7,568        5,370
Accumulated depreciation & amortization   (1,686)        (834)
                                          ------       ------
 Total                                    $5,882       $4,536
                                          ------       ------




Note 9 - Goodwill and intangible assets
Elements of Goodwill and intangible assets are as follows:

Year ended December 31
 (in thousands)                             1996         1995
                                            ----         ----
Goodwill and intangible assets
 - Goodwill                               $5,652       $6,177
 - Less: amortization                       (261)        (114)
                                          ------       ------
subtotal                                   5,391        6,063
                                          ------       ------

 - Intangible assets                       2,763          948
 - Less: amortization                       (400)         (87)
                                          ------       ------
subtotal                                   2,363          861
                                          ------       ------
Total                                     $7,754       $6,924
                                          ------       ------


Intangible assets include patents and acquired trademarks and copyrights.

  During 1996, the Company recorded a deferred tax asset ($1.8 million) and reduced goodwill an equivalent amount in recognition of the improved probability of recovering RRCA acquired net operating losses.

Note 10 - Short-term and long-term debt
Elements of short-term and long-term debt are as follows:

Year ended December 31                      1996         1995
                                            ----         ----
 (in thousands)
Short-term & long-term debt
Short-term debt
 - Convertible note debentures            $3,050          $ -
 - Bank credit line                        1,697            -
 - Officer and stockholder loans             202            -
 - Long-term debt: current                   729          273
                                          ------       ------
Short-term debt                            5,678          273
                                          ------       ------
Long-term debt
 - Mortgage payable                         $700          $ -
 - Capital lease obligations                 776          811
 - RRCA priority claims                      353          408
 - Note payable                              409          987
 - Less: current maturities                 (729)        (273)
                                          ------       ------
Long-term debt                             1,509        1,933
                                          ------       ------
Total                                     $7,187       $2,206
                                          ------       ------




Convertible note debentures
On June 18, 1996, the Company issued a $3.5 million principal amount non-interest bearing convertible debenture due June 18, 1998. Under the debenture agreement (amended on August 16, 1996) the Company redeemed $1.0 million of the debenture principal for $1,150,000 on September 16, 1996, $625,000 debenture principal for $718,750 on September 30, 1996, and $625,000 debenture principal for $718,750 during November 1996. The Company issued warrants in connection with the debenture issue and amendment to purchase 16,071 shares of the Company's common stock at an exercise price of $18.00 per share.

  On September 30, 1996, the Company issued a $1.8 million principal amount convertible debenture due September 30, 1998 bearing interest at 7% unless retired or redeemed within the first six months of issue. No principal amount of the debenture was retired during 1996. The Company issued warrants in connection with this debenture issue to purchase 66,000 shares of the Company's common stock at an exercise price of $10.00 per share.

  The debentures convert at an average rate of the lesser of $14 or 85% of average common stock bid prices; as defined in the agreements. The aforementioned warrants were deemed to have minimal value.

  Convertible Notes issued during 1996 were recorded at the face value with interest expense calculated at an implicit interest rate of 7% applied to the outstanding balance. In 1996, to avoid significant dilution, the Company chose to redeem certain portions of the convertible notes, rather than allow the debt to convert to common stock. As a result, the excess of the redemption cost over the debt amount paid in connection with the retirement of the debt has been charged to stockholders' equity.

  At December 31, 1996, principal amounts of debentures outstanding are displayed in the following table:

Debentures @ 12/31/96                              Amount
---------------------                              ------
$3.5 MM due 6/18/98                            $1,250,000
$1.8MM due 9/30/98                              1,800,000
                                               ----------
Total                                          $3,050,000
                                               ----------

On January 29, 1997, the Company retired $2,425,000 note principal balances in exchange for a Cash payment of $2,788,750. Concurrently the Company redeemed $625,000 note principal balance in exchange for 133,085 shares of common stock. The excess of the redemption costs over the debt amount repaid was charged to stockholders' equity.

Bank credit line
At December 31, 1996 and 1995, the Company had a bank line of credit ($3.0 million) with MTB Bank N.A. ('MTB'), which bore interest at prime plus 2% and expires on April 1, 1997. Advances under the MTB line were limited to 85% of eligible trade accounts receivable and 50% of inventories not exceeding trade receivable lending limits (above) or $2 million.
  Under the MTB Bank agreement, substantially all the Company's assets are pledged as collateral for Hudson obligations to MTB Bank.

Stockholder loans
On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans ($678,000) to the Company; repayable upon receipt of proceeds from property mortgage (see below) or on subsequent demand.
  Notes bore interest at annual rates ranging from 6% to 8.75%.
  On January 29, 1997, the Company retired the officer loans and accrued interest outstanding.

Mortgage payable
During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage bears a fixed annual interest rate of 9.25% and is repayable over 20 years commencing February 1997.

RRCA Priority Claims
In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has unsecured obligations (as modified by a settlement during April 1996) totaling $0.4 million at December 31, 1996 payable in periodic payments to bankruptcy creditors through July 2000.

Note payable
In connection with its bankruptcy reorganization of June 1994, prior to its acquisition by Hudson, RRCA had issued a secured promissory Note in principal amount of $1.0 million due August 15, 1997 to James J. Todack ("Todack"), a supplier to RRCA. During April 1996, RRCA and Todack rescheduled the remaining debt providing for a payment ($100,000) and the sum of $800,000 payable in sixteen equal monthly installments of principal and interest of 7% with a final payment on August 10, 1997.

Scheduled maturities of the Company's debts and capital lease obligations are as follows:

(in thousands)
Years ended December 31,                            Amount
------------------------                            ------
 - 1997                                             $5,678
 - 1998                                                349
 - 1999                                                352
 - 2000                                                160
 - 2001                                                 23
 - beyond 2001                                         625
                                                    ------
Total                                               $7,187
                                                    ======

The Company rents certain equipment with a net book value of about $730,000 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

(in thousands)
Scheduled Capital lease payments
Years ended December 31,                            Amount
------------------------                            ------
 - 1997                                               $193
 - 1998                                                210
 - 1999                                                228
 - 2000                                                139
 - 2001 and beyond                                       6
                                                      ----
Total                                                 $776
                                                      ====

Average short-term debt for the year ended December 31, 1996 totaled $4.3 million with a weighted average interest rate of 10.8%.

Note 11 - Restructuring reserves
During the second quarter 1996, the Company established a Reserve for Restructuring totaling $1.3 million, for the purposes of consolidating the Company's activities, relocating the Company's headquarters and primary reclamation center, and to consolidate product offerings.

  Reserve provisions and unexpended balances at December 31, 1996 are as follows:

Year 1996 (in millions)          Provisions        Balance
                                 ----------       ---------
Restructuring reserves
Consolidate activities              $0.1            $ -

Relocate headquarters                0.9            0.4
Consolidate products                 0.3              -
                                    ----           ----
Total                               $1.3           $0.4
                                    ----           ----

Note 12- Stockholders' equity
  On March 24, 1995, the Company sold 153,846 redeemable common stock warrants at $3.25 per warrant realizing proceeds of $500,000. The warrants, exercisable at $6.25 per share until October 31, 1999, are redeemable by the Company as set forth in the agreement.
  On August 19, 1995, the Company issued 174,964 shares of common stock in connection with the acquisition of RRCA (see Note 2).

  On September 15, 1995, the Company called for redemption of warrants pursuant to its initial public offering and overallotment option. A total of 1,530,139 shares of common stock were issued in connection with this redemption through December 31, 1995; with the Company realizing net proceeds of about $9.2 million. An additional 66,500 shares were issued in connection with this redemption during 1996; with the Company realizing net proceeds of about $0.2 million.
  On June 14, 1996, the Company issued 41,560 unregistered shares in connection with ESS's acquisition of E-Soft (see Note 2).
  On July 24, 1996, the Company issued 20,000 unregistered shares in connection with its acquisition of GRR Co, Inc. (see Note 2).
  On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. As of December 31, 1996, the Company had repurchased 21,000 shares at a average price of $8.25 per share.

Subsequent event - DuPont
On January 29, 1997, the Company entered into a Stock Purchase Agreement with E.I. DuPont de Nemours and Company ("DuPont") and DuPont Chemical and Energy Operations, Inc. ("DCEO") pursuant to which the Company issued to DCEO 500,000 shares of Common Stock in consideration of $3,500,000 in cash. Simultaneous with the execution of the Stock Purchase Agreement, the parties entered into a Standstill Agreement, Shareholders' Agreement and Registration Agreement.

  The Standstill Agreement provides, subject to certain exceptions, that neither DuPont nor any corporation or entity controlled by DuPont will, directly or indirectly, acquire any shares of any class of capital stock of the Company if the effect of such acquisition would be to increase DuPont's aggregate voting power to greater than 20% of the total combined voting power relating to any election of directors. The Standstill Agreement also provides that the Company will cause two persons designated by DCEO and DuPont to be elected to the Company's Board of Directors.
  The Shareholders' Agreement provides that, subject to certain exceptions, DuPont shall have a right of first refusal to purchase any shares of Common Stock intended to be sold by the Company's principal shareholders.
  Pursuant to the Registration Agreement, the Company granted to DuPont certain demand and "piggy-back" registration rights.

Note 13 - Commitments and contingencies

Rents, operating leases and contingent income
Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through the year 2001. In addition, the Company subleases a portion of its owned Ft. Lauderdale facility to a third party.

Properties
The Company's headquarters are located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of about $74,000 through May 1999.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 (see note 10). Annual real estate taxes are approximately $24,000. The Company has entered into a three-year agreement, pursuant to which it leases 15,000 square feet of its Florida facility to an unaffiliated third party at a monthly rental of $6,800. The agreement contains a 90-day cancellation provision.

The Company's Baton Rouge, Louisiana facility is located in a 20,000 square foot building which is leased from an unaffiliated third party at an annual rental of approximately $54,000 pursuant to an agreement expiring in April 2000.

The Company's Rantoul, Illinois facility is located in a 23,000 square foot building which is leased from an unaffiliated third party at an annual rental of approximately $60,000 pursuant to an agreement expiring in May 1998.

Hudson's Charlotte, North Carolina facility is located in 16,000 square foot building which is leased from an unaffiliated third party pursuant to an agreement which expires in April 1998. Annual rent is approximately $41,000.

The Company's Sparks, Nevada facility is located in a 11,000 square foot building which is leased from an unaffiliated third party at an annual rental of approximately $49,000 pursuant to an agreement expiring in September 1998.

The Company's Mesa, Arizona office facility of about 4,000 square feet is leased from an unaffiliated third party at an annual rental of approximately $41,000; pursuant to an agreement expiring in January 2000.

During January 1997, the Company entered into a commitment to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility for approximately $9,700 per month during the interim period.

The Company's Los Alamito, California office facility of about 1,500 square feet is leased from an unaffiliated third party at an annual rental of approximately $13,000; pursuant to an agreement expiring in August 1997.

The Company also utilizes bonded warehouse facilities in California and Washington State; which are rented on a month-to-month basis.

Rent expense for the year ended 1996 and 1995 totaled about $320,000 and $327,000, respectively.

Rent expense commitments are summarized as follows:

(in thousands)
Rent expense
Years ended December 31,                            Amount
------------------------                            ------
 - 1997                                               $429
 - 1998                                                420
 - 1999                                                135
 - 2000                                                 22
                                                    ------
Total                                               $1,006
                                                    ======


Operating lease commitments are summarized as follows:

(in thousands)
Operating leases
Years ended December 31,                            Amount
------------------------                            ------
 - 1997                                               $454
 - 1998                                                409
 - 1999                                                398
 - 2000                                                318
 - 2001 and beyond                                     311
                                                    ------
Total                                               $1,890
                                                    ======

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

During December 1995, PSJ Vans, Inc. filed a complaint against the Company in the Third District Court, State of Utah, seeking judgment for $41,570 plus attorney fees, for transportation services allegedly provided to the Company. The Company has paid previously an independent broker all such amounts related to this claim.
   During May 1996, this action was dismissed, on the Company's motion, for lack of jurisdiction.

During June 1995, United Water of New York Inc. ("United") alleged that it discovered that two of its wells within close proximity to the Company's facility showed elevated levels of refrigerant contamination. During June 1996, United notified the Company that it was seeking indemnification by the Company for costs incurred to date as well as costs expected to be incurred in connection with United taking remedial action. During July 1996, United threatened to institute legal action in the event that the Company declined to settle this matter.
  During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that in the opinion of DEC the Company's refrigerants were the cause of the contamination of United's wells. The DEC report states that it is not aware of the extent of the contamination or how the Company's refrigerants entered the groundwater. The Company is cooperating with the DEC to develop a proposal to quantify and remediate the contamination
   During December 1996, the Company and United entered into an interim settlement agreement which provided for (a) reimbursement ($84,000) of United's operating costs associated with certain wells through August 1996, (b) reimbursement, subject to a dollar cap of $12,650 per month, of United monthly operating costs for certain wells through April 1997, and (c ) continued monitoring of refrigerant groundwater levels. Under the agreement, United agreed not to commence legal action against the Company prior to May 1, 1997. Neither party waived their rights as a result of the interim agreement. The Company reorganized approximately xxxxxxx of expense related to this agreement during 1996.
  The Company is currently conducting an investigation to determine the source of the alleged contamination in United's wells and the need, if any, for remediation. There can be no assurance that United will not commence legal action after May 1, 1997 seeking substantial damages and/or other relief; or that any legal action or settlement will resolved in a manner favorable to the Company; or that ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

Hudson Technologies and its subsidiaries are subject to various claims and / or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Employment Agreements
The Company has entered into five multi-year employment agreements expiring by 1999 with officers of the Company which provide for aggregate annual base salaries totalling $615,000.

Note 14 - Stock Option Plan

Effective October 31, 1994, the Company adopted an Employee Stock Option Plan ("Plan") pursuant to which 725,000 shares of common stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless sooner terminated, the Plan will expire on December 31, 2004.
  ISOs granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Non-qualified options granted under the Plan may not be granted at a price less than 85% of the market value of the Common Stock on the date of grant. Options granted under the Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).
  All stock options have been granted to employees and non-employees at exercise prices equal to the market value on the date of the grant.

The Company applies APB Opinion 25, 'Accounting for Stock Issued to Employees', and related Interpretations in accounting for its stock option plan by receeding as compensation expense the excess of the fair market value over the excerise price per share as of this date of grant. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

SFAS 123 requires the Company to provide proforma information regarding net earnings (loss) and net earnings (loss) per share as if compensation cost for the

Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively:

Years ended December 31



Assumptions                               1996           1995
-----------                               ----           ----
     Dividend Yield                          0              0
     Risk free interest rate                6%             6%
     Expected volatility                 79.7%          79.7%
     Expected lives                          5              5




Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

(In thousands, except per share amounts)
Years ended December 31



Proforma results                          1996           1995
----------------                          ----           ----
Net earnings (loss):
   As reported                        $(2,053)         $1,787
   Pro forma                          $(2,719)         $1,597

Primary earnings (loss) per
share:
   As reported                         $(0.47)          $0.46
   Pro forma                           $(0.63)          $0.41

Fully diluted earnings (loss)
per share:
   As reported                         $(0.47)          $0.43
   Pro forma                           $(0.63)          $0.38




A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995 and changes for the years ending on those dates is presented below:





                                                      Weighted-average
Stock Option Plan Grants               Shares         Exercise Price
------------------------               ------         --------------
Outstanding at December 31, 1994      488,000             $ 5.40
--------------------------------      -------             ------

o    Granted                           19,000             $11.81
o    Exercised                              -                  -
o    Forfeited                              -                  -
                                      -------             ------
Outstanding at December 31, 1995      507,000             $ 5.64
--------------------------------      -------             ------
o    Granted                          208,600             $ 9.09
o    Exercised                              -                  -
o    Forfeited                              -                  -
                                      -------             ------
Outstanding at December 31, 1996      715,600             $ 6.65
--------------------------------      =======             ======




Data summarizing year-end options exercisable and weighted fair-value of options granted during the years ended December 31, 1995, and 1996 is shown below:

Options Exercisable
                                        Year ended           Year,ended
                                         December           December 31,
                                         31, 1995               1996

Options exercisable at
year-end                                 297,000              502,300
                                         -------              -------



Weighted average
exercise price                             $5.77                $6.13
                                         -------              -------

Weighted average fair
value of options
granted during the
year                                       $5.45                $5.66
                                         -------              -------






        Options Exercisable At December 31, 1996






                                                     Weighted-average
Range of Prices            Number Outstanding        Exercise Price
---------------            ------------------        --------------
$5 to $10                           455,300                 $5.57
$10 to $16                           47,000                $11.49
                                     ------
$5 to $16                           502,300                 $6.13
                                    =======




The following table summarizes information about stock options outstanding at December 31, 1996:



                     Options Outstanding At December 31, 1996
                     ----------------------------------------
                                              Weighted-average            Weighted-average
Range of Prices   Number Outstanding    Remaining Contractual Life         Exercise Price
---------------   ------------------    --------------------------         --------------

$5 to $10             567,600                  3.1 years                       $5.56
$10 to $16            148,000                  4.3 years                      $10.82
                      -------
$5 to $16             715,600                  3.3 years                       $6.65
                      =======


During the initial phase-in period of SFAS 123, the effects on the material results are not likely to be representative of the effects on proficient results in future years since options over several years and additional awards could be made each year.

                                 EXHIBIT INDEX

(a)      Exhibits

 3.1     Certificate of Incorporation and Amendment. (1)
 3.2     Amendment to Certificate of Incorporation, dated July 20,1994. (1)
 3.3     Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
 3.4     By-Laws. (1)
10.1     Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2     Consulting Agreement with J.W. Barclay & Co., Inc. (1)
10.3     Stock Option Plan of the Company. (1)
10.4     Employment Agreement with Kevin J. Zugibe. (1)
10.5     Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.6 Agreement dated August 12, 1994 between the Company and PAACO International, Inc. (1)
10.7 Agreement between the Company and James T. and Joan Cook for the purchase of premises 3200 S.E. 14th Avenue, Ft. Lauderdale, Florida.(1)
10.8 Agreement dated as of December 12, 1994, by and between the Company and James Spencer d/b/a CFC Reclamation. (2)
10.9 Employment Agreement, dated December 12, 1994, between the Company and James Spencer. (2)
10.10 Agreement, dated July 25, 1995, between the Company and Refrigerant Reclamation Corporation of America. (3)
10.11 Employment Agreements with Thomas P. Zugibe, Stephen P. Mandracchia and Stephen J. Cole-Hatchard. (4)
10.12 Contract of Sale with ESS, Stephen Spain, Robert Johnson and the Company dated April 23, 1996(5)
10.13 Agreement dated February 4, 1997 between Wilson Art, Inc. and the Company for the purchase of 100 Brenner Drive, Congers, New York.
10.14 Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the Company (6)
10.15    Employment Agreement, dated October 9, 1996, with Walter A. Phillips.
27       Financial Data Schedule
---------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-80279-NY)
(2) Incorporated by reference to Company's Report on Form 8-K dated December 12, 1994.
(3) Incorporated by reference to Company's Report on Form 10-QSB for the quarter ended June 30, 1995.
(4) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(5) Incorporated by reference to the Company's Report on Form 8-K dated April 29, 1996.
(6) Incorporated by reference to the Company Report in Form 8-K dated January 29, 1997.

(b) Reports on Form 8-K:

     During the quarter ended December 31, 1996, no report on Form 8-K was filed.