Form 10QSB
period 1997-03-31
HUDSON TECHNOLOGIES INC /NY
filed 1997-04-17
CIK 925528

===============================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997

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

                                  ------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                    YES X NO
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value                    4,997,080   shares
-----------------------------                    ------------------
         Class                               Outstanding at March 31, 1997

===============================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.     Financial Information                                              Page Number
                                                                               -----------
            Item 1
                     Consolidated Statements of Operations                          2
                     Consolidated Balance Sheets                                    3
                     Consolidated Statements of Cash flows                          4
                     Notes to the Consolidated Financial statements                 5

            Item 2
                     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                   8

Part II.             Other information

                     Item 1.-Legal proceedings                                     11
                     Item 4.-Submission of Matters to a Vote of Security holders   11
                     Item 6.-Exhibits and Reports on Form 8-K                      11

Signatures                                                                         12

                         Part I - Financial Information

                      Consolidated Statements of Operations

                                                                                     Three month
Unaudited                                                                            period ended
(In thousands, except for share and per share amounts)                                 March 31,
                                                                                       ---------
                                                                               1997                 1996
                                                                               ----                 ----
Revenues                                                                   $     9,024            $     3,757
Cost of Sales                                                                    6,595                  2,037
                                                                           -----------            -----------
      Gross Profit                                                               2,429                  1,720

Operating expenses:
     Selling and marketing                                                         142                    231
     General and administrative                                                  1,436                  1,154
     Depreciation and amortization                                                 283                    232
                                                                           -----------            -----------
          Total operating expenses                                               1,861                  1,617

Operating income                                                                   568                    103

Other income (expense):
     Interest income                                                              --                       27
     Interest expense                                                             (185)                   (51)
     Other income                                                                   30                     10
                                                                           -----------            -----------
                                                                                  (155)                   (14)

Earnings before income taxes                                                       413                     89

Provision for income taxes                                                         178                      9
                                                                           -----------            -----------
Net earnings                                                               $       235            $        80
                                                                           -----------            -----------

---------------------------------------------
Net earnings per common share                                              $      0.05            $      0.02
Weighted average number of shares outstanding                                4,825,580              4,308,935

Net earnings per common share-assuming dilution                            $      0.05            $      0.02
Weighted average number of shares outstanding-assuming dilution              5,108,742              4,663,100
--------------------------------------------

Certain 1996 amounts have been reclassified to conform with 1997 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                           Consolidated Balance Sheets

         (Amounts in thousands, except for share amounts)
Balance as of:                                                                       March 31,           December 31,
                                                                                       1997                  1996
                                                                                     ---------           ------------
Assets
Current assets:
     Cash and cash equivalents                                                            $477                  $422
     Trade accounts receivable; net of allowance
           for doubtful accounts of $545,000                                             5,276                 2,476
     Inventories                                                                         5,641                 9,062
     Income taxes receivable                                                               744                   930
     Prepaid expenses and other current assets                                             357                   141
                                                                                       -------               -------
          Total current assets                                                          12,495                13,031

Property, plant and equipment, less accumulated depreciation                             6,315                 5,882
Goodwill and intangible assets, less accumulated amortization                            7,640                 7,754
Deferred income taxes                                                                    1,947                 1,978
Other assets                                                                                97                   130
                                                                                       -------               -------
     Total assets                                                                      $28,494               $28,775
                                                                                       =======               =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                              $1,454                $2,762
     Short term debt; including loans from officers and
              stockholders of $202,000 at December 31, 1996                              2,800                 5,678
     Reserve for restructuring                                                             294                   377
                                                                                       -------               -------
          Total current liabilities                                                      4,548                 8,817
Deferred income                                                                             67                    71
Long-term debt, less current maturities                                                   1430                 1,509
                                                                                       -------               -------
     Total liabilities                                                                    6045                10,397
                                                                                       -------               -------
Stockholders' equity
     Common stock, $0.01 par value; shares authorized 20,000,000;
          issued and outstanding 4,997,080 and 4,308,935                                    50                    44
     Additional paid-in capital                                                         22,348                18,517
     Retained earnings (deficit)                                                           224                  (10)
                                                                                       -------               -------
                                                                                        22,622                18,551
     Less: Treasury stock, 21,000 shares at cost                                         (173)                 (173)
                                                                                       -------               -------
          Total Stockholders' equity                                                    22,449                18,378
                                                                                       -------               -------
     Total liabilities and Stockholders' equity                                        $28,494               $28,775
                                                                                       =======               =======

-----------------------------------------------------------------------------
Commitments and contingencies (Part II)

Certain 1996 amounts have been reclassified to conform with 1997 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows

(Amounts in thousands)
For the three month period ended March 31,                                   1997               1996
------------------------------------------                                   ----               ----
Cash flows from operating activities:
Net earnings (loss)                                                         $   234            $    80
Adjustments to reconcile net earnings (loss)
   to cash provided  (used) by operating activities:
     Depreciation and amortization                                              283                232
     Deferred income taxes                                                       32                 15
     Decrease (increase) in trade receivables                                (2,801)            (1,293)
     Decrease (increase) in inventories                                       3,422                967
     Decrease (increase) in income taxes receivable                             186               --
     Decrease (increase) in prepaid and other current assets                   (216)              (327)
     Decrease (increase) in other assets                                         33                  1
     Increase (decrease) in accounts payable and accrued expenses            (1,308)               (37)
     Increase (decrease) in deferred income                                      (4)              --
     Increase (decrease) in reserve for restructuring                           (83)              --
                                                                            -------           --------
          Cash provided (used) by operating activities                         (222)              (362)
                                                                            -------           --------
Cash flows from investing activities:
Additions to property, plant, and equipment                                    (603)              (606)
                                                                            -------           --------
          Cash provided (used) by investing activities                         (603)              (606)
                                                                            -------           --------
Cash flows from financing activities:
Proceeds from redemption of warrants                                           --                  331
Proceeds from issuance of stock                                               3,837
Proceeds from short-term bank borrowings                                        513               --
Repayment of debt                                                            (3,470)               (63)
                                                                            -------           --------
          Cash provided (used) by financing activities                          880                268
                                                                            -------           --------
     Increase (decrease) in cash and cash equivalents                            55               (700)
     Cash and equivalents at beginning of period                                422              2,460
                                                                            -------           --------
          Cash and equivalents at end of period                             $   477            $ 1,760
                                                                            =======            =======

----------------------------------------------------------------------

Certain 1996 amounts have been reclassified to conform with 1997 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a leading provider of products and technical services related to the recovery and reclamation of refrigerants used in commercial air conditioning and refrigeration systems. The Company's services have been developed to facilitate compliance with the Federal Clean Air Act as amended in 1990, which prohibits the venting, and requires the recovery, of specified chlorofluorocarbon ("CFCs") and hydrochlorofluorocarbon ("HCFCs") refrigerants.

The Company participates in an industry that is substantially regulated, changes in which could affect operating results. Currently the Company purchases unprocessed refrigerants from domestic suppliers. The Company's inability to obtain refrigerants could cause delays in refrigerant processing, possible loss of revenues, and resulting possible adverse affect on operating results.

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1996.

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

Reclassifications
Certain 1996 amounts have been reclassified to conform with 1997 presentation format. Amounts reclassified had no impact on consolidated operating income or earnings.

Fair value of Financial Instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 1997 and December 31, 1996, because of the relatively short maturity of these instruments. The carrying value of short- and long-term debt approximates fair value, based upon quoted market rates of similar debt issues.
The fair value of officer and shareholder notes cannot be determined due to the nature of the transactions.

                   Notes to Consolidated Financial Statements

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

Earnings per common and equivalent shares
During February 1997, the FASB issued SFAS No. 128 'Earnings Per Share' which replaces the presentation of primary earnings per share ('EPS') with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS No. 128 as of January 1, 1997.

                   Notes to Consolidated Financial Statements

Recent accounting pronouncements
During March 1995, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standard ('SFAS') No. 121 'Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of' which requires, among other things, that impairment losses of assets held and gains or losses of assets to be disposed of, be included as a component of income from continuing operations before taxes. The Company adopted SFAS 121 on January 1, 1996 and at December 31, 1996, no provision for the impairment of Long-lived assets was required.
   During October 1995, the FASB issued SFAS No. 123, 'Accounting for stock-based compensation', which established a fair value method for accounting of stock-based compensation plans. As of January 1, 1996, the Company elected to implement SFAS No. 123 by disclosing the proforma net income and proforma net income per share amounts assuming the fair valuation method. This disclosure is displayed in note 14 of the Notes to the Consolidated Financial Statements associated with the Company's report Form 10-KSB filed for the year ended December 31, 1996.
   During February 1997, the FASB issued SFAS No. 128 'Earnings Per Share' which replaces the presentation of primary earnings per share ('EPS') with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS No. 128 as of January 1, 1997.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Three months ended March 31, 1997

   Revenues totaled $9.1 million, an increase of $5.3 million or 140% from the $3.8 million reported during the comparable prior year period. The increase was attributable primarily to higher refrigerant product sales volume.

   Cost of sales totaled $6.6 million, an increase of $4.6 million or 224% from the $2.0 million reported during the comparable prior year period due mainly to higher refrigerant products sales volume. As a percentage of sales, cost of sales were 73% of revenues for the three month period ended March 31, 1997, an increase from the 54% reported for the comparable prior year. The increase in cost of sales as a percentage of revenues was attributable primarily to a change in product mix; with a higher volume of lower margin, refrigerant product sales occurring during the 1997 period.

   Operating expenses totaled $1.9 million, an increase of $0.3 million or 15% from the $1.6 million reported during the comparable prior year period. The increase was attributable mainly to the inclusion of the Company's acquisitions (namely ESS) in consolidated 1997. As a percentage of revenues, operating expenses totaled 21% of revenues, down from 43% for the comparable 1996 period, due mainly to greater 1997 sales volume.

   Net earnings totaled $0.2 million, an increase of $0.1 million or 100% from the $0.1 million net earnings reported during the comparable prior year period. The increase was attributable mainly to higher revenues.

Liquidity and Capital Resources

Net cash used in operating activities totaled $0.2 million for the three months ended March 31, 1997 compared with a net cash usage of $0.4 million for the prior year comparable period. Decrease ($0.2 million) in 1997 cash usage compared with 1996 was attributable mainly to higher earnings.

Net cash used in investing activities ($0.6 million) for the three months ended March 31, 1997 and 1996 consisted of equipment additions ($0.6 million).

Cash flows from financing activities totaled $0.8 million for the three months ended March 31, 1997 and consisted mainly of issuance of common shares to E.I. DuPont de Nemours ($3.5 million) offset by retirement of debt ($3.1 million) associated with the Company's Convertible Notes issued during 1996. Cash flows from financing activities totaled $0.3 million for the three month period ended March 31, 1996 and consisted mainly of proceeds ($0.3 million) from the redemption of warrants.

At March 31, 1997, the Company reported cash and equivalents totaling $0.4 million, a decrease of $1.3 million from the comparable prior year period. Decrease in cash and equivalents was attributable mainly to 1996 acquisitions and fixed asset purchases.

On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. As of December 31, 1996, the Company had repurchased 21,000 shares at a average price of $8.25 per share.

On June 18, and September 30, 1996, the Company issued Convertible Debentures with a combined face value of $5.3 million. Outstanding Debentures at December 31, 1996 were retired during January 1997.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

 On July 24, 1996, the Company completed the acquisition of GRR Co., Inc. in consideration of the issuance of 20,000 unregistered shares of the Company's Common Stock.

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has obligations (as modified by a settlement during April 1996) totaling $0.8 million at March 31, 1997 payable in periodic payments to bankruptcy creditors through July 2000.

On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans ($678,000) to the Company; repayable upon receipt of proceeds from property mortgage (see below) or on subsequent demand. On January 29, 1997, the Company retired the officer loans and accrued interest outstanding.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage ($0.7 million at March 31, 1997) bears a fixed annual interest rate of 9.25% and repayable over 20 years commencing February 1997.

The Company has a bank line of credit ($3.0 million) with MTB Bank N.A. ('MTB'), which bears interest at a rate of prime plus 2%. Advances under the MTB line ($1.7 million at March 31, 1996) were limited to 85% of eligible trade accounts receivable and 50% of inventories not exceeding trade receivable lending limits (above) or $2 million. Substantially all the Company's assets are pledged as collateral for Hudson obligations to MTB Bank. The Company was in compliance with all terms of the MTB Bank agreement at March 31, 1997. The agreement expires May 1, 1997.

During January 1997, in connection with the execution of various agreements with E.I. DuPont de Nemours ("DuPont'), the Company obtained additional equity funds ($3.5 million) from an affiliate of DuPont.
Proceeds from this funding were utilized primarily to retire debt.

During January 1997, the Company entered into an agreement to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing.
The Company is leasing the facility in the interim period.

The Company has historically financed its working capital requirements primarily through cash flows from operations, the issuance of debt and equity securities, and bank borrowings. The Company is seeking to implement an expanded bank credit line; however, there is no assurance that any such financing will be available to the Company, lack of which could materially adversely affect the Company's financial condition and results of operations.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Reliance on Suppliers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of domestic virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources; and on corresponding demand for reclaimed refrigerants. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

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

                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

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

   During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that in the opinion of DEC the Company's refrigerants were the cause of the contamination of United's wells. The DEC report states that it is not aware of the extent of the contamination or how the Company's refrigerants entered the groundwater. The Company is cooperating with the DEC to develop a proposal to quantify and remediate the contamination

   During December 1996, the Company and United entered into an interim settlement agreement which provided for (a) reimbursement ($84,000) of United's operating costs associated with certain wells through August 1996, (b) reimbursement, subject to a dollar cap of $12,650 per month, of United monthly operating costs for certain wells from September 1996 through April 1997, and
(c) continued monitoring of refrigerant groundwater levels. Under the agreement, United agreed not to commence legal action against the Company prior to May 1, 1997. Neither party waived their rights as a result of the interim agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

         NONE

Item 5. Other information

         NONE

Item 6. Exhibits and Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K under the Securities Exchange Act of 1934 during the quarter ended March 31, 1997.

         Form 8K filed on February 7, 1997 relating to the Company's relationship with DuPont.

Exhibits

         The following exhibits are attached to this report.

         Exhibit 27: Financial Data Schedule

                          Form 10-QSB of March 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                               HUDSON TECHNOLOGIES, INC.



                               By: /s/                       April  8, 1997
                                   ----------------------------------------
                                   Stephen J. Cole-Hatchard      Date
                                   Vice President,
                                   Principal Accounting Officer