Form 10QSB/A
period 1997-03-31
HUDSON TECHNOLOGIES INC /NY
filed 1997-08-14
CIK 925528

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB/A
                                (Amendment No. 1)

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

                         Commission file number 1-13412
--------------------------------------------------------------------------------

                            Hudson Technologies, Inc.
--------------------------------------------------------------------------------

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

                 Issuer's telephone number, including area code:
                                 (914) 368-4990
--------------------------------------------------------------------------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
                                    YES _X_  NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, $0.01 par value                  4,997,080 shares
         -----------------------------                  ----------------
                  Class                           Outstanding at March 31, 1997

================================================================================

                            Hudson Technologies, Inc.
                                      Index


Part I.     Financial Information                                    Page Number

            Item 1
                     Consolidated Statements of Operations               2
                     Consolidated Balance Sheets                         3
                     Consolidated Statements of Cash flows               4
                     Notes to the Consolidated Financial statements      5

            Item 2
                     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations        8

Part II.    Other information

                     Item 1.- Legal proceedings                         11
                     Item 2 - Changes in Securities                     11
                     Item 6.- Exhibits and Reports on Form 8-K          11

Signatures                                                              12

                         Part I - Financial Information

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                             Three month
                                                                                             period ended
(In thousands, except for share and per share amounts)                                         March 31,
                                                                                               ---------

                                                                                         1997*           1996
                                                                                         -----           ----

Revenues                                                                                $8,022         $3,757
Cost of Sales                                                                            6,834          2,460
                                                                                         -----          -----
      Gross Profit                                                                       1,188          1,297

Operating expenses:
     Selling and marketing                                                                 419            231
     General and administrative                                                            989            731
     Depreciation and amortization                                                         283            232
                                                                                         -----          -----
          Total operating expenses                                                       1,691          1,194

Operating income (loss)                                                                   (503)           103
Other income (expense):
     Interest income                                                                        --             27
     Interest expense                                                                     (185)           (51)
     Other income                                                                           30             10
                                                                                         -----          -----
                                                                                          (155)           (14)
Earnings (loss) before income taxes                                                       (658)            89
Provision for income taxes                                                                  --              9
                                                                                         -----          -----
Net earnings  (loss)                                                                     $(658)           $80
                                                                                         -----          -----
--------------------------------------------
Net earnings (loss) per common share                                                    ($0.14)         $0.02
Weighted average number of shares outstanding                                        4,825,580      4,308,935

Net earnings (loss) per common share- assuming dilution                                 $(0.14)         $0.02
Weighted average number of shares outstanding- assuming dilution                     4,825,580      4,663,100
--------------------------------------------

Certain 1996 amounts have been reclassified to conform with 1997 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

* Restated See Note 2


                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets



         (Amounts in thousands, except for share amounts)
        Balance as of:                                                                March 31, 1997*    December 31, 1996
        --------------                                                                ---------------    -----------------
        Assets
        Current assets:
             Cash and cash equivalents                                                    $   477            $   422
             Trade accounts receivable; net of allowance
                for doubtful accounts of $545,000                                           4,274              2,476
             Inventories                                                                    6,136              9,062
             Income taxes receivable                                                          922                930
             Prepaid expenses and other current assets                                        208                141
                                                                                          -------            -------
                  Total current assets                                                     12,017             13,031

        Property, plant and equipment, less accumulated depreciation                        6,177              5,882
        Goodwill and intangible assets, less accumulated amortization                       7,640              7,754
        Deferred income taxes                                                               1,947              1,978
        Other assets                                                                           97                130
                                                                                          -------            -------
             Total assets                                                                 $27,878            $28,775
                                                                                          =======            =======

        Liabilities and Stockholders' Equity
        Current liabilities:
             Accounts payable and accrued expenses                                        $ 1,730            $ 2,762
             Short term debt; including loans from officers and
                stockholders of $202,000 at December 31, 1996                               2,800              5,678
             Reserve for restructuring                                                        294                377
                                                                                          -------            -------
                  Total current liabilities                                                 4,824              8,817
        Deferred income                                                                        67                 71
        Long-term debt, less current maturities                                              1430              1,509
                                                                                          -------            -------
             Total liabilities                                                              6,321             10,397
                                                                                          -------            -------

        Stockholders' equity
             Common stock, $0.01 par value; shares authorized 20,000,000;
                  issued and outstanding 4,997,080 and 4,308,935                               50                 44
             Additional paid-in capital                                                    22,348             18,517
             Retained deficit                                                                (668)               (10)
                                                                                          -------            -------
                                                                                           21,730             18,551
             Less: Treasury stock, 21,000 shares at cost                                     (173)              (173)
                                                                                          -------            -------
                  Total Stockholders' equity                                               21,557             18,378
                                                                                          -------            -------

             Total liabilities and Stockholders' equity                                   $27,878            $28,775
                                                                                          =======            =======

        ------------------------------------------------------------------------
        Commitments and contingencies (Part II)

Certain 1996 amounts have been reclassified to conform with 1997 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

* Restated See Note 2

3

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                                      For the three month period ended March 31,
                                                                                      ------------------------------------------
                                                                                                  1997*         1996
                                                                                                  -----         ----
           Cash flows from operating activities:
           Net earnings (loss)                                                                   $(658)          $80
           Adjustments to reconcile net earnings (loss)
              to cash provided  (used) by operating activities:
                Depreciation and amortization                                                      283           232
                Deferred income taxes                                                               32            15
                Decrease (increase) in trade receivables                                        (1,799)       (1,293)
                Decrease (increase) in inventories                                               2,926           967
                Decrease (increase) in income taxes receivable                                       8             -
                Decrease (increase) in prepaid and other current assets                            (67)         (327)
                Decrease (increase) in other assets                                                 33             1
                Increase (decrease) in accounts payable and accrued expenses                    (1,031)          (37)
                Increase (decrease) in deferred income                                              (4)            -
                Increase (decrease) in reserve for restructuring                                   (83)            -
                                                                                                 -----        ------
                     Cash provided (used) by operating activities                                 (360)         (362)
                                                                                                 -----        ------
           Cash flows from investing activities:
           Additions to property, plant, and equipment                                            (465)         (606)
                                                                                                 -----        ------
                     Cash provided (used) by investing activities                                 (465)         (606)
                                                                                                 -----        ------
           Cash flows from financing activities:
           Proceeds from redemption of warrants                                                      -           331
           Proceeds from issuance of stock                                                       3,837
           Proceeds from short-term bank borrowings                                                513             -
           Repayment of debt                                                                    (3,470)          (63)
                                                                                                 -----        ------
                     Cash provided (used) by financing activities                                  880           268
                                                                                                 -----        ------
                Increase (decrease) in cash and cash equivalents                                    55          (700)
                Cash and equivalents at beginning of period                                        422         2,460
                                                                                                 -----        ------
                     Cash and equivalents at end of period                                        $477        $1,760
                                                                                                 =====        ======
           ---------------------------------------------------------------------

Certain 1996 amounts have been reclassified to conform with 1997 presentation format.
See accompanying Notes to the Consolidated Financial Statements

* Restated See Note 2.

                                                                               4

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

Consolidation
The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant inter-company accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly owned subsidiaries Hudson Technologies Company (formerly named Refrigerant Reclamation Corporation of America, Inc.) ("RRCA") and Environmental Support Solutions, Inc. ("ESS"), together with other controlled affiliates.

Reclassifications
Certain 1996 amounts have been reclassified to conform to 1997 presentation format. Amounts reclassified had no impact on consolidated operating income or earnings.

Fair value of Financial Instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 1997 and December 31, 1996, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues. The fair value of officer and shareholder notes cannot be determined due to the nature of the transactions.

Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly rated financial institutions. The Company's trade accounts receivable is due from companies throughout the U.S. The Company reviews each customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information.

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

Revenue and cost of sales
Revenues are recorded upon completion of service or product shipment or passage of title to customers in accordance with contractual terms. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's reclamation sites.

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

Earnings per common and equivalent shares
During February 1997, the FASB issued SFAS No. 128 'Earnings Per Share', which replaces the presentation of primary earnings per share (`EPS'), with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS No. 128 as of January 1, 1997.

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

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements



Company elected to implement SFAS No. 123 by disclosing the proforma net income and proforma net income per share amounts assuming the fair valuation method. This disclosure is displayed in note 14 of the Notes to the Consolidated Financial Statements associated with the Company's report Form 10-KSB filed for the year ended December 31, 1996.

During February 1997, the FASB issued SFAS No. 128 'Earnings Per Share', which replaces the presentation of primary earnings per share (`EPS'), with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS No. 128 as of January 1, 1997.

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

Note 2- Restatement

The consolidated financial statements for the three months ended March 31, 1997 as originally reported reflect certain accounting policies and estimates, which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements have been restated. The effect of the restatement as of and for the three month period ended March 31, 1997 is as follows (in thousands):

                                         As Previously                 As
Statement of Operations:                   Reported                 Restated
                                         -------------              --------
Revenues                                   $ 9,024                   $8,022
Cost of Sales                                6,595                    6,834
Operating Expenses                           1,861                    1,691
Net Earnings (Loss)                        $   235                   $ (658)

Stockholders' Equity:

Retained Earnings (Deficit)                $   224                   $ (668)

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The statements which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, increased competition, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, technological obsolescence and potential environmental liability. The Company's actual results may differ materially from the results discussed in any forward looking statement.

Certain March 31, 1997 financial information has been restated. See Note 2 to the consolidated financial statements.

Results of Operations

Three months ended March 31, 1997

      Revenues totaled $8.0 million, an increase of $4.2 million or 111% from the $3.8 million reported during the comparable prior year period. The increase was attributable primarily to higher refrigerant product sales volume.

      Cost of sales totaled $6.8 million, an increase of $4.3 million or 172% from the $2.5 million reported during the comparable prior year period due mainly to higher refrigerant products sales volume. As a percentage of sales, cost of sales were 85% of revenues for the three-month period ended March 31, 1997, an increase from the 65% reported for the comparable prior year. The increase in cost of sales as a percentage of revenues was attributable primarily to a change in product mix with a higher volume of lower margin, refrigerant product sales occurring during the 1997 period.

      Operating expenses totaled $1.7 million, an increase of $0.5 million or 42% from the $1.2 million reported during the comparable prior year period. The increase was attributable mainly to the inclusion of the Company's acquisitions (namely ESS) in consolidated 1997. As a percentage of revenues, operating expenses totaled 20% of revenues, down from the 32% for the comparable 1996 period, due mainly to greater 1997 sales volume.

      Net loss totaled $0.7 million, a decrease of $0.8 million or 800% from the $0.1 million net earnings reported during the comparable prior year period. The decrease in earnings was attributable mainly to higher operating expenses and lower gross profits on refrigerant sales.

Liquidity and Capital Resources

Net cash used in operating activities totaled $0.4 million for the three months ended March 31, 1997 compared with a net cash usage of $0.4 million for the prior year comparable period.

Net cash used in investing activities of $0.5 million and $0.6 million for the three months ended March 31, 1997 and 1996, respectively, consisted primarily of equipment additions.

Cash flows from financing activities totaled $0.9 million for the three months ended March 31, 1997 and consisted mainly of issuance of common shares to E.I. DuPont de Nemours ($3.5 million) offset by retirement of debt ($3.1 million) associated with the Company's Convertible Notes issued during 1996. Cash flows from financing activities totaled $0.3 million for the three-month period ended March 31, 1996 and consisted mainly of proceeds ($0.3 million) from the redemption of warrants.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


At March 31, 1997, the Company reported cash and equivalents totaling $0.5 million, a decrease of $1.3 million from the comparable prior year period. Decrease in cash and equivalents were attributable mainly to 1996 acquisitions, fixed asset purchases and cash used to fund net loss.

On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. As of December 31, 1996, the Company had repurchased 21,000 shares at an average price of $8.25 per share.

On June 18, and September 30, 1996, the Company issued convertible debentures with a combined face value of $5.3 million. These debentures were retired or converted to common stock during January 1997.

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

On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans ($678,000) to the Company; repayable upon receipt of proceeds from property mortgage (see below) or on subsequent demand. On January 29, 1997, the Company repaid the officer loans and accrued interest outstanding.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage ($0.7 million at March 31, 1997) bears a fixed annual interest rate of 9.25% and repayable over 20 years commencing February 1997.

The Company has a bank line of credit ($3.0 million) with MTB Bank N.A. (`MTB'), which bears interest at a rate of prime plus 2%. Advances under the MTB line ($2.2 million at March 31, 1997) were limited to 85% of eligible trade accounts receivable and 50% of inventories not exceeding trade receivable lending limits (above) or $2 million. Substantially all the Company's assets are pledged as collateral for Hudson obligations to MTB Bank. The Company was in compliance with all terms of the MTB Bank agreement at March 31, 1997. The agreement expires May 1, 1997.

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

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings. The Company is seeking to implement an expanded bank credit line; however, there is no assurance that any such financing will be available to the Company, lack of which could materially adversely affect the Company's financial condition and results of operations.

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

Item 2. Changes in Securities

        (a) and (b) not applicable.

        (c) In January 1997, the Company sold 500,000 shares of its common stock to Dupont in a private transaction that was exempt from the registration provisions of the Securities Act of 1933 (the "Act") by virtue of the exemptions provided by Section 4(2) and/or Regulation D promulgated under the Act.

In January 1997, certain convertible debentures were converted into 133,085 shares of the Company's common stock in a transaction exempt from the registration provisions of the Act by virtue of Section 3(a)(9) promulgated thereunder.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are attached to this report.
             Exhibit 27: Financial Data Schedule (for SEC use only)

         (b) The Company filed the following Current Reports on Form 8-K under the Securities Exchange Act of 1934 during the quarter ended March 31, 1997. Form 8-K was filed on February 7, 1997 relating to the Company's relationship with DuPont.

                   Hudson Technologies, Inc. and subsidiaries
                         Form 10-QSB/A of March 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                     HUDSON TECHNOLOGIES, INC.


                               By: /s/ Kevin J. Zugibe August 14, 1997
                                   ---------------------------------------------
                                   Kevin J. Zugibe         Date
                                   President/CEO


                               By: /s/ Brian F. Coleman August 14, 1997
                                   ---------------------------------------------
                                   Brian F. Coleman        Date
                                   Vice President and
                                   Chief Financial Officer



                               By: /s/ Stephen J. Cole-Hatchard  August 14, 1997
                                  ----------------------------------------------
                                   Stephen J. Cole-Hatchard            Date
                                          Vice President,
                                          Principal Accounting Officer