Form 10QSB
period 1997-06-30
HUDSON TECHNOLOGIES INC /NY
filed 1997-08-14
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412
                           __________________________

                            Hudson Technologies, Inc.
                           __________________________

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

                 Issuer's telephone number, including area code:
                                 (914) 368-4990
                                _______________

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                    YES X    NO
                                        --      --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value                           5,065,820 shares
-----------------------------                           ----------------
          Class                                    Outstanding at August 1, 1997

================================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.      Financial Information                                   Page Number
-------      ---------------------                                  -----------
             Item 1
                   Consolidated Balance Sheets                            2
                   Consolidated Statements of Operations                  3
                   Consolidated Statements of Cash flows                  4
                   Notes to the Consolidated Financial statements         5

             Item 2
                   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                8

Part II.     Other information
--------     -----------------
                   Item 1.- Legal proceedings                            11
                   Item 6.- Exhibits and Reports on Form 8-K             11

Signatures                                                               12
----------

                         Part I - Financial Information
                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
                (Amounts in thousands, except for share amounts)

          Balance as of:                                               June 30, 1997     December 31, 1996
                                                                       -------------     -----------------
                                                                         (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                            $   392            $   422
     Trade accounts receivable; net of allowance
           for doubtful accounts of $645,000  and $545,000                  3,749              2,476
     Inventories                                                            7,593              9,062
     Income taxes receivable                                                  920                930
     Prepaid expenses and other current assets                                284                141
                                                                          -------            -------
          Total current assets                                             12,938             13,031

Property, plant and equipment, less accumulated depreciation                6,213              5,882
Goodwill and intangible assets, less accumulated amortization               7,526              7,754
Deferred income taxes                                                       1,949              1,978
Other assets                                                                   95                130
                                                                          -------            -------
     Total assets                                                         $28,721            $28,775
                                                                          =======            =======
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                 $4,202             $2,762
     Short term debt; including loans from officers and
              stockholders of $585,000 and $202,000                         3,839              5,678
     Reserve for restructuring                                                250                377
                                                                          -------            -------
          Total current liabilities                                         8,291              8,817
Deferred income                                                                63                 71
Long-term debt, less current maturities                                     1,340              1,509
                                                                          -------            -------
     Total liabilities                                                      9,694             10,397
                                                                          -------            -------
Commitments and contingencies

Stockholders' equity:
     Common stock, $0.01 par value; shares authorized 20,000,000;
          issued 5,086,820 and 4,370,495; and outstanding
          5,065,820 and 4,349,495                                              51                 44
     Additional paid-in capital                                            22,683             18,517
     Retained deficit                                                      (3,534)               (10)
                                                                          -------            -------
                                                                           19,200             18,551
     Less: Treasury stock, 21,000 shares at cost                             (173)              (173)
                                                                          -------            -------
          Total Stockholders' equity                                       19,027             18,378
                                                                          -------            -------
     Total liabilities and Stockholders' equity                           $28,721            $28,775
                                                                          =======            =======

___________________________________________________________________________

Certain 1996 amounts have been reclassified to conform to 1997 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
             (In thousands, except for share and per share amounts)

                                                              Three month                   Six month
                                                              period ended                 period ended
                                                                June 30,                     June 30,
                                                          ---------------------       --------------------
                                                          1997           1996         1997            1996
                                                          ----           ----         ----            ----
Revenues                                                 $ 5,477       $ 5,450       $13,499        $ 9,207
Cost of Sales                                              4,586         3,679        11,420          6,139
Inventory writedown to net realizable value                  983             -           983              -
                                                       ---------     ---------     ---------      ---------
      Gross Profit                                           (92)        1,771         1,096          3,068

Operating expenses:
     Selling and marketing                                   479           251           898            483
     General and administrative                            1,768           981         2,757          1,711
     Restructuring Reserve                                     -         1,333             -          1,333
     Depreciation and amortization                           378           251           661            483
                                                       ---------     ---------     ---------      ---------
        Total operating expenses                           2,625         2,816         4,316          4,010
                                                       ---------     ---------     ---------      ---------
Loss from Operations                                      (2,717)       (1,045)       (3,220)          (942)

Other income (expense):
     Interest income                                           -             1           -               39
     Interest expense                                       (173)          (31)         (358)           (83)
     Other income                                             24            27            54             26
                                                       ---------     ---------     ---------      ---------
                                                            (149)           (3)         (304)           (18)
Loss before income taxes                                  (2,866)       (1,048)       (3,524)          (960)

Benefit for income taxes                                  (    -)         (350)       (    -)          (342)
                                                       ---------     ---------     ---------      ---------

Net Loss                                                 $(2,866)        $(698)      $(3,524)         $(618)
                                                       ---------     ---------     ---------      ---------
______________________________________________
Net loss per common share                                 $(0.57)       $(0.15)       $(0.72)        $(0.13)
                                                       ---------     ---------     ---------      ---------
Weighted average number of shares outstanding          5,031,784     4,564,527     4,871,407      4,597,433
                                                       ---------     ---------     ---------      ---------
Net loss per common share-assuming dilution               $(0.57)       $(0.15)       $(0.72)        $(0.13)
                                                       ---------     ---------     ---------      ---------
Weighted average number of shares outstanding-
assuming dilution                                      5,031,784     4,564,527     4,871,407      4,597,433
                                                       ---------     ---------     ---------      ---------

___________________________________________________________________________

Certain 1996 amounts have been reclassified to conform to 1997 presentation format.
See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                       For the six month period ended June 30,
                                                                       ---------------------------------------
                                                                                1997            1996
                                                                                ----            ----
Cash flows from operating activities:
Net loss                                                                       $(3,524)         $(618)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                                                 661            483
     Deferred income taxes                                                          29           (228)
     Allowance for doubtful accounts                                               100              -
     Decrease (increase) in trade receivables                                   (1,373)        (2,948)
     Decrease (increase) in inventories                                          1,469           (543)
     Decrease (increase) in income taxes receivable                                 10           (182)
     Decrease (increase) in prepaid and other current assets                      (143)           (27)
     Decrease (increase) in other assets                                            35             (5)
     Increase (decrease) in accounts payable and accrued expenses                1,440            584
     Increase (decrease) in deferred income                                         (8)             -
     Increase (decrease) in reserve for restructuring                             (127)         1,333
                                                                              --------        -------
          Cash used by operating activities                                     (1,431)        (2,151)
                                                                              --------        -------
Cash flows from investing activities:
Proceeds from sale of marketable securities                                          -          1,100
Additions to property, plant, and equipment                                       (765)        (1,245)
Acquisitions accounted for as purchases                                              -           (715)
                                                                              --------        -------
          Cash used by investing activities                                       (765)          (860)
                                                                              --------        -------
Cash flows from financing activities:
Proceeds from redemption of warrants                                                 -            265
Proceeds from issuance of stock                                                  4,173              -
Proceeds from short-term bank borrowings                                             -            432
Proceeds from convertible debt issue                                                 -          3,500
Repayment of debt                                                               (2,007)          (380)
Purchase of treasury stock                                                           -           (145)
                                                                              --------        -------
          Cash provided by financing activities                                  2,166          3,672
                                                                              -------        --------
     Increase (decrease) in cash and cash equivalents                              (30)           661
     Cash and equivalents at beginning of period                                   422          2,460
                                                                              --------        -------
          Cash and equivalents at end of period                                   $392         $3,121
                                                                              ========       ========

_____________________________________________________________________________

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

Reclassifications
Certain 1996 amounts have been reclassified to conform with 1997 presentation format. Amounts reclassified had no impact on consolidated operating loss or net loss.

Fair value of Financial Instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 1997 and December 31, 1996, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value at June 30, 1997 and December 31, 1996, based upon quoted market rates of similar debt issues. The fair value of officer and shareholder notes cannot be determined due to the nature of the transactions.

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements


Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly rated financial institutions. The Company's trade accounts receivables are due from companies throughout the U.S. The Company reviews each customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information.

Revenue and cost of sales
Revenues are recorded upon completion of service or product shipment or passage of title to customers in accordance with contractual terms. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's reclamation sites.

Cash and cash equivalents
Temporary investments with original maturities of ninety days or less are considered cash and cash equivalents.

Inventories
Inventories, consisting primarily of reclaimed refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market. Market value is based on net realizable value.

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

Due to the specialized nature of the Company's business, it is possible that the Company's estimate of equipment useful life may change in the future.

Goodwill and intangible assets
Goodwill is amortized over 25 years using the straight-line method. Other intangible assets consisting primarily of patents or acquired contract rights are amortized on a straight-line basis over the remaining life of the asset.

Income taxes
Hudson utilizes the assets and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities, based upon statutory tax rates enacted for future periods.

Treasury stock
Common stock acquired by the Company is carried at acquisition cost (market price at acquisition date).

Loss per common and equivalent shares
During February 1997, the FASB issued SFAS No. 128 "Earnings Per Share", which replaces the presentation of primary earnings per share ("EPS"), with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS No. 128 as of January 1, 1997. The 1996 loss per share has been restated to conform to SFAS No. 128.

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements


Estimates and Risks

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the results of operations during the reporting period. Actual results could differ from these estimates. The Company participates in an industry that is highly regulated, changes in which could affect operating results. The Company purchases unprocessed refrigerants from domestic suppliers and its customers. The Company's inability to obtain refrigerants on commercially reasonable terms or a decline in demand for refrigerants could cause delays in refrigerant processing, possible loss of revenues, and could materially adversely affect operating results.

Note 2 - Capital Transactions

During January 1997, in connection with the execution of various agreements with E.I. DuPont DeNemours ("DuPont"), the Company sold 500,000 shares of common stock for $3.5 million to an affiliate of DuPont. Proceeds from the sale were primarily utilized to retire debt.

During January 1997, certain of the then outstanding convertible debentures were converted into 133,085 shares of common stock.

During 1997, certain officers and other stock option holders exercised options to purchase an aggregate of 83,240 shares of common stock. The Company received proceeds of approximately $452,000 and such proceeds were used for working capital purposes.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The statements which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, changes in the markets for refrigerants (including current unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, increased competition, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, technological obsolescence and potential environmental liability. The Company's actual results may differ materially from the results discussed in any forward looking statement.

Results of Operations

Three months ended June 30, 1997

      Revenues totaled $5.5 million, as compared to $5.5 million reported during the comparable 1996 period. The 1997 sales included similar volumes of refrigerant product sales as compared to the prior period.

      Cost of sales totaled $5.6 million, an increase of $1.9 million or 51% from the $3.7 million reported during the comparable prior year period due mainly to higher refrigerant product cost and a reduction of inventory values by $1.0 million to net realizable value. As a percentage of sales, cost of sales were 102% of revenues for the three-month period ended June 30, 1997, an increase from the 68% reported for the comparable 1996 period. The increase in cost of sales in both dollars and percentage of revenues was attributable primarily to a change in product mix with a higher volume of lower margin, refrigerant product sales occurring during the 1997 period and the reduction of inventory values by $1.0 million to net realizable value.

      Operating expenses totaled $2.6 million, a decrease of $0.2 million or 7% from the $2.8 million reported during the comparable 1996 period. The decrease was attributable to the non-recurring restructuring reserve offset by costs associated with the Company's acquisitions (namely ESS), and an increase in the number of employees.

      Net loss totaled $2.9 million, an increase of $2.2 million or 314% from the $0.7 million net loss reported during the comparable prior year period. The increase was attributable mainly to lower gross profits on refrigerant sales and the reduction of inventory values to net realizable value.

Six months ended June 30, 1997

      Revenues totaled $13.5 million, an increase of $4.3 million or 47% from the $9.2 million reported during the comparable 1996 period. The increase was attributable primarily to the increase in refrigerant product sales.

      Cost of sales totaled $12.4 million, an increase of $6.3 million or 103% from the $6.1 million reported during the comparable prior year period. As a percentage of sales, cost of sales were 92% of revenues for the six-month period ended June 30, 1997, an increase from the 67% reported for the comparable prior year period. The increase in both dollars and percentage of revenues was attributable primarily to a higher volume of lower margin refrigerant product sales and the reduction of inventory values by $1.0 million to net realizable value.

      Operating expenses totaled $4.3 million, an increase of $0.3 million or 8% from the $4.0 million reported during the comparable 1996 period. The increase was attributable to the Company's acquisition (namely ESS) and the increase in the number of employees, offset by the lack of a restructuring reserve in 1997.

      Net loss totaled $3.5 million, an increase of $2.9 million or 483% from the $0.6 million net loss reported during the 1996 period. The increase was attributable mainly to lower gross profits on refrigerant sales, the reduction of inventory values to net realizable value and an increase in operating expenses.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



Liquidity and Capital Resources

Net cash used in operating activities totaled $1.5 million for the six months ended June 30, 1997 compared with a net cash usage of $2.2 million for the prior year comparable period. The decrease of $0.7 million in cash usage was attributable mainly to the reduction of inventories and accounts receivables offset by an increase in net loss.

Net cash used in investing activities of $0.8 million for the six months ended June 30, 1997, compared with net cash usage of $0.9 million for the comparable period consisted primarily of equipment additions.

Cash flows from financing activities totaled $2.2 million for the six months ended June 30, 1997 and consisted mainly of issuance of common shares to E.I. DuPont de Nemours ($3.5 million) offset by retirement of debt ($3.1 million) associated with the Company's Convertible Notes issued during 1996. Cash flows from financing activities totaled $3.7 million for the six-month period ended June 30, 1996 and consisted mainly of proceeds ($3.5 million) from the issuance of convertible debt.

At June 30, 1997, the Company reported cash and equivalents totaling $0.4 million, a decrease of $2.7 million from the comparable prior year period. Decrease in cash and equivalents were attributable mainly to fixed asset purchases, and cash used to fund net loss.

On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. As of December 31, 1996, the Company had repurchased 21,000 shares at an average price of $8.25 per share. No repurchases were made during 1997.

On June 18, and September 30, 1996, the Company issued Convertible Debentures with a combined face value of $5.3 million. These debentures were retired or converted to common stock during January 1997.

 On July 24, 1996, the Company completed the acquisition of GRR Co., Inc. in consideration of the issuance of 20,000 unregistered shares of the Company's Common stock.

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has obligations (as modified by a settlement during April 1996) totaling $0.4 million at June 30, 1997 payable in periodic payments to bankruptcy creditors through July 2000.

On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans ($678,000) to the Company; repayable upon receipt of proceeds from property mortgage (see below) or on subsequent demand. On January 29, 1997, the Company repaid the officer loans and accrued interest outstanding.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage ($0.7 million at June 30, 1997) bears a fixed annual interest rate of 9.25% and is repayable over 20 years commencing February 1997.

The Company has a bank line of credit ($3.0 million) with MTB Bank N.A. ("MTB"), which bears interest at a rate of prime plus 2%. Advances under the MTB line ($2.8 million at June 30, 1997) were limited to 85% of eligible trade accounts receivable and 50% of inventories not exceeding trade receivable lending limits (above) or $1.5 million. Substantially all the Company's assets are pledged as collateral for Hudson obligations to MTB Bank. The Company was in compliance with all terms of the MTB Bank agreement at June 30, 1997. The agreement expires November 15, 1997.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



During January 1997, in connection with the execution of various agreements with E.I. DuPont de Nemours ("DuPont"), the Company obtained additional equity funds ($3.5 million) from an affiliate of DuPont. Proceeds from this funding were utilized primarily to retire debt.

During January 1997, the Company entered into an agreement to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility in the interim period.

During May 1997, certain officers and stockholders of the Company granted unsecured loans in the aggregate of $585,000 to the Company. Such loans were due on demand and bore interest from 8.0% to 8.88%. On August 12, 1997, the Company repaid the officers loans and outstanding interest.

At June 30, 1997, the Company had working capital of approximately $4.6 million. Working capital consists principally of inventory. The Company's ability to sell its inventory and the prices at which it can be sold is subject to current market conditions. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers. Presently, the Company does not have significant availability under its line of credit which expires on November 15, 1997. The Company is seeking to implement an expanded bank credit line; however, there is no assurance that any financing will be available to the Company. Failure to obtain financing could have a material adverse affect on the Company's financial condition and results of operations.

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

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology, timing in introduction and / or retrofit of CFC-based refrigeration equipment by domestic users of refrigeration, the rate of expansion of the Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. However, the second quarter of 1997 was adversely impacted, in part, to the unseasonably cool weather. Unforeseen events, including the delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, or declining refrigerant prices, regulatory and economic factors, increased competition, adverse weather conditions, technological obsolescence and potential environmental liability could result in significant fluctuations in the Company's operating results or losses which might not be easily reversed. There can be no assurance that the foregoing factors will not result in material adverse affect of the Company's financial condition and results of operations.

                           PART II. OTHER INFORMATION
                   Hudson Technologies, Inc. and subsidiaries


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

      During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that in the opinion of DEC the Company's refrigerants were the cause of the contamination of United's wells. The DEC report states that it is not aware of the extent of the contamination or how the Company's refrigerants entered the groundwater. The Company is cooperating with the DEC to develop a proposal to quantify and remediate the contamination.

      During December 1996, the Company and United Water entered into an interim settlement agreement which provided for (a) reimbursement ($84,000) of United's operating costs associated with certain wells through August 1996, (b) reimbursement, subject to a dollar cap of $12,650 per month, of United monthly operating costs for certain wells from September 1996 through April 1997, and
(c) continued monitoring of refrigerant groundwater levels. Under the agreement, United agreed not to commence legal action against the Company prior to May 1, 1997. Neither party waived their rights as a result of the interim agreement.

         The Company met with representatives of the DEC and United in August 1997 to discuss proposals for possible further remediation in light of the reduction to non-detectible levels of refrigerant in United's wells, based upon the most recent test data provided by United. The Company is currently reviewing the most current data and proposals provided by United to determine what if any further action should be taken by the Company. There can be no assurance that United will not commence legal action seeking substantial damages and/or other relief; that any legal action or settlement will be resolved in a manner favorable to the Company; or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

         In June 1997 an action was commenced against the Company in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, by a former salesperson and her spouse, who was terminated by the Company in June 1996, alleging that the Company wrongfully terminated the employee and is seeking unspecified damages. The Company is defending the action and caused the action to be removed to the Federal District Court. The Company believes the allegations in the complaint to be without merit. There can be no assurance that the Company will be successful in the defense of this action or that the matter will ultimately be resolved in a manner favorable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

         a)       The following exhibits are attached to this report.
                  Exhibit 27: Financial Data Schedule (for SEC use only)

         b) No report on Form 8-K was filed during the quarter ended June 30, 1997.

                   Hudson Technologies, Inc. and subsidiaries
                          Form 10-QSB of June 30, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act , the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HUDSON TECHNOLOGIES, INC.



                         By:  /s/ Kevin J. Zugibe   August 14, 1997
                              -------------------------------------
                              Kevin J. Zugibe          Date
                              President/CEO



                         By:  /s/ Brian F. Coleman  August 14, 1997
                              -------------------------------------
                              Brian F. Coleman         Date
                              Vice President and
                              Chief Financial Officer


                         By:  /s/ Stephen J. Cole-Hatchard  August 14, 1997
                              -----------------------------------------------
                              Stephen J. Cole-Hatchard            Date
                              Vice President and Treasurer