Form 10QSB
period 1997-09-30
HUDSON TECHNOLOGIES INC /NY
filed 1997-11-13
CIK 925528

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

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
                                   YES X NO
                                      ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common stock, $0.01 par value                          5,065,820 shares
-----------------------------                          ----------------
         Class                                  Outstanding at October 31, 1997

================================================================================

                           Hudson Technologies, Inc.
                                     Index

Part I.           Financial Information                                                    Page Number
-------           ---------------------                                                    -----------

                  Item 1
                           Consolidated Balance Sheets                                           2
                           Consolidated Statements of Operations                                 3
                           Consolidated Statements of Cash flows                                 4
                           Notes to the Consolidated Financial statements                        5

                  Item 2
                           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                          8

Part II.          Other information

                           Item 1 - Legal proceedings                                            11
                           Item 6 - Exhibits and Reports on Form 8-K                             11

Signatures                                                                                       12

                        Part I - Financial Information
                  Hudson Technologies, Inc. and subsidiaries
                          Consolidated Balance Sheets
               (Amounts in thousands, except for share amounts)

                  Balance as of:                                              September 30,       December 31,
                                                                              -------------       ------------
                                                                                   1997               1996
                                                                                   ----               ----
                                                                               (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                   $    668               $422
     Trade accounts receivable; net of allowance
           for doubtful accounts of $429 and $546                                   4,340              2,476
     Inventories                                                                    4,299              9,062
     Income taxes receivable                                                          203                930
     Prepaid expenses and other current assets                                        234                141
                                                                                  -------            -------
          Total current assets                                                      9,744             13,031

Property, plant and equipment, less accumulated depreciation                        6,202              5,882
Goodwill and intangible assets, less accumulated amortization                       7,412              7,754
Deferred income taxes                                                               1,949              1,978
Other assets                                                                          104                130
                                                                                  -------            -------
     Total assets                                                                 $25,411            $28,775
                                                                                  =======            =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                         $3,005             $2,762
     Short term debt; including loans from officers and
              stockholders of  none and $202                                        2,299              5,678
     Reserve for restructuring                                                        250                377
                                                                                  -------            -------
          Total current liabilities                                                 5,554              8,817
Deferred income                                                                        61                 71
Long-term debt, less current maturities                                             1,249              1,509
                                                                                  -------            -------
     Total liabilities                                                              6,864             10,397
                                                                                  -------            -------

Commitments and contingencies

Stockholders' equity:
      Common stock, $0.01 par value; shares authorized
      20,000,000; issued 5,086,820 and 4,370,495; and
      outstanding 5,065,820 and 4,349,495                                              51                 44
     Additional paid-in capital                                                    22,683             18,517
     Retained deficit                                                              (4,014)               (10)
                                                                                  -------            -------
                                                                                   18,720             18,551
     Less: Treasury stock, 21,000 shares at cost                                     (173)              (173)
          Total Stockholders' equity                                               18,547             18,378
                                                                                  -------            -------

     Total liabilities and Stockholders' equity                                   $25,411            $28,775
                                                                                  =======            =======
--------------------------------------------------------------------------


Certain 1996 amounts have been reclassified to conform to 1997 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                  Hudson Technologies, Inc. and subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
            (In thousands, except for share and per share amounts)

                                                                               Three month                  Nine month
                                                                              periods ended                periods ended
                                                                               September 30,                September 30,
                                                                               -------------                -------------
                                                                            1997          1996          1997           1996
                                                                            ----          ----          ----           ----
Revenues                                                                  $6,960        $5,919       $20,459        $15,126
Cost of Sales                                                              5,365         3,843        16,785          9,982
Inventory writedown to net realizable value                                    -             -           983              -
                                                                       ---------     ---------     ---------      ---------

      Gross Profit                                                         1,595         2,076         2,691          5,144

Operating expenses:
     Selling and marketing                                                   350           448         1,248            930
     General and administrative                                            1,205           884         3,962          2,596
     Restructuring Reserve                                                     -             -             -          1,333
     Depreciation and amortization                                           380           393         1,041            876
                                                                       ---------     ---------     ---------      ---------

        Total operating expenses                                           1,935         1,725         6,251          5,735
                                                                       ---------     ---------     ---------      ---------

(Loss) Income from Operations                                               (340)          351        (3,560)          (591)

Other income (expense):
     Interest income                                                           -             3           -               42
     Interest expense                                                       (166)           (8)         (524)           (91)
     Other income                                                             26            -             80             26
                                                                       ---------     ---------     ---------      ---------

         Total other income (expense)                                       (140)           (5)         (444)           (23)

(Loss) Income before income taxes                                           (480)          346        (4,004)          (614)

(Benefit) Provision for income taxes                                         -             140             -           (202)
                                                                       ---------     ---------     ---------      ---------

Net (Loss) Income                                                       $  (480)         $ 206       $(4,004)         $(412)
                                                                       ---------     ---------     ---------      ---------
--------------------------------------------
Net (loss) income per common share                                        $(0.09)        $ .05        $(0.81)         $(.09)
                                                                       ---------     ---------     ---------      ---------
Weighted average number of shares outstanding                          5,065,820     4,477,580     4,961,677      4,611,676
                                                                       ---------     ---------     ---------      ---------
Net (loss) income  per common share- assuming dilution                 $   (0.09)     $    .05        $(0.81)         $(.09)
                                                                       ---------     ---------     ---------      ---------
Weighted average number of shares outstanding- assuming dilution       5,065,820     4,477,580     4,961,677      4,611,676
                                                                       ---------     ---------     ---------      ---------
--------------------------------------------


Certain 1996 amounts have been reclassified to conform to 1997 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                  Hudson Technologies, Inc. and subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                (In thousands)

                                                                                     For the nine month
                                                                                        periods ended
                                                                                         September 30,
                                                                                     ------------------
                                                                                      1997         1996
                                                                                      ----         ----

Cash flows from operating activities:
Net loss                                                                             $(4,004)       $(412)
Adjustments to reconcile net loss to cash
 provided by (used by) operating activities:
     Depreciation and amortization                                                     1,041          875
     Deferred income taxes                                                                29          (18)
     Allowance for doubtful accounts                                                      87            -
     Decrease (increase) in trade receivables                                         (1,951)        (484)
     Decrease (increase) in inventories                                                4,764       (4,338)
     Decrease (increase) in income taxes receivable                                      727         (252)
     Decrease (increase) in prepaid and other current assets                            (131)        (114)
     Decrease (increase) in other assets                                                  25         (132)
     Increase (decrease) in accounts payable and accrued expenses                        243         (198)
     Increase (decrease) in deferred income                                              (10)           -
     Increase (decrease) in reserve for restructuring                                   (127)       1,000
                                                                                     -------      -------
          Cash provided by (used by) operating activities                                693       (4,073)
                                                                                     -------      -------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                                -        1,100
Additions to property, plant, and equipment                                            ( 982)      (2,301)
Acquisitions accounted for as purchases                                                    -       (2,716)
                                                                                     -------      -------
          Cash used by investing activities                                           (  982)      (3,917)
                                                                                     -------      -------

Cash flows from financing activities:
Proceeds from redemption of warrants                                                       -          265
Proceeds from issuance of stock                                                        4,173            -
Proceeds from short-term bank borrowings                                                   -        2,686
Proceeds from convertible debt issue                                                       -        5,300
Repayment of debt                                                                     (3,638)      (2,057)
Purchase of treasury stock                                                                 -         (145)
                                                                                     -------      -------
          Cash provided by financing activities                                          535        6,049
                                                                                     -------      -------
     Increase (decrease) in cash and cash equivalents                                    246       (1,941)
     Cash and equivalents at beginning of period                                         422        2,460
                                                                                     -------      -------
          Cash and equivalents at end of period                                         $668         $519
                                                                                        ====         ====

-------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest                                                                  $524         $ 91
Cash Paid for Taxes                                                                     $  -         $ 69
-------------------------------------------------------------------------------

Certain 1996 amounts have been reclassified to conform to 1997 presentation format. See accompanying Notes to the Consolidated Financial Statements.

                  Hudson Technologies, Inc. and subsidiaries
                  Notes to Consolidated Financial Statements

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), provides products and technical services related to the recovery and reclamation of refrigerants used in commercial air conditioning and refrigeration systems. The Company's services have been developed to facilitate compliance with the Federal Clean Air Act as amended in 1990, which prohibits the venting, and requires the recovery, of specified chlorofluorocarbon ("CFCs") and hydrochlorofluorocarbon ("HCFCs") refrigerants.

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

Consolidation
The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly owned subsidiaries Hudson Technologies Company [formerly named Refrigerant Reclamation Corporation of America, Inc. ("RRCA")] and Environmental Support Solutions, Inc. ("ESS"), together with other controlled affiliates.

Reclassifications
Certain 1996 amounts have been reclassified to conform with 1997 presentation format. Amounts reclassified had no impact on consolidated operating loss or net loss.

Fair value of Financial Instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 1997 and December 31, 1996, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value at September 30, 1997 and December 31, 1996, based upon quoted market rates of similar debt issues. The fair value of officer and shareholder notes cannot be determined due to the nature of the transactions.

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

Revenue and cost of sales
Revenues are recorded upon completion of service, product shipment or passage of title to customers in accordance with contractual terms. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's reclamation sites.

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

Loss per common and equivalent shares
During February 1997, the FASB issued SFAS No. 128 `Earnings Per Share', which replaces the presentation of primary earnings per share (`EPS'), with basic EPS. It also requires dual presentation of basic and diluted EPS.The Company adopted SFAS No. 128 as of January 1, 1997. The 1996 loss per share has been restated to conform to SFAS No. 128.

                  Hudson Technologies, Inc. and subsidiaries
                  Notes to Consolidated Financial Statements


Estimates and Risks

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the results of operations during the reporting period. Actual results could differ from these estimates. The Company operates in an industry that is highly regulated, changes in which could affect operating results. The Company purchases unprocessed refrigerants from domestic suppliers and its customers. The Company's inability to obtain refrigerants on commercially reasonable terms or a decline in demand for refrigerants could cause delays in refrigerant processing, possible loss of revenues, and could materially adversely affect operating results.

Note 2 - Capital Transactions

During January 1997, in connection with the execution of various agreements with E.I. DuPont DeNemours and Company ("DuPont"), the Company sold 500,000 shares of common stock for $3.5 million to an affiliate of DuPont. Proceeds from the sale were primarily utilized to retire debt.

During January 1997, certain then outstanding convertible debentures were converted into 133,085 shares of common stock.

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

                  Hudson Technologies, Inc. and subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           And Results of Operations

The statements contained in this report which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of, refrigerants), regulatory and economic factors, increased competition, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, technological obsolescence and potential environmental liability. The Company's actual results may differ materially from the results discussed in any forward looking statement.

Results of Operations

Three months ended September 30, 1997

      Revenues totaled $6,960,000, an increase of $1,041,000 or 18% from the $5,919,000 reported during the prior comparable 1996 period. The increase was attributable to an increase in refrigerant product sales.

      Cost of sales totaled $5,365,000, an increase of $1,522,000 or 40% from the $3,843,000 reported during the comparable prior year period due mainly to higher refrigerant product cost. As a percentage of sales, cost of sales were 77 % of revenues for the three-month period ended September 30, 1997, an increase from the 65% reported for the comparable 1996 period. The increase in cost of sales in both dollars and percentage of revenues was attributable primarily to a change in product mix with a higher volume of lower margin refrigerant product sales occurring during the 1997 period.

      Operating expenses totaled $1,935,000, an increase of $210,000 or 12% from the $1,725,000 reported during the comparable 1996 period. The increase was attributable to an increase in the number of employees and related expenses.

      Net loss totaled $480,000, for the three months ended September 30, 1997, as compared to net income of $206,000 reported during the comparable prior year period. The loss was attributable mainly to lower gross profits on refrigerant sales and an increase in operating expenses.

Nine months ended September 30, 1997

      Revenues totaled $20,459,000, an increase of $5,333,000 or 35% from the $15,126,000 reported during the comparable 1996 period. The increase was attributable primarily to the increase in refrigerant product sales.

      Cost of sales totaled $17,768,000, an increase of $7,786,000 or 78% from the $9,982,000 reported during the comparable prior year period. As a percentage of sales, cost of sales were 87% of revenues for the nine-month period ended September 30, 1997, an increase from the 66% reported for the comparable prior year period. The increase in both dollars and percentage of revenues was attributable primarily to a higher volume of lower margin refrigerant product sales and the reduction of inventory values in the second quarter by $983,000 to net realizable value.

      Operating expenses totaled $6,251,000, an increase of $516,000 or 9% from the $5,735,000 during the comparable 1996 period. The increase was attributable to the Company's acquisitions (namely ESS and GRR Co., Inc.) and the increase in the number of employees and related expenses offset by the lack of a restructuring reserve in 1997.

      Net loss totaled $4,004,000, an increase of $3,592,000 from the $412,000 net loss reported during the 1996 period. The increase was attributable mainly to lower gross profits on refrigerant sales, the reduction of inventory values to net realizable value and an increase in operating expenses.

                  Hudson Technologies, Inc. and subsidiaries
          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations (continued)



Liquidity and Capital Resources

Net cash provided by operating activities totaled $693,000 for the nine months ended September 30, 1997 compared with a net cash usage of $4,073,000 for the prior year comparable period. Net cash provided by operating activities was attributable mainly to the reduction of inventories, partially offset by an increase in net loss and trade accounts receivable.

Net cash used in investing activities was $982,000 for the nine months ended September 30, 1997, compared with net cash usage of $3,917,000 for the prior comparable period. The decrease in net cash usage of $2,935,000 was attributable to the non-recurrence of the 1996 acquisitions and a reduction in equipment additions.

Net cash provided by financing activities totaled $535,000 for the nine months ended September 30, 1997 and consisted mainly of issuance of common shares to DuPont ($3.5 million) offset by retirement of debt ($3.1 million). Net cash provided by financing activities totaled $6,049,000 for the nine-month period ended September 30, 1996 and consisted mainly of proceeds of $5,300,000 from the issuance of convertible debt.

At September 30, 1997, the Company reported cash and equivalents of $668,000.

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

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has obligations (as modified by a settlement during April 1996) totaling $268,000 at September 30, 1997 payable in periodic payments to bankruptcy creditors through July 2000.

On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans ($678,000) to the Company; repayable upon receipt of proceeds from property mortgage (see below) or on subsequent demand. On January 29, 1997, the Company repaid the officer loans and accrued interest outstanding.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage ($691,000 at September 30, 1997) bears a fixed annual interest rate of 9.25% and is repayable over 20 years commencing February 1997.

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

During January 1997, the Company entered into an agreement to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for approximately $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility in the interim period.

During May 1997, certain officers and stockholders of the Company granted unsecured loans in the aggregate of $585,000 to the Company. Such loans were due on demand and bore interest from 8.0% to 8.88%. On August 12, 1997, the Company repaid the officers loans and outstanding interest.

The Company has a bank line of credit ($3.0 million) with MTB Bank N.A. ('MTB'), which bears interest at a rate of prime plus 2%. Advances under the MTB line ($1,952,000 at September 30, 1997) were limited to 85% of eligible trade accounts receivable and 50% of inventories not exceeding trade receivable lending limits or $1.5 million. Substantially all the Company's assets are pledged as collateral to MTB Bank. The Company was in compliance with all terms of the MTB Bank agreement at September 30, 1997. The agreement expires February 15, 1998.

At September 30, 1997, the Company had working capital of approximately $4,190,000. Working capital consists principally of inventory. The Company's ability to sell its inventory and the prices at which it can be sold is subject to current market conditions. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers. Presently, the Company does not have significant availability under its line of credit, which expires on February 15, 1998. The Company is seeking to implement an expanded bank credit line; however, there is no assurance that any financing will be available to the Company. Failure to obtain financing could have a material adverse affect on the Company's financial condition and results of operations.

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

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology, timing in introduction and / or retrofit of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. However, the second quarter of 1997 was adversely impacted, in part, to the unseasonably cool weather. Unforeseen events, including the delays in securing adequate supplies of refrigerants at peak demand periods,

                          PART II. OTHER INFORMATION
                  Hudson Technologies, Inc. and subsidiaries


lack of refrigerant demand, or declining refrigerant prices, regulatory and economic factors, increased competition, adverse weather conditions, technological obsolescence and potential environmental liability could result in significant fluctuations in the Company's operating results or losses. There can be no assurance that the foregoing factors will not result in material adverse affect of the Company's financial condition and results of operations.

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

During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that in the opinion of DEC the Company's refrigerants were the cause of the contamination of United's wells. The DEC letter states that it is not aware of the extent of the contamination or how the refrigerants entered the groundwater.

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

During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of the levels of refrigerant in United's wells. Since August 1997 the levels of refrigerant have been nearly non-detectable. The Company is currently considering what, if any further remediation or action should be taken by the Company. There can be no assurance that United will not commence legal action seeking substantial damages and/or other relief; that any legal action or settlement will be resolved in a manner favorable to the Company; or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

In June 1997, an action was commenced against the Company in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, by a former salesperson and her spouse, who was terminated by the Company in June 1996, alleging that the Company wrongfully terminated the employee, and is seeking unspecified damages. The Company is defending the action and caused the action to be removed to the Federal District Court. The Company believes the allegations in the complaint to be without merit. There can be no assurance that the Company will be successful in the defense of this action or that the matter will ultimately be resolved in a manner favorable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

         a)       The following exhibits are attached to this report.
                  Exhibit 27: Financial Data Schedule (for SEC use only)

         b) No report on Form 8-K was filed during the quarter ended September 30, 1997.

                  Hudson Technologies, Inc. and subsidiaries
                       Form 10-QSB of September 30, 1997

                                  SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HUDSON TECHNOLOGIES, INC.



                                  By:   /s/ Kevin J. Zugibe   November 12, 1997
                                        ---------------------------------------
                                        Kevin J. Zugibe              Date
                                        President/CEO



                                  By:   /s/ Brian F. Coleman  November 12, 1997
                                        ---------------------------------------
                                        Brian F. Coleman           Date
                                        Vice President and
                                        Chief Financial Officer