Form 10KSB
period 1997-12-31
HUDSON TECHNOLOGIES INC /NY
filed 1998-03-31
CIK 925528

===============================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412
                              ---------------------

                            Hudson Technologies, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                       13-3641539
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification number)

25 Torne Valley Road
Hillburn, New York                                 10931
(address of principal executive offices)           (ZIP Code)

Small Business Issuer's telephone number, including area code:   (914) 368-4990

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /.

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Small Business Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Small Business Issuer's revenues for the fiscal year ended December 31, 1997 were $23,005,000.

The aggregate market value of the Small Business Issuer's Common Stock held by non-affiliates as of March 3, 1998 was approximately $14,361,785. As of March 3, 1998, there were 5,065,820 shares of the Small Business Issuer's Stock Outstanding.

                    Documents incorporated by reference: None
===============================================================================

                            Hudson Technologies, Inc.

                                      Index


  Part                                                   Item                                                 Page
  ----                                                   ----                                                 ----
Part I.     Item 1 - Business                                                                                   3
            Item 2 - Properties                                                                                 7
            Item 3 - Legal Proceedings                                                                          7
            Item 4 - Submission of Matters to a Vote of Security Holders                                        8

Part II.    Item 5 - Market for the Registrant's Common Equity and Related Stockholder  Matters                 9
            Item 6 - Management's Discussion and Analysis of Financial Condition                               10
                          and Results of Operations
            Item 7 - Financial Statements                                                                      13
            Item 8 - Changes in and Disagreements with Accountants on Accounting                               13
                          and Financial Disclosure

Part III.   Item 9 - Directors and Executive Officers of the Registrant, Promoters and Control Persons;        14
                          Compliance with Section 16(a) of the Exchange Act
            Item 10 - Executive Compensation                                                                   16
            Item 11 - Security Ownership of Certain Beneficial Owners and Management                           19
            Item 12 - Certain Relationships and related parties                                                20
            Item 13 - Exhibits and Reports on Form 8-K                                                         21

            Signatures                                                                                         22

            Financial Statements                                                                               23

                                     Part I
Item 1.  Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), sells refrigerants and provides refrigerant management services, consisting primarily of recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems, as well as RefrigerantSide(TM) services, through which the Company performs decontamination to remove moisture, oils and other contaminants in such systems. The Company operates through its wholly owned subsidiaries Hudson Technologies Company and Environmental Support Solutions, Inc. ("ESS").

The Company's Executive Offices are located at 25 Torne Valley Road, Hillburn, New York and its telephone number is (914) 368-4990.

Industry background

The production and use of refrigerants containing chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs"), the most commonly used refrigerants are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs to damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting, refrigerants. The Act further requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems.

In addition, the Act prohibited production of CFC refrigerants effective January 1, 1996 and limits the production of refrigerants containing HCFCs, which production is scheduled to be phased out by the year 2030.

Products and Services

RefrigerantSide(TM)  Services

     The Company offers refrigerants and services, including RefrigerantSide(TM) services, which encompasses system decontamination, as well as refrigerant recovery and reclamation. The Company also provides complete refrigerant management service, which includes testing, banking, blending and packaging services tailored to individual customer requirements. Hudson also separates "crossed" (i.e., commingled) refrigerants and provides re-usable cylinder repair, hydrostatic testing, and tracking services. Hudson performs on-site system decontamination, as well as recovery and reclamation through the use of portable, high volume reclamation equipment.

Environmental Compliance Management

Hudson's compliance management products and services include software, training, consulting, and management services in the fields of refrigerant tracking and management, hazardous materials, and air quality.

Hudson's Network

Hudsonoperates from a network of reclamation centers located in:
o  Hillburn, New York          -- Reclamation center and Corporate Offices
o  Congers, New York           -- Aerosol packaging and training center
o  Rantoul, Illinois           -- Reclamation center and cylinder refurbishment
o  Charlotte, North Carolina   -- Reclamation center
o  Ft. Lauderdale, Florida     -- Reclamation center
o  Punta Gorda, Florida        -- Reclamation and refrigerant separation center
o  Baton Rouge, Louisiana      -- Reclamation center
o  Sparks, Nevada              -- Reclamation center
o  Mesa, Arizona               -- Environmental compliance programs

Strategic Alliance

     In January 1997, the Company entered into an Industrial Property Management Segment Marketer Appointment and Agreement and Refrigeration Reclamation Services Agreement with E.I. DuPont de Nemours and Company ("DuPont"), pursuant to which the Company (i) provides recovery, reclamation, separation, packaging and testing services directly to Du Pont for marketing through DuPont's Authorized Distributor Network and (ii) markets DuPont's SUVA(TM) refrigerant products to selected market segments together with the Company's reclamation and refrigerant management services. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont. During 1997, revenues under these agreements aggregated approximately $1,495,000.

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

Suppliers

The Company's operating results are in part dependent on its ability to obtain sufficient quantities of domestic virgin (pure) and reclaimable refrigerants from wholesalers, distributors, bulk gas brokers and other sources, and on corresponding demand for reclaimed refrigerants. In the event that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 37% of the Company's revenues, with one customer accounting for approximately 11% of the Company's revenues. The loss of a principal customer could have a material adverse effect on the Company.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and participation in trade shows.

The Company's sales personnel are compensated on a commission basis with a guaranteed minimum draw. The Company's executive officers devote significant time and effort to customer relationships.

Competition

The Company competes primarily on the basis of price, breadth of services offered (including RefrigerantSide(TM) Services and other on-site emergency services), and performance of its high volume, high-speed equipment used in its operations.

The Company competes with numerous regional companies, which provide refrigerant recovery and/or reclamation services, as well as companies marketing reclaimed and new alternative refrigerants. Certain of such competitors, including National Refrigerants, Inc., Refron, Inc., and Environmental Technologies Company, Inc., possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, provide services over a more extensive geographic area than the Company.

The refrigerant recovery and reclamation industry is relatively new and emerging competition from existing competitors and new market entrants is expected to increase. Demand and market acceptance for Hudson's newly introduced RefrigerantSide(TM) services, and for the Company's refrigerant management products and services are subject to a high degree of uncertainty.
There can be no assurance that the Company will be able to compete successfully.

Insurance

The Company carries insurance coverage the Company considers sufficient to protect the Company's assets and operations. The Company currently maintains general commercial liability insurance and excess liability coverage for claims up to $7,000,000 per occurrence and $7,000,000 in the aggregate. There can be no assurance that such insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claims against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

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

Government Regulation

The business of refrigerant reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Environmental Protection Agency ('EPA'), the United States Occupational Safety and Health Administration and the United States Department of Transportation.

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

Hudson and its customers are subject to the requirements of the Clean Air Act, and the regulations promulgated thereunder by the EPA, which make it unlawful for any person in the course of maintaining, servicing, repairing, and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances, and non-ozone depleting substitutes, used as refrigerants.

Pursuant to the Clean Air Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by the Air Conditioning and Refrigeration Institute ("ARI") prior to resale to a person other than the owner of the equipment from which it was recovered. The ARI and the EPA administer certification programs pursuant to which applicants are certified to reclaim refrigerants in compliance with ARI standards. Under such programs, the ARI issues a certification for each refrigerant and conducts periodic inspections and quality testing of reclaimed refrigerants.

The Company has obtained ARI certification for most refrigerants at each of its reclamation facilities, and is certified by the EPA. The Company is required to submit periodic reports to the ARI and pay annual fees based on the number of pounds of reclaimed refrigerants. Certification by the ARI is not currently required to engage in the refrigerant management business.

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

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied for or obtained such certification.

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

The Emergency Planning and Community Right-to-Know Act of 1986 requires the annual reporting of Emergency and Hazardous Chemical Inventories (Tier II reports) to the various states in which the Company operates and to file annual Toxic Chemical Release Inventory Forms with the EPA. Hudson believes that it is in compliance with these regulations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), establishes liability for clean-up costs and environmental damages to current and former facility owners and operators, as well as persons who transport or arrange for transportation of hazardous substances. Almost all states, including New York, have similar statutes regulating the handling and storage of hazardous substances, hazardous wastes and non-hazardous wastes. Many such statutes impose requirements, which are more stringent than their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and government entities, in some instances without any fault, for fines, remediation costs and environmental damage, as a result of the mishandling, release, or existence of any hazardous substances at any of its facilities.

The Occupational Safety and Health Act of 1970 mandates requirements for safe work places for employees and special procedures and measures for the handling of certain hazardous and toxic substances. State laws, in certain circumstances, mandate additional measures for facilities handling specified materials.

The Company believes that it is in substantial compliance with all material regulations. However, there can be no assurance that Hudson will be able, to comply with applicable laws, regulations and licensing requirements. Failure to comply could subject the Company to civil remedies, substantial fines, penalties, injunctions, or criminal sanctions.

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratories to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs three persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

The Company has approximately 115 full and part-time employees including air conditioning and refrigeration technicians, chemists, engineers, and sales and administrative personnel.

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

Item 2.  Description of Properties

The Company's headquarters are located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $74,000 through May 1999.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 for $700,000. Annual real estate taxes are approximately $24,000. The Company has entered into a three-year agreement, pursuant to which it leases 15,000 square feet of its Florida facility to an unaffiliated third party at a monthly rental of approximately $7,500. The lease agreement contains a 90-day cancellation provision.

The Company's Baton Rouge, Louisiana facility is located in a 20,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $54,000 pursuant to an agreement expiring in April 2000.

The Company's Rantoul, Illinois facility is located in a 29,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $ 78,000 pursuant to an agreement expiring in September 2002.

The Company's Charlotte, North Carolina facility is located in 12,000 foot building leased from an unaffiliated third party pursuant to an agreement, which expires in April 1998. Annual rent is approximately $41,000. The lease agreement contains an option to extend the lease period for an additional two-year period.

The Company's Sparks, Nevada facility is located in a 11,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $49,000 pursuant to an agreement expiring in September 1998, which agreement contains an option to extend the lease for an additional three year period.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $58,000 pursuant to an agreement expiring in April 1999.

The Company's Mesa, Arizona office facility of about 4,000 square feet is leased from an unaffiliated third party at an annual rental of approximately $41,000; pursuant to an agreement expiring in January 2000.

During January 1997, the Company entered into a commitment to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility for approximately $14,000 per month during the interim period.

Item 3. Legal Proceedings

During June 1995, United Water of New York Inc. ("United") alleged that it discovered that two of its wells within close proximity to the Company's facility showed elevated levels of refrigerant contamination, specifically trichlorofluoromethane (R-11). During June 1996, United notified the Company that it was seeking indemnification by the Company for costs incurred to date as well as costs expected to be incurred in connection with United taking remedial action. During July 1996, United threatened to institute legal action in the event that the Company declined to settle this matter.

During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that, in the opinion of DEC, the Company was the cause of the contamination of United's wells. The DEC letter states that it is not aware of the extent of the contamination or how the refrigerants entered the groundwater.

During December 1996, the Company and United entered into an interim settlement agreement which provided for (a) reimbursement ($84,000) of United's operating costs associated with certain wells through August 1996, (b) reimbursement, subject to a dollar cap of $12,650 per month, of United monthly operating costs for certain wells from September 1996 through April 1997, and (c) continued monitoring of R-11 refrigerant groundwater levels under and around the Company's facility. Under the agreement, United agreed not to commence legal action against the Company prior to May 1, 1997. Neither party waived their rights as a result of the interim agreement.

During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of levels of R-11 in United's wells. Since August 1997 the levels of R-11 in United's wells have remained substantially below the maximum contaminant level established by the State of New York. The levels of R-11 in some of the Company's monitoring wells remain above New York State's maximum containment level. In January 1998, the Company informed the DEC that it is prepared to install a remediation system at the Company's facility to remove any remaining R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation is estimated to be a range of approximately $80,000 to $100,000.

During December 1997, United Water alleged that it discovered levels of Dichlorodifluoromethane (R-12) in two of its wells within close proximity to the Company's facility, and has alleged that the Company is the source. Sampling by the Company of various monitoring wells installed around the Company's facilities have been taken on a monthly basis since August 1996 and have failed to detect any levels of R-12 in the groundwater under and around the Company's facility in excess of the maximum containment level established by the State of New York.

There can be no assurance that United will not commence legal action seeking damages and/or other relief, or that any legal action or settlement will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

In June 1997, an action was commenced against the Company in the 19th Judicial District Court, Parish East Baton Rouge, State of Louisiana, by a former salesperson and her spouse, who was terminated by the Company in 1996, alleging that the Company wrongfully terminated the employee, and is seeking unspecified damages. The Company is defending the action and caused the action to be removed to the Federal District Court. The Company believes the allegations in the complaint to be without merit. There can be no assurance that the Company will be successful in the defense in this action or that the matter ultimately be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

In March 1998, a complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed by Robert M. Segil, on behalf of himself and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The complaint alleges that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. The complaint seeks relief on behalf of persons purchasing common stock between August 8, 1995 and August 15, 1997. The Company believes that the allegations of wrongdoing alleged in the complaint are without merit and the Company intends to vigorously defend the claims brought against it. The Company has learned that a second complaint has been filed in the United States District Court for the Southern District of New York against the Company and certain individual defendants. The Company has not yet been served with that complaint. There can be no assurance that this action will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action will not have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiaries are subject to various claims from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock has traded since November 1, 1994 on the NASDAQ Small-Cap Market under the symbol 'HDSN'. Since September 20, 1995, the Common Stock has traded on the NASDAQ National Market. The following table sets forth, for the periods indicated the range of the high and low bid prices for the Common Stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

---------------------------------------------- ---------------- ---------------
                                                          High             Low
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
1996
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    First Quarter                                    $15 3/8          $10 1/4
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    Second Quarter                                   $13 1/2               $8
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    Third Quarter                                     $7 1/2           $6 3/8
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    Fourth Quarter                                    $8 5/8           $5 1/8
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------

---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
1997
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    First Quarter                                     $13 1/4          $5 3/8
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    Second Quarter                                    $11 7/8          $5 5/8
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    Third Quarter                                          $8          $5 1/4
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
 o    Fourth Quarter                                     $5 3/4          $2 7/8
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------

---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
1998
---------------------------------------------- ---------------- ---------------
---------------------------------------------- ---------------- ---------------
      First Quarter (through March 3, 1998)              $4 3/4              $3
---------------------------------------------- ---------------- ---------------


On March 3, 1998, the last sale price for the Common Stock as reported by the NASDAQ National Market was $4.1875 per share. The number of record holders of the Company's Common Stock was approximately 258 as of March 3, 1998. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of, refrigerants), regulatory and economic factors, increased competition, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, technological obsolescence and potential environmental liability. The Company's actual results may differ materially from the results discussed in any forward-looking statement.

Results of Operations

Year ended December 31, 1997 as compared to year ended December 31, 1996

Revenues for 1997 were $23,005,000, an increase of $3,434,000 or 18% from the $19,571,000 reported during the comparable 1996 period. The increase was primarily attributable to an increase in refrigerant sales.

Cost of sales for 1997 were $20,268,000, an increase of $6,122,000 or 43% from the $14,146,000 reported during the comparable 1996 period. As a percentage of sales, cost of sales were 88% of revenues for 1997, an increase from the 72% reported for the comparable 1996 period. The increase in both dollars and percentage of revenues in 1997 as compared to 1996 was primarily attributable to a higher volume of lower margin refrigerant sales, as compared to 1996 and the reduction of inventory carrying values in 1997 by $1,443,000 to net realizable value.

Operating expenses for 1997 were $16,453,000, an increase of $8,115,000 or 97% from the $8,338,000 reported during the comparable 1996 period. The increase was attributable to the recognition of a non cash, non recurring charge to operations for an impairment of its goodwill and intangible assets in the amount of $7,298,000, the Company's acquisitions of Environmental Support Solutions ("ESS") and GRR Co., Inc. ("GRR") and an increase in payroll and related expenses offset by the lack of a restructuring reserve in 1996.

Other income (expense) for 1997 were $614,000, an increase of $339,000 or 123% from the $275,000 reported during the comparable 1996 period. Other income (expense) includes interest expense of $726,000 and $462,000 for 1997 and 1996, respectively, offset primarily by other income of $112,000 and $144,000 for 1997 and 1996, respectively. The increase in interest expense is primarily attributed to an increase in borrowings during 1997 as compared to 1996. Other income primarily relates to sublease rental income.

Income taxes for 1997 were $1,958,000 as compared to the income tax benefit of $1,135,000 reported during the comparable 1996 period. In 1997, income taxes of $1,958,000 were attributed to the Company recognizing a non cash, non recurring valuation allowance primarily associated with the deferred tax asset acquired in the 1995 acquisition of Refrigerant Reclamation Corporation of America, Inc. ("RRCA") and a reserve allowance against the tax benefit for the current year losses. The tax benefit recognized in 1996 primarily relates to the Company's ability to carry back the 1996 losses to the 1995 tax year.

Net loss for 1997 was $16,288,000 an increase of $14,235,000 from the $2,053,000 net loss reported during the comparable 1996 period. The increase was attributable mainly to lower gross profits on refrigerant sales, the reduction of inventory values to net realizable value, an increase in operating expenses, and the recognition of a non cash, non recurring charge to operations for a revaluation of the Company's goodwill and intangible assets and deferred tax asset in the aggregate of $9,276,000.

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of approximately $1,439,000. A major component of current assets is inventory. The Company's ability to sell its inventory and the prices at which it can be sold is subject to current market conditions. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash provided by operating activities was $1,586,000 for 1997 compared with a net cash used in operating activities of $3,189,000 for the comparable 1996 period. Net cash provided by operating activities was attributable mainly to the reduction of inventories, an increase in accounts payable and accrued expenses, partially offset by an increase in net loss.

Net cash used in investing activities was $1,126,000 for 1997, compared with net cash used in operating activities of $3,396,000 for the prior comparable 1996 period. The decrease in net cash usage of $2,270,000 was attributable to the non-recurrence of the 1996 acquisitions and a reduction in equipment additions.

Net cash used by financing activities was $256,000 for 1997 and consisted mainly of issuance of common stock of $3,912,000 offset by retirement of debt of $4,168,000. Net cash provided by financing activities totaled $4,547,000 for 1996 and consisted mainly of proceeds of $5,300,000 from the issuance of convertible debt.

At December 31, 1997, the Company had cash and equivalents of $626,000.

During 1996, the Company obtained financing from two lending institutions which enabled it to rent an additional $1.7 million of equipment under terms of operating leases. Hudson utilized these facilities to acquire automated aerosol packaging equipment of approximately $1,000,000, ten refrigerant gas bulk-tank storage units of approximately $400,000, and other industrial equipment of $300,000. (See Note 11 to the Notes to the Consolidated Financial Statements).

On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. During 1996, the Company had repurchased 21,000 shares at an average price of $8.25 per share. No repurchases were made subsequently.

On June 18, and September 30, 1996, the Company issued Convertible Debentures (See Note 8 to the Notes to the Consolidated Financial Statements) with a combined face value of $5.3 million. These convertible debentures were retired or converted to common stock through January 1997.

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has obligations (as modified by a settlement during April 1996) totaling $236,000 at December 31, 1997 payable in periodic payments to bankruptcy creditors through July 2000.

On November 14, 1996, certain officers and stockholders of Hudson made unsecured loans in the principal amount of $678,000 to the Company; repayable upon receipt of proceeds from the mortgage, discussed below, or on subsequent demand. On January 29, 1997, the Company repaid the officer loans together with accrued interest outstanding (see "Certain Relationships and Related Party Transactions" and Note 8 to the Notes to the Consolidated Financial Statements).

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $688,000 at December 31, 1997 bears interest rate of 9.5% and is repayable over 20 years commencing February 1997 (See Note 8 to the Notes to the Consolidated Financial Statements).

During January 1997, in connection with the execution of various agreements with E.I. DuPont de Nemours ("DuPont"), the Company obtained additional equity funds of $3,500,000 from an affiliate of DuPont (see Note 10 to the Notes to the Consolidated Financial Statements). Proceeds were primarily utilized to retire debt.

During January 1997, the Company entered into a commitment to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility in the interim period.

During May 1997, certain officers of Hudson made unsecured loans in the aggregate principal amount of $585,000 to the Company. Such loans were due on demand and bore interest from 8% to 8.88% per annum. On August 12, 1997, the Company repaid the loans together with outstanding interest. (See "Certain Relationships and Related Transactions").

The Company has a bank line of credit of $3,000,000 with MTB Bank NA ('MTB'), which bears interest at a rate of prime plus 2%. At December 31, 1997, advances under the MTB line were $1,244,000. During 1998, MTB limited the Company's borrowings to only 85% of eligible trade accounts receivable. The agreement, which expired during August 1996, has been extended by both the Company and MTB Bank until April 30, 1998. Presently, the Company does not have significant availability under its line of credit and substantially all of the Company's assets are pledged as collateral to MTB. The Company has executed a commitment letter with a lender for an expanded bank credit facility. Failure to obtain additional financing would have a material adverse effect on the Company's financial condition and results of operations.

Acquisitions

In August 1995, the Company acquired RRCA. The purchase price was approximately $6,068,000, consisting of cash of $1,250,000, a promissory note in the principal amount of $750,000 repaid in December 1995 and 174,964 shares of common stock. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed were recorded at fair values, resulting in an excess of cost over assets acquired of approximately $4,000,000.

In April 1996, the Company acquired all the outstanding capital stock of ESS, a developer and provider of environmental software, training, and management services in consideration of $2,375,000, consisting of $700,000 in cash and promissory notes in the principal amount of $1,675,000 which were repaid during October 1996. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed were recorded at fair values, resulting in an excess of cost over assets acquired of approximately $800,000.

In June 1996, ESS acquired all the net assets, subject to liabilities, of E-Soft, Inc. ("E-Soft"), a developer and marketer of software programs related to hazardous material management, in consideration of a cash payment of $50,000 and 41,560 shares of common stock with the acquired assets and liabilities were recorded at fair values, resulting in an excess of cost over assets acquired of approximately $500,000.

In July 1996, the Company acquired all the outstanding common stock of GRR; a refrigerant reclamation and recovery company in consideration of 20,000 shares of the common stock resulting in an excess of cost over assets acquired of approximately $100,000. Concurrent with the acquisition, the Company purchased, for nominal consideration, all the net assets, subject to liabilities, of GRR.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of domestic virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources and on corresponding demand for reclaimed refrigerants. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

During January 1997, the Company entered into agreements with DuPont to market DuPont's SUVA(TM) refrigerants. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions; requirements of potential customers; non-recurring refrigerant sales and service; availability and price of refrigerant products (virgin or reclaimable); changes in reclamation technology and regulations, timing in introduction and/or retrofit of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations; and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. However, the second quarter of 1997 was adversely impacted, in part, to the unseasonably cool weather. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, and declining refrigerant prices have resulted in significant losses. There can be no assurance that the foregoing factors will not continue to result in a material adverse affect on the Company's financial position and significant losses.

Year 2000 Issue

The Company has assessed the potential issues associated with the year 2000 and believes that its cost to address such issues would not be material. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company.

Recent Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial position or results of operations. The Company is currently reviewing the effect of SFAS No. 131 but has of yet been unable to fully evaluate the impact, if any, it may have on future financial statements disclosures.

Item 7. Financial Statements

The financial statements appear in a separate section of this report following
Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III


Item 9.  Directors,  Executive Officers of the Registrant,
Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and officers of the Company:

----------------------------- ------ -------------------------------------------
            Name               Age                    Position
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Kevin J. Zugibe                 34   Chairman of the Board, President and
                                     Chief Executive Officer
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Thomas P. Zugibe                45   Executive Vice President and Director
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Stephen P. Mandracchia          38   Executive Vice President and Secretary
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Brian F. Coleman                36   Vice President and Chief Financial Officer
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Walter A. Phillips              45   Vice President of  Sales and Marketing
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Robert Johnson                  40   Vice President and Director
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Stephen J. Cole-Hatchard        40   Director
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Vincent Abbatecola              49   Director
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Otto C. Morch                   64   Director
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------
Dominic J. Monetta              54   Director
----------------------------- ------ -------------------------------------------
----------------------------- ------ -------------------------------------------

----------------------------- ------ -------------------------------------------


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

Thomas P. Zugibe has been a Vice President of the Company since its inception in 1991 and a director since April 1995. Mr. Zugibe is responsible for assuring compliance by the Company with laws and regulations pertaining to its operations. Prior to May 1995, he devoted only a portion of his business time to the affairs of the Company. Since that date, Mr. Zugibe has been employed by the Company on a full time basis. He has been engaged in the practice of law in the State of New York since 1980 and is on extended leave from the law firm of Ferraro, Zugibe, and Albrecht, Garnerville, New York.

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

Brian F. Coleman has been Vice President and Chief Financial Officer of the Company since May 1997. Prior to joining Hudson, Mr. Coleman was a Partner with BDO Seidman, LLP, the Company's independent auditors.

Walter A. Phillips has been Vice President of Sales and Marketing of the Company since October 1996. Prior to joining Hudson, Mr. Phillips was employed in various sales and marketing roles with York International.

Robert Johnson has been a director of the Company and Vice President since April 1996. Mr. Johnson founded and is President of Environmental Support Solutions, Inc., a company which develops and provides environmental software, training and consulting services, since March 1994. From February 1979 to March 1994, Mr. Johnson was an Operations Manager for the Arizona Region of Carrier Corporation's Building Systems Services.

Vincent P. Abbatecola has been a director of the Company since June 1994. Mr. Abbatecola is the owner of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971.

Otto C. Morch has been a director of the Company since March 1996. For more than the past five years Mr. Morch has been Senior Vice President, Commercial Banking at Provident Bank, and retired from that position in December 1997.

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

Stephen J. Cole-Hatchard has been a director since January 1993 and, until December 1997 was a Vice President and Treasurer of the Company. Mr. Cole-Hatchard is a member of the bar of the State of New York. From May 1984 to May 1995, Mr. Cole-Hatchard was employed as a detective with the Clarkstown, New York Police Department, Asset Forfeiture/Legal Division. From May 1995 to January 1996, he was on leave of absence form the Clarkstown Police Department and employed on a full time basis by the Company. In January 1996, Mr. Cole-Hatchard returned to the Clarkstown Police Department.

The Company has established a Stock Option Committee, which administers the Company's Stock Option Plan. The members of such Committee are Messrs. Abbatecola and Morch. The Company also has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The Audit Committee is comprised of Messrs. Abbatecola, Cole-Hatchard and Morch. During 1997, the Company established an Executive Committee for considering and determining the compensation of the Board of Directors, the President/CEO and Executive Vice President. The Executive Committee members are Messrs. Kevin and Thomas Zugibe, Monetta and Morch. During 1997, the Company also established a Safety Committee, to review, oversee and direct the implementation of the Company's Environmental, Health and Safety policies, plans and procedures. The Safety Committee consists of Messrs. Thomas Zugibe, Monetta and Johnson.

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

Hudson currently maintains directors and officers liability insurance for covered claims up to $2,000,000 in the aggregate.

Item 10. Executive Compensation

The following table discloses the compensation for the Company's Chief Executive Officer and each officer that earned over $100,000 during such years (the "Named Executives").


Summary Compensation                                                                           Long Term Compensation
Table                                                                                                  Awards
                                                                                               ----------------------
                                                                    Annual Compensation(1)      Securities Underlying
            Name                         Position            Year      Salary        Bonus             Options
            ----                         --------            ----      ------        -----      ---------------------
Kevin J. Zugibe                Chairman of the Board,        1997        $158,631         --        58,000 shares
                               President & Chief Operating   1996        $145,462         --              -
                               Officer                       1995        $113,076         --              -

Stephen P. Mandracchia         Executive Vice President      1997        $120,554         --        40,000 shares
                               and Secretary                 1996        $104,885         --             --
                                                             1995        $ 47,574         --             --

Thomas Zugibe                  Executive Vice President      1997        $120,169         --        40,000 shares
                                                             1996        $ 98,461         --             --
                                                             1995        $ 65,439         --             --

Stephen Spain (2)              Vice President                1997        $ 83,649         --             --
                                                             1996        $133,960         --        60,000 shares


Robert Johnson                 Vice President                1997        $ 81,956         --             --
                                                             1996        $133,289         --        60,000 shares

Walter A. Phillips             Vice President Sales & Mkt.   1997        $213,145         --        22,000 shares
                                                             1996        $ 30,046         --        25,000 shares


--------------------------
(1) The value of personal benefits furnished to the Named Executives, during 1995, 1996, and 1997 did not exceed 10% of their respective annual compensation.
(2) Mr. Spain resigned in December 1997.

The Company granted options to the Named Executives during the fiscal year ended December 31, 1997, as shown in the following table:

                                                    Number   of  % of Total
                                                    Securities   Options
                                                    Underlying   Granted  to
                                                    Options      Employees
Summary  of Stock Options                           Granted      in Fiscal
Granted to Executive Officers                                    year
                                                    ------------ ------------   Exercise or       Expiration
        Name                    Position              Shares       Percent    Base price ($/sh)       Date
        ----                    --------              ------       -------    -----------------       ----
Kevin J. Zugibe       President and Chief             40,000        15.4%           $4.47            11/2002
                      Executive Officer               18,000         7.0%           $3.85            12/2002

Thomas P. Zugibe      Executive Vice President        25,000         9.6%           $4.47            11/2002
                                                      15,000         5.8%           $3.85            12/2002

Stephen P.            Executive Vice President        25,000         9.6%           $4.47            11/2002
Mandracchia                                           15,000         5.8%           $3.85            12/2002



Walter A. Phillips    Vice President of Sales and     10,000         3.8%           $3.87            10/2002
                      Marketing                       12,000         4.6%           $3.50            12/2002


The following table sets forth information concerning the value of unexercised stock options held by Named Executives at December 31, 1997.

                                                                Number of Securities
                                                                     Underlying                   (1) Value of
                                                                 Unexercised Options          In-the-money Options
 Aggregated Fiscal Year End Option Values Table                 At December 31, 1997          At December 31, 1997
                                                                --------------------          --------------------
                                   Shares
                                Acquired on
            Name                  Exercise    Value Realized   Exercisable  Unexercisable   Exercisable   Unexercisable
            ----                -----------   --------------   -----------  -------------   -----------   -------------
Kevin J. Zugibe (2)                7,728          42,126          64,272        61,000           0              0
Chairman of the Board,
President & Chief
Operating Officer

Thomas P. Zugibe (2)               7,728          42,126          64,272        43,000           0              0
Executive Vice President

Stephen P. Mandracchia (2)         7,728          42,126          64,272        43,000           0              0
Executive Vice President
and Secretary

Walter  A. Phillips               10,000          48,075          29,700         7,300         $705          $1,095
Vice  President of Sales &
Marketing

-----------------------
(1) Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $3.625.
(2) Includes value as of date of exercise of 3,628 shares purchased at $5.50 per share, which shares are still held by the named individuals.

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

Employment Agreements

The Company has entered into a five-year employment agreement with Kevin J. Zugibe, which expires in May 1999 and is automatically renewable for successive terms. Pursuant to the agreement, effective January 1, 1998 Mr. Zugibe is receiving an annual base salary of $130,000 with such increases and bonuses as the Board may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

The Company has also entered into one-year employment agreements with Messrs. Thomas Zugibe and Mr. Stephen Mandracchia. Pursuant to these agreements these officers are receiving annual base salaries of $100,000. The agreements are automatically renewable for successive one-year terms.

The Company has entered into three-year employment contracts with Messrs. Johnson, Phillips, and Coleman which provide for annual base salaries of $80,000, $150,000 and $130,000, respectively, and are automatically renewable for successive one-year terms. Messrs. Phillips's contracts also provide for annual bonuses not to exceed $25,000, based on achievement of pre-determined annual goals.

Stock Option Plan

1994 Stock Option Plan

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

As of December 31, 1997, the Company granted options to purchase 725,000 shares of Common Stock under the Plan. Of such options, options to purchase 75,000 shares at an exercise price of $5.50 per share were granted to each of Kevin J. Zugibe, Stephen J. Cole-Hatchard, Stephen P. Mandracchia, Thomas P. Zugibe and Frederick T. Zugibe in 1994. Such options vest at the rate of 18,000 shares for each of four one-year periods beginning with the period ending October 31, 1994 and 3,000 shares for the period ending October 31, 1998. During 1994, the Company also granted options to purchase 10,000 shares to a former officer and 103,000 shares to other employees of the Company, exercisable at prices ranging from $5.00 to $5.625 per share. During 1995, the Company granted options for 19,000 shares, exercisable at prices ranging from $6.00 and $16.00 per share. During 1996, the Company granted options to purchase 208,600 shares, exercisable at prices ranging from $5.63 to $10.50 per share. During 1997, the Company granted options to purchase 22,900 shares, exercisable at prices ranging from $4.06 to $8.63 per share (also see Note 12 to the Notes to the Consolidated Financial Statements).

1997 Stock Option Plan

At the Company's 1996 Annual Meeting of the Shareholders, held July 25, 1997, the Shareholders approved the adoption of the 1997 Stock Option Plan (the "1997 Plan") pursuant to which 1,000,000 shares of Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs may be granted under the Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by a committee of the Board of Directors, which currently consists of Messrs. Abbatecola and Morch. The committee, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Plan will expire on June 11, 2007.

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

As of December 31, 1997, the Company granted options to purchase 237,100 shares of Common Stock under the 1997 Plan. Of such options, options to purchase 40,000, 25,000 and 25,000 shares at an exercise price of $4.47 per share were granted to, respectively, Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe. Such options vest as follows: 18,600 shares on 11/3/98, and the balance on 11/3/99. Additionally, options to purchase 18,000, 15,000 and 15,000 shares at an exercise price of $3.85 were granted to, respectively, Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe. The options issued to Kevin J. Zugibe vest as follows: 1,000 shares on 11/3/99 and 17,000 on 11/3/00. The options issued to Thomas P. Zugibe and Stephen P. Mandracchia vest on 11/3/99. During 1997, the Company also granted options to purchase 99,100 shares to certain officers and employees, exercisable at prices ranging from $3.50 to $4.06 per share (also see Note 12 to the Notes to the Consolidated Financial Statements).

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 3, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, except for Spain, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:



                                              Amount and
                                              Nature of              Percentage
                                              Beneficial             of Shares
Name and Address of Beneficial Owner (1)      Ownership (2)          Owned
----------------------------------------      -------------          ----------
Kevin J. Zugibe                                301,900  (3)            6.0%
Thomas P. Zugibe                               306,900  (3)            6.1%
Stephen P. Mandracchia                         295,300  (3)            5.8%
Stephen J. Cole-Hatchard                       281,000  (3)            5.5%
Walter A. Phillips                              29,700  (6)             *
Robert Johnson                                  28,500  (4)             *
Vincent Abbatecola                               2,600                  *
Otto C. Morch                                      600                  *
Dominic J. Monetta                               6,000                  *
Fredrick T. Zugibe                             282,400  (3)            5.6%
DuPont Chemical and Energy
Operations, Inc.                               500,000  (5)           10.0%
All directors and officers as a group
(13 persons)                                 1,277,000                25.5%

* = Less than 1%
----------

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 25 Torne Valley Road, Hillburn, New York 10931.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from the date hereof have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common stock beneficially owned by them.

(3) Includes 64,272 shares which may be purchased by the named person at $5.50 per share under an immediately exercisable option expiring in October 1999.

(4) Represents immediately exercisable options. Does not include Options to purchase 31,500 shares.

(5) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. ('DCEO') and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(6) Includes 15,000 immediately exercisable shares, which may be purchased by the named person at $5.625 per share under an immediately exercisable option expiring in October 2001. Also includes 10,000 shares which may be purchased by the named person at $4.06 per share under an immediately exercisable option expiring in October 2002. Also includes 4,700 shares which may be purchased by the named person at $3.50 per share under an immediately exercisable option expiring in December 2002.

Kevin J. Zugibe, Thomas P. Zugibe, Frederick T. Zugibe, Stephen Mandracchia and Stephen J. Cole-Hatchard may be deemed to be "parents" of the Company as such term is used under the Securities Act of 1933.

Item 12. Certain Relationships and Related Transactions

In November 1996, certain officers and stockholders of Hudson made unsecured loans, listed below, in aggregate principal amount of $678,000 to the Company; repayable upon receipt of proceeds from property mortgage or on subsequent demand. At December 31, 1997, all such loans were repaid:

(in thousands)
                                                 Initial           Outstanding
                                                   Loan              Balance
Lender                          Relationship      Amount           at 12/31/97
------                          ------------      ------           -----------
S Mandracchia                  Company Officer    $100                  $0
S Cole-Hatchard                Company Officer     100                   0
T Zugibe                       Company Officer     100                   0
K Zugibe                       Company Officer     100                   0
W Barron                       Company Officer      50                   0
                                                  ----                  --
                     Subtotal                      450                   0
                                                  ----                  --
Deerwood Partnership                 (1)           128                   0
D Cole-Hatchard                      (1)           100                   0
                                                  ----                  --
                        Total                     $678                  $0
                                                  ====                  ==

(1) Deerwood Partnership is a firm owned, in part, by T. Zugibe, S Cole-Hatchard and D Cole-Hatchard, the officer's mother.

Mr. Barron's note bore interest at an annual rate of 6%. Interest on the other notes bore interest at a rate of 8.75%. On January 29, 1997, the Company repaid the officer loans together with accrued interest outstanding.

In May 1997 certain officers of Hudson made unsecured loans of $585,000 to the Company which were repayable on demand. At December 31, 1997, all such loans were repaid:

(in thousands)
                                                Initial         Outstanding
                                                  Loan            Balance
Lender                   Relationship            Amount         at 12/31/97
------                   ------------            ------         -----------
S Mandracchia           Company Officer           $200              $ 0
K Zugibe                Company Officer           $385              $ 0

Interest on the notes bore interest at rates from 8.00% to 8.88%. On August 12, 1997, the Company repaid the officer loans together with accrued interest outstanding.

Item 13  Exhibits and Reports on Form 8-K.

(a)      Exhibits

3.1      Certificate of Incorporation and Amendment. (1)
3.2      Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3      Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4      By-Laws. (1)
10.1     Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2     Consulting Agreement with J.W. Barclay & Co., Inc. (1)
10.3     Stock Option Plan of the Company. (1)
10.4     Employment Agreement with Kevin J. Zugibe. (1)
10.5     Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.6     Agreement dated August 12, 1994 between the Company and PAACO International, Inc. (1)
10.7     Agreement  between the Company and James T. and Joan Cook for the purchase of premises
         3200 S.E. 14th Avenue,  Ft. Lauderdale, Florida. (1)
10.8     Agreement dated as of December 12, 1994, by and between the Company and James Spencer d/b/a CFC Reclamation. (2)
10.9     Employment agreement, dated December 12, 1994, between the Company and James Spencer. (2)
10.10    Agreement, dated July 25, 1995, between the Company and Refrigerant Reclamation Corporation of America. (3)
10.11    Employment Agreements with Thomas P. Zugibe, Stephen P. Mandracchia and Stephen J. Cole-Hatchard. (4)
10.12    Contract of Sale with ESS, Stephen Spain, Robert Johnson and the Company dated April 23, 1996(5)
10.13    Agreement dated June 14, 1996 between Environmental Support, Solutions, Inc. and E-Soft, Inc. (7)
10.14    Agreement dated July 24, 1996  between the Company and GRR Co., Inc. (7)
10.15    Agreements dated June 18, 1996 and September 30, 1996 between Cameron Capital and the Company (7)
10.16    Employment agreement, dated October 1, 1996, between the Company and Walter Phillips. (7)
10.17    Agreement dated February 4, 1997 between Wilson Art, Inc. and the Company for the purchase of 100 Brenner Drive, Congers, New York. (7)
10.18    Employment agreement, dated April 16, 1997, between the Company and Brian Coleman
10.19    Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the
         Company (6)
27       Financial Data Schedule

         -------------------------
(1)      Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-80279-NY)
(2)      Incorporated by reference to the Company's Report on Form 8-K dated December 12, 1994.
(3)      Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended June 30, 1995.
(4)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(5)      Incorporated by reference to the Company's Report on Form 8-K dated April 29, 1996.
(6)      Incorporated by reference to the Company Report in Form8-K dated January 29, 1997.
(7)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(b)      Reports on Form 8-K:

         During the quarter ended December 31, 1997, no report on Form 8-K was filed.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

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

               Signature                                            Title                                    Date
               ---------                                            -----                                    ----
/s/ Kevin J. Zugibe                       Chairman of the Board, President and Chief Executive        March 30, 1998
-----------------------------             Officer (Principal Executive Officer)
Kevin J. Zugibe

/s/ Thomas P. Zugibe                      Executive Vice President and Director                       March 30, 1998
-----------------------------
Thomas P. Zugibe

/s/ Stephen P. Mandracchia                Executive Vice President and Secretary                      March 30, 1998
-----------------------------
Stephen P. Mandracchia

/s/ Brian F. Coleman                      Vice President and Chief Financial Officer                  March 30, 1998
-----------------------------             (Principal Financial and Accounting Officer)
Brian F. Coleman

/s/ Robert Johnson                        Vice President and Director                                 March 30, 1998
-----------------------------
Robert Johnson

/s/ Stephen J. Cole-Hatchard              Director                                                    March 30, 1998
-----------------------------
Stephen J. Cole-Hatchard

/s/ Vincent Abbatecola                    Director                                                    March 30, 1998
-----------------------------
Vincent Abbatecola

/s/ Otto C. Morch                         Director                                                    March 30, 1998
-----------------------------
Otto C. Morch

/s/ Dominic J. Monetta                    Director                                                    March 30, 1998
-----------------------------
Dominic J. Monetta


                            Hudson Technologies, Inc.
                              Financial Statements

                                    Contents
-------------------------------------------------------------------------------


Report of Independent Certified Accountants                              24
Audited Financial Statements
o     Consolidated Balance Sheet                                         25
o     Consolidated Statements of Operations                              26
o     Consolidated Statements of Stockholders' Equity                    27
o     Consolidated Statements of Cash Flows                              28
o     Notes to the Consolidated Financial Statements                     29

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.
Hillburn, New York

    We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                             BDO Seidman, LLP
    Valhalla, New York
    February 27, 1998

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheet
                (Amounts in thousands, except for share amounts)
                                                                   December 31,
                                                                       1997
                                                                   ------------
Assets (Note 8)
Current assets:
     Cash and cash equivalents                                        $   626
     Trade accounts receivable - net (Note 4)                           1,737
     Inventories (Note 5)                                               3,755
     Income taxes receivable (Note 6)                                     167
     Prepaid expenses and other current assets                            185
                                                                      -------
          Total current assets                                          6,470

Property, plant and equipment, less accumulated
  depreciation (Note 7)                                                 5,939
Other assets                                                               95
                                                                      -------
          Total assets                                                $12,504
                                                                      =======

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                              $3,429
    Short-term debt (Note 8)                                            1,602
                                                                      -------
           Total current liabilities                                    5,031
Deferred income                                                            55
Long-term debt, less current maturities (Note 8)                        1,155
                                                                      -------
           Total liabilities                                            6,241
                                                                      -------

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 2, 8, 10, 12):
    Common stock, $0.01 par value; shares authorized 20,000,000;
       issued 5,086,820;and outstanding 5,065,820                          51
    Additional paid-in capital                                         22,683
    Accumulated deficit                                               (16,298)
                                                                     --------
                                                                        6,436
Less: Treasury stock, 21,000 shares at cost                              (173)
                                                                      -------
    Total Stockholders' equity                                          6,263
                                                                      -------

Total liabilities and Stockholders' equity                            $12,504
                                                                      =======


        See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)


                                                                  For the year ended December 31,
                                                                  -------------------------------
                                                                        1997           1996
                                                                      -------        -------
Revenues                                                              $23,005        $19,571
Cost of sales                                                          18,825         14,146
Inventory write down to net realizable value (Note 5)                   1,443             --
                                                                      -------        -------
      Gross Profit                                                      2,737          5,425

Operating expenses:
     Selling and marketing                                              1,720          1,448
     General and administrative                                         5,910          4,480
     Depreciation and amortization                                      1,525          1,077
     Write-off of intangible assets (Note 2)                            7,298             --
     Restructuring charge (Note 9)                                         --          1,333
                                                                      -------        -------
          Total operating expenses                                     16,453          8,338
                                                                      -------        -------

Operating loss                                                        (13,716)        (2,913)

Other income (expense):
     Interest income                                                       --             43
     Interest expense                                                    (726)          (462)
     Other income (Note 3)                                                112            144
                                                                      -------        -------
          Total other (expense)                                          (614)          (275)
                                                                      -------        -------

Loss before income taxes (benefit)                                    (14,330)        (3,188)

Income taxes (benefit) (Note 6)                                         1,958         (1,135)
                                                                      -------        -------

Net loss                                                             $(16,288)       $(2,053)
                                                                     ========        =======

Net loss per common share - basic                                      $(3.26)       $ (0.47)
                                                                     ========        =======
Weighted average number of shares
  outstanding (Note 1)                                              5,003,343      4,349,495
                                                                    =========      =========

        See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Consolidated Statements of Stockholders' Equity

                (Amounts in thousands, except for share amounts)

                                                          Common Stock                       Additional       Retained
                                                      --------------------      Treasury       Paid-in        earnings
                                                        Shares     Amount         Stock        Capital        (deficit)     Total
                                                      ---------   --------      --------     ----------      ----------   --------
Balance at December 31, 1995                          4,242,435       $42          $ -        $18,252          $2,043     $20,337
----------------------------                          ---------       ---          ----       -------          ------     -------

Issuance of common stock in connection with
  warrant redemption                                     66,500         1             -           230               -         231
Issuance of common stock in connection with
  acquisitions                                           61,560         1             -           527               -         528
Purchase of treasury stock                                              -          (173)             -              -        (173)
Redemption costs of convertible notes                        -          -             -          (492)              -        (492)
Net loss                                                     -          -             -             -         (2,053)      (2,053)
                                                      ---------       ---      --------       -------         -------     -------

Balance at December 31, 1996                          4,370,495        44          (173)       18,517            (10)      18,378
----------------------------                          ---------       ---      --------       -------         -------     -------

Conversion of convertible
  notes                                                 133,085         1            --           624              --         625
Redemption costs of convertible notes                        --        --            --          (364)             --        (364)
Issuance of common stock - net                          500,000         5            --         3,455              --       3,460
Issuance of common stock
   in connection with exercise of
    stock options                                        83,240         1             -           451               -         452
Net loss                                                     --        --            --            --        (16,288)     (16,288)
----------------------------                          ---------       ---      --------       -------       ---------     -------

Balance at December 31, 1997                          5,086,820  $     51         $(173)       $22,683      $(16,298)     $ 6,263
----------------------------                          =========  ========       =======       ========      =========     =======


        See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                                               For the year ended December 31,
                                                                               -------------------------------
                                                                                     1997         1996
                                                                                     ----         ----
Cash flows from operating activities:
Net loss                                                                          $(16,288)     $(2,053)
Adjustments to reconcile net loss
   to cash provided  (used) by operating activities:
     Depreciation and amortization                                                   1,525        1,077
     Allowance for doubtful accounts                                                   255          534
     Deferred income taxes                                                           1,978         (293)
     Write-off of intangible assets                                                  7,298           --
     Changes in assets and liabilities:
        Trade receivables                                                              484         (467)
        Inventories                                                                  5,307       (3,718)
        Income taxes receivable                                                        763         (930)
        Prepaid and other current assets                                               (44)         803
        Other assets                                                                    34           39
        Accounts payable and accrued expenses                                          667        1,371
        Deferred income                                                                (16)          71
        Reserve for restructuring                                                     (377)         377
                                                                                  --------      -------
        Cash provided (used) by operating activities                                 1,586       (3,189)
                                                                                  --------      -------
Cash flows from investing activities:
Proceeds from sales of marketable securities                                            --        1,100
Additions to property, plant, and equipment                                         (1,126)      (2,026)
Acquisitions accounted for as purchases                                                 --       (2,470)
                                                                                   -------      -------
          Cash used by investing activities                                         (1,126)      (3,396)
                                                                                   -------      -------
Cash flows from financing activities:
Proceeds from redemption of warrants                                                     -          231
Proceeds from issuance of common stock - net                                         3,912            -
Proceeds (payment) from loans to officers and stockholders                            (202)         202
Proceeds from short-term convertible debt issues                                         -        5,300
Proceeds from long-term debt                                                             -          700
Repayment of short-term debt                                                          (453)      (1,221)
Redemption of convertible debt                                                      (2,789)        (492)
Repayment of  long-term debt                                                          (724)          --
Purchase of  treasury stock                                                             --         (173)
                                                                                   -------      -------
          Cash  provided (used) by financing activities                               (256)       4,547
                                                                                   -------      -------
    Increase (decrease) in cash and cash equivalents                                   204       (2,038)
     Cash and equivalents at beginning of period                                       422        2,460
                                                                                   -------      -------
          Cash and equivalents at end of period                                       $626      $   422
                                                                                   =======      =======

-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                           $  726      $   313
     Cash paid during period for income taxes                                       $   --      $    --
Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock for acquisitions                                                  $   528
                                                                                    $   --
     Conversion of debt to common stock                                             $  625      $    --
See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
Note 1-  Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), sells refrigerants and provides refrigerant management services, consisting primarily of recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems, as well as RefrigerantSide(TM) services, through which the Company performs decontamination to remove moisture, oils and other contaminants in such systems. The Company operates through its wholly owned subsidiaries Hudson Technologies Company and Environmental Support Solutions, Inc. ("ESS").

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries HTI Holdings, Inc., Hudson Technologies Company and ESS.

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 1997, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 1997.

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

    During 1997, one customer accounted for 11% of revenues.

Revenues and cost of sales

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

Goodwill and intangible assets

Goodwill was amortized over 25 years using the straight-line method. Other intangible assets consisting primarily of patents or acquired contract rights were amortized on a straight-line basis over the remaining life of the patent.

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

     During the fourth quarter of 1997, the Company recognized an impairment charge for its goodwill and intangible assets (See Note 2 to the Consolidated Financial Statements).


Income taxes

Hudson utilizes the assets and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

   During the fourth quarter of 1997, the Company recorded a valuation allowance against its deferred tax asset (See Note 6 to the Consolidated Financial Statements).

Treasury stock

Common stock, acquired by the Company under a repurchase program authorized by the Board of Directors on May 10, 1996, is carried at acquisition cost (market price at acquisition date).

Loss per common shares

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share", which replaced the presentation of primary earnings per share ("EPS"), with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS No. 128 in 1997. The 1996 loss per share has been restated to conform to SFAS No. 128. Loss per common share (Basic) is computed on the weighed average number of shares, less treasury stock. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

Recent accounting pronouncements

SFAS No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

     Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial position or results of operations. The Company is currently reviewing the effect of SFAS No. 131 but has as yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

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

Note 2 - Acquisitions and Impairment Charge

On August 15, 1995, the Company acquired Refrigerant Reclamation Corporation of America ("RRCA"). The purchase price was approximately $6,068,000, which consisted of cash of $1,250,000, a note of $750,000 paid during December 1995, and 174,964 shares of the Company's common stock. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $4,000,000. Results of RRCA's operations have been included in the Company's consolidated financial statements from the date of acquisition.

    On April 23, 1996, the Company acquired all the outstanding capital stock of ESS, a Mesa, Arizona developer and provider of environmental software, training, and management services. The capital stock of ESS was purchased for $2,375,000, which consisted of cash of $700,000 and notes of $1,675,000 paid during October 1996. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $800,000. Results of ESS's operations have been included in the Company's consolidated financial statements from the date of acquisition.

    On June 14, 1996, ESS acquired all the net assets, subject to liabilities, of E-Soft, Inc. ("E-Soft"), a Georgia-based developer and marketer of software programs related to hazardous material management, in exchange for a cash payment of $50,000 and 41,560 unregistered shares of the Company's stock. E-Soft acquired assets and liabilities were recorded at fair values, resulting in an excess of cost over assets acquired of approximately $500,000. Subsequent to the acquisition, all E-Soft assets and activities were relocated to ESS headquarters in Arizona.

    On July 24, 1996, the Company acquired all the outstanding common stock of GRR Co., Inc. d.b.a. Golden Refrigerants ("Golden"), a refrigerant reclamation and recovery company located in Punta Gorda, Florida, in exchange for 20,000 unregistered shares of the Company's stock with a valuation of $100,000 at the transaction date. Concurrent with the acquisition, the Company purchased, for nominal consideration, all the net assets, subject to liabilities, of Golden, and dissolved GRR Co., Inc.

    The 1996 acquisitions were not considered material to the Company's operations and as such, no pro forma information has been presented.

     The Company's intangible assets are primarily related to the acquisitions associated with refrigerant sales and its software products. The Company considers continued operating losses or significant long term business changes to be its primary indicators of potential impairment. An impairment is recognized when the future undiscounted cash flows are estimated to be insufficient to recover the related carrying value of the asset. As a result, during the fourth quarter of 1997, the Company recognized a non cash, non recurring charge to operations for the write-off of recorded goodwill and intangible assets primarily associated with its 1995 and 1996 acquisitions in the amount of $7,298,000.

Note 3 - Other income

Other income of $112,000 and $144,000 for the year ended December 31, 1997, and 1996, respectively, consisted mainly of sublease rental income from the Company's Ft. Lauderdale facility.

Note 4- Trade receivables - net
Trade accounts receivable include reserves for doubtful accounts of $283,000 at December 31, 1997.

Note 5 - Inventories
Inventories consisted of the following:

December 31, (in thousands)                     1997
                                               ------
Refrigerant and cylinders                      $1,604
Packaged refrigerants                           2,103
Other                                              48
                                               ------
Total                                          $3,755
                                               ------

During January 1997, the Company entered into several agreements, with E.I. DuPont de Nemours and Company ("DuPont") to market DuPont's SUVA(TM) refrigerants. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont (see Note 10 to the Notes to Consolidated Financial Statements).

     During 1997, the Company recognized a reduction of inventory carrying values to net realizable value in the aggregate of $1,443,000.

Note 6 - Income taxes

Elements of income tax expense (benefit) for the years 1997 and 1996 are as follows:

Year ended December 31,
 (in thousands)                    1997        1996
                                   ----        ----
Provision (benefit) for
income tax
Current payable:
 - Federal                       $  (20)     $ (753)
 - State                             --        ( 89)
                                -------     -------
Subtotal                            (20)       (842)
                                -------     -------
Deferred:-
 - Federal                        1,778       ( 262)
 - State                            200         (31)
                                -------     -------
Subtotal                          1,978        (293)
                                -------     -------
Total                            $1,958     $(1,135)
                                -------     -------

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Year ended December 31,
 (in percents)                         1997      1996
                                       ----      ----
Income tax rates
 - Statutory U.S. Federal rate        (34%)     (34%)
 - States, net U.S. benefits           (4%)      (4%)
 - Permanent differences               23%        2%
 - Valuation allowance                 29%         --
                                      ----      -----
Total                                  14%      (36%)
                                      ====      =====

RRCA, acquired during 1995 as a subsidiary of the Company, has available net operating loss carryforwards ('NOL') expiring through 2010 of approximately $5,000,000 subject to annual limitations of approximately $400,000. During 1996, the Company recorded a deferred tax asset of approximately $1,800,000 and reduced goodwill an equivalent amount.

     During the fourth quarter of 1997, the Company recognized a non cash, non recurring valuation allowance primarily associated with the deferred tax asset acquired in the RRCA acquisition.

     As of December 31, 1997, the Company has net operating loss carryforwards of approximately $10,700,000 for which a 100% valuation allowance has been recognized. Approximately $5,000,000 of the net operating loss carryforwards is subject to annual limitations of $400,000.

Elements of deferred income tax assets (liabilities) are as follows:

Year ended December 31,
 (in thousands)                                    1997
                                                   ----
Deferred tax assets (liabilities)
 - Depreciation & amortization                  $ (117)
 - Reserves for doubtful accounts                  108
 - NOL                                           4,100
 - NOL valuation allowance                      (4,100)
 - Other                                             9
                                                ------
Total                                           $   --
                                                ------

Note 7 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,
 (in thousands)                                 1997
                                              -------
Property, plant, & equipment
 - Land                                         $335
 - Buildings & improvements                      748
 - Equipment                                   4,628
 - Equipment under capital lease               1,084
 - Furniture & fixtures                          191
 - Leasehold improvements                        754
 - Equipment under construction                  909
                                             -------
subtotal                                       8,649
Accumulated depreciation &
amortization                                  (2,710)
                                             -------
 Total                                        $5,939
                                             -------

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

Year ended December 31,                          1997
 (in thousands)                                  ----
Short-term & long-term debt
Short-term debt
 - Bank credit line                            $1,244
 - Long-term debt: current                        358
                                               ------
Short-term debt                                $1,602
                                               ------
Long-term debt
 - Mortgage payable                            $  688
 - Capital lease obligations                      589
 - RRCA priority claims                           236
 - Less: current maturities                      (358)
                                               ------
Long-term debt                                 $1,155
                                               ------
Total                                          $2,757
                                               ------

Bank credit line

At December 31, 1997, the Company had a bank line of credit of $3,000,000 with MTB Bank NA ('MTB'), which bore interest at prime plus 2% and expires on April 30, 1998. During 1998, MTB limited the Company's borrowings to 85% of eligible trade accounts receivable.

    Under the MTB agreement, substantially all the Company's assets are pledged as collateral for Hudson obligations to MTB.

Mortgage payable

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. At December 31, 1997, the mortgage bears interest at a rate of 9.5% and repayable over 20 years commencing February 1997.

RRCA Priority Claims

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has unsecured obligations (as modified by a settlement during April 1996) totaling $236,000 at December 31, 1997 payable in periodic payments to bankruptcy creditors through July 2000.

Note payable

In connection with its bankruptcy reorganization of June 1994, prior to its acquisition by Hudson, RRCA had issued a secured promissory Note in principal amount of $1.0 million due August 15, 1997 to James J. Todack ("Todack"), a supplier to RRCA. During April 1996, RRCA and Todack rescheduled the remaining debt providing for a payment ($100,000) and the sum of $800,000 payable in sixteen equal monthly installments of principal and interest of 7% and a final payment was made in August 1997.

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

    The debentures convert at an average rate of the lesser of $14 or 85% of average common stock bid price; as defined in the agreements. The aforementioned warrants were deemed to have minimal value.

    Convertible notes issued during 1996 were recorded at face value with interest expense calculated at an implicit interest rate of 7% applied to the outstanding balance. In 1996, to avoid significant dilution, the Company chose to redeem certain portions of the convertible notes, rather than allow the debt to convert to common stock. As a result, the excess of the redemption cost over the debt amount paid in connection with the retirement of the debt has been charged to stockholders' equity.

    On January 29, 1997, the Company redeemed $625,000 note principal balance in exchange for 133,085 shares of common stock. Concurrently, the Company retired $2,425,000 note principal balances in exchange for a cash payment of $2,788,750. In order to limit the dilutive effect of conversion rights of the debentures, the Company exercised its option to redeem the debt rather than allow conversion. The excess of the redemption costs over the debt amount repaid was charged to stockholder's equity.

Stockholder loans

On November 14, 1996, certain officers and stockholders of Hudson granted unsecured loans of $678,000 to the Company; repayable upon receipt of proceeds from property mortgage or on subsequent demand.

    Notes bore interest at annual rates ranging from 6% to 8.75%.

    On January 29, 1997, the Company retired the officer loans and accrued interest outstanding.

    During May 1997, certain officers and stockholders of Hudson granted unsecured loans in the aggregate of $585,000 to the Company. Such loans were due on demand and bore interest from 8% to 8.88%. On August 12, 1997 the Company repaid the officers loans and outstanding interest.

Scheduled maturities of the Company's debts and capital lease obligations are as follows:

(in thousands)
Debts
Years ended December 31,                        Amount
------------------------                        ------
 - 1998                                         $1,602
 - 1999                                            351
 - 2000                                            157
 - 2001                                             21
 - 2002                                             20
 -  Thereafter                                     606
                                                ------
Total                                           $2,757
                                                ======
The Company rents certain equipment with a net book value of about $576,000 for leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

(in thousands)
Scheduled Capital lease payments
Years ended December 31,                        Amount
------------------------                        ------
 - 1998                                           $213
 - 1999                                            231
 - 2000                                            142
 - 2001                                              3
                                                  ----
Total                                             $589
                                                  ====

Average short-term debt for the year ended December 31, 1997 totaled $ 3,640,000 with a weighted average interest rate of approximately 10.5%.

Note 9 - Restructuring reserves

During the second quarter 1996, the Company established a reserve for restructuring totaling $1,333,000, for the purposes of consolidating the Company's activities, relocating the Company's facilities and primary reclamation center, and to consolidate product offerings.

Note 10 - Stockholders' equity

On March 24, 1995, the Company sold 153,846 redeemable common stock warrants at $3.25 per warrant realizing proceeds of $500,000. The warrants, exercisable at $6.25 per share until October 31, 1999, are redeemable by the Company as set forth in the agreement. As of December 31, 1997, no warrants were exercised.

    On August 19, 1995, the Company issued 174,964 shares of common stock in connection with the acquisition of RRCA (see Note 2 to the Consolidated Financial Statements).

    On September 15, 1995, the Company called for redemption of warrants pursuant to its initial public offering and overallotment option. A total of 1,530,139 shares of common stock were issued in connection with this redemption through December 31, 1995; with the Company realizing net proceeds of approximately $9,200,000. An additional 66,500 shares were issued in connection with this redemption during 1996; with the Company realizing net proceeds of approximately $231,000.

    On June 14, 1996, the Company issued 41,560 unregistered shares in connection with ESS's acquisition of E-Soft (see Note 2 to the Consolidated Financial Statements).

    On July 24, 1996, the Company issued 20,000 unregistered shares in connection with its acquisition of GRR Co, Inc. (see Note 2 to the Consolidated Financial Statements).

    On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. In 1996, the Company had repurchased 21,000 shares at an average price of $8.25 per share. No shares were purchased in 1997.

    On January 29, 1997, the Company entered into a Stock Purchase Agreement with DuPont and DuPont Chemical and Energy Operations, Inc. ("DCEO") pursuant to which the Company issued to DCEO 500,000 shares of Common Stock in consideration of $3,500,000 in cash. Simultaneous with the execution of the Stock Purchase Agreement, the parties entered into a Standstill Agreement, Shareholders' Agreement and Registration Agreement.

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

      During January 1997, certain then outstanding convertible debentures were converted into 133,085 shares of common stock (See Note 8 to the Consolidated Financial Statements).

     During 1997, certain officers and other stock option holders exercised options to purchase an aggregate of 83,240 shares of common stock. The Company received proceeds of approximately $452,000.

Note 11 - Commitments and contingencies

Rents, operating leases and contingent income

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through the year 2002. In addition, the Company subleases a portion of its owned Ft. Lauderdale facility to a third party.

Properties

The Company's headquarters are located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of about $74,000 through May 1999.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996. Annual real estate taxes are approximately $24,000. The Company has entered into a three-year agreement, pursuant to which it leases 15,000 square feet of its Florida facility to an unaffiliated third party at a monthly rental of $7,500. The agreement contains a 90-day cancellation provision.

The Company's Baton Rouge, Louisiana facility is located in a 20,000 square foot building which is leased from an unaffiliated third party at an annual rental of approximately $54,000 pursuant to an agreement expiring in April 2000.

The Company's Rantoul, Illinois facility is located in a 23,000 square foot building which is leased from an unaffiliated third party at an annual rental of approximately $78,000 pursuant to an agreement expiring in September 2002.

The Company's Charlotte, North Carolina facility is located in 12,000 square foot building which is leased from an unaffiliated third party pursuant to an agreement which expires in April 1998. Annual rent is approximately $41,000.

The Company's Sparks, Nevada facility is located in a 11,000 square foot building which is leased from an unaffiliated third party at an annual rental of approximately $49,000 pursuant to an agreement expiring in September 1998.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $58,000 pursuant to an agreement expiring in April 1999.

The Company's Mesa, Arizona office facility of about 4,000 square feet is leased from an unaffiliated third party at an annual rental of approximately $41,000; pursuant to an agreement expiring in January 2000.

During January 1997, the Company entered into a commitment to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility for approximately $14,000 per month during the interim period.

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the year ended 1997 and 1996 totaled approximately $888,000 and $762,000, respectively.

Future commitments under operating leases, are summarized as follows:

(in thousands)
Rent expense
Years ended December 31,                        Amount
------------------------                        ------
 - 1998                                      $     911
 - 1999                                            626
 - 2000                                            423
  -2001                                            386
  -2002                                             71
                                             ---------
Total                                        $   2,417
                                             =========

Legal Proceedings

During June 1995, United Water of New York Inc. ("United") alleged that it discovered that two of its wells within close proximity to the Company's facility showed elevated levels of refrigerant contamination, specifically trichlorofluoromethane (R-11). During June 1996, United notified the Company that it was seeking indemnification by the Company for costs incurred to date as well as costs expected to be incurred in connection with United taking remedial action. During July 1996, United threatened to institute legal action in the event that the Company declined to settle this matter.

      During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that, in the opinion of DEC, the Company was the cause of the contamination of United's wells. The DEC letter states that it is not aware of the extent of the contamination or how the refrigerants entered the groundwater.

      During December 1996, the Company and United entered into an interim settlement agreement which provided for (a) reimbursement ($84,000) of United's operating costs associated with certain wells through August 1996, (b) reimbursement, subject to a dollar cap of $12,650 per month, of United monthly operating costs for certain wells from September 1996 through April 1997, and
(c) continued monitoring of R-11 refrigerant groundwater levels under and around the Company's facility. Under the agreement, United agreed not to commence legal action against the Company prior to May 1, 1997. Neither party waived their rights as a result of the interim agreement.

         During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of levels of R-11 in United's wells. Since August 1997 the levels of R-11 in United's wells have remained substantially below the maximum contaminant level established by the State of New York. The levels of R-11 in some of the Company's monitoring wells remain above New York State's maximum contaminant level. In January 1998, the Company informed the DEC that it is prepared to install a remediation system at the Company's facility to remove any remaining R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation is estimated to be a range of approximately $80,000 to $100,000 for which a reserve has been recognized.

         During December 1997, United Water alleged that it discovered levels of Dichlorodifluoromethane (R-12) in two of its wells within close proximity to the Company's facility, and has alleged that the Company is the source. Sampling by the Company of various monitoring wells installed around the Company's facilities have been taken on a monthly basis since August 1996 and have failed to detect any levels of R-12 in the groundwater under and around the Company's facility in excess of the maximum contaminant level established by the State of New York.

         There can be no assurance that United will not commence legal action seeking damages and/or other relief, or that any legal action or settlement will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

         In June 1997, an action was commenced against the Company in the 19th Judicial District Court, Parish East Baton Rouge, State of Louisiana, by a former salesperson and her spouse, who was terminated by the Company in 1996, alleging that the Company wrongfully terminated the employee, and is seeking unspecified damages. The Company is defending the action and caused the action to be removed to the Federal District Court. The Company believes the allegations in the complaint to be without merit. There can be no assurance that the Company will be successful in the defense in this action or that the matter ultimately will be resolved in a manner favorable to the Company or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

         In March 1998, a complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed by Robert M. Segil, on behalf of himself and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The complaint alleges that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. The complaint seeks relief on behalf of persons purchasing common stock between August 8, 1995 and August 15, 1997. The Company believes that the allegations of wrongdoing alleged in the complaint are without merit and the Company intends to vigorously defend the claims brought against it. The Company has learned that a second complaint has been filed in the United States District Court for the Southern District of New York against the Company and certain individual defendants. The Company has not yet been served with that complaint. There can be no assurance that this action will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action will not have a material adverse effect on the Company's financial condition and results of operations.

         The Company and its subsidiaries are subject to various other claims from both private and governmental parties arising from the ordinary course of business; none of which are material.

Employment agreements

The Company has entered into six multi-year employment agreements expiring by 2000 with officers of the Company, which provide for aggregate annual base salaries totaling $694,000.

Note 12 - Stock Option Plan

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

    Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan (" 1997 Plan") pursuant to which 1,000,000 shares of common stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless sooner terminated, the 1997 Plan will expire on June 11, 2007.

    ISOs granted under the 1997 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Non-qualified options granted under the 1997 Plan may not be granted at a price less than 85% of the market value of the Common Stock on the date of grant. Options granted under the 1997 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

     All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

     The Company applies APB Opinion 25, 'Accounting for Stock Issued to Employees', and related Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

     SFAS No.123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants since 1995.

Years ended December 31,
Assumptions                           1997        1996
------------------------             -----       -----
     Dividend Yield                  %   0         % 0
     Risk free interest rate             6           6
     Expected volatility              46.5        79.7
     Expected lives                      5           5

Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

(In thousands, except per share amounts)
Years ended December 31,
Pro forma results                        1997         1996
-----------------                        ----         ----
Net loss:
   As reported                         $(16,288)     $(2,053)
   Pro forma                           $(16,977)     $(2,719)
Loss per common share-basic
   As reported                           $(3.26)      $(0.47)
   Pro forma                             $(3.39)      $(0.63)

A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996 and changes for the years ending on those dates is presented below:

                                                Weighted
                                     Shares      Average
                                                Exercise
Stock Option Plan Grants                           Price
------------------------            -------      -------
Outstanding at December 31, 1995    514,000     $   6.16
--------------------------------    -------     --------
      Granted                       221,600         9.12
      Exercised                           -            -
      Forfeited                     (17,000)       11.90
Outstanding at December 31, 1996    718,600         6.94
--------------------------------  ---------     --------
      Granted                       260,000         4.21
      Exercised                     (83,240)        5.43
      Forfeited                     (16,500)        7.13
                                   --------     --------
Outstanding at December 31, 1997    878,860     $   6.03
--------------------------------   -=======     ========

Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 1997, and 1996 is shown below:

Options Exercisable
                          Year ended        Year ended
                         December 31,      December 31,
                             1997              1996
                         ------------      ------------
Options exercisable
at year-end                619,060           505,300
                           -------           -------

Weighted average
exercise price                5.91             $6.10
                           -------           -------

Weighted average
fair value of
options granted
during the                   $1.89             $5.66
year                       -------           -------

                    Options Exercisable at December 31, 1997

                                             Weighted
                                             -average
                          Number             Exercise
Range of Prices         Outstanding           Price
---------------         -----------          --------
$4 to $10                 553,060            $ 5.28
$10 to $16                 66,000            $11.21
                          -------
$4 to $16                 619,060            $ 5.91
                          =======

The following table summarizes information about stock options outstanding at December 31, 1997:


                    Options Outstanding At December 31, 1997

                                  Weighted-
                                   average      Weighted
                                  Remaining     -average
Range of             Number      Contractual    Exercise
Prices            Outstanding       Life         Price
--------          -----------    -----------    ---------
$4 to $10             730,860     3.0 years      $ 5.06
$10 to $16            148,000     3.3 years      $10.82
                      -------
$4 to $16             878,860     3.1 years      $ 6.03
                      =======

During the initial phase-in period of SFAS 123, the effects on the pro-forma results are not likely to be representative of the effects on pro-forma results in future years since options vest over several years and additional awards could be made each year.