Form 10QSB
period 1998-03-31
HUDSON TECHNOLOGIES INC /NY
filed 1998-05-11
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412
                              ---------------------
                            Hudson Technologies, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

         New York                                             13-3641539
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                          Identification number)

25 Torne Valley Road
Hillburn, New York                                                     10931
----------------------------------------                            ----------
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
                                          YES   X    NO
                                              -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common stock, $0.01 par value                           5,065,820 shares
------------------------------                   -----------------------------
          Class                                  Outstanding at March 31, 1998

================================================================================

                            Hudson Technologies, Inc.
                                      Index


Part I.     Financial Information                                    Page Number

            Item 1
                     Consolidated Balance Sheets                           2
                     Consolidated Statements of Operations                 3
                     Consolidated Statements of Cash flows                 4
                     Notes to the Consolidated Financial statements        5

            Item 2
                     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations          8

Part II.    Other information

                     Item 1.- Legal proceedings                           11
                     Item 2.- Changes in Securities and Use of Proceeds   12
                     Item 6.- Exhibits and Reports on Form 8-K            12

Signatures                                                                13

                         Part I - Financial Information

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
                (Amounts in thousands, except for share amounts)



                                                                                      March 31, 1998     December 31, 1997
                                                                                      --------------     -----------------
                                                                                        (unaudited)
        Assets
        Current assets:
             Cash and cash equivalents                                                       $553               $626
             Trade accounts receivable; net of allowance
                   for doubtful accounts of $309,000 and $283,000`                          4,419              1,737
             Inventories                                                                    1,659              3,755
             Income taxes receivable                                                          167                167
             Prepaid expenses and other current assets                                        316                185
                                                                                          -------            -------
                  Total current assets                                                      7,114              6,470

        Property, plant and equipment, less accumulated depreciation                        5,775              5,939
        Other assets                                                                           92                 95
                                                                                          -------            -------
             Total assets                                                                 $12,981            $12,504
                                                                                          =======            =======

        Liabilities and Stockholders' Equity
        Current liabilities:
             Accounts payable and accrued expenses                                         $3,888             $3,429
             Short term debt                                                                1,654              1,602
                                                                                          -------            -------
                  Total current liabilities                                                 5,542              5,031
        Deferred income                                                                        50                 55
        Long-term debt, less current maturities                                             1,071              1,155
                                                                                          -------            -------
             Total liabilities                                                              6,663              6,241
                                                                                          -------            -------
        Commitments and contingencies

        Stockholders' equity
             Common stock, $0.01 par value; shares authorized 20,000,000;
                  issued 5,086,820 and  outstanding 5,065,820                                  51                 51
             Additional paid-in capital                                                    22,683             22,683
             Accumulated deficit                                                          (16,243)           (16,298)
                                                                                          -------            -------
                                                                                            6,491              6,436
             Less: Treasury stock, 21,000 shares at cost                                     (173)              (173)
                                                                                          -------            -------
                  Total Stockholders' equity                                                6,318              6,263
                                                                                          -------            -------
             Total liabilities and Stockholders' equity                                   $12,981            $12,504
                                                                                          =======            =======



         See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)
                                   (unaudited)

                                                          Three month period
                                                           ended March 31,
                                                         -------------------
                                                         1998           1997
                                                         ----           ----
Revenues                                               $6,705         $8,022
Cost of Sales                                           4,684          6,834
                                                       ------         ------
      Gross Profit                                      2,021          1,188

Operating expenses:
     Selling and marketing                                392            419
     General and administrative                         1,242            989
     Depreciation and amortization                        273            283
                                                       ------         ------
          Total operating expenses                      1,907          1,691

Operating income (loss)                                   114          (503)

Other income (expense):
     Interest expense                                     (84)          (185)
     Other income                                          25             30
                                                       ------         ------
        Total other income (expense)                      (59)          (155)
                                                       ------         ------
Income (loss) before income taxes                          55           (658)
Income taxes                                                -             -
                                                       ------         ------
Net income (loss)                                         $55          $(658)
                                                       ======         ======
--------------------------------------------
Net income (loss) per common share - basic              $0.01        ($0.14)
Weighted average number of shares outstanding       5,065,820      4,825,580


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                      (Amounts in thousands)
                                                                                     Three month period
                                                                                       ended March 31,
                                                                                     -------------------
                                                                                     1998           1997
                                                                                     ----           ----
Cash flows from operating activities:
Net Income (loss)                                                                    $  55          $(658)
Adjustments to reconcile net income (loss)
   to cash provided  (used) by operating activities:
     Depreciation and amortization                                                     273            283
     Deferred income taxes                                                               -             32
     Allowance for doubtful accounts                                                    17              -
     Changes in assets and liabilities:
     Trade receivables                                                              (2,699)        (1,799)
     Inventories                                                                     2,096          2,926
     Income taxes receivable                                                             -              8
     Prepaid and other current assets                                                 (131)           (67)
     Other assets                                                                        4             33
     Accounts payable and accrued expenses                                             459         (1,031)
     Deferred income                                                                    (5)            (4)
     Reserve for restructuring                                                           -            (83)
                                                                                    ------         ------
          Cash provided (used) by operating activities                                  69           (360)
                                                                                    ------         ------
Cash flows from investing activities:
Additions to property, plant, and equipment                                           (109)          (465)
                                                                                    ------         ------
          Cash used by investing activities                                           (109)          (465)
                                                                                    ------         ------
Cash flows from financing activities:
Proceeds from issuance of stock                                                          -          3,837
Proceeds from short-term bank borrowings                                                52            513
Repayment of long-term debt                                                            (85)        (3,470)
                                                                                    ------         ------
          Cash provided (used) by financing activities                                 (33)           880
                                                                                    ------         ------
     Increase (decrease) in cash and cash equivalents                                 (73)             55
     Cash and equivalents at beginning of period                                       626            422
                                                                                    ------         ------
          Cash and equivalents at end of period                                       $553           $477
                                                                                    ======         ======
---------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                            $  84           $185
Supplemental schedule of non-cash investing and financing activities:
     Conversion of debt to common stock                                              $   -           $625

         See accompanying Notes to the Consolidated Financial Statements

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

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1997.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Consolidation
The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant inter-company accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly owned subsidiaries Hudson Holdings, Inc., Hudson Technologies Company, and ESS.

Fair value of financial instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 1998 and December 31, 1997, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues.

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

Property, plant, and equipment
Property, plant, and equipment are stated at cost; including internally manufactured equipment. Provisions for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases.

Due to the specialized nature of the Company's business, it is possible that the Company's estimates of equipment useful life periods may change in the future.

Income taxes
The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

Treasury stock
Common stock, acquired by the Company under a repurchase program authorized by the Board of Directors is carried at acquisition cost (market price at acquisition date).

Income (loss) per common and equivalent shares
Income (loss) per common share (Basic) is computed on the weighted average number of shares, less treasury stock. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

Recent accounting pronouncements
Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

The Company adopted both SFAS Nos. 130 and 131, as of January 1, 1998.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently, the Company purchases unprocessed refrigerants from domestic suppliers and its customers. The Company's inability to obtain refrigerants on commercially reasonable terms or a decline in demand for refrigerant could cause delays in refrigerant processing, possible loss of revenues, and could materially adversely affect operating results.

Note 2 - Bank Credit Line

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility provides for a revolving line of credit and a six year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). Advances, available to the Company, under the term loan (currently approximately $1,000,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of May 1, 1998 the Company had $1,250,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5% and substantially all of the Company's assets are pledged as collateral for obligations to CIT. This facility replaces the Company's previous line of credit with MTB Bank ("MTB"). All obligations with MTB have been satisfied subject to certain indemnification rights pursuant to an indemnity agreement among CIT, MTB and the Company.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock which, on the date of issuance was $4.33 per share and expires April 29, 2001. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock.

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

Results of Operations

Three months ended March 31, 1998 as compared to the three months ended March 31, 1997

Revenues for the three months ended March 31, 1998 were $6,705,000, a decrease of $1,317,000 or 16% from the $8,022,000 reported during the comparable 1997 period. The decrease was attributable primarily to a lower volume of refrigerant sales.

Cost of sales for the three months ended March 31, 1998 were $4,684,000, a decrease of $2,150,000 or 31% from the $6,834,000 reported during the comparable 1997 period due mainly to a lower volume of refrigerant sales. As a percentage of sales, cost of sales were 70% of revenues for the three month period ended March 31, 1998, a decrease from the 85% reported for the comparable 1997 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a change in product mix with a higher volume of lower margin refrigerant sales occurring during the 1997 period.

Operating expenses for the three months ended March 31, 1998 were $1,907,000, an increase of $216,000 or 13% from the $1,691,000 reported during the comparable 1997 period. The increase was primarily attributable to an increase in payroll and related expenses.

Net income for the three months ended March 31, 1998 was $55,000, an increase of $713,000 from the net loss of $658,000 reported during the comparable 1997 period. The increase in net income was primarily attributable to higher gross profits on refrigerant sales offset by an increase in operating expenses.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of approximately $1,572,000. A major component of current assets is inventory. The Company's ability to sell its inventory and the prices at which it can be sold is subject to current market conditions. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash provided by operating activities was $69,000 for the three months ended March 31, 1998 compared with net cash used by operating activities of $360,000 for the comparable 1997 period. Net cash provided by operating activities was primarily attributable to the net income for the period.

Net cash used by investing activities was $109,000 for the three months ended March 31, 1998 compared with net cash used by investing activities of $465,000 for the comparable 1997 period. The net cash usage consisted primarily of equipment additions.

Net cash used by financing activities was $33,000 for the three months ended March 31, 1998 compared with net cash provided by financing activities of $880,000 for the comparable 1997 period. The net cash used by financing activities in 1998 consisted of long-term debt repayment. Net cash provided by financial activities in 1997 consisted of proceeds from the sale of stock offset by repayment of debt.
                                                                               8

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

At March 31, 1998, the Company had cash and equivalents of $553,000.

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

On June 18, and September 30, 1996, the Company issued convertible debentures with a combined face value of $5.3 million. These debentures were retired or converted to common stock through January 1997.

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, Refrigerant Reclamation Corporation of America ("RRCA") has obligations (as modified by a settlement during April 1996) totaling $206,000 at March 31, 1998 payable in periodic payments to bankruptcy creditors through July 2000.

On November 14, 1996, certain officers and stockholders of Hudson made unsecured loans in the principal amount of $678,000 to the Company; repayable upon receipt of proceeds from property mortgage discussed below or on subsequent demand. On January 29, 1997, the Company repaid the officer loans together with accrued interest outstanding.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale, Florida with Turnberry Savings Bank, NA. The mortgage of $671,000 at March 31, 1998 bears interest at a rate of 9.5% and is repayable over 20 years through January 2017.

During January 1997, in connection with the execution of various agreements with E.I. DuPont de Nemours ("DuPont'), the Company obtained additional equity funds of $3,500,000 from an affiliate of DuPont. Proceeds were primarily utilized to retire debt.

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

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility provides for a revolving line of credit and a six year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). Advances, available to the Company, under the term loan (currently approximately $1,000,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of May 1, 1998 the Company had $1,250,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5% and substantially all of the Company's assets are pledged as collateral for obligations to CIT. This facility replaces the Company's previous line of credit with MTB Bank ("MTB"). All obligations with MTB have

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



been satisfied subject to certain indemnification rights pursuant to an indemnity agreement among CIT, MTB and the Company.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and expires April 29, 2001. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock.

The Company believes, based on current plans and assumptions, that its credit facility will be sufficient to support its current operating requirements for the foreseeable future. However, in the event that the Company's plans change or its assumptions prove to be inaccurate or its credit facility is insufficient to satisfy its cash requirements, the Company could be required to seek additional financing. There can be no assurance that such additional financing will be available.

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


Seasonality and Fluctuations in Operating Results


The Company's operating results vary from period to period as a result of weather conditions; requirements of potential customers; non-recurring refrigerant sales and service; availability and price of refrigerant products (virgin or reclaimable); changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations; and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. However, the second quarter of 1997 was adversely impacted, in part, to the unseasonably cool weather. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, and declining refrigerant prices have resulted in significant losses. There can be no assurance that the foregoing factors will not continue to result in a material adverse affect on the Company's financial position and significant losses.

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

During December 1996, the Company and United entered into an interim settlement agreement which provided for (a) reimbursement ($84,000) of United's operating costs associated with certain wells through August 1996, (b) reimbursement, subject to a dollar cap of $12,650 per month, of United's monthly operating costs for certain wells from September 1996 through April 1997, and (c) continued monitoring of R-11 refrigerant groundwater levels. Under the agreement, United agreed not to commence legal action against the Company prior to May 1, 1997. Neither party waived their rights as a result of the interim agreement.

During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of levels of R-11 in United's Wells. Since August 1997 the levels of R-11 have remained nearly non-detectable and well under minimum contaminant levels established by the State of New York. In January 1998, the Company agreed to install a remediation system at the Company's facility to remove any remaining R-11 levels in the groundwater under and around the Company's facility.

During December 1997, United Water alleged that it discovered levels of Dichlorodifluoromethane (R-12) in two of its wells within close proximity to the Company's facility, and has alleged that the Company is the source. Sampling by the Company of various monitoring wells installed around the Company's facilities have been taken on a monthly basis since August 1996 and have failed to detect any levels of R-12 in the groundwater in and around the Company's facility.

There can be no assurance that United will not commence legal action seeking substantial damages and/or other relief, or that any legal action or settlement will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

In June 1997, an action was commenced against the Company in the 19th Judicial District Court, Parish East Baton Rouge, State of Louisiana, by a former salesperson and her spouse, who was terminated by the Company in June 1996, alleging that the Company wrongfully terminated the employee, and is seeking unspecified damages. This action was settled in April 1998.

During March and April, 1998, six (6) complaints, each alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, were filed by a total of eight shareholders, on behalf of themselves and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. The complaints in five of these actions seek relief on behalf of persons purchasing common stock between August 8, 1995 and August 15, 1997, and the complaint in the sixth action seeks relief on behalf of persons purchasing common stock between March 31, 1997 and August 15, 1997. The Company maintains that the allegations of wrongdoing alleged in the complaints are without merit. The Company intends to vigorously defend the claims brought against it and has retained the law firm of Davis, Polk and Wardwell for that defense.

There can be no assurance that any of these actions, or the settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

Hudson Technologies and its subsidiaries are subject to various claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 1998, the Company granted options to purchase 4,300 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. The Company relied on Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are attached to this report.

         Exhibit 10: Loan and Security Agreement dated April 29, 1998 between CIT Group/Credit Finance Group, Inc. and the Hudson Technologies Company.

         Exhibit 10.1: Loan and Security Agreement dated April 29, 1998 between CIT Group/Credit Finance Group, Inc. an Environmental Support Solutions, Inc.

         Exhibit 10.2: Warrant Agreement dated April 29, 1998 between CIT Group/Credit Finance Group, Inc. and the Company.

         Exhibit 27: Financial Data Schedule (for SEC use only)

        (b) No report on Form 8-K filed during the quarter ended March 31, 1998.

                   Hudson Technologies, Inc. and subsidiaries
                          Form 10-QSB of March 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                              HUDSON TECHNOLOGIES, INC.

                              By:    /s/ Kevin J. Zugibe     May 11, 1998
                                     -------------------------------------
                                         Kevin J. Zugibe         Date
                                         Chairman/CEO



                              By:    /s/ Brian F. Coleman    May 11, 1998
                                     -------------------------------------
                                         Brian F. Coleman        Date
                                         Vice President and
                                         Chief Financial Officer



13