Form 10QSB
period 1998-06-30
HUDSON TECHNOLOGIES INC /NY
filed 1998-08-11
CIK 925528

==============================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1998

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
                                 YES  X  NO
                                     ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common stock, $0.01 par value                 5,065,820 shares
     -----------------------------                 ----------------
              Class                          Outstanding at July 15, 1998

==============================================================================

                           Hudson Technologies, Inc.
                                     Index


Part I.    Financial Information                                    Page Number
-------    ---------------------                                    -----------

           Item 1
                    Consolidated Balance Sheets                          2
                    Consolidated Statements of Operations                3
                    Consolidated Statements of Cash flows                4
                    Notes to the Consolidated Financial Statements       5

           Item 2
                    Management's Discussion and Analysis of Financial
                             Condition and Results of Operations         8

Part II.   Other information
--------   -----------------

                    Item 1.- Legal proceedings                           12
                    Item 2.- Changes in Securities                       13
                    Item 6.- Exhibits and Reports on Form 8-K            13

Signatures                                                               14
----------

                        Part I - Financial Information

                  Hudson Technologies, Inc. and subsidiaries
                          Consolidated Balance Sheets
               (Amounts in thousands, except for share amounts)



                                                                       June 30,   December 31,
                                                                           1998           1997
                                                                           ----           ----
                                                                    (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                         $    784       $    626
     Trade accounts receivable; net of allowance
           for doubtful accounts of $248,000 and $283,000                 3,908          1,737
     Inventories                                                          1,407          3,755
     Income taxes receivable                                                167            167
     Prepaid expenses and other current assets                              311            185
                                                                       --------       --------
          Total current assets                                            6,577          6,470

Property, plant and equipment, less accumulated depreciation              5,704          5,939
Other assets                                                                124             95
                                                                       --------       --------
     Total assets                                                      $ 12,405       $ 12,504
                                                                       ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                             $  3,435       $  3,429
     Short-term debt                                                        640          1,602
                                                                       --------       --------
          Total current liabilities                                       4,075          5,031
Deferred income                                                              46             55
Long-term debt, less current maturities                                   1,808          1,155
                                                                       --------       --------
     Total liabilities                                                    5,929          6,241
                                                                       --------       --------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value; shares authorized 20,000,000;
          issued 5,086,820 and  outstanding 5,065,820                        51             51
     Additional paid-in capital                                          22,683         22,683
     Accumulated deficit                                                (16,085)       (16,298)
                                                                       --------       --------
                                                                          6,649          6,436
     Less: Treasury stock, 21,000 shares at cost                           (173)          (173)
                                                                       --------       --------
          Total Stockholders' equity                                      6,476          6,263
                                                                       --------       --------

     Total liabilities and stockholders' equity                        $ 12,405       $ 12,504
                                                                       ========       ========



       See accompanying Notes to the Consolidated Financial Statements.

                  Hudson Technologies, Inc. and subsidiaries
                     Consolidated Statements of Operations
        (Amounts in thousands, except for share and per share amounts)
                                  (unaudited)

                                                                          Three month period            Six month period
                                                                            ended June 30,                ended June 30,
                                                                            --------------                --------------
                                                                          1998           1997           1998           1997
                                                                          ----           ----           ----           ----

Revenues                                                            $    8,820     $    5,477     $   15,525     $   13,499
Cost of sales                                                            6,723          4,586         11,407         11,420
Inventory write down to net realizable value                                 -            983              -            983
                                                                     ---------      ---------      ---------      ---------
      Gross Profit                                                       2,097           (92)          4,118          1,096
                                                                     ---------      ---------      ---------      ---------

Operating expenses:
     Selling and marketing                                                 384            479            776            898
     General and administrative                                          1,194          1,768          2,436          2,757
     Depreciation and amortization                                         274            378            547            661
                                                                     ---------      ---------      ---------      ---------
          Total operating expenses                                       1,852          2,625          3,759          4,316
                                                                     ---------      ---------      ---------      ---------

Operating income (loss)                                                    245        (2,717)            359        (3,220)
                                                                     ---------      ---------      ---------      ---------

Other income (expense):
     Interest expense                                                    (114)          (173)          (198)          (358)
     Other income                                                           27             24             52             54
                                                                     ---------      ---------      ---------      ---------
        Total other income (expense)                                      (87)          (149)          (146)          (304)
                                                                     ---------      ---------      ---------      ---------

Income (loss) before income taxes                                          158        (2,866)            213        (3,524)
Income taxes                                                                 -              -              -              -
                                                                     ---------      ---------      ---------      ---------
Net income (loss)                                                         $158     $  (2,866)           $213     $  (3,524)
                                                                     =========      =========      =========      =========
--------------------------------------------
Net income (loss) per common share - basic                               $0.03        ($0.57)          $0.04        ($0.72)
                                                                         =====        =======          =====        =======
Weighted average number of shares outstanding                        5,065,820      5,031,784      5,065,820      4,871,407
                                                                     =========      =========      =========      =========
Net income (loss) per common share - dilutive                            $0.03        ($0.57)          $0.04        ($0.72)
                                                                         =====        =======          =====        =======
Weighted average number of shares outstanding                        5,079,781      5,031,784      5,076,313      4,871,407
                                                                     =========      =========      =========      =========

See accompanying Notes to the Consolidated Financial Statements.

                  Hudson Technologies, Inc. and subsidiaries
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                  (unaudited)
                            (Amounts in thousands)

                                                                              Six month period
                                                                                ended June 30,
                                                                                --------------
                                                                              1998          1997
                                                                              ----          ----
Cash flows from operating activities:
Net income (loss)                                                          $   213       $(3,524)
Adjustments to reconcile net income (loss)
   to cash provided (used) by operating activities:
     Depreciation and amortization                                             547           661
     Deferred income taxes                                                      --            29
     Allowance for doubtful accounts                                            53           100
     Changes in assets and liabilities:
          Trade receivables                                                 (2,224)       (1,373)
          Inventories                                                        2,348         1,469
          Income taxes receivable                                               --            10
          Prepaid and other current assets                                    (126)         (143)
          Other assets                                                         (28)           35
         Accounts payable and accrued expenses                                   5         1,440
         Deferred income                                                        (9)           (8)
         Reserve for restructuring                                              --          (127)
                                                                           -------       -------
          Cash provided (used) by operating activities                         779        (1,431)
                                                                           -------       -------

Cash flows from investing activities:
Additions to property, plant, and equipment                                   (312)         (765)
                                                                           -------       -------
          Cash used by investing activities                                   (312)         (765)
                                                                           -------       -------

Cash flows from financing activities:
Proceeds from issuance of stock                                                 --         4,173
Proceeds from issuance of long-term debt                                       950            --
Payments of short-term bank borrowings                                      (1,140)           --
Payments of long-term debt                                                    (119)       (2,007)
                                                                           -------       -------
          Cash provided (used) by financing activities                        (309)        2,166
                                                                           -------       -------

     Increase (decrease) in cash and cash equivalents                          158           (30)
     Cash and equivalents at beginning of period                               626           422
                                                                           -------       -------
          Cash and equivalents at end of period                            $   784       $   392
                                                                           =======       =======

------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                  $   198       $   358
Supplemental schedule of non-cash investing and financing activities:
     Conversion of debt to common stock                                    $    --       $   625

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

The Company participates in an industry that is substantially regulated, changes in which could affect operating results. Currently the Company purchases virgin and reclaimable refrigerants from domestic suppliers. The Company's inability to obtain refrigerants could cause delays in refrigerant processing, possible loss of revenues, and resulting possible adverse affects on operating results.

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

Fair value of financial instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 1998 and December 31, 1997, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues.

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

During the six months ended June 30, 1998, two customers accounted for 52% of revenues.

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

Due to the specialized nature of the Company's business, it is possible that the Company's estimates of the equipment's useful life periods may change in the future.

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

Recent accounting pronouncements
Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently, the Company purchases virgin and reclaimable refrigerants from domestic suppliers and its customers. The Company has increased its volume of refrigerant sales which has resulted in an increase in its inventory turnover rate and less inventory than historically maintained. The Company's inability to obtain refrigerants on commercially reasonable terms or a decline in demand for refrigerant could cause delays in refrigerant processing, possible loss of revenues, and could have a material adverse affect on operating results.

Note 2 - Bank Credit Line

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of June 30, 1998, the Company has availability under its revolving line of credit of approximately $1,500,000. Advances, available to the Company, under the term loan (currently approximately $1,000,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of June 30, 1998 the Company had $996,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5% and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. This facility replaces the Company's previous line of credit with MTB Bank ("MTB"). All obligations with MTB have been satisfied subject to certain indemnification rights pursuant to an indemnity agreement among CIT, MTB and the Company.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share and expires April 29, 2001.

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

Results of Operations

Three months ended June 30, 1998 as compared to the three months ended June 30, 1997

Revenues for the three months ended June 30, 1998 were $8,820,000, an increase of $3,343,000 or 61% from the $5,477,000 reported during the comparable 1997 period. The increase was attributable primarily to an increase in the volume of refrigerant sales due to favorable market conditions and an increase in service sales.

Cost of sales for the three months ended June 30, 1998 were $6,723,000, an increase of $1,154,000 or 21% from the $5,569,000 reported during the comparable 1997 period due mainly to an increase in sales. As a percentage of sales, cost of sales were 76% of revenues for the three-month period ended June 30, 1998, a decrease from the 102% reported for the comparable 1997 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a change in product mix with a higher volume of higher margin refrigerant sales and the lack of a reduction of inventory values to net realizable value by $983,000 which occurred during the 1997 period.

Operating expenses for the three months ended June 30, 1998 were $1,852,000, a decrease of $773,000 or 29% from the $2,625,000 reported during the comparable 1997 period. The decrease was primarily attributable to a decrease in professional fees and to a lesser extent a reduction in selling expense and depreciation and amortization.

Net income for the three months ended June 30, 1998 was $158,000, as compared to the net loss of $2,866,000 reported during the comparable 1997 period. The increase in net income was primarily attributable to higher gross profits on refrigerant sales due to favorable market conditions and a reduction in operating expenses.

Six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Revenues for the six months ended June 30, 1998 were $15,525,000, an increase of $2,026,000 or 15% from the $13,499,000 reported during the comparable 1997 period. The increase was attributable primarily to an increase in the volume of refrigerant sales due to favorable market conditions and an increase in service sales.

Cost of sales for the six months ended June 30, 1998 were $11,407,000, a decrease of $996,000 or 8% from the $12,403,000 reported during the comparable 1997 period due mainly to a reduction in the volume of lower margin refrigerant sales. As a percentage of sales, cost of sales were 74% of revenues for the six-month period ended June 30, 1998, a decrease from the 92% reported for the comparable 1997 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a change in product mix with a higher volume of higher margin refrigerant sales and the lack of a reduction of inventory values to net realizable value by $983,000 which occurred during the 1997 period.

                  Hudson Technologies, Inc. and subsidiaries
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

Operating expenses for the six months ended June 30, 1998 were $3,759,000, a decrease of $557,000 or 13% from the $4,316,000 reported during the comparable 1997 period. The decrease was primarily attributable to a decrease in professional fees and to a lesser extent a reduction in selling expense and depreciation and amortization.

Net income for the six months ended June 30, 1998 was $213,000, as compared to the net loss of $3,524,000 reported during the comparable 1997 period. The increase in net income was primarily attributable to higher gross profits on refrigerant sales due to favorable market conditions and a reduction in operating expenses.


Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of approximately $2,502,000. A principle component of current assets is inventory. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject to current market conditions. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash provided by operating activities was $779,000 for the six months ended June 30, 1998 compared with net cash used by operating activities of $1,431,000 for the comparable 1997 period. Net cash provided by operating activities was primarily attributable to the net income for the period.

Net cash used by investing activities was $312,000 for the six months ended June 30, 1998 compared with net cash used by investing activities of $765,000 for the comparable 1997 period. The net cash usage consisted primarily of equipment additions.

Net cash used by financing activities was $309,000 for the six months ended June 30, 1998 compared with net cash provided by financing activities of $2,166,000 for the comparable 1997 period. The net cash used by financing activities in 1998 consisted of short and long term debt repayment. Net cash provided by financial activities in 1997 consisted of proceeds from the sale of stock offset by repayment of debt.

At June 30, 1998, the Company had cash and equivalents of $784,000.

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

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, Refrigerant Reclamation Corporation of America ("RRCA") has obligations (as modified by a settlement during April 1996) totaling $206,000 at June 30, 1998 payable in periodic payments to bankruptcy creditors through July 2000.

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

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale, Florida with Turnberry Savings Bank, NA. The mortgage of $671,000 at June 30, 1998 bears interest at a rate of 9.5% and is repayable over 20 years through January 2017.

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

During May 1998, certain officers of Hudson made unsecured loans in the aggregate principal amount of $300,000 to the Company. Such loans were due on demand and bore interest at 10% per annum. On June 30, 1998, the Company repaid the loans together with outstanding interest.

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of June 30, 1998, the Company has availability under its revolving line of credit at approximately $1,500,000. Advances, available to the Company, under the term loan (currently approximately $1,000,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of June 30, 1998 the Company had $996,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5% and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. This facility replaces the Company's previous line of credit with MTB Bank ("MTB"). All obligations with MTB have been satisfied subject to certain indemnification rights pursuant to an indemnity agreement among CIT, MTB and the Company.

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

                  Hudson Technologies, Inc. and subsidiaries
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources; and on corresponding demand for refrigerants. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

During January 1997, the Company entered into agreements with DuPont to market DuPont's SUVA(TM) refrigerants. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont.

During the six months ended June 30, 1998, two customers accounted for 52% of revenues.

Seasonality and Fluctuations in Operating Results


The Company's operating results vary from period to period as a result of weather conditions; requirements of potential customers; non-recurring refrigerant sales and service; availability and price of refrigerant products (virgin or reclaimable); changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations; and by other factors. During 1998, the Company has increased its volume of refrigerant sales which has resulted in an increase in its inventory turnover rate and less inventory than historically maintained. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, and declining refrigerant prices could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse affect on the Company's financial position and significant losses.

Year 2000 Issue


The Company has assessed the potential issues associated with the year 2000 and believes that its cost to address such issues would not be material. The Company anticipates that all of its operating systems will be year 2000 compliant by December 31, 1998. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company. However, the Company has not determined whether its principle suppliers and customers are year 2000 compliant. In the event any of the Company's principle suppliers and customers are not year 2000 compliant it may have a material adverse affect on the Company.

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

In June 1998, United Water commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 Million allegedly sustained as a result of the foregoing. The Company maintains that the allegations in the complaint are without merit and that the damages claimed by United Water are significantly overstated and bear little relation to any damages that United Water allegedly sustained. The Company intends to vigorously defend this action.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

In June 1997, an action was commenced against the Company in the 19th Judicial District Court, Parish East Baton Rouge, State of Louisiana, by a former salesperson and her spouse, who was terminated by the Company in June 1996, alleging that the Company wrongfully terminated the employee, and is seeking unspecified damages. This action was settled in April 1998 in the amount of approximately $15,000.

                          PART II. OTHER INFORMATION
                  Hudson Technologies, Inc. and subsidiaries



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

In May 1998, an action was commenced in the Supreme Court of the State of New York, Rockland County, by BNY Financial Corporation ("BNY") against the Company seeking damages in the amount of $49,051 for legal fees and expenses allegedly incurred in connection with certain financial dealings and discussions engaged in between the Company and BNY. The Company denies any liability for such expenses and intends to defend the action vigorously, and has also asserted counterclaims seeking the return of certain fees paid by the Company to BNY in connection with those financial dealings.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

Hudson Technologies and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 2. Changes in Securities

During the three months ended June 30, 1998, the Company granted options to purchase 301,366 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan at exercise prices ranging from $3.81 to $4.00. In addition, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $4.33. The Company relied on
Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are attached to this report.

         Exhibit 27:   Financial Data Schedule (for SEC use only)

         (b) No report on Form 8-K was filed during the quarter ended June 30, 1998.

                  Hudson Technologies, Inc. and subsidiaries
                         Form 10-QSB of June 30, 1998

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                HUDSON TECHNOLOGIES, INC.

                                By:    /s/ Kevin J. Zugibe     August 10, 1998
                                    ------------------------------------------
                                           Kevin J. Zugibe         Date
                                           Chairman/CEO



                                By:    /s/ Brian F. Coleman    August 10, 1998
                                    ------------------------------------------
                                           Brian F. Coleman        Date
                                           Vice President and
                                           Chief Financial Officer