Form 10QSB
period 1998-09-30
HUDSON TECHNOLOGIES INC /NY
filed 1998-11-13
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
                                    YES X NO
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
         Common stock, $0.01 par value                 5,065,820 shares
         -----------------------------                 ----------------
                  Class                        Outstanding at October 15, 1998

================================================================================

                            Hudson Technologies, Inc.
                                      Index


Part I.           Financial Information                                                     Page Number

                  Item 1
                           Consolidated Balance Sheets                                           2
                           Consolidated Statements of Operations                                 3
                           Consolidated Statements of Cash flows                                 4
                           Notes to the Consolidated Financial Statements                        5

                  Item 2
                           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                          8

Part II.          Other information

                           Item 1.- Legal Proceedings                                            13
                           Item 2.- Changes in Securities                                        14
                           Item 6.- Exhibits and Reports on Form 8-K                             14

Signatures                                                                                       15

                         Part I - Financial Information

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
                (Amounts in thousands, except for share amounts)



                                                                    September 30,   December 31,
                                                                       1998             1997
                                                                     --------         --------
                                                                    (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                       $  1,213         $    626
     Trade accounts receivable; net of allowance
           for doubtful accounts of $221 and $283                       1,323            1,737
     Inventories                                                        1,356            3,755
     Income taxes receivable                                              149              167
     Prepaid expenses and other current assets                            250              185
                                                                     --------         --------
          Total current assets                                          4,291            6,470

Property, plant and equipment, less accumulated depreciation            5,528            5,939
Other assets                                                              118               95
                                                                     --------         --------
          Total assets                                               $  9,937         $ 12,504
                                                                     ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                           $  2,411         $  3,429
     Short-term debt                                                      418            1,602
                                                                     --------         --------
          Total current liabilities                                     2,829            5,031
Deferred income                                                            42               55
Long-term debt, less current maturities                                 1,676            1,155
                                                                     --------         --------
          Total liabilities                                             4,547            6,241
                                                                     --------         --------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value; shares authorized
        20,000,000; issued 5,086,820 and  outstanding 5,065,820            51               51
     Additional paid-in capital                                        22,683           22,683
     Accumulated deficit                                              (17,171)         (16,298)
                                                                     --------         --------
                                                                        5,563            6,436
     Less: Treasury stock, 21,000 shares at cost                         (173)            (173)
                                                                     --------         --------
          Total Stockholders' equity                                    5,390            6,263
                                                                     --------         --------

          Total liabilities and stockholders' equity                 $  9,937         $ 12,504
                                                                     ========         ========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)
                                   (unaudited)

                                                                           Three month period            Nine month period
                                                                           ended September 30,           ended September 30,
                                                                            1998          1997           1998            1997
                                                                            ----          ----           ----            ----

Revenues                                                              $    5,153     $   6,960     $   20,678      $   20,459
Cost of sales                                                              4,094         5,365         15,501          16,785
Inventory write down to net realizable value                                   -             -              -             983
                                                                      ----------     ---------     ----------      ---------
      Gross Profit                                                         1,059         1,595          5,177           2,691
                                                                      ----------     ---------     ----------      ----------

Operating expenses:
     Selling and marketing                                                   551           350          1,327           1,248
     General and administrative                                            1,231         1,205          3,667           3,962
     Depreciation and amortization                                           303           380            850           1,041
                                                                      ----------     ---------     ----------      ----------
          Total operating expenses                                         2,085         1,935          5,844           6,251
                                                                      ----------     ---------     ----------      ----------

Operating loss                                                           (1,026)         (340)          (667)         (3,560)
                                                                      ----------     ---------     ----------      ----------

Other income (expense):
     Interest expense                                                       (95)         (166)          (293)           (524)
     Other income                                                             35            26             87              80
                                                                              --            --             --              --
        Total other income (expense)                                        (60)         (140)          (206)           (444)
                                                                      ----------     ---------     ----------      ----------

Loss before income taxes                                                 (1,086)         (480)          (873)         (4,004)
Income taxes                                                                   -             -              -               -
                                                                      ----------     ---------     ----------      ----------
Net loss                                                              $  (1,086)     $   (480)     $    (873)      $  (4,004)
                                                                      ==========     =========     ==========      ==========
--------------------------------------------
Net loss per common share - basic                                        ($0.21)       ($0.09)        ($0.17)         ($0.81)
                                                                      ==========     =========     ==========      ==========
Weighted average number of shares outstanding                          5,065,820     5,065,820      5,065,820       4,961,677
                                                                      ==========     =========     ==========      ==========
Net loss per common share - dilutive                                     ($0.21)       ($0.09)        ($0.17)         ($0.81)
                                                                      ==========     =========     ==========      ==========
Weighted average number of shares outstanding                          5,065,820     5,065,820      5,065,820       4,961,677
                                                                      ==========     =========     ==========      ==========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                             (Amounts in thousands)

                                                                              Nine month period
                                                                             ended September 30,
                                                                             1998          1997
                                                                           -------       -------
Cash flows from operating activities:
Net loss                                                                   $  (873)      $(4,004)
Adjustments to reconcile net loss
   to cash provided  by operating activities:
     Depreciation and amortization                                             850         1,041
     Deferred income taxes                                                    --              29
     Allowance for doubtful accounts                                            80            87
     Changes in assets and liabilities:
          Trade receivables                                                    334        (1,951)
          Inventories                                                        2,399         4,764
          Income taxes receivable                                               18           727
          Prepaid and other current assets                                     (65)         (131)
          Other assets                                                         (23)           25
          Accounts payable and accrued expenses                             (1,018)          243
          Deferred income                                                      (13)          (10)
          Reserve for restructuring                                           --            (127)
                                                                           -------       -------
          Cash provided by operating activities                              1,689           693
                                                                           -------       -------

Cash flows from investing activities:
Additions to property, plant, and equipment                                   (439)         (982)
                                                                           -------       -------
          Cash used by investing activities                                   (439)         (982)
                                                                           -------       -------

Cash flows from financing activities:
Proceeds from issuance of stock                                               --           4,173
Proceeds from issuance of long-term debt                                       950          --
Payments of short-term bank borrowings                                      (1,368)         --
Payments of long-term debt                                                    (245)       (3,638)
                                                                           -------       -------
          Cash provided (used) by financing activities                        (663)          535
                                                                           -------       -------

     Increase in cash and cash equivalents                                     587           246
     Cash and equivalents at beginning of period                               626           422
                                                                           -------       -------
          Cash and equivalents at end of period                            $ 1,213       $   668
                                                                           =======       =======
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                  $   293       $   524
Supplemental schedule of non-cash investing and financing activities:
     Conversion of debt to common stock                                    $  --         $   625

See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements
General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily sells refrigerants and provides refrigerant management services, consisting primarily of recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems, as well as RefrigerantSide(TM) services, through which the Company performs decontamination to remove moisture, oils and other contaminants in such systems. The Company operates through its wholly owned subsidiaries Hudson Technologies Company and Environmental Support Solutions, Inc. ("ESS").

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

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1997. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

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

Fair value of financial instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 1998 and December 31, 1997, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues.

Credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly rated financial institutions. The Company's trade accounts receivables are due from companies throughout the United States. The Company reviews each customer's credit history before extending credit.

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information.

During the nine months ended September 30, 1998, two customers accounted for 41% of revenues.

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

Loss per common and equivalent shares
Loss per common share (Basic) is computed on the weighted average number of shares, less treasury stock. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently, the Company purchases virgin and reclaimable refrigerants from domestic suppliers and its customers. The Company has increased its inventory turnover rate and has less inventory than historically maintained. The Company's inability to obtain refrigerants on commercially reasonable terms or a decline in demand for refrigerant could cause delays in refrigerant processing, possible loss of revenues, and could have a material adverse affect on operating results.

Note 2 - Bank Credit Line

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of September 30, 1998, the Company has availability under its revolving line of credit of approximately $630,000. Advances, available to the Company, under the term loan (currently approximately $1,000,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of September 30, 1998, the Company had $772,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5%, 10% at September 30, 1998, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. This facility replaces the Company's previous line of credit with MTB Bank ("MTB"). All obligations with MTB have been satisfied subject to certain indemnification rights pursuant to an indemnity agreement among CIT, MTB and the Company.

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

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, including the need of the Company to obtain additional working capital, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, potential environmental liability, customer concentration and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

The Company is primarily engaged in the sale of refrigerants. The Company also provides refrigerant management services, consisting principally of recovery and reclamation of refrigerant used in commercial air conditioning and refrigeration systems. At the beginning of 1997, the Company was carrying significant inventories of refrigerant, which it was unable to sell at a profit during 1997 due to declining market prices caused, in part, by adverse weather conditions. Accordingly, during the second quarter of 1997, the Company recognized a write down of its inventory to net realizable value. During the third quarter of 1997, in an attempt to lower its exposure to market conditions, the Company began to increase its inventory turnover rate. As a result, the Company's inventories declined, primarily from increased sales of refrigerants, from approximately $9,062,000 at January 1, 1997 to approximately $3,755,000 at December 31, 1997. Subsequent sales of refrigerant have resulted in a further decline of inventory to $1,356,000 at September 30, 1998.

In 1997, the Company began to review its operations and focus its sales and marketing efforts towards the expansion of its service sales. For the nine months ended September 30 1998, refrigerant sales continue to represent a substantial portion of the Company's total revenues. While sales of refrigerants will continue to represent a significant portion of the Company's sales, service revenues, which management believes represents the Company's long term growth potential, have begun to increase in both absolute dollars and as a percentage of the Company's total revenues. The Company believes that there will be a trend towards lower sales prices and lower gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse affect on operating results. See "Liquidity and Capital Resources".

Results of Operations

Three months ended September 30, 1998 as compared to the three months ended September 30, 1997

Revenues for the three months ended September 30, 1998 were $5,153,000, a decrease of $1,807,000 or 26% from the $6,960,000 reported during the comparable 1997 period. The decrease was attributable primarily to a decrease in the volume of refrigerant sales, due in part to a weaker demand in the marketplace and a reduction in sales of refrigerants to the Company's significant customers, and to a lesser extent, a reduction in service revenues which was due to a decrease in selling prices offset, in part, by an increase in volume of service jobs.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Cost of sales for the three months ended September 30, 1998 were $4,094,000, a decrease of $1,271,000 or 24% from the $5,365,000 reported during the comparable 1997 period due mainly to a decrease in refrigerant sales. As a percentage of sales, cost of sales were 79% of revenues for the three-month period ended September 30, 1998, an increase from the 77% reported for the comparable 1997 period. The increase in cost of sales as a percentage of revenues was primarily attributable to lower margin refrigerant sales, due to weaker demand and a reduction in refrigerant sales to significant customers.

Operating expenses for the three months ended September 30, 1998 were $2,085,000, an increase of $150,000 or 8% from the $1,935,000 reported during the comparable 1997 period. The increase was primarily attributable to an increase in selling and marketing expenses due to an increase in sales salaries and print advertising expenses, and severance cost associated with the elimination of certain positions offset by a reduction in depreciation and amortization.

Net loss for the three months ended September 30, 1998 was $1,086,000, as compared to the net loss of $480,000 reported during the comparable 1997 period. The increase in net loss was primarily attributable to the decrease in, and lower gross profits on refrigerant sales and to a lesser extent an increase in operating expenses.

Nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Revenues for the nine months ended September 30, 1998 were $20,678,000, an increase of $219,000 or 1% from the $20,459,000 reported during the comparable 1997 period. The increase was attributable primarily to an increase in service sales.

Cost of sales for the nine months ended September 30, 1998 were $15,501,000, a decrease of $2,267,000 or 13% from the $17,768,000 reported during the comparable 1997 period. As a percentage of sales, cost of sales were 75% of revenues for the nine-month period ended September 30, 1998, a decrease from the 87% reported for the comparable 1997 period. The decrease in cost of sales, both in absolute dollars and as a percentage of revenues, was primarily attributable to a change in product mix with a greater volume of higher margin refrigerant sales, an increase in service sales and the absence of a write-down of inventory values to net realizable value by $983,000 which occurred during the 1997 period.

Operating expenses for the nine months ended September 30, 1998 were $5,844,000, a decrease of $407,000 or 7% from the $6,251,000 reported during the comparable 1997 period. The decrease was primarily attributable to a decrease in professional fees and depreciation and amortization.

Net loss for the nine months ended September 30, 1998 was $873,000, as compared to the net loss of $4,004,000 reported during the comparable 1997 period. The decrease in net loss was primarily attributable to an increase in service sales, higher gross profits on refrigerant sales that primarily occurred during the first six months of 1998, due to favorable market conditions and a reduction in operating expenses.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of approximately $1,462,000, an increase of $23,000 or 2% from the $1,439,000 at December 31,
1997. The increase in working capital is primarily attributable to the conversion of short term debt to long term debt offset by the net loss incurred during the nine months ended September 30, 1998. A principal component of current assets is inventory. As of September 30, 1998, the Company had inventories of $1,356,000, a decrease of $2,399,000 or 64% from the $3,755,000 at December 31, 1997. Commencing in the third quarter of 1997, the Company began to increase its inventory turnover rate and has less inventory than historically maintained. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Net cash provided by operating activities was $1,689,000 for the nine months ended September 30, 1998 compared with net cash provided by operating activities of $693,000 for the comparable 1997 period. Net cash provided by operating activities was primarily attributable to a reduction in inventories offset by a reduction in accounts payable and accrued expenses for the period.

Net cash used by investing activities was $439,000 for the nine months ended September 30, 1998 compared with net cash used by investing activities of $982,000 for the comparable 1997 period. The net cash usage consisted primarily of equipment additions.

Net cash used by financing activities was $663,000 for the nine months ended September 30, 1998 compared with net cash provided by financing activities of $535,000 for the comparable 1997 period. The net cash used by financing activities in 1998 consisted of short and long term debt repayment. Net cash provided by financial activities in 1997 consisted of proceeds from the sale of stock to E.I DuPont de Nemours ("DuPont") offset by repayment of debt.

At September 30, 1998, the Company had cash and equivalents of $1,213,000.

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

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, Refrigerant Reclamation Corporation of America ("RRCA") has obligations (as modified by a settlement during April 1996) totaling $144,000 at September 30, 1998 payable in periodic payments to bankruptcy creditors through July 2000.

On November 14, 1996, certain officers and stockholders of Hudson made unsecured loans in the principal amount of $678,000 to the Company; repayable upon receipt of proceeds from property mortgage discussed below or on subsequent demand. On January 29, 1997, the Company repaid the officer loans together with accrued interest outstanding.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale, Florida with Turnberry Savings Bank, NA. The mortgage of $678,000 at September 30, 1998 bears interest at a rate of 9.5% and is repayable over 20 years through January 2017.

During January 1997, in connection with the execution of various agreements with DuPont, the Company obtained additional equity funds of $3,500,000 from an affiliate of DuPont. Proceeds were primarily utilized to retire debt.

During January 1997, the Company entered into a commitment to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. The Company is leasing the facility in the interim period. In October 1998, the Company cancelled the

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

contract pursuant to its contingency provisions, and remains in occupancy under a monthly lease until terminated no earlier than December 1, 1998.

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

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of September 30, 1998, the Company has availability under its revolving line of credit at approximately $630,000. Advances, available to the Company, under the term loan (currently approximately $1,000,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of September 30, 1998, the Company had $772,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5%, 10% at September 30, 1998, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. This facility replaces the Company's previous line of credit with MTB Bank ("MTB"). All obligations with MTB have been satisfied subject to certain indemnification rights pursuant to an indemnity agreement among CIT, MTB and the Company.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and expires April 29, 2001.

During the third quarter of 1998, the Company completed the planned closure of two of its reclamation facilities. The Company's Sparks, Nevada facility was closed on October 20, 1998 and it is expected that its Fort Lauderdale, Florida facility will be closed by November 15, 1998. The closure of these facilities did not result in a material effect to the Company's results of operations or financial position. The Company is continuing to evaluate each of its other operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future changes to operations.

The Company anticipates that it may require significant cash infusions to expand its service business and continue operations as currently conducted. The Company is currently exploring alternatives to raise additional capital. Such additional financing could consist of additional debt or the issuance of equity or a combination thereof. There can be no assurance that the Company will obtain necessary financing on acceptable terms, or at all. Failure to obtain additional financing, if required, would have a material adverse effect on the Company's financial condition and results of operations. See "Overview".

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

During the nine months ended September 30, 1998, two customers accounted for 41% of revenues.

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

Year 2000 Compliance

As previously discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company is currently assessing and modifying its computer, production and facility systems and business processes to provide for their continued functionality at the Year 2000. The Company is also continuing to assess the readiness of third parties and is seeking to address the Year 2000 issue with those entities. However, the Company has no control over the actions taken by these parties, and accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of the Year 2000 compliance issues. The Company is augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems. The Company continues to expect that substantially all new system upgrades or reprogramming efforts will be completed by December 31, 1998. The costs associated with these procedures have not been and are not expected to be material to the Company's financial condition or results of operations.

The Company believes that modification of existing software and conversions to new software should result in Year 2000 compliance. However, given the complexity of the Year 2000 issue, the impact on business operations due to failure by the Company to achieve compliance or failure by external entities, such as suppliers and vendors, to achieve compliance, which the Company cannot control, could adversely affect the Company's future results of operations.

The Company's intention is to address its Year 2000 issues prior to being affected by them. However, if the Company identifies significant risks associated with Year 2000 compliance issues or if the progress of its current projects deviates from the expected timeline, the Company will develop a contingency plan at that time.

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

During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of levels of R-11 in United's Wells. Since August 1997 the levels of R-11 have remained nearly non-detectable and well under minimum contaminant levels established by the State of New York. In January 1998, the Company agreed, and is now in the process of installing a remediation system at the Company's facility to remove any remaining R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation is estimated to be a range of approximately $80,000 to $100,000.

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

In June 1998, United Water commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 Million allegedly sustained as a result of the foregoing. The Company maintains that the allegations in the complaint are without merit and that the damages claimed by United Water are significantly overstated and bear little relation to any damages that United Water allegedly sustained. The Company has served an answer to the complaint and intends to vigorously defend this action.

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

Item 2. Changes in Securities

During the three months ended September 30, 1998, the Company granted five year options to purchase 200,000 shares of common stock to certain employees and directors pursuant to its 1997 Stock Option Plan at exercise prices ranging from $2.50 to $3.00. The options were issued pursuant to exemptions from registration provided by Section 2 (3) or Section 4(2) under the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are attached to this report.

         Exhibit 27:   Financial Data Schedule (for SEC use only)

         (b) No report on Form 8-K was filed during the quarter ended September 30, 1998.

                   Hudson Technologies, Inc. and subsidiaries
                        Form 10-QSB of September 30, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                            HUDSON TECHNOLOGIES, INC.

                                By:    /s/ Kevin J. Zugibe     November 13, 1998
                                      ------------------------------------------
                                           Kevin J. Zugibe         Date
                                           Chairman/CEO



                                By:    /s/ Brian F. Coleman    November 13, 1998
                                      ------------------------------------------
                                           Brian F. Coleman        Date
                                           Vice President and
                                           Chief Financial Officer


15