Form 10KSB
period 1998-06-30
HUDSON TECHNOLOGIES INC /NY
filed 1999-04-01
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412
                              ---------------------

                            Hudson Technologies, Inc.

                              ---------------------
        (Exact name of small business issuer as specified in its charter)

         New York                                            13-3641539
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification number)

275 North Middletown Road
Pearl River, New York                                         10965
(address of principal executive offices)                    (ZIP Code)

  Small Business Issuer's telephone number, including area code: (914) 735-6000

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ].

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Small Business Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Small Business Issuer's revenues for the fiscal year ended December 31, 1998 were $23,311,000.

The aggregate market value of the Small Business Issuer's Common Stock held by non-affiliates as of March 3, 1999 was approximately $10,329,000. As of March 3, 1999, there were 5,085,820 shares of the Small Business Issuer's Stock Outstanding.

                    Documents incorporated by reference: None
================================================================================

                            Hudson Technologies, Inc.

                                      Index

   Part                                                    Item                                                Page
   ----                                                    ----                                                ----
Part I.       Item 1 - Description of Business                                                                   3
              Item 2 - Description of Properties                                                                 7
              Item 3 - Legal Proceedings                                                                         8
              Item 4 - Submission of Matters to a Vote of Security Holders                                       9

Part II.      Item 5 - Market for the Registrant's Common Equity and Related Stockholder  Matters               10
              Item 6 - Management's Discussion and Analysis of Financial Condition                              11
                            and Results of Operations
              Item 7 - Financial Statements                                                                     16
              Item 8 - Changes in and Disagreements with Accountants on Accounting                              16
                            and Financial Disclosure

Part III.     Item 9 - Directors, Executive Officers of the Registrant, Promoters and Control Persons;          17
                            Compliance  with Section 16(a) of the Exchange Act
              Item 10 - Executive Compensation                                                                  19
              Item 11 - Security Ownership of Certain Beneficial Owners and Management                          24
              Item 12 - Certain Relationships and Related Transactions                                          25
              Item 13 - Exhibits and Reports on Form 8-K                                                        26

              Signatures                                                                                        27

              Financial Statements                                                                              28


                                     Part I
                                     ------

Item 1.  Description of Business
--------------------------------

General
Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily sells refrigerants, provides RefrigerantSide(TM) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems. The Company operates through its wholly owned subsidiaries Hudson Technologies Company and Environmental Support Solutions, Inc. ("ESS").

The Company's Executive Offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (914) 735-6000.

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

Owners, operators and companies servicing cooling equipment are responsible for the integrity of their systems regardless of the refrigerant being used and for the responsible management of their refrigerant.

Products and Services

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigerant industry. Virgin refrigerants are primarily purchased by the Company from E.I. DuPont de Nemours and Company ("DuPont") as part of the Company's strategic alliance with DuPont (see "Strategic Alliance" below), and resold by the Company, typically at wholesale. In addition, the Company regularly purchases used or contaminated refrigerants from many different sources, which refrigerants are then reclaimed, using the Company's high volume reclamation equipment, and resold by the Company.

RefrigerantSide(TM) Services

The Company provides services that are performed at a customer's site through the use of portable, high volume, high-speed reclamation equipment, including its patented Zugibeast(TM) reclamation machine. These services consist of RefrigerantSide(TM) Services, which encompass system decontamination, and refrigerant recovery and reclamation. The Company also provides complete refrigerant management services, which include testing, banking, blending and packaging services tailored to individual customer requirements. Hudson also separates `crossed' (i.e.; commingled) refrigerants and provides re-usable cylinder repair, hydrostatic testing, and refrigerant tracking services.

Environmental Compliance Management

Hudson's compliance management products and services, sold through ESS, include software, training, consulting, and management services in the fields of refrigerant tracking and management, hazardous materials, and air quality. The Company anticipates the sale of ESS. (See Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions).

Hudson's Network

Hudson operates from a network of centers located in:

o  Hillburn, New York         -- Reclamation center
o  Congers, New York          -- Aerosol packaging
o  Rantoul, Illinois          -- Reclamation center and cylinder refurbishment
o  Charlotte, North Carolina  -- Reclamation center
o  Punta Gorda, Florida       -- Reclamation and refrigerant separation center
o  Baton Rouge, Louisiana     -- Reclamation center
o  Mesa, Arizona              -- Environmental compliance programs

Strategic Alliance

In January 1997, the Company entered into an Industrial Property Management Segment Marketer Appointment and Agreement and Refrigeration Reclamation Services Agreement with E.I. DuPont de Nemours and Company ("DuPont'), pursuant to which the Company (i) provides recovery, reclamation, separation, packaging and testing services directly to Du Pont for marketing through DuPont's Authorized Distributor Network and (ii) markets DuPont's SUVA(TM) refrigerant products to selected market segments together with the Company's reclamation and refrigerant management services. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont.

The Company has sold certain reclaimed refrigerants to DuPont.

During the years ended December 31, 1998 and 1997, revenues from DuPont aggregated approximately $6,434,000 and $1,495,000, respectively.

In addition, in January 1997, the Company entered into a Stock Purchase Agreement with DuPont and DuPont Chemical and Energy Operations, Inc. ("DCEO") pursuant to which the Company issued to DCEO 500,000 shares of Common Stock in consideration of $3,500,000 in cash. Concurrently, the parties entered into a Standstill Agreement, Shareholders' Agreement and Registration Agreement which, among other things, provide that (i) subject to certain exceptions, neither DuPont nor any corporation or entity controlled by DuPont will, directly or indirectly, acquire any shares of any class of capital stock of the Company if the effect of such acquisition would be to increase DuPont's aggregate voting power to greater than 20% of the total combined voting power relating to any election of directors; (ii) at DuPont's request, the Company will cause two persons designated by DCEO and DuPont to be elected to the Company's Board of Directors; and (iii) subject to certain exceptions, DuPont will have a five-year right of first refusal to purchase shares of Common Stock sold by the Company's principal shareholders. The Company also granted to DuPont certain demand and "piggy-back" registration rights with respect to the shares.

Suppliers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for reclaimed refrigerants. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the years ended December 31, 1998 and 1997, the Company's five largest customers accounted for an aggregate approximately 51% and 37%, respectively, of the Company's revenues. For the years ended December 31, 1998 and 1997, two customers accounted for approximately 42% and one customer accounting for approximately 11% of the Company's revenues, respectively. The loss of a principal customer would have a material adverse effect on the Company.

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

Competition

The Company competes primarily on the basis of price, breadth of services offered (including RefrigerantSide(TM) Services and other on-site services), and performance of its high volume, high-speed equipment used in its operations.

The Company competes with numerous regional companies, which provide refrigerant recovery and/or reclamation services, as well as companies marketing reclaimed and new alternative refrigerants. Certain of such competitors, including National Refrigerants, Inc., Refron, Inc., and Environmental Technologies Company, Inc., which may possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, provide services or products over a more extensive geographic area than the Company.

The refrigerant recovery and reclamation industry is relatively new and emerging competition from existing competitors and new market entrants is expected to increase. Demand and market acceptance for Hudson's newly introduced RefrigerantSide(TM) services, and for the Company's refrigerant management products and services are subject to a high degree of uncertainty. There can be no assurance that the Company will be able to compete successfully or penetrate this market as rapidly as it anticipates.

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

Hudson maintains environmental impairment insurance of $1,000,000 for events occurring subsequent to November 1996. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, that hazardous substances or materials are not or will not be present at the Company's facilities, or that the Company will not incur liability for environmental impairment or personal injury (See `Legal Proceedings').

Government Regulation

The business of refrigerant reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Environmental Protection Agency (`EPA'), the United States Occupational Safety and Health Administration and the United States Department of Transportation.

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

The Occupational Safety and Health Act of 1970 mandates requirements for safe work place for employees and special procedures and measures for the handling of certain hazardous and toxic substances. State laws, in certain circumstances, mandate additional measures for facilities handling specified materials. In February 1999, an inspection was performed, at one of the Company's facilities, by the Occupational Safety and Health Administration in response to a complaint by an unnamed third party. The Company has not received a report on the results of that inspection.

The Company believes that it is in substantial compliance with all material regulations. However, there can be no assurance that Hudson will be able to comply with applicable laws, regulations and licensing requirements. Failure to comply could subject the Company to civil remedies, substantial fines, penalties, injunction, or criminal sanctions.

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratories to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs four persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

The Company has approximately 108 full and part-time employees including air conditioning and refrigeration technicians, chemists, engineers, and sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent relating to various high-speed equipment components and a process to reclaim refrigerants which expires in January 2012. The Company believes that patent protection is important to its business and has received an allowance for an additional patent relating to a high speed refrigerant recovery process. Other recovery and reclamation equipment and processes not covered by the Company's patents or patent applications are currently in commercial use by the Company's competitors. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment infringe or are alleged to infringe patents or other proprietary rights of others, the Company may be required to modify the design of its equipment, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

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

Item 2.  Description of Properties
----------------------------------

The Company's headquarters is located in approximately 5,400 square feet of leased commercial space at Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a three year agreement at an annual rental of approximately $87,500 through January 2002.

The Company's Hillburn facility is located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $86,000 through May 2004.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 for $700,000. Annual real estate taxes are approximately $24,000. During November 1998, the Company ceased its principle operations in this facility. The Company has entered into an agreement, pursuant to which it leases its entire Florida facility to an unaffiliated third party at a monthly rental of approximately $12,500.

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

The Company's Charlotte, North Carolina facility is located in 12,000 foot building leased from an unaffiliated third party pursuant to an agreement, which expires in April 2000. Annual rent is approximately $42,000.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $60,000 pursuant to an agreement expiring in April 2001.

The Company's Mesa, Arizona office facility of about 4,000 square feet is leased from an unaffiliated third party at an annual rental of approximately $49,000; pursuant to an agreement expiring in February 2000.

In 1999, the Company opened a depot facility in Houston, Texas, which consists of 1,555 square feet located in a larger building and is leased from an unaffiliated third party at an annual rent of $6,700 pursuant to an agreement which expires in March 2000.

During January 1997, the Company entered into a contract to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. In October 1998, the Company cancelled the contract pursuant to its contingency provision and remains in occupancy on a month to month basis. The Company is leasing the facility for approximately $14,000 per month during the interim period.

Item 3. Legal Proceedings
-------------------------

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

During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that, in the opinion of DEC, the Company was the cause of the contamination of United's wells. The DEC letter stated that it is not aware of the extent of the contamination or how the refrigerants entered the groundwater.

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

During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of levels of R-11 in United's wells. Since August 1997 the levels of R-11 have remained nearly non-detectable and well under minimum contaminant levels established by the State of New York. In January 1998, the Company agreed to install a remediation system at the Company's facility that was previously proposed by Company to remove any remaining R-11 levels in the groundwater under and around the Company's facility. In August 1998 the DEC accepted the Company's proposal and requested that the Company proceed with the installation of the system. The Company is in the process of installing the system and is negotiating with the DEC for a Consent Order to permit the operation of the system. The cost of this remediation system is estimated to be in the range of approximately $80,000 to $100,000.

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

In June 1998, United Water commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 Million allegedly sustained as a result of the foregoing. In December 1998, United Water served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901, et. seq. ("RCRA"). The Company maintains that the allegations in the complaint are without merit and that the damages claimed by United Water are significantly overstated and bear little relation to any damages that United Water allegedly sustained. The Company intends to vigorously defend this action. A motion has been filed on behalf of the Company to dismiss the RCRA cause of action, which motion is now pending.

There can be no assurance that this action, or any settlement thereof or the finalization of the consent order will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

During March and April, 1998, six (6) complaints, each alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, were filed by a total of eight shareholders, on behalf of themselves and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. The complaints in five of these actions seek relief on behalf of persons purchasing common stock between August 8, 1995 and August 15, 1997, and the complaint in the sixth action seeks relief on behalf of persons purchasing common stock between March 31, 1997 and August 15, 1997. The Company maintains that the allegations of wrongdoing alleged in the complaints are without merit. The Company intends to vigorously defend the claims brought against it and has retained the law firm of Davis, Polk and Wardwell for that defense. A motion has been made on behalf of the Company to dismiss the claims asserted, which motion is now pending.

There can be no assurance that any of these actions, or the settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

In May 1998, an action was commenced in the Supreme Court of the State of New York, Rockland County, by BNY Financial Corporation ("BNY") against the Company seeking damages in the amount of $49,051 for legal fees and expenses allegedly incurred in connection with certain financial dealings and discussions engaged in between the Company and BNY. The Company denies any liability for such expenses, intends to defend the action vigorously, and has also asserted counterclaims seeking the return of certain fees paid by the Company to BNY in connection with those financial dealings.

There can be no assurance that this action or any settlement thereof, will be resolved in a manner favorable to the Company.

In February 1999, an arbitration proceeding was commenced against Environmental Support Solutions, Inc. ("ESS") by Mach 2 Systems, Inc. seeking recovery of approximately $20,000 and other ancillary relief, for consulting and programming services allegedly provided to ESS. ESS denies any liability for all such amounts and intends to defend the action vigorously.

There can be no assurance that this action or any settlement thereof, will be resolved in a manner favorable to ESS.

The Company and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

Not Applicable.

                                     Part II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The Common Stock has traded since November 1, 1994 on the NASDAQ Small-Cap Market under the symbol `HDSN'. Since September 20, 1995, the Common Stock has traded on the NASDAQ National Market. The following table sets forth, for the periods indicated the range of the high and low bid prices for the Common Stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

-----------------------------------------------------------------
                                            High           Low
-----------------------------------------------------------------
1997
-----------------------------------------------------------------
o   First Quarter                          $13 1/4        $5 3/8
-----------------------------------------------------------------
o   Second Quarter                         $11 7/8        $5 5/8
-----------------------------------------------------------------
o   Third Quarter                          $ 8            $5 1/4
-----------------------------------------------------------------
o   Fourth Quarter                         $ 5 3/4        $2 7/8
-----------------------------------------------------------------
1998
-----------------------------------------------------------------
o   First Quarter                          $ 4 3/4        $3
-----------------------------------------------------------------
o   Second Quarter                         $ 5 3/4        $3 1/2
-----------------------------------------------------------------
o   Third Quarter                          $4 7/16        $2 1/2
-----------------------------------------------------------------
o   Fourth Quarter                         $ 3 7/8        $1 1/2
-----------------------------------------------------------------
1999
-----------------------------------------------------------------
o   First Quarter (through March 3, 1999)  $ 2 1/4        $1 1/2
-----------------------------------------------------------------


On March 3, 1999, the last sale price for the Common Stock as reported by the NASDAQ National Market was $2.031 per share. The number of record holders of the Company's Common Stock was approximately 250 as of March 3, 1999. The Company believes that there are in excess of 4000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. In addition, the Company has entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which, among other things, restricts the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. (See Item 6 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Liquidity).

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         --------------

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-KSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, including the need of the Company to obtain additional working capital, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Historically, the Company has derived a majority of its revenues from the sale of refrigerants. However, since 1997, the Company has been developing a service offering known as RefrigerantSide(TM) Services. Refrigerant sales do continue to represent a majority of the Company's revenues. The Company also provides refrigerant management services, consisting principally of recovery and reclamation of refrigerant used in commercial air conditioning and refrigeration systems. At the beginning of 1997, the Company was carrying significant inventories of refrigerant, which it was unable to sell at a profit during 1997 due to declining market prices caused, in part, by adverse weather conditions. Accordingly, during the second quarter of 1997, the Company recognized a write down of its inventory to net realizable value. During the third quarter of 1997, in an attempt to lower its exposure to market conditions, the Company began to increase its inventory turnover rate. As a result, the Company's inventories declined, primarily from increased sales of refrigerants, from approximately $9,062,000 at January 1, 1997 to approximately $3,755,000 at December 31, 1997. Subsequent sales of refrigerant have resulted in a further decline of inventory to $3,284,000 at December 31, 1998.

In 1997, the Company began to review its operations and focus its sales and marketing efforts towards the expansion of its service sales. For the year ended December 31, 1998, refrigerant sales continue to represent a substantial portion of the Company's total revenues. While sales of refrigerants will continue to represent a significant portion of the Company's sales, service revenues, which management believes represents the Company's long term growth potential, have begun to increase in both absolute dollars and as a percentage of the Company's total revenues. The Company believes that there will be a trend towards lower sales prices and lower gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse affect on operating results. (See "Liquidity and Capital Resources".)

Results of Operations

Year ended December 31, 1998 as compared to year ended December 31, 1997
------------------------------------------------------------------------

Revenues for 1998 were $23,311,000, an increase of $306,000 or 1% from the $23,005,000 reported during the comparable 1997 period. The increase was primarily attributable to an increase in service sales.

Cost of sales for 1998 were $17,585,000, a decrease of $2,683,000 or 13% from the $20,268,000 reported during the comparable 1997 period. As a percentage of sales, cost of sales were 75% of revenues for 1998, a decrease from the 88% reported for the comparable 1997 period. The decrease in both dollars and percentage of revenues in 1998 as compared to 1997 was primarily attributable to a slight increase in gross profits on refrigerant sales, that primarily occurred during the first six months of 1998 due to favorable market conditions, an increase in service sales and the absence of a write-down of inventory carrying values to net realizable value by $1,443,000 in 1997.

Operating expenses for 1998 were $8,115,000, a decrease of $8,338,000 or 51% from the $16,453,000 reported during the comparable 1997 period. The decrease was attributable to the recognition, in 1997, of a non cash, non recurring charge to operations for an impairment of its goodwill and intangible assets in the amount of $7,298,000, a reduction in professional fees and depreciation and amortization offset by an increase in payroll and related expenses.

Other income (expense) for 1998 was ($267,000), a decrease of $347,000 or 57% from the ($614,000) reported during the comparable 1997 period. Other income (expense) includes interest expense of $399,000 and $726,000 for 1998 and 1997, respectively, offset by other income of $132,000 and $112,000 for 1998 and 1997, respectively. The decrease in interest expense is primarily attributed to a decrease in borrowings during 1998 as compared to 1997, and the lower financing rates associated with the CIT credit facility. Other income primarily relates to sublease rental income.

Income taxes for 1998 were none as compared to $1,958,000 reported during the comparable 1997 period. In 1997, income taxes of $1,958,000 were attributed to the Company recognizing a non cash, non recurring valuation allowance primarily associated with the deferred tax asset acquired in the 1995 acquisition of Refrigerant Reclamation Corporation of America, Inc. ("RRCA"). In addition, the Company recognized a reserve allowance against the tax benefit for the 1998 and 1997 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for 1998 was $2,656,000 a decrease of $13,632,000 from the $16,288,000 net loss reported during the comparable 1997 period. The decrease was attributable mainly to an increase in service sales, higher gross profits on refrigerant sales which occurred during the first six months of 1998 due to favorable market conditions and the lack of, in 1998, a reduction of inventory values to net realizable value, the recognition of a non cash, non recurring charge to operations for a write-down of the Company's goodwill and intangible assets and deferred tax asset in the aggregate of $9,276,000.

Liquidity and Capital Resources

At December 31, 1998, the Company had working capital of approximately $53,000, a decrease of $1,386,000 or 96% from the $1,439,000 at December 31, 1997. The decrease in working capital is primarily attributable to the net loss incurred during the year ended December 31, 1998, offset by the conversion of short term debt to long term debt resulting from the new credit facility with CIT. A principal component of current assets is inventory. As of December 31, 1998, the Company had inventories of $3,284,000, a decrease of $471,000 or 13% from the $3,755,000 at December 31, 1997. Commencing in the third quarter of 1997, the Company began to increase its inventory turnover rate and has less inventory than historically maintained. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash provided by operating activities was $574,000 for 1998 compared with a net cash used in operating activities of $1,586,000 for the comparable 1997 period. Net cash provided by operating activities was attributable mainly to the reduction of inventories, an increase in accounts payable and accrued expenses for the 1998 period.

Net cash used in investing activities was $591,000 for 1998, compared with net cash used in operating activities of $1,126,000 for the prior comparable 1997 period. The net cash usage consisted primarily of equipment additions.

Net cash provided by financing activities was $167,000 for 1998 compared with net cash used by financing activities of $256,000 for the comparable 1997 period. The net cash provided by financing activities primarily consisted of an increase in long term debt for the 1998 period.

At December 31, 1998, the Company had cash and equivalents of $776,000.

During 1996, the Company obtained financing from two lending institutions which enabled it to rent an additional $1.7 million of equipment under terms of operating leases. Hudson utilized these facilities to acquire automated aerosol packaging equipment of approximately $1,000,000, ten refrigerant gas bulk-tank storage units of approximately $400,000, and other industrial equipment of $300,000. (See Note 10 to the Notes to the Consolidated Financial Statements).

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, Refrigerant Reclamation Corporation of America ("RRCA") has obligations as modified by a settlement during April 1996, payable in periodic payments to bankruptcy creditors through July 2000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $675,000 at December 31, 1998 bears interest rate of 9.25% and is repayable over 20 years through January 2017 (See Note 8 to the Notes to the Consolidated Financial Statements).

During January 1997, in connection with the execution of various agreements with E.I. DuPont de Nemours ("DuPont'), the Company obtained additional equity funds of $3,500,000 from an affiliate of DuPont (see Note 9 to the Notes to the Consolidated Financial Statements). Proceeds were primarily utilized to retire debt.

During January 1997, the Company entered into a contract to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. In October 1998, the Company cancelled the contract pursuant to its contingency provision and remains in occupancy pursuant to a monthly lease until terminated no earlier than May 1, 1999.

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

In February 1999, a former director made an unsecured loan in the aggregate principal amount of $365,000 to the Company. Such loan is due on demand and bears interest at 12% per annum.

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 1998, the Company has availability under its revolving line of credit of approximately $399,000. Advances, available to the Company, under the term loan (currently approximately $857,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of December 31, 1998, the Company had $1,621,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5%, 10% at December 31, 1998, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. This facility replaces the Company's previous line of credit with MTB Bank ("MTB").

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and expires April 29, 2001. The value of the warrants were not deemed to be material.

During the third quarter of 1998, the Company completed the planned closure of two of its reclamation facilities. The Company's Sparks, Nevada facility was closed on October 20, 1998 and the Fort Lauderdale, Florida facility was closed in November 1998. The closure of these facilities did not result in a material effect to the Company's results of operations or financial position. The Company is continuing to evaluate each of its other operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to operations.

On March 16, 1999, the Shareholders of the Company approved an amendment to the Certificate of Incorporation to authorize the issuance of 5,000,000 shares of Preferred Stock. This authorization allows the Board of Directors to, among other things, set the number of shares, the dividend rate and the voting rights on any issuance of Preferred Stock.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming U.S. Discovery Fund III, LP and Fleming U.S. Discovery Offshore
Fund III, LP. The gross proceeds from the sale of the Preferred Stock is $6,500,000. The Preferred Stock has voting rights, with Common Stock, on an as if converted basis up to 29% of the then outstanding voting shares.
The holders of the Preferred Stock will provide the CEO and Secretary of the Company a proxy to vote any additional shares above the 29% limitation. The Preferred Stock carries a dividend rate of 7%, which will increase to 16% on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which is 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions, as defined in the agreement. The Company has engaged an advisor to facilitate the Company's efforts in connection with this transaction. The success fee for these services was $455,000 and warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company will use the net proceeds from the issuance of Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends on the Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. The Company may redeem the Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 24, 2001, the Company may call the Preferred Stock if the market price of the Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Preferred Stock. The holders of the Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two advisors to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors.

The Company believes that its cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the next year. Any additional expansion or acquisition opportunities that may arise in the future may affect the Company's future capital needs.

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

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year note in the amount of $380,000. It is not anticipated that the Company will be involved in or control the operations of ESS. The Company does not believe that this sale has a material effect on the Company's financial condition or results of operations.

In July 1996, the Company acquired all the outstanding common stock of GRR; a refrigerant reclamation and recovery company in consideration of 20,000 shares of the common stock resulting in an excess of cost over assets acquired of approximately $100,000. Concurrent with the acquisition, the Company purchased, for nominal consideration, all the net assets, subject to liabilities, of GRR.

In 1997, the Company recognized a non-cash, non-recurring charge to operations for the excess of cost over the assets acquired for each of its acquisitions in the aggregate amount of $7,298,000.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected. The loss of a principal customer would have a material adverse effect on the Company.

During January 1997, the Company entered into agreements with DuPont to market DuPont's SUVA(TM) refrigerants. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont. (See "Description of Business Strategic Alliance").

During the years ended December 31, 1998 and 1997, two and one customers accounted for 42% and 11%, respectively, of the Company's revenues.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant sales and service, availability and price of refrigerant products (virgin or reclaimable); changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. Accordingly, the second half of the year results of operations have reflected losses. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, and declining refrigerant prices could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse affect on the Company's financial position and significant losses.

Year 2000 Compliance

The Company uses various types of technology in the operations of its business. Some of this technology incorporates date identification functions; however, many of these date identification functions were developed to use only two digits to identify a year. These date identifications functions, if not corrected, could cause their related technologies to fail or create erroneous results on or before January 1, 2000.

The Company is currently assessing and modifying its computer, production and facility systems and business processes to provide for their continued functionality at the Year 2000. The Company is also continuing to assess the readiness of third parties and is seeking to address the Year 2000 issue with those entities. However, the Company has no control over the actions taken by these parties, and accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of the Year 2000 compliance issues. The Company is augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems. The Company continues to expect that substantially all new system upgrades or reprogramming efforts will be completed by June 30, 1999. The costs associated with these procedures have not been and are not expected to be material to the Company's financial condition or results of operations and such costs have been expensed as incurred.

The Company believes that modification of existing software and conversions to new software should result in Year 2000 compliance. However, given the complexity of the Year 2000 issue, the impact on business operations due to failure by the Company to achieve compliance or failure by external entities, such as suppliers and vendors, to achieve compliance, which the Company cannot control, could adversely affect the Company's future results of operations. There can be no assurance that the Company will be entirely successful with its compliance.

The Company's intention is to address its Year 2000 issues prior to being affected by them. The Company has attempted to identify its exposure to the Year 2000 issue but there may be other unforeseen risks that the Company may not have identified. However, if the Company identifies significant risks associated with Year 2000 compliance issues or if the progress of its current projects deviates from the expected timeline, the Company will develop a contingency plan at that time. There can be no assurance that the Company's plans or contingency plan will be entirely successful.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

Item 7. Financial Statements
----------------------------

The financial statements appear in a separate section of this report following
Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        --------------------
None

                                    Part III


Item 9. Directors, Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and officers of the Company:

--------------------------------------------------------------------------------
        Name             Age                    Position
--------------------------------------------------------------------------------
Kevin J. Zugibe          35   Chairman of the Board and Chief Executive Officer
--------------------------------------------------------------------------------
Eugene J. Tonkovich      58   President and Chief Operating Officer
--------------------------------------------------------------------------------
Thomas P. Zugibe         46   Executive Vice President and Director
--------------------------------------------------------------------------------
Stephen P. Mandracchia   39   Executive Vice President and Secretary
--------------------------------------------------------------------------------
Brian F. Coleman         37   Vice President and Chief Financial Officer
--------------------------------------------------------------------------------
Walter A. Phillips       46   Vice President Marketing and Strategic Planning
--------------------------------------------------------------------------------
Robert Johnson           41   Vice President and Director
--------------------------------------------------------------------------------
Harry C. Schell          64   Director
--------------------------------------------------------------------------------
Vincent Abbatecola       50   Director
--------------------------------------------------------------------------------
Otto C. Morch            65   Director
--------------------------------------------------------------------------------
Dominic J. Monetta       57   Director
--------------------------------------------------------------------------------


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

Eugene J. Tonkovich has been President and Chief Operating Officer of the Company since April 1998. Prior to joining the Company, Mr. Tonkovich was the President of the Electrical Group of General Cable Corporation. Mr. Tonkovich is currently a director of King Wire, Inc., a Chicago based wire specialist firm, and a Director of the Tappan Group and New Canaan Investors, L L C.

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

Brian F. Coleman has been Vice President and Chief Financial Officer of the Company since May 1997. Prior to joining the Company, Mr. Coleman was a Partner with BDO Seidman, LLP, the Company's independent auditors.

Walter A. Phillips has been Vice President of Sales and Marketing of the Company since October 1996. Prior to joining the Company, Mr. Phillips was employed in various sales and marketing roles with York International.

Robert Johnson has been a director of the Company and Vice President since April 1996. Mr. Johnson founded and is President of Environmental Support Solutions, Inc., a company which develops and provides environmental software, training and consulting services, since March 1994. From February 1979 to March 1994, Mr. Johnson was an Operations Manager for the Arizona Region of Carrier Corporation's Building Systems Services. Mr. Johnson resigned as an officer and director of the Company, effective March 19, 1999.

Vincent P. Abbatecola has been a director of the Company since June 1994. Mr. Abbatecola is the owner of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971.

Otto C. Morch has been a director of the Company since March 1996. Mr. Morch was a Senior Vice President, of Commercial Banking at Provident Bank and retired from that position in December 1997.

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

Harry C. Schell has been a director of the Company since August 1998. Mr. Schell is the former chairman and chief executive officer of BICC Cables Corporation, and has served on the board of directors of the BICC Group (London), Phelps Dodge Industries, the National Electrical Manufacturers Association and the United Way of Rockland (New York).

The Company has established a Stock Option Committee, which administers the Company's Stock Option Plan. The members of such Committee are Messrs. Abbatecola and Morch. The Company also has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The Audit Committee is comprised of Messrs. Abbatecola and Morch. During 1997, the Company established an Executive Committee for considering and determining the compensation of the Board of Directors, the President/CEO and Executive Vice President. The Executive Committee members are Messrs. Kevin and Thomas Zugibe, Monetta and Morch. During 1997, the Company also established a Safety Committee, to review, oversee and direct the implementation of the Company's Environmental, Health and Safety policies, plans and procedures. The Safety Committee consists of Messrs. Thomas Zugibe, Monetta and Johnson.

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

The Company currently maintains directors and officers liability insurance for covered claims up to $2,000,000 in the aggregate.

Item 10. Executive Compensation
-------------------------------

The following table discloses the compensation for the Company's Chief Executive Officer and each officer that earned over $100,000 during such years (the "Named Executives").

Summary Compensation
Table                                                                                            Long Term Compensation
                                                                                                          Awards
                                                                      Annual Compensation(1)     --------------------------
                                                                      ----------------------      Securities Underlying
             Name                         Position             Year      Salary       Bonus             Options
             ----                         --------             ----      ------       -----             -------
Kevin J. Zugibe                 Chairman of the Board,        1998        $134,800         --        40,000 shares
                                Chief Executive Officer       1997        $158,631         --        58,000 shares
                                                              1996        $145,462         --             --

Eugene J. Tonkovich             President and Chief           1998         $91,238         --       250,000 shares
                                Operating Officer             1997              --         --             --
                                                              1996              --         --             --

Stephen P. Mandracchia          Executive Vice President      1998        $104,800         --        25,000 shares
                                and Secretary                 1997        $120,554         --        40,000 shares
                                                              1996        $104,885         --             --


Thomas Zugibe                   Executive Vice President      1998        $104,800         --        25,000 shares
                                                              1997        $120,169         --        40,000 shares
                                                              1996         $98,461         --             --

Walter A. Phillips              Vice President Marketing and  1998        $148,312         --        10,000 shares
                                Strategic Planning            1997        $213,145         --        22,000 shares
                                                              1996         $30,046         --        25,000 shares

Brian F.  Coleman               Vice President and Chief      1998        $124,900         --        25,000 shares
                                Financial Officer             1997         $79,950         --        42,000 shares
                                                              1996              --         --             --

Robert Johnson                  Vice President                1998         $84,516         --             --
                                                              1997         $81,956         --             --
                                                              1996        $133,289         --        60,000 shares

--------------------------
(1) The value of personal benefits furnished to the Named Executives during 1996, 1997, and 1998 did not exceed 10% of their respective annual compensation.

The Company granted options to the Named Executives during the fiscal year ended December 31, 1998, as shown in the following table:

Summary  of Stock Options Granted to Executive Officers


                                                                  % of Total
                                                     Number of    Options
                                                     Securities   Granted to
                                                     Underlying   Employees
                                                     Options      in Fiscal
                                                     Granted      year
                                                     ------------ -------------   Exercise or                  Expiration
         Name                    Position              Shares       Percent       Base price ($/sh)               Date
         ----                    --------              ------       -------       ----------------                ----
Kevin J. Zugibe         Chairman and Chief             40,000         7.7%           $3.00                      08/2003
                        Executive Officer

Eugene J. Tonkovich     President and Chief           250,000        48.0%           $4.00                      04/2003
                        Operating Officer

Thomas P. Zugibe        Executive Vice President       25,000         4.8%           $3.00                      08/2003

Stephen P.              Executive Vice President       25,000         4.8%           $3.00                      08/2003
Mandracchia

Walter A. Phillips      Vice President of              10,000         1.9%           $3.06                      10/2002
                        Marketing and Strategic
                        Operations

Brian F. Coleman        Vice President and Chief       25,000         4.8%           $2.50                      08/2003
                        Financial Officer

Robert Johnson          Vice President                      0            0               0                            0

The following table sets forth information concerning the value of unexercised stock options held by Named Executives at December 31, 1998.

Aggregated Fiscal Year End Option Values Table


                                                               Number of Securities
                                                                    Underlying                    (1) Value of
                                                               Unexercised Options            In-the-money Options
                                                              At December 31, 1998           At December 31, 1998
                                  Shares                      --------------------           --------------------
            Name               Acquired on   Value Realized  Exercisable   Unexercisable   Exercisable  Unexercisable
            ----               -----------   --------------  -----------   -------------   -----------  -------------
                                Exercise
                                --------
Kevin J. Zugibe                     --               --         125,872        38,400            0             0
Chairman and
Chief Executive Officer

Eugene J. Tonkovich                 --               --         100,000       150,000            0             0
President and Chief
Operating Officer

Thomas P. Zugibe                    --               --         110,872        21,400            0             0
Executive Vice
President

Stephen P. Mandracchia              --               --         110,872        21,400            0             0
Executive Vice President
and Secretary

Walter A. Phillips                  --               --         47,000         21,400            0             0
Vice  President  of Marketing
& Strategic Planning

Brian F. Coleman                    --               --         56,250         10,750            0             0
Vice President and Chief
Financial Officer

Robert Johnson                      --               --         28,500         31,500            0             0
Vice President

-----------------------
(1) Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $1.50.

Compensation of Directors

Non-employee directors receive an annual fee of $3,000 and receive reimbursement for out-of-pocket expenses incurred, and an attendance fee of $500 and $250, respectively, for attendance at meetings of the Board of Directors and Board committee meetings. In addition, commencing in August 1998, non-employee directors receive 5,000 nonqualified stock options per year of service under the Company' Stock Option Plans.

To date, the Company granted to Dr. Frederick T. Zugibe, a former director of the Company, options to purchase 75,000 shares of Common Stock at an exercise price of $5.50 per share. Such option vested at the rate of 18,000 shares for each of four one-year terms, commencing with the year ended October 31, 1994, and 3,000 shares for the year ending October 31, 1998. The Company has granted to Robert Johnson, in connection with his employment agreement with ESS, options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $10.50 per share. Such options vest at the rate of 9,500 shares for each of four one-year terms, commencing with the year ended April 24, 1996, and 3,000 shares for the year ending April 24, 2002. The Company has granted to Harry C. Schell nonqualified options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share. Such options vested and were fully exercisable on August 31, 1998. The Company has also granted to each of Dominic J. Monetta, Otto Morch and Vincent Abbatecola, nonqualified options to purchase 5,000 shares of Common Stock at an exercise price of $3.00 per share. Such options were fully exercisable on August 31, 1998.

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

The Company has entered into three-year employment contracts with Messrs. Johnson, Phillips, and Coleman which provide for annual base salaries of $100,000, $150,000 and $130,000, respectively, and are automatically renewable for successive one-year terms. Messrs. Phillips's contracts also provide for annual bonuses not to exceed $25,000, based on achievement of pre-determined annual goals.

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

As of December 31, 1998, options to purchase 626,876 shares of Common Stock were issued under the Plan and were unexercised (also see Note 11 to the Notes to the Consolidated Financial Statements).

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

As of December 31, 1998, the Company granted options to purchase 747,766 shares of Common Stock under the 1997 Plan. During 1997, options to purchase 40,000, 25,000 and 25,000 shares at an exercise price of $4.47 per share were granted to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vest as follows: 18,600 shares on 11/3/98, and the balance on 11/3/99. Additionally, during 1997, options to purchase 18,000, 15,000 and 15,000 shares at an exercise price of $3.85 were granted to, respectively, Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe. The options issued to Kevin J. Zugibe vest as follows: 1,000 shares on 11/3/99 and 17,000 on 11/3/00. The options issued to Thomas P. Zugibe and Stephen P. Mandracchia vest on 11/3/99. During 1997, the Company also granted options to purchase 99,100 shares to certain officers and employees, exercisable at prices ranging from $3.50 to $4.06 per share. During 1998, the Company granted non-qualified options to purchase 40,000, 25,000, and 25,000 shares at an exercise price of $3.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Mandracchia, respectively. Such options vested on August 31, 1998. In addition during 1998, the Company also granted options to purchase 420,666 shares to certain officers, directors and employees, exercisable at prices ranging from $2.50 to $4.375 per share. (Also see Note 11 to the Notes to the Consolidated Financial Statements).

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

The following table sets forth information as of March 3, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, except for Spain, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:



                                                      Amount and
                                                       Nature of      Percentage
                                                       Beneficial      of Shares
       Name and Address of Beneficial Owner (1)        Ownership (2)     Owned
       ----------------------------------------        -------------     -----
       Kevin J. Zugibe                                   363,500 (4)    7.0%
       Eugene J. Tonkovich                               123,400 (5)    2.4%
       Thomas P. Zugibe                                  350,540 (6)    6.8%
       Stephen P. Mandracchia                            345,000 (6)    6.8%
       Walter A. Phillips                                 47,000 (7)     *
       Brian F. Coleman                                   56,250 (8)    1.1%
       Robert Johnson                                     28,500 (9)     *
       Vincent Abbatecola                                  8,500(10)     *
       Otto C. Morch                                       5,600(10)     *
       Dominic J. Monetta                                 11,000(10)     *
       Harry C. Schell                                    14,000(11)     *
       Fredrick T. Zugibe                                298,406(12)    5.6%
       DuPont Chemical and Energy
       Operations, Inc.                                  500,000(13)    9.9%
       Fleming Funds                                   2,736,842(15)     35%(15)
       All directors and officers as a group
       (11 persons)                                    1,352,390  (14)   26.8%


* = Less than 1%
----------

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 275 North Middletown Road, Pearl River, New York 10965.

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

(3) Includes 67,272 shares which may be purchased at $5.50 per share under an immediately exercisable option.

(4)  Includes (i) 18,600 shares which may be purchased at $4.47 per share and
     (ii) 40,000 shares which may be purchased at $3.00 per share under immediately exercisable options.

(5) Includes 100,000 shares which may be purchased at $3.91 per share under an immediately exercisable option.

(6)  Includes (i) 18,600 shares which may be purchased at $4.47 per share and
     (ii) 25,000 shares which may be purchased at $3.00 per share under immediately exercisable options.

(7)  Represents (i) 15,000 shares which may be purchased at $5.625 per share,
     (ii) 10,000 shares which may be purchased at $4.06 per share, (iii) 12,000 shares which may be purchased at $3.50 per share, and (iv) 10,000 shares which may be purchased at $3.06 per share under immediately exercisable options.

(8)  Represents (i) 30,000 shares which may be purchased at $4.06 per share,
     (ii) 12,000 shares which may be purchased at $3.50 per share, and (iii) 14,250 shares which may be purchased at $2.50 per share under immediately exercisable options.

(9) Represents shares which may be purchased at $10.50 per share under immediately exercisable options.

(10) Includes 5,000 shares which may be purchased at $3.00 per share under immediately exercisable options.

(11) Includes 10,000 shares which may be purchased at $3.00 per share under immediately exercisable options.

(12) Includes 67,272 shares which may be purchased at $5.50 per share under an immediately exercisable option.

(13) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. (`DCEO') and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(14) Includes exercisable options to purchase 604,366 shares at Common Stock held by the directors and officers as a group.

(15) Fleming U.S. Discovery Fund III, LP and Fleming U.S. Discovery Offshore Fund III, LP collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership assumes the conversion of Series A Preferred Stock to Common Stock at a conversion rate of $2.375 per share. Flemings Funds has provided to the CEO and Secretary of the Company a proxy to vote any shares held by Flemings Funds which exceed 29% of the outstanding voting shares.

Kevin J. Zugibe, Thomas P. Zugibe, Frederick T. Zugibe and Stephen Mandracchia may be deemed to be "parents" of the Company as such term is used under the Securities Act of 1933.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

In May 1997 certain officers of the Company made unsecured loans of $585,000 to the Company which were repayable on demand. The notes bore interest at rates from 8.00% to 8.88%. On August 12, 1997, the Company repaid the officer loans together with accrued interest outstanding.

In May 1998, an officer and a former director of the Company made unsecured loans of $300,000 to the Company which were payable on demand. Interest on the notes bore interest at 10%. On June 30, 1998, the Company repaid the officer loans together with accrued interest outstanding.

In February 1999, a former director of the Company made an unsecured loan of $365,000 to the Company which is payable on demand. The note bears interest at 12% and is currently outstanding.

In the regular course of its business, the Company purchases refrigerants from and sells refrigerants to DuPont and performs recovery, reclamation, RefrigerantSide(TM) Services and other services (See "Description of Business - Strategic Alliance).

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits

3.1      Certificate of Incorporation and Amendment. (1)
3.2      Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3      Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4      By-Laws. (1)
10.1     Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2     Consulting Agreement with J.W. Barclay & Co., Inc. (1)
10.3     Stock Option Plan of the Company. (1)
10.4     Employment Agreement with Kevin J. Zugibe. (1)
10.5     Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.6     Agreement dated August 12, 1994 between the Company and PAACO International, Inc. (1)
10.7     Agreement between the Company and James T. and Joan Cook for the purchase of premises
          3200 S.E. 14th Avenue,  Ft.  Lauderdale, Florida. (1)
10.8     Agreement dated as of December 12, 1994, by and between the Company and James Spencer d/b/a CFC Reclamation. (2)
10.9     Employment agreement, dated December 12, 1994, between the Company and James Spencer. (2)
10.10    Agreement, dated July 25, 1995, between the Company and Refrigerant Reclamation Corporation of America. (3)
10.11    Employment Agreements with Thomas P. Zugibe, Stephen P. Mandracchia and Stephen J. Cole-Hatchard. (4)
10.12    Contract of Sale with ESS, Stephen Spain, Robert Johnson and the Company dated April 23, 1996(5)
10.13    Agreement dated June 14, 1996 between Environmental Support, Solutions, Inc. and E-Soft, Inc. (7)
10.14    Agreement dated July 24, 1996  between the Company and GRR Co., Inc. (7)
10.15    Agreements dated June 18, 1996 and September 30, 1996 between Cameron Capital and the Company (7)
10.16    Employment agreement, dated October 1, 1996, between the Company and Walter Phillips. (7)
10.17    Agreement  dated  February 4, 1997 between  Wilson Art, Inc. and the Company for the purchase of
          100 Brenner  Drive,  Congers, New York. (7)
10.18    Employment agreement, dated April 16, 1997, between the Company and Brian
          Coleman (8) 10.19 Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the Company (6)
10.20    Loan and security  agreements and warrant  agreements dated April 29, 1998 between the Company and CIT Group/Credit
          Financing Group, Inc. (9)
10.21    Stock Purchase Agreement,  Registration  Rights Agreement and Stockholders  Agreement dated March 30, 1999 between the Company and Flemings US Discovery Partners, LP.
23.1     Consent of BDO Seidman, LLP
27       Financial Data Schedule
         -------------------------
(1)      Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-80279-NY)
(2)      Incorporated by reference to the Company's Report on Form 8-K dated December 12, 1994.
(3)      Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended June 30, 1995.
(4)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(5)      Incorporated by reference to the Company's Report on Form 8-K dated April 29, 1996.
(6)      Incorporated by reference to the Company Report in Form8-K dated January 29, 1997.
(7)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(9)      Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended March 31, 1998.

(b)      Reports on Form 8-K:

         During the quarter ended December 31, 1998, no report on Form 8-K was filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

HUDSON TECHNOLOGIES, INC.

By:      /s/ Kevin J. Zugibe
         --------------------------------
         Kevin J. Zugibe, President


In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.

                Signature                        Title                                  Date
                ---------                        -----                                  ----

/s/ Kevin J. Zugibe                Chairman of the Board and                        March  31, 1999
-----------------------------      Chief Executive Officer
Kevin J. Zugibe                    (Principal Executive Officer)

/s/ Eugene J. Tonkovich            President and Chief Operating Officer            March  31, 1999
-----------------------------
Eugene J. Tonkovich

/s/ Thomas P. Zugibe               Executive Vice President and Director            March  31, 1999
-----------------------------
Thomas P. Zugibe

/s/ Stephen P. Mandracchia         Executive Vice President and Secretary           March  31, 1999
-----------------------------
Stephen P. Mandracchia

/s/ Brian F. Coleman               Vice President and Chief                         March  31, 1999
-----------------------------      Financial Officer (Principal
Brian F. Coleman                   Financial and Accounting Officer)

/s/ Harry C. Schell                Director                                         March  31, 1999
-----------------------------
Harry C. Schell

/s/ Vincent Abbatecola             Director                                         March  31, 1999
-----------------------------
Vincent Abbatecola

/s/ Otto C. Morch                  Director                                         March  31, 1999
-----------------------------
Otto C. Morch

/s/ Dominic J. Monetta             Director                                         March  31, 1999
-----------------------------
Dominic J. Monetta


                            Hudson Technologies, Inc.
                              Financial Statements



                                    Contents
--------------------------------------------------------------------------------


Report of Independent Certified Accountants                      29
Audited Financial Statements
o  Consolidated Balance Sheet                                    30
o  Consolidated Statements of Operations                         31
o  Consolidated Statements of  Stockholders' Equity              32
o  Consolidated Statements of  Cash Flows                        33
o  Notes to the Consolidated Financial Statements                34

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.
Pearl River, New York

    We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                  BDO Seidman, LLP
Valhalla, New York
February 24, 1999
Except for Note 12, which
is as of March 30, 1999

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheet
                (Amounts in thousands, except for share amounts)

                                                                            December 31,
                                                                            ------------
                                                                                 1998
                                                                                 ----
Assets (Note 8)
------
Current assets:
     Cash and cash equivalents                                               $    776
     Trade accounts receivable - net (Note 4)                                   1,075
     Inventories (Note 5)                                                       3,284
     Prepaid expenses and other current assets                                    208
                                                                             --------
          Total current assets                                                  5,343

Property, plant and equipment, less accumulated depreciation (Note 7)           5,332
Other assets                                                                      184
                                                                             --------
          Total assets                                                       $ 10,859
                                                                             ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                                    $  4,250
    Short-term debt (Note 8)                                                    1,040
                                                                             --------
           Total current liabilities                                            5,290
Deferred income                                                                    42
Long-term debt, less current maturities (Note 8)                                1,885
                                                                             --------
           Total liabilities                                                    7,217
                                                                             --------
Commitments and contingencies (Note 10)

Stockholders' equity (Notes 2, 9, 11 and 12):
    Common stock, $0.01 par value; shares authorized 20,000,000;
       issued outstanding 5,085,820                                                51
    Additional paid-in capital                                                 22,545
    Accumulated deficit                                                       (18,954)
                                                                             --------
           Total Stockholders' equity                                           3,642
                                                                             --------
 Total liabilities and Stockholders' equity                                  $ 10,859
                                                                             ========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)

                                                              For the year ended December 31,
                                                              -------------------------------
                                                                   1998          1997
                                                               -----------    -----------

Revenues                                                       $    23,311    $    23,005
Cost of sales                                                       17,585         18,825
Inventory write down to net realizable value (Note 5)                 --            1,443
                                                               -----------    -----------
      Gross Profit                                                   5,726          2,737
                                                               -----------    -----------

Operating expenses:
     Selling and marketing                                           1,744          1,720
     General and administrative                                      5,176          5,910
     Depreciation and amortization                                   1,195          1,525
     Write-off of intangible assets (Note 2)                          --            7,298
                                                               -----------    -----------
          Total operating expenses                                   8,115         16,453
                                                               -----------    -----------

Operating loss                                                      (2,389)       (13,716)
                                                               -----------    -----------

Other income (expense):
     Interest expense                                                 (399)          (726)
     Other income (Note 3)                                             132            112
                                                               -----------    -----------
          Total other (expense)                                       (267)          (614)
                                                               -----------    -----------

Loss before income taxes                                            (2,656)       (14,330)

Income taxes (Note 6)                                                 --            1,958
                                                               -----------    -----------

Net loss                                                       $    (2,656)   $   (16,288)
                                                               ===========    ===========




Net loss per common share - basic                              $      (.52)   $     (3.26)
                                                               ===========    ===========
Weighted average number of shares
  outstanding (Note 1)                                           5,068,320      5,003,343
                                                               ===========    ===========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Consolidated Statements of Stockholders' Equity

                (Amounts in thousands, except for share amounts)


                                                     Common  Stock                      Additional
                                                ------------------------    Treasury      Paid-in      Accumulated
                                                   Shares      Amount        Stock        Capital        Deficit       Total
                                                ----------    ----------   ----------    ----------    ------------    ------

Balance at December 31, 1996                     4,370,495    $       44   $     (173)   $   18,517    $      (10)   $   18,378

Conversion of convertible
  notes                                            133,085             1           --           624            --           625
Redemption costs of convertible notes                   --            --           --          (364)           --          (364)
Issuance of common stock - net                     500,000             5           --         3,455            --         3,460
Issuance of common stock
   in connection with exercise of
   stock options                                    83,240             1           --           451            --           452
Net loss                                                --            --           --            --       (16,288)      (16,288)
                                                ----------    ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1997                     5,086,820            51         (173)       22,683       (16,298)        6,263

Retired treasury stock                             (21,000)           --          173          (173)           --            --
Issuance of common stock for services               20,000            --           --            35            --            35
Net loss                                                --            --           --            --        (2,656)       (2,656)
                                                ----------    ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1998                     5,085,820    $       51   $       --    $   22,545    $  (18,954)      $ 3,642
                                                ==========    ==========   ==========    ==========    ==========    ==========




See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                                        For the year ended December 31,
                                                                        -------------------------------
                                                                          1998                 1997
                                                                        --------             --------
Cash flows from operating activities:
Net loss                                                                $ (2,656)            $(16,288)
Adjustments to reconcile net loss
   to cash provided by operating activities:
     Depreciation and amortization                                         1,195                1,525
     Allowance for doubtful accounts                                          80                  255
     Common stock issued for services                                         35                   --
     Deferred income taxes                                                    --                1,978
     Write-off of intangible assets                                           --                7,298
     Changes in assets and liabilities:
        Trade receivables                                                    581                  484
        Inventories                                                          471                5,307
        Income taxes receivable                                              167                  763
        Prepaid and other current assets                                     (23)                 (44)
        Other assets                                                         (85)                  34
        Accounts payable and accrued expenses                                822                  667
        Deferred income                                                      (13)                 (16)
        Reserve for restructuring                                             --                 (377)
                                                                        --------             --------
        Cash provided by operating activities                                574                1,586
                                                                        --------             --------
Cash flows from investing activities:
Additions to property, plant, and equipment                                 (591)              (1,126)
                                                                        --------             --------
          Cash used by investing activities                                 (591)              (1,126)
                                                                        --------             --------
Cash flows from financing activities:
Proceeds from issuance of common stock - net                                  --                3,912
Payment from loans to officers and stockholders                               --                 (202)
Proceeds from long-term debt                                               1,102                   --
Repayment of short-term debt                                                (480)                (453)
Redemption of convertible debt                                                --               (2,789)
Repayment of  long-term debt                                                (455)                (724)
                                                                        --------             --------
          Cash  provided (used) by financing activities                      167                 (256)
                                                                        --------             --------
    Increase in cash and cash equivalents                                    150                  204
     Cash and equivalents at beginning of period                             626                  422
                                                                        --------             --------
          Cash and equivalents at end of period                         $    776             $    626
                                                                        ========             ========
--------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                               $    399             $    726
     Cash paid during period for income taxes                           $     --             $     --
Supplemental schedule of non-cash investing and financing activities:
     Conversion of debt to common stock                                 $     --             $    625


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

Consolidation
The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc., Hudson Technologies Company and ESS.

Fair value of financial instruments
The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 1998, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 1998.

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

    During the year ended December 31, 1998 one customer, an affiliate, accounted for 28% and another customer accounted for 14%. During the year ended December 31, 1997 one customer accounted for 11% of revenues.

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

Loss per common shares
Loss per common share (Basic) is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

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

     The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin and reclaimable refrigerants from domestic suppliers and its customers. The Company has increased its inventory turnover rate and has less inventory than historically maintained. The Company's inability to obtain refrigerants on commercially reasonable terms or a decline in demand for refrigerants could cause delays in refrigerant processing, possible loss of revenues, and could have a material adverse affect on operating results.

Impairment of long-lived assets and long-lived assets to be disposed of The Company reviews for impairment long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. In 1997, the Company recognized an impairment loss for its intangible assets (See Note 2).

Recent accounting pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

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

    In March 1999 the Company sold 75% of its stock ownership in ESS to one of it's founders. See Note 12.


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

    The Company's intangible assets were primarily related to the acquisitions associated with refrigerant sales and its software products. The Company considers continued operating losses or significant long term business changes to be its primary indicators of potential impairment. An impairment is recognized when the future undiscounted cash flows are estimated to be insufficient to recover the related carrying value of the asset. As a result, during the fourth quarter of 1997, the Company recognized a non cash, non recurring charge to operations for the write-off of recorded goodwill and intangible assets primarily associated with its 1995 and 1996 acquisitions in the amount of $7,298,000.

Note 3 - Other income
For the year ended December 31, 1998, and 1997, other income of $132,000 and $112,000, respectively, consisted mainly of sublease rental income from the Company's Ft. Lauderdale facility.

Note 4- Trade receivables - net
Trade accounts receivable include reserves for doubtful accounts of $240,000 at December 31, 1998.

Note 5 - Inventories
Inventories consisted of the following:

December 31, (in thousands)                       1998
                                                  ----
Refrigerant and  cylinders                      $2,576
Packaged refrigerants                              675
Other                                               33
                                                ------
Total                                           $3,284
                                                ======


During January 1998, the Company entered into several agreements, with E.I. DuPont de Nemours and Company ("DuPont") to market DuPont's SUVA(TM) refrigerants. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont (see Note 9 to the Notes to Consolidated Financial Statements).

During 1997, the Company recognized a reduction of inventory carrying values to net realizable value in the aggregate of $1,443,000.

Note 6 - Income taxes
Elements of income tax expense (benefit) for the years 1998 and 1997 are as follows:

Year ended December 31,
 (in thousands)                       1998        1997
                                      ----        ----
Provision (benefit) for
income tax
-----------------------
Current payable:
 - Federal                            $ --     $  (20)
 - State                                --         --
                                   -------     ------
Subtotal                                --        (20)
                                   -------     ------
Deferred:
 - Federal                              --      1,778
                                   -------     ------
 - State                                --        200
                                   -------     ------
Subtotal                                --      1,978
                                   -------     ------
Total                               $ --       $1,958
                                   =======     ======

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Year ended December 31,
 (in percents)                         1998      1997
                                       ----      ----
Income tax rates
----------------
 - Statutory U.S. Federal rate        (34%)     (34%)
 - States, net U.S. benefits           (4%)      (4%)
 - Permanent differences               - %       23%
 - Valuation allowance                 38%       29%
                                    ------      ---
Total                                  - %       14%
                                    ======      ===

RRCA, acquired during 1995 as a subsidiary of the Company, has available net operating loss carryforwards (`NOL') expiring through 2010 of approximately $5,000,000 subject to annual limitations of approximately $400,000. During 1996, the Company recorded a deferred tax asset of approximately $1,800,000 and reduced goodwill an equivalent amount.

    During the fourth quarter of 1997, the Company recognized a non cash, non recurring valuation allowance primarily associated with the deferred tax asset acquired in the RRCA acquisition.

    As of December 31, 1998, the Company has net operating loss carryforwards of approximately $14,000,000 for which a 100% valuation allowance has been recognized. Approximately $5,000,000 of the net operating loss carryforwards is subject to annual limitations of $400,000.

Elements of deferred income tax assets (liabilities) are as follows:

  December 31,
 (in thousands)                                        1998
                                                       ----
Deferred tax assets (liabilities)
--------------------------------
 - Depreciation & amortization                       $ (35)
 - Reserves for doubtful accounts
                                                        91
 - NOL                                               5,300
 - NOL valuation allowance                          (5,300)
 - Other                                               (56)
                                                   --------
Total                                              $    --
                                                   ========

Note 7 - Property, plant, and equipment Elements of property, plant, and equipment are as follows:

December 31,
 (in thousands)                                  1998
Property, plant, & equipment
----------------------------
 - Land                                          $335
 - Buildings & improvements                       754
 - Equipment                                    5,772
 - Equipment under capital lease                1,211
 - Furniture & fixtures                           188
 - Leasehold improvements                         764
 - Equipment under construction                    58
                                               ------
subtotal                                        9,082
Accumulated depreciation &
amortization                                   (3,750)
                                               ------
 Total                                         $5,332
                                               ======

The Company's land and building and improvements, with a net book value of approximately $982,000, are currently being leased to a third party (See Note
10).

Note 8 - Short-term and long-term debt Elements of short-term and long-term debt are as follows:

Year ended December 31,                           1998
 (in thousands)                                   ----

Short-term & long-term debt
---------------------------
Short-term debt
 - Bank credit line                              $ 503
 - Long-term debt: current                         537
                                               -------
Short-term debt                                $ 1,040
                                               =======
Long-term debt
 - Bank credit line                            $ 1,118
 - Mortgage payable                                675
 - Capital lease obligations                       517
 - RRCA priority claims                            112
 - Less: current maturities                      (537)
                                                ------
Long-term debt                                  $1,885
                                                ------
Total                                           $2,925
                                                ======
Bank credit line
On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 1998, the Company has availability under its revolving line of credit of approximately $399,000. Advances, available to the Company, under the term loan (currently approximately $857,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of December 31, 1998, the Company had $1,621,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5%, 10% at December 31, 1998, and substantially all of the Company's assets are pledged as collateral for obligations to CIT.

Mortgage payable
During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. At December 31, 1998, the mortgage bears interest at a rate of 9.25% and repayable over 20 years through January 2017.

RRCA Priority Claims
In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA has unsecured obligations as modified by a settlement during April 1996, payable in periodic payments to bankruptcy creditors through July 2000.

Scheduled maturities of the Company's debts and capital lease obligations are as follows:

(in thousands)
Debts
Years ended December 31,                          Amount
------------------------                          ------
 - 1999                                           $1,040
 - 2000                                              348
 - 2001                                              470
 - 2002                                              213
 - 2003                                              205
 -  Thereafter                                       649
                                                     ---
Total                                             $2,925
                                                  ======

The Company rents certain equipment with a net book value of about $558,000 for leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

(in thousands)
Scheduled Capital lease payments
Years ended December 31,                          Amount
------------------------                          ------
 - 1999                                             $256
 - 2000                                              167
 - 2001                                               33
 - 2002                                               35
 - 2003
                                                      26
                                                    ----
Total                                               $517
                                                    ====

Average short-term debt for the year ended December 31, 1998 totaled $444,000 with a weighted average interest rate of approximately 10.2%.

Note 9 - Stockholders' equity
On March 24, 1995, the Company sold 153,846 redeemable common stock warrants at $3.25 per warrant realizing proceeds of $500,000. The warrants, exercisable at $6.25 per share until October 31, 1999, are redeemable by the Company as set forth in the agreement. As of December 31, 1998, no warrants were exercised.

    On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. In 1996, the Company had repurchased 21,000 shares at an average price of $8.25 per share. No shares were purchased in 1998 and 1997.

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

     During 1998, the Company issued, to a vendor, 20,000 shares of common stock for services rendered during the year. The value of the services was recognized based on the fair value of the stock at the time of issuance.

     During 1998, the Company retired the 21,000 shares of stock held in treasury.

     On April 28, 1998, in connection with the loan agreements with CIT, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share and expires April 29, 2001. The value of the warrants were not deemed to be material. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. (See
Note 12).

Note 10 - Commitments and contingencies

Rents, operating leases and contingent income
Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through the year 2004. In addition, the Company subleases a portion of its owned Ft. Lauderdale facility to a third party.

Properties
The Company headquarters is located in approximately 5,400 square feet of leased commercial space at Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a three year agreement at an annual rental of approximately $87,500 through January 2002.

The Company's Hillburn facility is located in approximately 21,000 square feet of leased industrial space. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of about $86,000 through May 2004.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996. Annual real estate taxes are approximately $24,000. The Company has entered into a three-year agreement, pursuant to which it leases 15,000 square feet of its Florida facility to an unaffiliated third party at a monthly rental of $12,500. During November 1998, the Company ceased principally all of its operations in this facility.

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

The Company's Charlotte, North Carolina facility is located in 12,000 square foot building which is leased from an unaffiliated third party pursuant to an agreement which expires in April 2000. Annual rent is approximately $42,000.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $60,000 pursuant to an agreement expiring in April 2001.

The Company's Mesa, Arizona office facility of about 4,000 square feet is leased from an unaffiliated third party at an annual rental of approximately $49,000; pursuant to an agreement expiring in February 2000.

In 1999, the Company opened a depot facility in Houston, Texas, which is located in 1,555 square feet located in a larger building and is leased from an unaffiliated third party at an annual rent of $6,700 pursuant to an agreement which expires in March 2000.

During January 1997, the Company entered into a contract to purchase a 29,000 square foot facility on 5.15 acres in Congers, New York for about $1.4 million; subject to approvals and ability to obtain financing. In October 1998, the Company cancelled the contract pursuant to its contingency provision and remains in occupancy under a monthly lease until terminated no later than May 1, 1999. The Company is leasing the facility for approximately $14,000 per month during the interim period.

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the year ended 1998 and 1997 totaled approximately $928,000 and $888,000, respectively.

Future commitments under operating leases, are summarized as follows:

(in thousands)
Rent expense
Years ended December 31,                          Amount
------------------------                          ------
 - 1999                                           $ 1051
 - 2000                                              694
 - 2001                                              604
 - 2002                                              168
 - 2003                                              103
 - Thereafter                                         42
                                                 -------
Total                                            $ 2,662
                                                 =======

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

During August 1996, the Company received a letter from the New York State Department of Environmental Conservation ("DEC") which stated that, in the opinion of DEC, the Company was the cause of the contamination of United's wells. The DEC letter stated that it is not aware of the extent of the contamination or how the refrigerants entered the groundwater.

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

During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of levels of R-11 in United's wells. Since August 1997 the levels of R-11 have remained nearly non-detectable and well under minimum contaminant levels established by the State of New York. In January 1998, the Company agreed to install a remediation system at the Company's facility that was previously proposed by Company to remove any remaining R-11 levels in the groundwater under and around the Company's facility. In August 1998 the DEC accepted the Company's proposal and requested that the Company proceed with the installation of the system. The Company is in the process of installing the system and is negotiating with the DEC for a Consent Order to permit the operation of the system. The cost of this remediation system is estimated to be in the range of approximately $80,000 to $100,000.

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

In June 1998, United Water commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 Million allegedly sustained as a result of the foregoing. In December 1998, United Water served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901, et. seq. ("RCRA"). The Company maintains that the allegations in the complaint are without merit and that the damages claimed by United Water are significantly overstated and bear little relation to any damages that United Water allegedly sustained. A motion has been filed on behalf of the Company to dismiss the RCRA cause of action, which motion is now pending. The Company intends to vigorously defend this action. A motion has been filed on behalf of the Company to dismiss the RCRA cause of action, which motion is now pending.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

During March and April, 1998, six (6) complaints, each alleging violations of Sections 10(b) and 20(a) of the Securities Exchange At of 1934, were filed by a total of eight shareholders, on behalf of themselves and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. The complaints in five of these actions seek relief on behalf of persons purchasing common stock between August 8, 1995 and August 15, 1997, and the complaint in the sixth action seeks relief on behalf of persons purchasing common stock between March 31, 1997 and August 15, 1997. The Company maintains that the allegations of wrongdoing alleged in the complaints are without merit. The Company intends to vigorously defend the claims brought against it and has retained the law firm of Davis, Polk and Wardwell for that defense. A motion has been made on behalf of the Company to dismiss the claims asserted, which motion is now pending.

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

In February 1999, an arbitration proceeding was commenced against Environmental Support Solutions,

Inc. ("ESS") by Mach 2 Systems, Inc. seeking recovery of approximately $20,000 and other ancillary relief, for consulting and programming services allegedly provided to ESS. ESS denies any liability for all such amounts and intends to defend the action vigorously.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to ESS.

The Company and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Employment agreements
The Company has entered into six multi-year employment agreements expiring by 2000 with officers of the Company, which provide for aggregate annual base salaries totaling $710,000.

Note 11 - Stock Option Plan

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

    The Company applies APB Opinion 25, `Accounting for Stock Issued to Employees', and related Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

    SFAS No.123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants since 1995.

Years ended December 31,
Assumptions                             1998        1997
-----------                             ----        ----
     Dividend Yield                    %   0       %   0
     Risk free interest rate             5.5           6
     Expected volatility                46.1        46.5
     Expected lives                        5           5

Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


(In thousands, except per share amounts)
Years ended December 31,
Pro forma results                            1998         1997
-----------------                            ----         ----
Net loss:
   As reported                           $(2,656)    $(16,288)
   Pro forma                             $(3,438)    $(16,977)
Loss per common share-basic
   As reported                             $(.52)      $(3.26)
   Pro forma                               $(.68)      $(3.39)


A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997 and changes for the years ending on those dates is presented below:

                                                 Weighted
Stock Option Plan Grants              Shares       Average
------------------------                          Exercise
                                                     Price
Outstanding at December 31, 1996       718,600      $ 6.94
--------------------------------
o        Granted                       261,666      $ 4.21
o        Exercised                    (83,240)      $ 5.43
o        Forfeited                    (16,500)      $ 7.13
                                      --------
Outstanding at December 31, 1997       880,526      $ 6.03
--------------------------------
o        Granted                       520,666      $ 3.50
o        Forfeited                    (26,550)      $ 5.74
                                      --------
Outstanding at December 31, 1998     1,374,642      $ 5.08
--------------------------------     =========      ======


Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 1998, and 1997 is shown below:

Options Exercisable
-------------------
                           Year  ended        Year  ended
                          December 31,       December 31,
                                  1998               1997
Options exercisable at
year-end                     1,052,525            619,060
                             ---------            -------

Weighted average
exercise price                   $5.15              $5.91
                                 -----              -----

Weighted average fair
value of options
granted during the
year                            $ 1.21             $ 1.89
                                ------             ------


                    Options Exercisable at December 31, 1998
                    -----------------------------------------

                                                Weighted
                           Number               -average
Range of Prices            Outstanding           Exercise
---------------            -----------            Price
                                                  -----
$2 to $4                       382,749           $ 3.29
$4 to $10                      584,776           $ 5.28
$10 to $16                      85,000           $11.05
                          ------------
$2 to $16                    1,052,525           $ 5.15
                          ============

The following table summarizes information about stock options outstanding at December 31, 1998:


                    Options Outstanding At December 31, 1998
                    ----------------------------------------
                                     Weighted-
                                       average     Weighted
                                     Remaining     -average
                        Number      Contractual    Exercise
Range of           Outstanding             Life       Price
Prices             -----------      -----------   ---------
$2 to $4               605,866        4.0 years       $3.50
$4 to $10              620,776        1.0 years       $5.23
$10 to $16             148,000        2.0 years      $10.82
                       -------
$2 to $16            1,374,642        2.0 years       $5.08
                     =========

During the initial phase-in period of SFAS 123, the effects on the pro-forma results are not likely to be representative of the effects on pro-forma results in future years since options vest over several years and additional awards could be made each year.

Note 12 - Subsequent Events

On March 16, 1999, the Shareholders of the Company approved an amendment to the Certificate of Incorporation to authorize the issuance of 5,000,000 shares of Preferred Stock. This authorization allows the Board of Directors to, among other things, set the number of shares, the dividend rate and the voting rights on any issuance of Preferred Stock.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming U.S. Discovery Fund III, LP and Fleming U.S. Discovery Offshore Fund III, LP. The gross proceeds from the sale of the Preferred Stock is $6,500,000. The Preferred Stock has voting rights, with Common Stock, on an as if converted basis up to 29% of the then outstanding voting shares. The holders of the Preferred Stock will provide the CEO and Secretary of the Company a proxy to vote any additional shares above the 29% limitation. The Preferred Stock carries a dividend rate of 7%, which will increase to 16% on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which is 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions, as defined in the agreement. The Company has engaged an advisor to facilitate the Company's efforts in connection with this transaction. The success fee for these services was $455,000 and warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company will use the net proceeds from the issuance of Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends on the Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. The Company may redeem the Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 24, 2001, the Company may call the Preferred Stock if the market price of the common stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Preferred Stock. The holders of the Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two advisors to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors.

In February 1999, a former director made an unsecured loan in the aggregate principal amount of $365,000 to the Company. Such loan is due on demand and bears interest at 12% per annum.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year note in the amount of $380,000. It is not anticipated that the Company will be involved in or control the operations of ESS. The Company does not believe that this sale has a material effect on the Company's financial condition or results of operations.