Form 10QSB
period 1999-03-31
HUDSON TECHNOLOGIES INC /NY
filed 1999-05-14
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412

                                   ----------

                            Hudson Technologies, Inc.

                                   ----------

        (Exact name of small business issuer as specified in its charter)

           New York                                             13-3641539
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                            Identification number)

         275 North Middletown Road                                 10965
           Pearl River, New York                                (ZIP Code)
 (Address of principal executive offices)


                 Issuer's telephone number, including area code:
                                 (914) 735-6000

                                   ----------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                 YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $0.01 par value                      5,085,820 shares
     -----------------------------                -----------------------------
              Class                               Outstanding at March 31, 1999

================================================================================

                            Hudson Technologies, Inc.
                                      Index


Part I.   Financial Information                                      Page Number

          Item 1
               Consolidated Balance Sheets                                 2
               Consolidated Statements of Operations                       3
               Consolidated Statements of Cash flows                       4
               Notes to the Consolidated Financial statements              5

          Item 2
               Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9

Part II.  Other information

               Item 1.- Legal Proceedings                                 15
               Item 2.- Changes in Securities and Use of Proceeds         17
               Item 6.- Exhibits and Reports on Form 8-K                  17

Signatures                                                                18

                         Part 1 - Financial Information

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheet
                (Amounts in thousands, except for share amounts)

                                                                   March 31,    December 31,
                                                                     1999           1998
                                                                   -------        -------
Assets                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                     $ 6,855        $   776
     Trade accounts receivable - net of allowance for doubtful
         accounts of $300 and $240                                   1,609          1,075
     Inventories                                                     2,443          3,284
     Prepaid expenses and other current assets                         225            208
                                                                   -------        -------
          Total current assets                                      11,132          5,343

Property, plant and equipment, less accumulated depreciation         5,248          5,332
Other assets                                                           111            184
                                                                   -------        -------
          Total Assets                                             $16,491        $10,859
                                                                   =======        =======

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                          $ 5,058        $ 4,250
    Short-term debt                                                    920          1,040
    Loans from stockholders
                                                                       365             --
                                                                   -------        -------
           Total current liabilities                                 6,343          5,290
Deferred income                                                         34             42
Long-term debt, less current maturities                              1,530          1,885
                                                                   -------        -------
           Total liabilities                                         7,907          7,217
                                                                   -------        -------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value; shares authorized
      20,000,000; issued outstanding 5,085,820                          51             51
    Series A convertible preferred stock, $.01 par value ($100 liquidation preference value) shares authorized 5,000,000;
      issued and outstanding 65,000 and none                         6,500             --
    Additional paid-in capital                                      21,843         22,545
    Accumulated deficit                                            (19,810)       (18,954)
                                                                   -------        -------

           Total stockholders' equity                                8,584          3,642
                                                                   -------        -------

 Total Liabilities and Stockholders' Equity                        $16,491        $10,859
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

                                                         Three month period
                                                           ended March 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------

Revenues                                             $     5,031    $     6,705
Cost of Sales                                              3,837          4,684
                                                     -----------    -----------
      Gross Profit                                         1,194          2,021

Operating expenses:
     Selling and marketing                                   383            392
     General and administrative                            1,253          1,242
     Depreciation and amortization                           336            273
                                                     -----------    -----------
          Total operating expenses                         1,972          1,907

Operating income (loss)                                     (778)           114

Other income (expense):
     Interest expense                                       (102)           (84)
     Other income                                             24             25
                                                     -----------    -----------
        Total other (expense)                                (78)           (59)
                                                     -----------    -----------

Income (loss) before income taxes                           (856)            55
Income taxes                                                  --             --
                                                     -----------    -----------
Net income (loss)                                    $      (856)   $        55
                                                     ===========    ===========
Net income (loss) per common share - basic           $     (0.17)   $      0.01
                                                     ===========    ===========
Weighted average number of shares outstanding          5,085,820      5,065,820
                                                     ===========    ===========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                             (Amounts in thousands)
                                                            Three month period
                                                              ended March 31,
                                                              1999        1998
                                                            -------     -------
Cash flows from operating activities:
Net Income (loss)                                           $  (856)    $    55
Adjustments to reconcile net income (loss)
   to cash provided  by operating activities:
     Depreciation and amortization                              336         273
     Allowance for doubtful accounts                             32          17

     Changes in assets and liabilities:
          Trade receivables                                    (566)     (2,699)
          Inventories                                           841       2,096
          Prepaid and other current assets                      (16)       (131)
          Other assets                                           77           4
          Accounts payable and accrued expenses                 808         459
          Deferred income                                        (8)         (5)
                                                            -------     -------
          Cash provided by operating activities                 648          69
                                                            -------     -------

Cash flows from investing activities:
Additions to property, plant, and equipment                    (257)       (109)
                                                            -------     -------
          Cash used by investing activities                    (257)       (109)
                                                            -------     -------

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock - net               5,798          --
Proceeds (Repayments) from short-term bank borrowings - net    (364)         52
Proceeds from loans to stockholders                             365          --
Repayment of long-term debt                                    (111)        (85)
                                                            -------     -------
          Cash provided (used) by financing activities        5,688         (33)
                                                            -------     -------

     Increase (decrease) in cash and cash equivalents         6,079         (73)
     Cash and equivalents at beginning of period                776         626
                                                            -------     -------
          Cash and equivalents at end of period             $ 6,855     $   553
                                                            =======     =======

Supplemental disclosure of cash flow information:
     Cash paid during period for interest                   $   102     $    84


See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily sells refrigerants and provides RefrigerantSide(TM) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1998.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. Effective March 19, 1999 the Company sold 75% of its ownership interest in Environmental Support Solutions, Inc. ("ESS") and as of that date no longer includes the results of its operations in the consolidated results of the Company (See Note
3).

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 1999 and December 31, 1998, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 1999 and December 31, 1998.

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

During the quarter ended March 31, 1999, one customer accounted for 23% and another customer accounted for 14% of the Company's revenues. During the quarter ended March 31, 1998, three customers each accounted for 32%, 15% and 11%, respectively, of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

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

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment or passage of title to customers in accordance with contractual terms. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities.

Income taxes

Hudson utilizes the assets and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for the current and prior period losses. The tax benefit associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Income (Loss) per common and equivalent shares

Income (Loss) per common share (Basic) is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of preferred stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin and reclaimable refrigerants from domestic suppliers and its customers. The Company has increased its inventory turnover rate and has less inventory than historically maintained. The Company's inability to obtain refrigerants on commercially reasonable terms or a decline in demand for refrigerants could cause delays in refrigerant processing, possible loss of revenues, and would have a material adverse affect on operating results.

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

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999.

The Company adopted SFAS No. 133 as of January 1, 1999. The adoption did not have a material effect on the Company's financial position or results of operations.

Note 2 -Stockholders Equity

On March 16, 1999, the Shareholders of the Company approved an amendment to the Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of Preferred Stock. This authorization allows the Board of Directors to, among other things, set the number of shares, the dividend rate and the voting rights on any issuance of Preferred Stock without further shareholder approval.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Preferred Stock were $6,500,000. The Preferred Stock has voting rights, with Common Stock, on an as if converted basis up to 29% of the then outstanding voting shares. The holders of the Preferred Stock will provide the CEO and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above the 29% limitation. The Preferred Stock carries a dividend rate of 7%, which will increase to 16% on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which is 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions, as defined in the agreement. The Company engaged an advisor to facilitate the Company's efforts in connection with this transaction. In addition to the advisor fees of $560,000, the Company issued to the advisor, warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company will use the net proceeds from the issuance of Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends on the Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. The Company may redeem the Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Preferred Stock if the market price of the Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Preferred Stock. The holders of the Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two observers to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors.

In connection with the sale of the Series A Preferred Stock, and in addition to the sales fees of $560,000, the Company has issued 136,842 warrants to a registered broker - dealer to purchase the Company's common stock at an exercise price of $2.73 per share.

The Company incurred an aggregate of $701,793 in costs associated with the sale of the Series A Preferred Stock and such costs have been charged to additional paid-in capital.

Note 3 - Sale of ESS

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. It is not anticipated that the Company will be involved in or control the operations of ESS. The Company will recognize as income the portion of the proceeds associated with the net receivables upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operation.

Note 4 - Loan from Stockholder

In February 1999, a former director made an unsecured loan in the aggregate principal amount of $365,000 to the Company. Such loan was due on demand and bore interest at 12% per annum. On April 16, 1999, the Company repaid the loan together with outstanding interest.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, including the need of the Company to obtain additional working capital, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, uncertainties related to the Company's year 2000 compliance efforts and the ability of key suppliers and customers to be year 2000 compliant and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company believes that there will be a trend towards lower sales prices, volume and gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse affect on operating results.

Historically, the Company has derived a majority of its revenues from the sale of refrigerants. The Company has begun to change its business focus towards service revenues through the development of a service offering known as RefrigerantSide(TM) Services. In addition, the Company also provides refrigerant management services, consisting principally of recovery and reclamation of refrigerant used in commercial air conditioning, industrial processing and refrigeration systems. While refrigerant sales continue to represent a significant portion of the Company's revenues, the Company has diverted a substantial portion of its sales resources towards service sales.

The net proceeds of the sale of the Company's Series A Preferred Stock is expected to be used to expand the Company's service offering through a network of depots that provide a full range of the Company's on site RefrigerantSide(TM) Services. Management believes that these services represent the Company's long term growth potential. The Company expects that it will incur additional expenses and potential losses during the coming quarters related to the expansion of its depot network.

The change in business focus towards revenues generated from service may cause a material reduction in revenues derived from the sale of refrigerants. In addition, in an attempt to lower its exposure to market conditions, the Company has increased its inventory turnover rate. As a result, the Company's inventory levels have significantly been reduced. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants the Company could realize delays in refrigerant processing, and possible loss of revenues which could have a material adverse affect on operating results.

Results of Operations

Three months ended March 31, 1999 as compared to the three months ended March 31, 1998

Revenues for the three months ended March 31, 1999 were $5,031,000, a decrease of $1,674,000 or 25% from the $6,705,000 reported during the comparable 1998 period. The decrease was attributable to a lower volume of refrigerant and service revenues primarily to a principal customer. During the 1999 period the Company experienced a short fall of product availability to meet certain of its refrigerant sales. If the Company is unable to obtain product in the future the Company would experience a reduction in refrigerant revenues which would have a material adverse affect on operating results.

Cost of sales for the three months ended March 31, 1999 were $3,837,000, a decrease of $847,000 or 18% from the $4,684,000 reported during the comparable 1998 period due mainly to a lower volume of refrigerant sales. As a percentage of sales, cost of sales were 76% of revenues for the three month period ended March 31, 1999, an increase from the 70% reported for the comparable 1998 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in labor costs and other operating costs.

Operating expenses for the three months ended March 31, 1999 were $1,972,000, an increase of $65,000 or 3% from the $1,907,000 reported during the comparable 1998 period. The increase was primarily attributable to an increase in depreciation and amortization expense.

Other income (expense) for the three months ended March 31, 1999 was ($78,000), an increase of $19,000 or 32% from the ($59,000) reported during the comparable 1998 period. Other income (expense) includes interest expense of $102,000 and $84,000 for 1999 and 1998, respectively, offset by other income of $24,000 and $25,000 for 1999 and 1998, respectively. The increase in interest expense is primarily attributed to an increase in borrowings during 1999 as compared to 1998. Other income primarily relates to sublease rental income.

No income taxes for the three months ended March 31, 1999 and 1998 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 1999 and 1998 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for the three months ended March 31, 1999 was $856,000, as compared to net income of $55,000 reported during the comparable 1998 period. The net loss was primarily attributable to lower volume on refrigerant and service sales and a slight increase in operating expenses.

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of approximately $4,789,000, an increase of $4,736,000 from the $53,000 at December 31, 1998. The increase in working capital is primarily attributable to the sale of the Company's Series A Convertible Preferred Stock pursuant to which the Company received gross proceeds of $6,500,000 offset by the net loss incurred during the quarter ended March 31, 1999. A principal component of current assets is inventory. At March 31, 1999, the Company had inventories of $2,443,000, a decrease of $841,000 or 26% from the $3,284,000 at December 31, 1998. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash provided by operating activities for the three months ended March 31, 1999, was $648,000 compared with net cash provided by operating activities of $69,000 for the comparable 1998 period. Net cash provided by operating activities was attributable mainly to the reduction of inventories, an increase in accounts payable and accrued expenses offset by the net loss for the 1999 period.

Net cash used by investing activities for the three months ended March 31, 1999, was $257,000 compared with net cash used by investing activities of $109,000 for the prior comparable 1998 period. The net cash usage consisted primarily of equipment additions primarily associated with the expansion of the depot network.

Net cash provided by financing activities for the three months ended March 31, 1999, was $5,688,000 compared with net cash used by financing activities of $33,000 for the comparable 1998 period. The net cash provided by financing activities primarily consisted of proceeds from the sale of the Company's Series A Preferred Stock offset by the repayment of long term debt for the 1999 period.

At March 31, 1999, the Company had cash and equivalents of $6,855,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $671,000 at March 31, 1999 bears interest rate of 9.25% and is repayable over 20 years through January 2017. The Company has principally ceased its operations at this facility and continues to sublease the entire facility for $7,500 per month increasing to $12,500 per month on May 1, 1999.

During 1996, the Company obtained financing from two lending institutions which enabled it to rent an additional $1.7 million of equipment under terms of operating leases. Hudson utilized these facilities to acquire automated aerosol packaging equipment of approximately $1,000,000, ten refrigerant gas bulk-tank storage units of approximately $400,000, and other industrial equipment of $300,000. The Company has signed a non-binding letter of intent with an unrelated third party for the sale of the aerosol packaging equipment. The letter of intent is subject to the execution of a formal agreement and anticipates the completion of the sale by July 1999.

During January 1997, the Company entered into a month to month lease of, and a contract to purchase, a 29,000 square foot facility on 5.15 acres in Congers, New York for approximately $1.4 million; subject to approvals and ability to obtain financing. In October 1998, the Company cancelled the contract pursuant to its contingency provision. The Company has received a notice of cancellation from the landlord to terminate the month to month lease on May 1, 1999 and the Company remains in occupancy as a hold over pending the removal of its aerosol packaging equipment located at the facility.

The anticipated sale, by the Company, of the aerosol packaging equipment contained in the Congers facility and the exit from the Congers facility are not expected to have a material adverse effect on the Company's financial position or results of operations because the Company believes that it will continue to sell certain refrigerants without the use of the aerosol packaging equipment. However, there can be no assurance that the Company will be able to offset any loss of revenues due to the sale of the aerosol packaging equipment and the exit of the Congers facility.

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increases to $6,500,000 in 1999. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of March 31, 1999, the Company has availability under its revolving line of credit of approximately $1,090,000. Advances, available to the Company, under the term loan (currently approximately $818,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of March 31, 1999, the Company had $1,213,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5%, 10% at March 31, 1999, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and expires April 29, 2001. The value of the warrants were not deemed to be material.

In February 1999, a former director made an unsecured loan in the aggregate principal amount of $365,000 to the Company. Such loan was due on demand and bore interest at 12% per annum. On April 16, 1999, the Company repaid the loan together with outstanding interest.

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. It is not anticipated that the Company will be involved in or control the operations of ESS. The Company will recognize as income the portion of the proceeds associated with the net receivables upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operation.

The Company is continuing to evaluate opportunities to rationalize its other operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to operations.

The Company believes that its cash flow from operations, together with the proceeds from the sale of its Series A Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the next year. Any additional expansion or acquisition opportunities that may arise in the future may affect the Company's future capital needs.

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

During the quarter ended March 31, 1999 and 1998, two and three customers accounted for an aggregate of 47% and 58%, respectively, of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable); changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the
Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. Accordingly, the second half of the year results of operations have reflected losses. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principle customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse affect on the Company's financial position and significant losses.

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

The Company is currently assessing and modifying its computer, production and facility systems and business processes to provide for their continued functionality at the Year 2000. The Company is also continuing to assess the readiness of third parties and is seeking to address the Year 2000 issue with those entities. However, the Company has limited knowledge of the readiness and has no control over the actions taken by these parties, and accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of their Year 2000 compliance issues. The Company is augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems. The Company continues to expect that substantially all new system upgrades or reprogramming efforts will be completed by June 30, 1999. The costs associated with these procedures have not been and are not expected to be material to the Company's financial condition or results of operations and such costs have been expensed as incurred.

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

During December 1997, United alleged that it discovered levels of Dichlorodifluoromethane (R-12) in two of its wells within close proximity to the Company's facility, and has alleged that the Company is the source. Sampling by the Company of various monitoring wells installed around the Company's facilities have been taken on a monthly basis since August 1996 and have failed to detect any levels of R-12 in the groundwater in and around the Company's facility.

During August and September 1997, various proposals for possible further remediation were discussed with the DEC and United in light of the reduction of levels of R-11 in United's Wells. From August 1997 through March 1999 the levels of R-11 remained nearly non-detectable and well under minimum contaminant levels established by the State of New York. In January 1998, the Company agreed to install a remediation system at the Company's facility to remove any remaining R-11 levels in the groundwater under and around the Company's facility. In
August 1998 the DEC accepted the Company's proposal and requested that the Company proceed with the installation of the system. The cost of this remediation system was estimated to be approximately $100,000.

In June 1998, United commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 Million allegedly sustained as a result of the foregoing. In December 1998, United served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901, et. seq. ("RCRA") The Company maintains that the allegations in the complaint are without merit and that the damages claimed by United are significantly overstated and bear little relation to any damages that United allegedly sustained. A motion has been filed on behalf of the Company to dismiss the RCRA cause of action, which motion is now pending.

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility of what was ultimately determined to be approximately 7,800 lbs. of R-11, as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located. An amount of the R-11 escaped the secondary containment area through an open drain from the secondary containment area for removing accumulated rainwater and entered the ground. The Company immediately commenced excavation operations to remove contaminated soil and has taken a number of other steps to mitigate and minimize contamination, including acceleration of the installation of the planned remediation system.

In April 1999, the Company was advised by United that one of its wells within close proximity to the Company's facility showed elevated levels of R-11 in excess of 200 ppb. and was taking certain steps and would be incurring costs in an attempt to remediate any contamination. In response to the release, the Company requested, and in May 1999, received permission from the DEC to operate the system pending negotiation and finalization of a Consent Order covering the operation of the system. The remediation system was put into operation on May 7, 1999. The Company continues to work with the NYSDEC, United and with the Company's experts to determine the scope of any contamination, and to develop and implement plans to deal with and remediate any such contamination.

In May 1999, United submitted supplemental affidavits and exhibits to the Rockland County Supreme Court in connection with the Company's pending motion, which relate to the April 1, 1999 release. The Company has responded to that supplemental information, and the motion remains pending.

The Company carries $1,000,000 of pollution liability insurance per occurrence and has put the insurance carrier on notice of the release and possible claims of United. There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement, or the effects of the April 1, 1999 release, will not have a material adverse effect on the Company's financial condition and results of operations.

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

In May 1998, an action was commenced in the Supreme Court of the State of New York, Rockland County, by BNY Financial Corporation ("BNY") against the Company seeking damages in the amount of $49,051 for legal fees and expenses allegedly incurred in connection with certain financial dealings and discussions engaged in between the Company and BNY. The Company denies any liability for such expenses and intends to defend the action vigorously, and has also asserted counterclaims seeking the return of certain fees paid by the Company to BNY in connection with those financial dealings. BNY has filed a motion seeking summary judgment against the Company. The Company's time to submit opposition to that motion has not yet expired.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

In February 1999, an inspection was performed by the Occupational Safety and Health Administration of the Company's Hillburn, New York facility in response to a complaint by an unnamed third party. The Company has entered into a settlement agreement with the Administration by which the Company has agreed to take action to address certain allegations of the Administration and to pay a total of $9,500 to the Administration in civil penalties.

Hudson Technologies and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 1999, the Company granted options to purchase 28,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. The Company relied on Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On March 16, 1999, the shareholders of the Company approved an amendment to the Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of Preferred Stock. This authorization allows the Board of Directors to, among other things, set the number of shares, the dividend rate and the voting rights on any issuance of Preferred Stock without further shareholder approval.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Preferred Stock were $6,500,000. The Preferred Stock has voting rights, with Common Stock, on an as if converted basis up to 29% of the then outstanding voting shares. The holders of the Preferred Stock will provide the CEO and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above the 29% limitation. The Preferred Stock carries a dividend rate of 7%, which will increase to 16% on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which is 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions, as defined in the agreement. The Company engaged an advisor to facilitate the Company's efforts in connection with this transaction. In addition to the advisor fees of $560,000, the Company issued to the advisor, warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company will use the net proceeds from the issuance of Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends on the Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. The Company may redeem the Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Preferred Stock if the market price of the Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Preferred Stock. The holders of the Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two observers to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are attached to this report.

     Exhibit 10: Contract of sale, dated March 19, 1999, for 75% interest in Environmental Support Solutions, Inc.

     Exhibit 27:  Financial Data Schedule (for SEC use only)


     (b) No report on Form 8-K filed during the quarter ended March 31, 1999.

                   Hudson Technologies, Inc. and subsidiaries
                          Form 10-QSB of March 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                        HUDSON TECHNOLOGIES, INC.

                                        By: /s/ Kevin J. Zugibe    May 14, 1999
                                            ------------------------------------
                                                Kevin J. Zugibe         Date
                                                Chairman/CEO



                                        By: /s/ Brian F. Coleman   May 14,1999
                                            ------------------------------------
                                                Brian F. Coleman        Date
                                                Vice President and
                                                Chief Financial Officer