Form 10QSB
period 1999-06-30
HUDSON TECHNOLOGIES INC /NY
filed 1999-08-13
CIK 925528

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                 Issuer's telephone number, including area code:
                                 (914) 735-6000

                              ---------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common stock, $0.01 par value                     5,085,820 shares
   -----------------------------                     ----------------
             Class                              Outstanding at July 31,1999

================================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.  Financial Information                                      Page Number
-------  ---------------------                                      -----------

         Item 1.- Consolidated Balance Sheets                            3
                  Consolidated Statements of Operations                  4
                  Consolidated Statements of Cash flows                  5
                  Notes to the Consolidated Financial Statements         6

         Item 2.- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10

Part II. Other information
-------- -----------------

         Item 1.- Legal Proceedings                                     17
         Item 2.- Changes in Securities and Use of Proceeds             19
         Item 6.- Exhibits and Reports on Form 8-K                      19

Signatures                                                              20

                         Part 1 - Financial Information

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
                (Amounts in thousands, except for share amounts)

                                                                   June 30,   December 31,
                                                                    1999         1998
                                                                    ----         ----
Assets                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                    $  2,489    $    776
     Trade accounts receivable - net of allowance for doubtful
         accounts of $236 and $240                                   2,026       1,075
     Inventories                                                     4,693       3,284
     Prepaid expenses and other current assets                         285         208
                                                                  --------    --------
          Total current assets                                       9,493       5,343

Property, plant and equipment, less accumulated depreciation         5,879       5,332
Other assets                                                           124         184
                                                                  --------    --------
          Total Assets                                            $ 15,496    $ 10,859
                                                                  ========    ========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                         $  3,840    $  4,250
    Short-term debt                                                  2,095       1,040
                                                                  --------    --------
           Total current liabilities                                 5,935       5,290
Deferred income                                                         30          42
Long-term debt, less current maturities                              1,732       1,885
                                                                  --------    --------
           Total Liabilities                                         7,697       7,217
                                                                  --------    --------
Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value; shares authorized
      20,000,000; issued outstanding 5,085,820                          51          51
    Preferred stock shares authorized 5,000,000:
       Series A convertible preferred stock, $.01 par value
          ($100 liquidation preference value) shares authorized
           75,000; issued and outstanding 65,000 and none            6,500        --
    Additional paid-in capital                                      21,845      22,545
    Accumulated deficit                                            (20,597)    (18,954)
                                                                  --------    --------
           Total Stockholders' Equity                                7,799       3,642
                                                                  --------    --------
 Total Liabilities and Stockholders' Equity                       $ 15,496    $ 10,859
                                                                  ========    ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)
                                   (unaudited)

                                                    Three month period              Six month period
                                                        ended June 30,                ended June 30,
                                                    1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
Revenues                                        $     3,995    $     8,820    $     9,027    $    15,525
Cost of sales                                         3,002          6,723          6,840         11,407
                                                -----------    -----------    -----------    -----------
      Gross Profit                                      993          2,097          2,187          4,118
                                                -----------    -----------    -----------    -----------
Operating expenses:
     Selling and marketing                              469            384            852            776
     General and administrative                         882          1,194          2,135          2,436
     Depreciation and amortization                      328            274            664            547
                                                -----------    -----------    -----------    -----------
          Total operating expenses                    1,679          1,852          3,651          3,759
                                                -----------    -----------    -----------    -----------
Operating income (loss)                                (686)           245         (1,464)           359
                                                -----------    -----------    -----------    -----------
Other income (expense):
     Interest expense                                  (106)          (114)          (208)          (198)
     Loss on sale of equipment                          (80)          --              (80)          --
     Other income                                        85             27            109             52
                                                -----------    -----------    -----------    -----------
        Total other income (expense)                   (101)           (87)          (179)          (146)
                                                -----------    -----------    -----------    -----------
Income (loss) before income taxes                      (787)           158         (1,643)           213
Income taxes                                           --             --             --             --
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $      (787)   $       158    $    (1,643)   $       213
                                                ===========    ===========    ===========    ===========
                                                                                             -----------
Net income (loss) per common share - basic      $     (0.18)   $      0.03    $     (0.35)   $      0.04
                                                ===========    ===========    ===========    ===========
Weighted average number of shares outstanding     5,085,820      5,065,820      5,085,820      5,065,820
                                                ===========    ===========    ===========    ===========
Net income (loss) per common share - dilutive   $     (0.18)   $      0.03    $     (0.35)   $      0.04
                                                ===========    ===========    ===========    ===========
Weighted average number of shares outstanding     5,085,820      5,079,781      5,085,820      5,076,313
                                                ===========    ===========    ===========    ===========

See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                             (Amounts in thousands)

                                                                     Six month period
                                                                      ended June 30,
                                                                    1999         1998
                                                                    ----         ----
Cash flows from operating activities:
Net income (loss)                                                $(1,643)      $   213
Adjustments to reconcile net income (loss)
   to cash provided (used) by operating activities:
     Depreciation and amortization                                   664           547
     Allowance for doubtful accounts                                  41            53
     Changes in assets and liabilities:
          Trade receivables                                         (992)       (2,224)
          Inventories                                             (1,409)        2,348
          Prepaid and other current assets                           (76)         (126)
          Other assets                                                58           (28)
          Accounts payable and accrued expenses                     (410)            5
          Deferred income                                            (12)           (9)
                                                                 -------       -------
          Cash provided (used) by operating activities            (3,779)          779
                                                                 -------       -------

Cash flows from investing activities:
Additions to property, plant, and equipment                       (1,209)         (312)
                                                                 -------       -------
          Cash used by investing activities                       (1,209)         (312)
                                                                 -------       -------

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock - net                    5,800          --
Proceeds (repayments) from short-term bank borrowings - net          784        (1,140)
Proceeds from long-term debt                                         437           950
Repayment of long-term debt                                         (320)         (119)
                                                                 -------       -------
          Cash provided (used) by financing activities             6,701          (309)
                                                                 -------       -------

     Increase in cash and cash equivalents                         1,713           158
     Cash and equivalents at beginning of period                     776           626
                                                                 -------       -------
          Cash and equivalents at end of period                  $ 2,489       $   784
                                                                 =======       =======
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                        $   208       $   198

         See accompanying Notes to the Consolidated Financial Statement

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

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ending December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. Effective March 19, 1999 the Company sold 75% of its ownership interest in Environmental Support Solutions, Inc. ("ESS") and as of that date no longer includes the results of that operation in the consolidated results of the Company (See Note
3).

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 1999 and December 31, 1998, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 1999 and December 31, 1998.

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

During the six months ended June 30, 1999, two customers accounted for 19% and 10%, respectively, of the Company's revenues. During the six months ended June 30, 1998, two customers accounted for 36% and 15%, respectively, of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

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

Income (Loss) per common and equivalent shares

Income  (Loss) per common share  (Basic) is  calculated  based on the Net Income
(Loss) for the period less accrued dividends on the outstanding preferred stock, $113,000 as of June 30, 1999, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of preferred stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin and reclaimable refrigerants from domestic suppliers and its customers. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues which would have a material adverse affect on operating results.

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

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Preferred Stock were $6,500,000. The Preferred Stock has voting rights on an as if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible. However, the holders of the Preferred Stock will provide the CEO and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16% on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions. The Company engaged an advisor to facilitate the Company's efforts in connection with this transaction. In addition to the advisor fees of $560,000, the Company issued to the advisor, warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company is using the net proceeds from the issuance of Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends, in arrears, on the Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which dividends will be paid in cash. The Company may redeem the Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Preferred Stock if the market price of the Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Preferred Stock. The holders of the Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two observers to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders will elect two members to the Board of Directors.

The Company incurred an aggregate of $700,000 in costs associated with the sale of the Series A Preferred Stock and such costs have been charged to additional paid-in capital.

Note 3 - Sale of ESS

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. It is not anticipated that the Company will be involved in, or control, the operations of ESS. The Company will recognize as income the portion of the proceeds associated with the net receivables upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, uncertainties related to the Company's year 2000 compliance efforts and the ability of key suppliers and customers to be year 2000 compliant and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company believes that there will be a trend towards lower sales prices, volume and gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse effect on operating results.

Historically, the Company has derived a majority of its revenues from the sale of refrigerants. The Company has changed its business focus towards service revenues through the development of a service offering known as RefrigerantSide(TM) Services. Pursuant to this change in business focus, the Company has developed a strategic business plan and as of June 30, 1999 it has begun to implement this plan. In addition, the Company also provides refrigerant management services, consisting principally of recovery and reclamation of refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. While refrigerant sales continue to represent a significant portion of the Company's revenues, the Company has diverted a substantial portion of its sales resources towards service sales.

In March 1999, the Company completed the sale of its Series A Preferred Stock and received net proceeds of $5,800,000. The net proceeds of the sale of the Company's Series A Preferred Stock are being used to expand the Company's service offering, and provide working capital, through a network of depots that provide a full range of the Company's on site RefrigerantSide(TM) Services. Management believes that these services represent the Company's long term growth potential. However, in the short term, while the Company believes it will experience an increase in revenues from its RefrigerantSide(TM) Services, such an increase will not be sufficient to offset a substantial reduction in refrigerant revenue. The Company expects that it will incur additional expenses and losses during the coming quarters related to the expansion of its depot network.

The change in business focus towards revenues generated from service may cause a material reduction in revenues derived from the sale of refrigerants. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and possible loss of revenues which would have a material adverse affect on operating results.

Results of Operations

Three months ended June 30, 1999 as compared to the three months ended June 30, 1998

Revenues for the three months ended June 30, 1999 were $3,995,000, a decrease of $4,825,000 or 55% from the $8,820,000 reported during the comparable 1998 period. The decrease was primarily attributable to lower revenues generated from a principal customer and the lack of revenues from ESS, which was sold during the first quarter of 1999, partially offset by an increase in RefrigerantSide(TM) Services revenue. In addition, during the 1999 period the Company experienced a short fall of product availability on a timely basis to meet certain of its refrigerant sales. If the Company is unable to obtain product in the future, the Company would experience a reduction in refrigerant revenues which would have a material adverse affect on operating results.

Cost of sales for the three months ended June 30, 1999 were $3,002,000, a decrease of $3,721,000 or 55% from the $6,723,000 reported during the comparable 1998 period due mainly to a lower volume of refrigerant sales. As a percentage of sales, cost of sales were 75% of revenues for the three month period ended June 30, 1999, a decrease from the 76% reported for the comparable 1998 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a decrease in lower margin refrigerant sales.

Operating expenses for the three months ended June 30, 1999 were $1,679,000, a decrease of $173,000 or 9% from the $1,852,000 reported during the comparable 1998 period. The decrease was primarily attributable to a lack of operating expenses attributed to ESS offset by an overall increase in selling and depreciation and amortization expense.

Other income (expense) for the three months ended June 30, 1999 was ($101,000), an increase of $14,000 from the ($87,000) reported during the comparable 1998 period. Other income (expense) includes interest expense of $106,000 and $114,000 for 1999 and 1998, respectively, offset by other income of $85,000 and $27,000 for 1999 and 1998, respectively. In addition, in 1999, the Company recognized a loss on the sale of equipment in the amount of $80,000. Other income primarily relates to interest and lease rental income.

No income taxes for the three months ended June 30, 1999 and 1998 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 1999 and 1998 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for the three months ended June 30, 1999 was $787,000, as compared to net income of $158,000 reported during the comparable 1998 period. The net loss was primarily attributable to lower volume of refrigerant revenues.

Six months ended June 30, 1999 as compared to the six months ended June 30, 1998

Revenues for the six months ended June 30, 1999 were $9,027,000, a decrease of $6,498,000 or 42% from the $15,525,000 reported during the comparable 1998 period. The decrease was primarily attributable to lower revenues generated from a principal customer and the lack of revenues from ESS, which was sold in the first quarter of 1999, partially offset by an increase in RefrigerantSide(TM) Services revenue. In addition, during the 1999 period the Company experienced a short fall of product availability on a timely basis to meet certain of its refrigerant sales. If the Company is unable to obtain product in the future, the Company would experience a reduction in refrigerant revenues which would have a material adverse affect on operating results.

Cost of sales for the six months ended June 30, 1999 were $6,840,000, a decrease of $4,567,000 or 40% from the $11,407,000 reported during the comparable 1998 period due mainly to a reduction in the volume of lower margin refrigerant and service revenues. As a percentage of sales, cost of sales were 76% of revenues for the six-month period ended June 30, 1999, an increase from the 74% reported for the comparable 1998 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in labor and other operating costs.

Operating expenses for the six months ended June 30, 1999 were $3,651,000, a decrease of $108,000 or 3% from the $3,759,000 reported during the comparable 1998 period. The decrease was primarily attributable to a lack of operating expenses from ESS offset by an increase in selling and depreciation and amortization expense.

Other income (expense) for the six months ended June 30, 1999 was ($179,000), an increase of $33,000 from the ($146,000) reported during the comparable 1998 period. Other income (expense) includes interest expense of $208,000 and $198,000 for 1999 and 1998, respectively, offset by other income of $109,000 and $52,000 for 1999 and 1998, respectively. In addition, in 1999, the Company recognized a loss on the sale of equipment in the amount of $80,000. Other income primarily relates to interest and lease rental income.

No income taxes for the six months ended June 30, 1999 and 1998 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 1999 and 1998 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for the six months ended June 30, 1999 was $1,643,000, as compared to the net income of $213,000 reported during the comparable 1998 period. The increase in net loss was primarily attributable to lower volume on refrigerant sales revenues.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of approximately $3,558,000, an increase of $3,505,000 from the $53,000 of working capital at December 31, 1998. The increase in working capital is primarily attributable to the sale of the Company's Series A Convertible Preferred Stock pursuant to which the Company received net proceeds of $5,800,000 offset by the net loss incurred during the six months ended June 30, 1999. A principal component of current assets is inventory. At June 30, 1999, the Company had inventories of $ 4,693,000, an increase of $1,409,000 or 43% from the $3,284,000 at December 31, 1998. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash used by operating activities for the six months ended June 30, 1999, was $3,779,000 compared with net cash provided by operating activities of $779,000 for the comparable 1998 period. Net cash used by operating activities was attributable mainly to the increase of inventories, trade receivables, a decrease in accounts payable and accrued expenses and by the net loss for the 1999 period.

Net cash used by investing activities for the six months ended June 30, 1999, was $1,209,000 compared with net cash used by investing activities of $312,000 for the prior comparable 1998 period. The net cash usage consisted primarily of equipment additions primarily associated with the expansion of the depot network.

Net cash provided by financing activities for the six months ended June 30, 1999, was $6,701,000 compared with net cash used by financing activities of $309,000 for the comparable 1998 period. The net cash provided by financing activities primarily consisted of proceeds from the sale of the Company's Series A Preferred Stock and proceeds from long and short term debt for the 1999 period.

At June 30, 1999, the Company had cash and equivalents of $2,489,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage balance of $668,000 at June 30, 1999 bears interest rate of 9.25% and is repayable over 20 years through January 2017. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at a current level of $12,500 per month to an unrelated third party. The Company expects to sell this property in the foreseeable future.

During 1996, the Company obtained financing from two lending institutions which enabled it to rent an additional $1.7 million of equipment under terms of operating leases. Hudson utilized these facilities to acquire automated aerosol packaging equipment of approximately $1,000,000, ten refrigerant gas bulk-tank storage units of approximately $400,000, and other industrial equipment of $300,000. In July, 1999 the Company sold the aerosol packaging equipment to an unrelated third party and has correspondingly reduced the balance of the remaining payments under the lease related to these assets. During the quarter ended June 30, 1999, the Company recognized an $80,000 loss on the sale of the equipment.

During January 1997, the Company entered into a month to month lease of, and a contract to purchase, a 29,000 square foot facility on 5.15 acres in Congers, New York for approximately $1.4 million; subject to approvals and ability to obtain financing. In October 1998, the Company cancelled the contract pursuant to its contingency provision. In June 1999, the Company entered into an agreement with the landlord to terminate the month to month lease. Pursuant to that agreement, the Company vacated that facility effective August 1, 1999.

The sale, by the Company, of the aerosol packaging equipment contained in the Congers facility and the exit from the Congers facility is not expected to have a material adverse effect on the Company's financial position or results of operations because the Company believes that it will continue to sell certain refrigerants without the use of the aerosol packaging equipment. However, there can be no assurance that the Company will be able to sell certain refrigerants and offset the loss of revenues due to the sale of the aerosol packaging equipment and the exit of the Congers facility.

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of June 30, 1999, the Company has availability under its revolving line of credit of approximately $1,495,000. Advances, available to the Company, under the term loan (currently approximately $779,000) are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of June 30, 1999, the Company had $2,326,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5%, (10.25% at June 30, 1999) and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and expires April 29, 2001. The value of the warrants were not deemed to be material.

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. It is not anticipated that the Company will be involved in, or control, the operations of ESS. The Company will recognize as income the portion of the proceeds associated with the net receivables upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operation.

The Company is continuing to evaluate opportunities to rationalize its other operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to exit certain operations.

On March 16, 1999, the shareholders of the Company approved an amendment to the Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of Preferred Stock. This authorization allows the Board of Directors to, among other things, set the number of shares, the dividend rate and the voting rights on any issuance of Preferred Stock without further shareholder approval.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Preferred Stock were $6,500,000. The Preferred Stock has voting rights on an as if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible. However, the holders of the Preferred Stock will provide the CEO and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16% on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions. The Company engaged an advisor to facilitate the Company's efforts in connection with this transaction. In addition to the advisor fees of $560,000, the Company issued to the advisor, warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company is using the net proceeds from the issuance of Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends, in arrears, on the Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which dividends will be paid in cash. The Company may redeem the Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Preferred Stock if the market price of the Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Preferred Stock. The holders of the Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two observers to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders will elect two members to the Board of Directors.

The Company incurred an aggregate of $700,000 in costs associated with the sale of the Series A Preferred Stock and such costs have been charged to additional paid-in capital.

The Company believes that its cash flow from operations, together with the proceeds from the sale of its Series A Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the next year. Any additional expansion or acquisition opportunities that may arise in the future may affect the Company's future capital needs. However, there can be no assurances that the Company's proposed or future expansion plans will be successful, and as such, the Company may have further capital needs.

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

During the six months ended June 30, 1999, two customers accounted for an aggregate of 29% of the Company's revenues. During the six months ended June 30, 1998, two customers accounted for an aggregate of 51% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as incurred in 1999, would have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the
Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. Accordingly, the second half of the year results of operations have reflected additional losses due to a decrease in revenues. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principle customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse affect on the Company's financial position and significant losses.

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

The Company is currently assessing and modifying its computer, production and facility systems and business processes to provide for their continued functionality at the Year 2000. The Company is also continuing to assess the readiness of third parties and is seeking to address the Year 2000 issue with those entities. However, the Company has limited knowledge of the readiness and has no control over the actions taken by these parties, and accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of their Year 2000 compliance issues. The Company is augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems. The Company continues to expect that substantially all new system upgrades or reprogramming efforts will be completed before December 31, 1999. The costs associated with these procedures have not been and are not expected to be material to the Company's financial condition or results of operations and such costs have been expensed as incurred.

The Company believes that modification of existing software and conversions to new software should result in Year 2000 compliance. However, given the complexity and potential unknowns of the Year 2000 issue, the impact on business operations due to failure by the Company to achieve compliance or failure by external entities, such as suppliers and vendors, to achieve compliance, which the Company cannot control, could adversely affect the Company's future results of operations. There can be no assurance that the Company will be entirely successful with its compliance.

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

In June 1998, United commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the foregoing. In December 1998, United served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901, et. seq. ("RCRA"). The Company maintains that the allegations in the complaint are without merit and that the damages claimed by United are significantly overstated and bear little relation to any damages that United allegedly sustained. A motion has been filed on behalf of the Company to dismiss the RCRA cause of action, which motion has been pending since March 1999.

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility of what was ultimately determined to be approximately 7,800 lbs. of R-11, as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located. An amount of the R-11 escaped the secondary containment area through an open drain for removing accumulated rainwater and entered the ground. The Company immediately commenced excavation operations to remove contaminated soil and has taken a number of other steps to mitigate and minimize contamination, including acceleration of the installation of the planned remediation system.

In April 1999, the Company was advised by United that one of its wells within close proximity to the Company's facility showed elevated levels of R-11 in excess of 200 ppb. and was taking certain steps and would be incurring costs in an attempt to remediate any contamination. In response to the release, the Company requested, and in May 1999, received permission from the DEC to operate the system pending negotiation and finalization of a Consent Order covering the operation of the system. The remediation system was put into operation on May 7, 1999. The level of R-11 in United's Well have steadily decreased since June 1, 1999 after rising to a level in excess of 700 ppb. The Company continues to work with the DEC, United and with the Company's experts to determine the scope of any contamination, and to develop and implement plans to deal with and remediate any such contamination.

In May 1999, United submitted supplemental affidavits and exhibits to the Rockland County Supreme Court in connection with the Company's pending motion which relate to the April 1, 1999 release. The Company responded to that supplemental information, and the motion remains pending. In July 1999, United filed a motion seeking permission to amend its complaint in that action to allege facts relating to, and to seek damages allegedly resulting from, the April 1, 1999 release. The Company has not yet responded to that motion.

The Company carries $1,000,000 of pollution liability insurance per occurrence and has put the insurance carrier on notice of the R-11 release and possible claims of United. There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement, or the effects of the April 1, 1999 release, will not have a material adverse effect on the Company's financial condition and results of operations.

During March and April, 1998, six (6) complaints, each alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, were filed by a total of eight shareholders, on behalf of themselves and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. The complaints in five of these actions seek relief on behalf of persons purchasing common stock between August 8, 1995 and August 15, 1997, and the complaint in the sixth action seeks relief on behalf of persons purchasing common stock between March 31, 1997 and August 15, 1997. The Company maintains that the allegations of wrongdoing alleged in the complaints are without merit. The Company intends to vigorously defend the claims brought against it and has retained the law firm of Davis, Polk and Wardwell for that defense. A motion has been made on behalf of the Company to dismiss the claims asserted, which motion has been pending since March 1999.

There can be no assurance that any of these actions, or the settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement will not have a material adverse effect on the Company's financial condition and results of operations.

In May 1998, an action was commenced in the Supreme Court of the State of New York, Rockland County, by BNY Financial Corporation ("BNY") against the Company seeking damages in the amount of $49,051 for legal fees and expenses allegedly incurred in connection with certain financial dealings and discussions engaged in between the Company and BNY. The Company denies any liability for such expenses and intends to defend the action vigorously, and has also asserted counterclaims seeking the return of certain fees paid by the Company to BNY in connection with those financial dealings. BNY has filed a motion seeking summary judgment against the Company, which motion is now pending.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

In June 1999, an action was commenced in the 19th Judicial District Court, East Baton Rouge Parish, State of Louisiana, on behalf of four individuals, against the Company seeking unspecified damages for alleged personal injuries allegedly suffered as a result of an ammonia release at the Company's Louisiana facility in January 1999. The Company maintains that the allegations in the complaint are without merit. The Company has retained counsel and intends to defend this action vigorously.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

Hudson Technologies and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended June 30, 1999, the Company granted options to purchase 78,500 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. The Company relied on Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are attached to this report:

     Exhibit 3.1: Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999

     Exhibit 3.2: Certificate of Correction of the Certificate of Amendment dated March 25, 1999

     Exhibit 3.3: Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999

     Exhibit 27: Financial Data Schedule (for SEC use only)

     (b) No report on Form 8-K filed during the quarter ended June 30, 1999.

                   Hudson Technologies, Inc. and subsidiaries
                          Form 10-QSB of June 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                            HUDSON TECHNOLOGIES, INC.

                          By: /s/ Kevin J. Zugibe    August 12, 1999
                              --------------------------------------
                                  Kevin J. Zugibe          Date
                                  Chairman, CEO and President

                          By: /s/ Brian F. Coleman   August 12, 1999
                              --------------------------------------
                                  Brian F. Coleman         Date
                                  Vice President and
                                  Chief Financial Officer