Form 10QSB
period 1999-09-30
HUDSON TECHNOLOGIES INC /NY
filed 1999-11-12
CIK 925528

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

YES X NO State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common stock, $0.01 par value                      5,085,820 shares
  -----------------------------                      ----------------
           Class                                Outstanding at October 29, 1999

================================================================================

                            Hudson Technologies, Inc.
                                      Index


Part I.  Financial Information                                       Page Number
                                                                     -----------
         Item 1.- Consolidated Balance Sheets                                3
                  Consolidated Statements of Operations                      4
                  Consolidated Statements of Cash Flows                      5
                  Notes to the Consolidated Financial Statements             6


         Item 2.- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10

Part II. Other information

         Item 1.- Legal Proceedings                                         17
         Item 2.- Changes in Securities and Use of Proceeds                 19
         Item 4.- Submission of Matters to a Vote of Security Holders       19
         Item 6.- Exhibits and Reports on Form 8-K                          19

Signatures                                                                  20

                         Part 1 - Financial Information

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)


                                                             September 30,  December 31,
                                                                      1999          1998
                                                             -------------  ------------
Assets                                                       (unaudited)
Current assets:
     Cash and cash equivalents                                    $  2,526    $    776
     Trade accounts receivable - net of allowance for doubtful
         accounts of $236 and $240                                   2,007       1,075
     Inventories                                                     2,381       3,284
     Prepaid expenses and other current assets                         241         208
                                                                  --------    --------
          Total current assets                                       7,155       5,343

Property, plant and equipment, less accumulated depreciation         6,179       5,332
Other assets                                                           126         184
                                                                  --------    --------
          Total Assets                                            $ 13,460    $ 10,859
                                                                  ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                         $  2,953    $  4,250
    Short-term debt                                                  1,441       1,040
                                                                  --------    --------
           Total current liabilities                                 4,394       5,290
Deferred income                                                         26          42
Long-term debt, less current maturities                              2,010       1,885
                                                                  --------    --------
           Total Liabilities                                         6,430       7,217
                                                                  --------    --------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value; shares authorized
      20,000,000; issued outstanding 5,085,820                          51          51
    Preferred stock shares authorized 5,000,000:
       Series A convertible preferred stock, $.01 par value
          ($100 liquidation preference value) shares authorized
           75,000; issued and outstanding 67,314 and none            6,731        --
    Additional paid-in capital                                      21,614      22,545
    Accumulated deficit                                            (21,366)    (18,954)
                                                                  --------    --------
           Total Stockholders' Equity                                7,030       3,642
                                                                  --------    --------

 Total Liabilities and Stockholders' Equity                       $ 13,460    $ 10,859
                                                                  ========    ========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)
                                   (unaudited)

                                                    Three month period           Nine month period
                                                    ended September 30,          ended September  30,
                                                --------------------------    --------------------------
                                                    1999           1998           1999          1998
                                                -----------    -----------    -----------    -----------
Revenues                                        $     6,115    $     5,153    $    15,141    $    20,678
Cost of sales                                         4,927          4,094         11,766         15,501
                                                -----------    -----------    -----------    -----------
Gross Profit                                          1,188          1,059          3,375          5,177
                                                -----------    -----------    -----------    -----------
Operating expenses:
     Selling and marketing                              426            551          1,278          1,327
     General and administrative                       1,176          1,231          3,311          3,667
     Depreciation and amortization                      335            303            999            850
                                                -----------    -----------    -----------    -----------
          Total operating expenses                    1,937          2,085          5,588          5,844
                                                -----------    -----------    -----------    -----------
Operating income (loss)                                (749)        (1,026)        (2,213)          (667)
                                                -----------    -----------    -----------    -----------
Other income (expense):
     Interest expense                                  (118)           (95)          (326)          (293)
     Loss on sale of equipment                           --             --            (80)            --
     Other income                                        98             35            207             87
                                                -----------    -----------    -----------    -----------
         Total other income (expense)                   (20)           (60)          (199)          (206)
                                                -----------    -----------    -----------    -----------
Income (loss) before income taxes                      (769)        (1,086)        (2,412)          (873)
Income taxes                                             --             --             --             --
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $      (769)   $    (1,086)   $    (2,412)   $      (873)
                                                ===========    ===========    ===========    ===========
Net income (loss) per common share - basic      $     (0.17)   $     (0.21)   $     (0.52)   $     (0.17)
                                                ===========    ===========    ===========    ===========
Weighted average number of shares outstanding     5,085,820      5,065,820      5,085,820      5,065,820
                                                ===========    ===========    ===========    ===========
Net income (loss) per common share - dilutive   $     (0.17)   $     (0.21)   $     (0.52)   $     (0.17)
                                                ===========    ===========    ===========    ===========
Weighted average number of shares outstanding     5,085,820      5,065,820      5,085,820      5,065,820
                                                ===========    ===========    ===========    ===========


See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                             (Amounts in thousands)
                                                             Nine month period
                                                            ended September 30,
                                                              1999        1998
                                                             -------    -------
Cash flows from operating activities:
Net loss                                                     $(2,412)   $  (873)
Adjustments to reconcile net loss
   to cash provided (used) by operating activities:
     Depreciation and amortization                               999        850
     Allowance for doubtful accounts                              41         80
     Changes in assets and liabilities:
          Trade receivables                                     (973)       334
          Inventories                                            904      2,399
          Income taxes receivables                                --         18
          Prepaid and other current assets                       (33)       (65)
          Other assets                                            55        (23)
          Accounts payable and accrued expenses               (1,298)    (1,018)
          Deferred income                                        (16)       (13)
                                                             -------    -------
          Cash provided (used) by operating activities        (2,733)     1,689
                                                             -------    -------
Cash flows from investing activities:
Additions to property, plant, and equipment                   (1,844)      (439)
                                                             -------    -------
          Cash used by investing activities                   (1,844)      (439)
                                                             -------    -------
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock - net                5,800         --
Proceeds (repayments) from short-term bank borrowings - net      108     (1,368)
Proceeds from long-term debt                                     853        950
Repayment of long-term debt                                     (434)      (245)
                                                             -------    -------
          Cash provided (used) by financing activities         6,327       (663)
                                                             -------    -------

     Increase in cash and cash equivalents                     1,750        587
     Cash and equivalents at beginning of period                 776        626
                                                             -------    -------
          Cash and equivalents at end of period              $ 2,526    $ 1,213
                                                             =======    =======
-------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                    $   326    $   293


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

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ending December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. Effective March 19, 1999 the Company sold 75% of its ownership interest in Environmental Support Solutions, Inc. ("ESS") and as of that date no longer includes the results of that operation in the consolidated results of the Company. Effective October 11, 1999, the Company sold an additional 5% ownership interest in ESS (See Note 3).

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 1999 and December 31, 1998, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 1999 and December 31, 1998.

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

During the nine months ended September 30, 1999, one customer accounted for 20% of the Company's revenues. During the nine months ended September 30, 1998, two customers accounted for 30% and 14%, respectively, of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as incurred in 1999, would have a material adverse effect on the Company's financial position and results of operations.

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

Income (Loss) per common and equivalent shares

Income  (Loss) per common share  (Basic) is  calculated  based on the net income
(loss) for the period less dividends on the outstanding Preferred Stock, $231,000 as of September 30, 1999, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of preferred stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

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

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Series A Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remained outstanding, on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions. The Company is using the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which dividends will be paid in cash. On September 30, 1999, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock. The Company issued a total of 2,314 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of the Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors; or at their option, to designate up to two observers to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders have elected two members to the Board of Directors.

The Company engaged an advisor to facilitate the Company's efforts in connection with this transaction. In addition to the advisor fees, the Company issued to the advisor, warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company incurred an aggregate of $700,000 in costs associated with the sale of the Series A Preferred Stock and such costs have been charged to additional paid-in capital.

Note 3 - Sale of ESS

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. It is not anticipated that the Company will be involved in, or control, the operations of ESS. The Company will recognize as income the portion of the proceeds associated with the net receivables upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, uncertainties related to the Company's year 2000 compliance efforts and the ability of key suppliers and customers to be year 2000 compliant and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company believes that there will be a trend towards lower sales prices, volume and gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse effect on operating results.

Historically, the Company has derived a majority of its revenues from the sale of refrigerants. The Company has changed its business focus towards service revenues through the development of a service offering known as RefrigerantSide(TM) Services. Pursuant to this change in business focus, the Company has developed a strategic business plan and it has begun to implement this plan. In addition, the Company also provides refrigerant management services, consisting principally of recovery and reclamation of refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. While refrigerant sales continue to represent a significant portion of the Company's revenues, the Company has diverted a substantial portion of its sales resources towards service sales.

In March 1999, the Company completed the sale of its Series A Preferred Stock and received net proceeds of $5,800,000. The net proceeds of the sale of the Company's Series A Preferred Stock are being used to expand the Company's service offering through a network of depots that provide a full range of the Company's on site RefrigerantSide(TM) Services and to provide working capital. Management believes that its RefrigerantSide(TM) Services represent the Company's long term growth potential. However, in the short term, while the Company believes it will experience an increase in revenues from its RefrigerantSide(TM) Services, such an increase will not be sufficient to offset a substantial reduction in refrigerant revenue. The Company expects that it will incur additional expenses and losses during the coming quarters related to the expansion of its depot network.

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

Results of Operations

Three months ended September 30, 1999 as compared to the three months ended September 30, 1998

Revenues for the three months ended September 30, 1999 were $6,115,000, an increase of $962,000 or 19% from the $5,153,000 reported during the comparable 1998 period. The increase was primarily attributable to an increase in refrigerant and RefrigerantSide(TM) Services revenues offset by the lack of revenues from ESS, which was sold during the first quarter of 1999.

Cost of sales for the three months ended September 30, 1999 were $4,927,000, an increase of $833,000 or 20% from the $4,094,000 reported during the comparable 1998 period due mainly to an increase in the volume of refrigerant sales. As a percentage of sales, cost of sales were 81% of revenues for the three month period ended September 30, 1999, an increase from the 79% reported for the comparable 1998 period. The increase in cost of sales as a percentage of revenues was primarily attributable to lower margin refrigerant revenues and the lack of revenues from ESS.

Operating expenses for the three months ended September 30, 1999 were $1,937,000, a decrease of $148,000 or 7% from the $2,085,000 reported during the comparable 1998 period. The decrease was primarily attributable to a lack of operating expenses attributed to ESS.

Other income (expense) for the three months ended September 30, 1999 was $(20,000), a decrease of $40,000 from the $(60,000) reported during the comparable 1998 period. Other income (expense) includes interest expense of $118,000 and $95,000 for the 1999 and 1998 periods, respectively, offset by other income of $98,000 and $35,000 for 1999 and 1998, respectively. Other income primarily relates to interest and lease rental income.

No income taxes for the three months ended September 30, 1999 and 1998 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 1999 and 1998 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for the three months ended September 30, 1999 was $769,000, as compared to a net loss of $1,086,000 reported during the comparable 1998 period. The reduction in net loss was primarily attributable to a higher volume of refrigerant revenues and a reduction in certain operating expenses.

Nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998

Revenues for the nine months ended September 30, 1999 were $15,141,000, a decrease of $5,537,000 or 27% from the $20,678,000 reported during the comparable 1998 period. The decrease was primarily attributable to lower revenues generated from a principal customer and the lack of revenues from ESS, which was sold in the first quarter of 1999, partially offset by an increase in RefrigerantSide(TM) Services revenue. In addition, during the 1999 period, all of which occurred during the first six months of 1999, the Company experienced a short fall of product availability on a timely basis to meet certain of its refrigerant sales. If the Company is unable to obtain product in the future, the Company would experience a reduction in refrigerant revenues which would have a material adverse affect on operating results.

Cost of sales for the nine months ended September 30, 1999 were $11,766,000 a decrease of $3,735,000 or 24% from the $15,501,000 reported during the comparable 1998 period due mainly to a reduction in the volume of lower margin refrigerant revenues. As a percentage of sales, cost of sales were 78% of revenues for the nine month period ended September 30, 1999, an increase from the 75% reported for the comparable 1998 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in labor and other operating costs and the lack of revenues from ESS.

Operating expenses for the nine months ended September 30, 1999 were $5,588,000, a decrease of $256,000 or 4% from the $5,844,000 reported during the comparable 1998 period. The decrease was primarily attributable to a lack of operating expenses from ESS offset by an increase in depreciation and amortization expense.

Other income (expense) for the nine months ended September 30, 1999 was $(199,000), a decrease of $7,000 from the $(206,000) reported during the comparable 1998 period. Other income (expense) includes interest expense of $326,000 and $293,000 for the 1999 and 1998 periods, respectively, offset by other income of $207,000 and $87,000 for 1999 and 1998, respectively. In addition, in 1999, the Company recognized a loss on the sale of equipment in the amount of $80,000. Other income primarily relates to interest and lease rental income.

No income taxes for the nine months ended September 30, 1999 and 1998 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 1999 and 1998 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for the nine months ended September 30, 1999 was $2,412,000, as compared to the net loss of $873,000 reported during the comparable 1998 period. The increase in net loss was primarily attributable to lower volume of refrigerant revenues.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of approximately $2,761,000, an increase of $2,708,000 from the $53,000 of working capital at December 31, 1998. The increase in working capital is primarily attributable to the sale of the Company's Series A Convertible Preferred Stock pursuant to which the Company received net proceeds of $5,800,000 offset by the net losses incurred during the nine months ended September 30, 1999. A principal component of current assets is inventory. At September 30, 1999, the Company had inventories of $2,381,000, a decrease of $903,000 or 27% from the $3,284,000 at December 31, 1998. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash used by operating activities for the nine months ended September 30, 1999, was $2,733,000 compared with net cash provided by operating activities of $1,689,000 for the comparable 1998 period. Net cash used by operating activities was attributable mainly to the increase in trade receivables, a decrease in accounts payable and accrued expenses and by the net loss for the 1999 period offset by a decrease in inventories.

Net cash used by investing activities for the nine months ended September 30, 1999, was $1,844,000 compared with net cash used by investing activities of $439,000 for the prior comparable 1998 period. The net cash usage consisted primarily of equipment additions primarily associated with the expansion of the Company's depot network.

Net cash provided by financing activities for the nine months ended September 30, 1999, was $6,327,000 compared with net cash used by financing activities of $663,000 for the comparable 1998 period. The net cash provided by financing activities primarily consisted of proceeds from the sale of the Company's Series A Preferred Stock and net proceeds from long and short term debt for the 1999 period.

At September 30, 1999, the Company had cash and equivalents of $2,526,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage balance of $664,000 at September 30, 1999 bears interest rate of 9.25% and is repayable over 20 years through January 2017. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at a current level of $12,500 per month to an unrelated third party. The Company intends to sell this property in the foreseeable future.

During 1996, the Company obtained financing from two lending institutions which enabled it to rent an additional $1.7 million of equipment under terms of operating leases. Hudson utilized these facilities to acquire automated aerosol packaging equipment of approximately $1,000,000, ten refrigerant gas bulk-tank storage units of approximately $400,000, and other industrial equipment of $300,000. In July, 1999 the Company purchased the aerosol packaging equipment and sold the aerosol packaging equipment to an unrelated third party and has correspondingly reduced the balance of the remaining payments under the lease related to these assets. During the quarter ended June 30, 1999, the Company recognized an $80,000 loss on the sale of the aerosol packaging equipment.

During January 1997, the Company entered into a month-to-month lease of, and a contract to purchase, a 29,000 square foot facility on 5.15 acres in Congers, New York for approximately $1.4 million; subject to approvals and ability to obtain financing. In October 1998, the Company cancelled the contract pursuant to its contingency provision. In June 1999, the Company entered into an agreement with the landlord to terminate the month-to-month lease. Pursuant to that agreement, the Company vacated that facility effective August 1, 1999.

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

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of September 30, 1999, the Company has availability under its revolving line of credit of approximately $1,064,000. Advances, available to the Company, under the term loan (currently approximately $739,000) are based on existing fixed asset valuations and future advances under the term loan of up to an additional $1,000,000 are based on future capital expenditures. During the quarter ended September 30, 1999, the Company received advances of $166,000 based on capital expenditures. As of September 30, 1999, the Company had $1,777,000 outstanding under this facility. The facility bears interest at the prime rate plus 1.5%, (9.75% at September 30, 1999) and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and expires April 29, 2001.

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. It is not anticipated that the Company will be involved in, or control, the operations of ESS. The Company will recognize as income the portion of the proceeds associated with the net receivables upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operation. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock.

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

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Series A Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remained outstanding, on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock as of March 29, 1999. The conversion rate may be subject to certain antidilution provisions. The Company is using the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which dividends will be paid in cash. On September 30, 1999, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock. The Company issued a total of 2,314 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of the Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two observers to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders have elected two members to the Board of Directors.

The Company engaged an advisor to facilitate the Company's efforts in connection with this transaction. In addition to the advisor fees, the Company issued to the advisor, warrants to purchase 136,842 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company incurred an aggregate of $700,000 in costs associated with the sale of the Series A Preferred Stock and such costs have been charged to additional paid-in capital.

The Company believes that its cash flow from operations, together with the proceeds from the sale of its Series A Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the next twelve months. Any additional expansion or acquisition opportunities that may arise in the future may affect the Company's future capital needs. However, there can be no assurances that the Company's proposed or future expansion plans will be successful, and as such, the Company may have further capital needs.

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

During the nine months ended September 30, 1999, one customer accounted for an aggregate of 20% of the Company's revenues. During the nine months ended September 30, 1998, two customers accounted for an aggregate of 44% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as incurred in 1999, would have a material adverse effect on the Company's financial position and results of operations.

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

The Company's intention is to address its Year 2000 issues prior to being affected by them. The Company has attempted to identify its exposure to the Year 2000 issue but there may be other unforeseen risks that the Company may not have identified. However, if the Company identifies significant risks associated with Year 2000 compliance issues or if the progress of its current projects deviates from the expected timeline, the Company will develop a contingency plan at that time. There can be no assurance that the Company's plans or any contingency plan it may develop will be adequate to address any year 2000 problems that the Company may experience.

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

In June 1998, United commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1,200,000 allegedly sustained as a result of the foregoing. In December 1998, United served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901, et. seq. ("RCRA") In January 1999 the Company filed a motion to dismiss the RCRA cause of action.

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

In April 1999, the Company was advised by United that one of its wells within close proximity to the Company's facility showed elevated levels of R-11 in excess of 200 ppb. and was taking certain steps and would be incurring costs in an attempt to remediate any contamination. In response to the release, the Company requested, and in May 1999, received permission from the DEC to operate the remediation system pending negotiation and finalization of a Consent Order covering the operation of the system. The remediation system was put into operation on May 7, 1999. The level of R-11 in United's Well have steadily decreased since June 1, after rising to a level in excess of 700 ppb. The Company continues to work with the NYSDEC, United and with the Company's experts to determine the scope of any contamination, and to develop plans for the construction of a separate remediation system to directly treat contaminated water from United's well.

In May 1999, United submitted supplemental affidavits and exhibits to the Rockland County Supreme Court in connection with the Company's pending motion which relate to the April 1, 1999 release. In July 1999, United filed a motion seeking permission to amend its complaint in that action to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 release. In August 1999, the Company entered into a stipulation accepting service of the amended complaint subject to the Company's pending motion to dismiss. On August 26, 1999, the Court issued a decision which granted the Company's motion to dismiss that portion of United's claims which seek past cleanup costs, and held in abeyance a ruling whether United can assert a claim for present/future cleanup under RCRA until the date of trial. The Company continues to defend the claims asserted by United.

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

During March and April, 1998, six (6) complaints, each alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, were filed by a total of eight shareholders, on behalf of themselves and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. The complaints in five of these actions seek relief on behalf of persons purchasing common stock between August 8, 1995 and August 15, 1997, and the complaint in the sixth action seeks relief on behalf of persons purchasing common stock between March 31, 1997 and August 15, 1997. The Company maintains that the allegations of wrongdoing alleged in the complaints are without merit. The Company intends to vigorously defend the claims brought against it and has retained the law firm of Davis, Polk and Wardwell for that defense. In October 1998, a consolidated complaint on behalf of the plaintiffs was served upon the Company. In December 1998, a motion was made on behalf of the Company to dismiss each of the claims asserted against the Company in the consolidated complaint. On September 26, 1999 the Court issued an opinion and order dismissing with prejudice three of the five claims asserted by the plaintiffs and further dismissing the remaining two claims without prejudice to the plaintiffs filing a second amended consolidated complaint within thirty (30) days of the date of the Court's opinion and order. The plaintiffs failed to serve a second amended consolidated complaint, within the thirty-day period permitted by the court and, as a result, the action has been dismissed in its entirety.

In May 1998, an action was commenced in the Supreme Court of the State of New York, Rockland County, by BNY Financial Corporation ("BNY") against the Company seeking damages in the amount of $49,051 for legal fees and expenses allegedly incurred in connection with certain financial dealings and discussions engaged in between the Company and BNY. The Company denies any liability for such expenses, intends to defend the action vigorously, and has also asserted counterclaims seeking the return of certain fees paid by the Company to BNY in connection with those financial dealings. BNY has filed a motion seeking summary judgment against the Company. The Company has opposed that motion and submitted a cross motion seeking summary judgment dismissing the complaint in its entirety. Those motions are currently pending.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

In June 1999, an action entitled "Willie Freeman, et al v. Hudson Technologies Company," was commenced in the Baton Rouge Supreme Court on behalf of three individuals, against the Company seeking unspecified damages for alleged personal injuries allegedly suffered as a result of an ammonia release at the Company's Louisiana facility in January 1999. The Company maintains that the allegations in the complaint are without merit.

There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

Hudson Technologies and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended September 30, 1999, the Company granted options to purchase 20,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. On September 30, 1999, the Company issued a total of 2,314 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends due. The Company relied on Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was completed on August 16, 1999. At that meeting, the shareholders of the Company (i) elected each of Stephen P. Mandracchia, Thomas P. Zugibe, Vincent P. Abbatecola and Otto C. Morch as directors of the Company for two year terms and (ii) approved an amendment to the Company's 1997 stock option plan to reserve an additional 1,000,000 shares of the Company's stock pursuant to the plan. The voting results were as follows:

     (i) Election of Directors:

                                            Votes For           Votes Withheld
                                            ---------           --------------
               Stephen P. Mandracchia       7,143,656               309,739
               Thomas P. Zugibe             7,143,556               309,839
               Vincent P. Abbatecola        7,146,256               307,139
               Otto C. Morch                7,145,556               307,839

     (ii) Amendment to 1997 Stock Option Plan

      Votes For         Votes Against         Abstain           Broker Non-Votes
      ---------         -------------         -------           ----------------
      5,109,862            441,045             20,992               1,971,496

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are attached to this report:

     Exhibit 27: Financial Data Schedule (for SEC use only)

     (b) No report on Form 8-K was filed during the quarter ended September 30, 1999.

                   Hudson Technologies, Inc. and subsidiaries
                        Form 10-QSB of September 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                            HUDSON TECHNOLOGIES, INC.

                            By:    /s/ Kevin J. Zugibe      November 12, 1999
                                   ------------------------------------------
                                       Kevin J. Zugibe             Date
                                       Chairman, CEO and President



                            By:    /s/ Brian F. Coleman     November 12, 1999
                                   ------------------------------------------
                                       Brian F. Coleman            Date
                                       Vice President and
                                       Chief Financial Officer