Form 10KSB
period 1999-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2000-03-28
CIK 925528

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1999

                                       OR

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412

                              ---------------------

                            Hudson Technologies, Inc.

                              ---------------------
           (Name of small business issuer as specified in its charter)

           New York                                              13-3641539
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

275 North Middletown Road
Pearl River, New York                                               10965
(address of principal executive offices)                          (ZIP Code)

         Issuer's telephone number, including area code: (914) 735-6000

  Securities registered under Section 12(b) of the Securities Exchange Act of
                                   1934: None

  Securities registered under Section 12(g) of the Securities Exchange Act of
                                     1934:

                          Common Stock, $0.01 par value

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  Issuer's  revenues  for the  fiscal  year  ended  December  31,  1999  were
$17,909,000

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 13, 2000 was approximately $11,443,095. As of March 13, 2000, there were 5,085,820 shares of the Issuer's Common Stock outstanding.


                    Documents incorporated by reference: None
================================================================================

                            Hudson Technologies, Inc.

                                      Index

 Part                            Item                                                           Page
 ----                            ----                                                           ----
Part I.         Item 1 - Description of Business                                                 3
                Item 2 - Description of Properties                                               7
                Item 3 - Legal Proceedings                                                       8
                Item 4 - Submission of Matters to a Vote of Security Holders                     10

Part II.        Item 5 - Market for the Common Equity and Related Stockholder  Matters           11
                Item 6 - Management's Discussion and Analysis of Financial Condition             12
                         and Results of Operations

                Item 7 - Financial Statements                                                    16
                Item 8 - Changes in and Disagreements with Accountants on Accounting             16
                         and Financial Disclosure

Part III.       Item 9 - Directors, Executive Officers, Promoters and Control Persons;           17
                              Compliance  with Section 16(a) of the Exchange Act
                Item 10 - Executive Compensation                                                 19
                Item 11 - Security Ownership of Certain Beneficial Owners and Management         23
                Item 12 - Certain Relationships and Related Transactions                         24
                Item 13 - Exhibits and Reports on Form 8-K                                       25

                Signatures                                                                       26

                Financial Statements                                                             27

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

The Company's Executive Offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (914) 735-6000.

Industry background

The production and use of refrigerants containing chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs"), the most commonly used refrigerants are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs to damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act further requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems.

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

Products and Services

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin refrigerants are primarily purchased by the Company from E.I. DuPont de Nemours and Company ("DuPont") as part of the Company's strategic alliance with DuPont (see "Strategic Alliance" below), and resold by the Company, typically at wholesale. In addition, the Company regularly purchases used or contaminated refrigerants from many different sources, which refrigerants are then reclaimed, using the Company's high volume proprietary reclamation equipment, and resold by the Company.

RefrigerantSide(TM) Services

The Company provides services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary reclamation equipment, including its patented Zugibeast(R) reclamation machine. These services consist of RefrigerantSide(TM) Services, which encompass system decontamination, and refrigerant recovery and reclamation. The Company also provides complete refrigerant management services, which include testing and banking services tailored to individual customer requirements. Hudson also separates `crossed' (i.e.; commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

Hudson's Network

Hudson operates from a network of facilities located in:

o          Hillburn, New York             --RefrigerantSide(TM)Service depot

o          Rantoul, Illinois              --Reclamation and cylinder
                                             refurbishment center and
                                             RefrigerantSide(TM)Service depot

o          Charlotte, North Carolina      --Reclamation center and
                                             RefrigerantSide(TM)Service depot

o          Houston, Texas                 --RefrigerantSide(TM)Service depot

o          Chicago, Illinois              --RefrigerantSide(TM)Service depot

o          Baltimore, Maryland            --RefrigerantSide(TM)Service depot

o          Seattle, Washington            --RefrigerantSide(TM)Service depot

o          Plainview, New York            --RefrigerantSide(TM)Service depot

o          Boston, Massachusetts          --RefrigerantSide(TM)Service depot

o          Punta Gorda, Florida           --Refrigerant separation and
                                             reclamation center and
                                             RefrigerantSide(TM)Service depot

o          Baton Rouge, Louisiana         --RefrigerantSide(TM)Service depot

o          Fort Myers, Florida            --Engineering center


Strategic Alliance

In January  1997,  the Company  entered into an Industrial  Property  Management
Segment Marketer Appointment and Agreement and Refrigeration Reclamation Services Agreement with E.I. DuPont de Nemours and Company ("DuPont'), pursuant to which the Company (i) provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's Authorized Distributor Network and (ii) markets DuPont's SUVA(TM) refrigerant products to selected market segments together with the Company's reclamation and refrigerant management services. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont.

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

During the years ended December 31, 1999 and 1998, revenues from DuPont aggregated approximately $975,000 and $6,434,000, respectively. In 1999 revenues with DuPont decreased primarily due to the fact that the Company ceased selling reclaimed refrigerants directly to DuPont and now sells reclaimed refrigerants directly to DuPont's network of authorized distributors.

Suppliers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. To the extent that the Company is unable to obtain sufficient quantities of refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 1999, one customer accounted for an aggregate of 17% of the Company's revenues. For the year ended December 31, 1998, two customers accounted for an aggregate of 42% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as incurred in 1999, would have a material adverse effect on the Company's financial position and results of operations.

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

Hudson maintains environmental impairment insurance of $1,000,000 for events occurring subsequent to November 1996. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, that hazardous substances or materials are not or will not be present at the Company's facilities, or that the Company will not incur liability for environmental impairment or personal injury (see Item 3 "Legal Proceedings").

Government Regulation

The business of refrigerant reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Environmental Protection Agency ("EPA"), the United States Occupational Safety and Health Administration and the United States Department of Transportation.

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

The Company is subject to regulations adopted by the Department of Transportation which classify most refrigerants handled by the Company as hazardous materials or substances and impose requirements for handling, packaging, labeling and transporting refrigerants.

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

The Company believes that it is in substantial compliance with all material regulations relating to its material business operations. However, there can be no assurance that Hudson will be able to continue to comply with applicable laws, regulations and licensing requirements. Failure to comply could subject the Company to civil remedies, substantial fines, penalties, injunction, or criminal sanctions.

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

Employees

The Company has approximately 99 full and part-time employees including air conditioning and refrigeration technicians, chemists, engineers, and sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent relating to various high-speed equipment components and a process to reclaim refrigerants, and a registered trademark for its "Zugibeast(R)". The patent expires in January 2012. The Company believes that patent protection is important to its business and has received a notice of allowance for an additional United States patent relating to a high speed refrigerant recovery process. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company's existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment infringe or are alleged to infringe patents or other proprietary rights of others, the Company may be required to modify the design of its equipment, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

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

Item 2. Description of Properties

The Company's headquarters are located in approximately 5,400 square feet of leased commercial space at Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a three year agreement at an annual rental of approximately $87,500 through January 2002.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 for $700,000. Annual real estate taxes are approximately $24,000. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,125 per month to an unaffiliated third party. The Company intends to sell this property in the foreseeable future.

The Company's Hillburn facility is located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $90,000 through May 2004.

The Company's Rantoul, Illinois facility is located in a 29,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $ 78,000 pursuant to an agreement expiring in September 2002. The Company also leases warehouse space from an unaffiliated third party in a 7,500 square foot building on a month to month basis at a monthly rent of $1,600.

The Company's Charlotte, North Carolina facility is located in a 12,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $42,000 pursuant to an agreement expiring in April 2000.

The Company's Houston, Texas depot facility, which consists of 1,555 square feet located in a larger building, is leased from an unaffiliated third party at an annual rent of $8,000 pursuant to an agreement which expires in May 2000.

The Company's Villa Park (Chicago), Illinois depot facility is located in a 3,500 square foot building leased from an unaffiliated third party at an annual rent of approximately $23,000 pursuant to an agreement expiring in August 2002.

The Company's Baltimore, Maryland depot facility is located in a 2,700 square foot building leased from an unaffiliated third party at an annual rent of approximately $25,000 pursuant to an agreement expiring in August 2002.

The Company's Seattle, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $16,200 pursuant to an agreement expiring in March 2001.

The Company's Plainview, New York depot facility is located in a 2,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $16,440 pursuant to an agreement expiring in July 2000.

The Company's Haverhill (Boston), Massachusetts depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $13,200 pursuant to an agreement expiring in February 2001.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $60,000 pursuant to an agreement expiring in April 2001.

The Company's Baton Rouge, Louisiana facility is located in a 3,800 square foot building leased from an unaffiliated third party at an annual rental of approximately $18,000 pursuant to an agreement expiring in July 2002.

The Company's Ft. Myers, Florida engineering facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $48,600 pursuant to an agreement expiring in July 2000.

Item 3. Legal Proceedings

During June 1995, United Water of New York Inc. ("United") alleged that it discovered that two of its wells within close proximity to the Company's Hillburn, New York facility showed elevated levels of refrigerant contamination, specifically Trichlorofluoromethane (R-11). During December 1997, United alleged that it discovered levels of Dichlorodifluoromethane (R-12) in two of its wells within close proximity to the Company's facility, and has alleged that the Company is the source. Sampling by the Company of various monitoring wells installed around the Company's facilities have been taken on a monthly basis since August 1996 and have detected levels of R-11 in the groundwater, but have failed to detect any levels of R-12 in the groundwater in and around the Company's facility.

In January 1998, the Company agreed to install a remediation system at the Company's facility to remove any remaining R-11 levels in the groundwater under and around the Company's facility. In August 1998, the New York State Department of Environmental Conservation ("DEC") accepted the Company's proposal and requested that the Company proceed with the installation of the system. The cost of this remediation system was $100,000.

In June 1998, United commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the foregoing alleged contamination. In December 1998, United served an amended complaint asserting a claim pursuant to the Resource

Conservation and Recovery Act, 42 U.S.C. ss. 6901, et. seq. ("RCRA") In January 1999, the Company filed a motion to dismiss the RCRA cause of action.

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

In April 1999, the Company was advised by United that one of its wells within close proximity to the Company's facility showed elevated levels of R-11 in excess of 200 ppb. and was taking certain steps and would be incurring costs in an attempt to remediate any contamination. In response to the release, the Company requested, and in May 1999, received permission from the DEC to operate the planned remediation system pending negotiation and finalization of a Consent Order covering the operation of the system. The remediation system was put into operation on May 7, 1999. The level of R-11 in the affected United well have steadily decreased since June 1, after rising to a level in excess of 700 ppb. and on March 13, 2000 was reduced to 5.5 ppb. In December 1999, a second United well within close proximity to the Company's facility began showing elevated levels of R-11 in excess of 5 ppb. and increased to a high of 26 ppb. in February 2000. The Company continues to work with the DEC, United and with the Company's experts to determine the scope of any contamination, and to develop plans for the construction of a separate remediation system to directly treat contaminated water from United's well.

In July 1999, United filed a motion seeking permission to amend its complaint in the action it commenced in June 1998 to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 release. In August 1999, the Company entered into a stipulation accepting service of the amended complaint subject to the Company's pending motion to dismiss. On August 26, 1999, the Court issued a decision which granted the Company's motion to dismiss that portion of United's RCRA claims which seek past cleanup costs, and held in abeyance a ruling whether United can assert a claim for present/future cleanup under RCRA until the date of trial. The Company continues to defend the claims asserted by United.

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

During March and April 1998, six (6) complaints, each alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, were filed by a total of eight shareholders, on behalf of themselves and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Each of the complaints alleged that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. In October 1998, a consolidated complaint on behalf of the plaintiffs was served upon the Company. In December 1998, a motion was made on behalf of the Company to dismiss each of the claims asserted against the Company in the consolidated complaint. On September 26, 1999, the Court issued an opinion and order dismissing with prejudice three of the five claims asserted by the plaintiffs and further dismissing the remaining two claims without prejudice to the plaintiffs filing a second amended consolidated complaint within thirty (30) days of the date of the Court's opinion and order. The plaintiffs failed to serve a second amended consolidated complaint, and as a result, in November 1999, a final judgment was entered dismissing the consolidated complaint in its entirety.

In June 1999, an action was commenced in the Baton Rouge Supreme Court by William Freeman and three others against the Company seeking unspecified damages for alleged personal injuries allegedly suffered as a result of an ammonia release at the Company's Louisiana facility in January 1999. The Company maintains that the allegations in the complaint are without merit and that no damages were suffered by the plaintiffs in that action. There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

The Company and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business, none of which are material.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     Part II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock traded from November 1, 1994 to September 20, 1995 on the NASDAQ Small-Cap Market under the symbol `HDSN'. Since September 20, 1995, the Common Stock has traded on the NASDAQ National Market. The following table sets forth, for the periods indicated the range of the high and low sale prices for the Common Stock as reported by NASDAQ.

-------------------------------------------------------------------------
1998                                              High         Low
----                                              ----         ---
-------------------------------------------------------------------------
o   First Quarter                               $  4 3/4      $ 3
-------------------------------------------------------------------------
o   Second Quarter                              $  5 3/4      $ 3 1/2
-------------------------------------------------------------------------
o   Third Quarter                               $ 4 7/16      $ 2 1/2
-------------------------------------------------------------------------
o   Fourth Quarter                              $  3 7/8      $ 1 1/2
-------------------------------------------------------------------------

-------------------------------------------------------------------------
1999
----
-------------------------------------------------------------------------
o   First Quarter                               $  2 1/2      $ 1 1/2
-------------------------------------------------------------------------
o   Second Quarter                              $  3 5/8      $ 1 3/4
-------------------------------------------------------------------------
o   Third Quarter                               $  2 5/8      $ 1 1/2
-------------------------------------------------------------------------
o   Fourth Quarter                              $ 4 7/16      $ 1 1/4
-------------------------------------------------------------------------

-------------------------------------------------------------------------

The number of record holders of the Company's Common Stock was approximately 250 as of March 13, 2000. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. In addition, the Company has entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which, among other things, restricts the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. The Series A Preferred Stock carries a dividend rate of 7%. The Company will pay dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which dividends will be paid in cash (see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Liquidity).

During the three months ended December 31, 1999, the Company granted options to purchase 70,000 and 35,000 shares of common stock to certain employees pursuant to its 1994 and 1997 Stock Option Plans, respectively. With respect to these grants, the Company relied on the exemption from registration provided by
Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company believes that in the industry overall, there will be a trend towards lower sales prices, volume and gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse effect on the Company's operating results.

Historically, the Company has derived a majority of its revenues from the sale of refrigerants. The Company has changed its business focus towards service revenues through the development of a service offering known as
RefrigerantSide(TM) Services. These services are offered in addition to the Company's traditional refrigerant management services, consisting principally of recovery and reclamation of refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. Pursuant to this change in business focus, the Company has developed, and is currently implementing, a strategic business plan which provides for the creation of a network of service depots and the exiting of certain operations which may not support the growth of service sales. Consistent with its plan, the Company anticipates a reduction in automotive refrigerant sales related to the sale of its aerosol packaging equipment and the exit of the Congers, New York facility.

In March 1999, the Company completed the sale of its Series A Preferred Stock and received net proceeds of $5,800,000. The net proceeds of the sale of the Company's Series A Preferred Stock are being used to expand the Company's service offering through a network of depots that provide a full range of the Company's on site RefrigerantSide(TM) Services and to provide working capital. Management believes that its RefrigerantSide(TM) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(TM) Services, in the short term, such an increase will not be sufficient to offset a substantial reduction in refrigerant revenue. The Company expects that it will incur additional expenses and losses during the year related to the expansion and development of its depot network.

The change in business focus towards revenues generated from service may cause a material reduction in revenues derived from the sale of refrigerants. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and possible loss of revenues which would have a material adverse effect on operating results.

Results of Operations

Year ended December 31, 1999 as compared to year ended December 31, 1998

Revenues for 1999 were $17,909,000, a decrease of $5,402,000 or 23% from the $23,311,000 reported during the comparable 1998 period. The decrease was primarily attributable to lower revenues generated from a principal customer and the lack of revenues from the Company's former subsidiary Environmental Support Solutions ("ESS"), which was sold in the first quarter of 1999, partially offset by an increase in RefrigerantSide(TM) Services revenue. In addition, the Company experienced a short fall of certain refrigerant product availability on a timely basis to meet certain of its refrigerant sales. If the Company is unable to obtain refrigerant product in the future, the Company would experience a reduction in refrigerant revenues beyond the reduction that the Company anticipates relating to its change in focus towards service revenues and the reduction in automotive refrigerant sales which would have a material adverse effect on operating results.

Cost of sales for 1999 were $14,121,000, a decrease of $3,464,000 or 20% from the $17,585,000 reported during the comparable 1998 period primarily due to a reduction in refrigerant revenues. As a percentage of sales, cost of sales were 79% of revenues for 1999, an increase from the 75% reported for the comparable 1998 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in labor and other operating costs and the lack of revenues from ESS.

Operating expenses for 1999 were $7,395,000, a decrease of $720,000 or 9% from the $8,115,000 reported during the comparable 1998 period. The decrease was primarily attributable to a lack of operating expenses from ESS offset by an increase in depreciation and amortization and selling expenses primarily associated with the expansion of the Company's RefrigerantSide(TM) Service offering.

Other income (expense) for 1999 was $(348,000), an increase of $81,000 or 30% from the $(267,000) reported during the comparable 1998 period. Other income (expense) includes interest expense of $454,000 and $399,000 for 1999 and 1998, respectively, offset by other income of $106,000 and $132,000 for 1999 and 1998, respectively. The increase in interest expense is primarily attributed to an increase in borrowings during 1999 as compared to 1998. Other income primarily relates to lease rental income.

No income taxes for the years ended December 31, 1999 and 1998 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 1999 and 1998 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for 1999 was  $3,955,000 an increase of $1,299,000  from the $2,656,000 net loss reported during the comparable 1998 period. The increase in net loss was primarily attributable to a lower volume of refrigerant sales.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of approximately $1,677,000, an increase of $1,624,000 from the $53,000 at December 31, 1998. The increase in working capital is primarily attributable to the sale of the Company's Series A Convertible Preferred Stock pursuant to which the Company received net proceeds of $5,800,000 offset by the net losses incurred during the year ended December 31, 1999. A principal component of current assets is inventory. At December 31, 1999, the Company had inventories of $2,480,000, a decrease of $804,000 or 24% from the $3,284,000 at December 31, 1998. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (see "Seasonality and Fluctuations in Operating Results"). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash used by operating activities for the year ended December 31, 1999, was $3,442,000 compared with net cash provided by operating activities of $574,000 for the comparable 1998 period. Net cash used by operating activities was primarily attributable to the increase in trade receivables, a decrease in accounts payable and accrued expenses and by the net loss for the 1999 period offset by a decrease in inventories.

Net cash used by investing activities for the year ended December 31, 1999, was $1,822,000 compared with net cash used by investing activities of $591,000 for the prior comparable 1998 period. The net cash usage primarily consisted of equipment additions primarily associated with the expansion of the Company's depot network.

Net cash provided by financing activities for the year ended December 31, 1999, was $6,971,000 compared with net cash used by financing activities of $167,000 for the comparable 1998 period. The net cash provided by financing activities primarily consisted of proceeds from the sale of the Company's Series A
Preferred Stock and net proceeds from long and short term debt for the 1999 period.

At December 31, 1999, the Company had cash and equivalents of $2,483,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $660,000, at December 31, 1999, bears interest rate of 9.5% and is repayable over 20 years through January 2017. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,125 per month to an unaffiliated third party. The Company intends to sell this property in the foreseeable future.

During January 1997, in connection with the execution of various agreements with E.I. DuPont de Nemours ("DuPont'), the Company obtained additional equity funds of $3,500,000 from an affiliate of DuPont. The proceeds were primarily utilized to retire debt.

On April 28, 1998, the Company entered into a credit facility with CIT which made available borrowings to the Company of up to $5,000,000. The credit facility was increased to $6,500,000 in 1999. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and
(ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 1999, the Company had availability under its revolving line of credit of approximately $700,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of December 31, 1999, the Company has approximately $861,000 outstanding under its term loans. As of December 31, 1999, the Company had $1,500,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 10% at December 31, 1999, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and expires April 29, 2001. The value of the warrants were not deemed to be material.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. The Company will recognize as income the portion of the proceeds associated with the net receivables upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operation. It is not anticipated that the Company will be involved in, or control, the operations of ESS. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock.

The Company is continuing to evaluate opportunities to rationalize its other operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to exit certain operations.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock is $6,500,000. The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remained outstanding, on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999. The conversion rate may be subject to certain antidilution provisions. The Company is using the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On September 30, 1999, the Company declared and paid, in-kind, the dividends of outstanding on the Series A Preferred Stock. The Company issued a total of 2,314 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company engaged an advisor to facilitate the Company's efforts in connection with the sale of its Series A Preferred Stock. In addition to the advisor fees, the Company issued to the advisor, warrants to purchase 136,482 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company incurred an aggregate of $700,000 in costs associated with the sale of the Series A Preferred Stock and such costs have been charged to additional paid-in capital.

The Company believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the next twelve months. Any additional expansion or acquisition opportunities that may arise in the future may affect the Company's future capital needs. However, there can be no assurances that the Company's proposed or future expansion plans will be successful, and as such, the Company may have future capital needs.

Acquisitions

In April 1996, the Company acquired all the outstanding capital stock of ESS, a developer and provider of environmental software, training, and management services in consideration of $2,375,000, consisting of cash of $700,000 and promissory notes in the principal amount of $1,675,000 which were repaid during October 1996. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $800,000.

In June 1996, ESS acquired all the net assets, subject to liabilities, of E-Soft, Inc. ("E-Soft"), a developer and marketer of software programs related to hazardous material management, in consideration of a cash payment of $50,000 and 41,560 shares of common stock with the acquired assets and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $500,000.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year note in the amount of $380,000. The Company will recognize, as income, the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material adverse effect on the Company's financial position or results of operations. It is not anticipated that the Company will be involved in or control the operations of ESS. Effective October 11, 1999, the Company sold to three of ESS' employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of the additional ESS stock.

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

During January 1997, the Company entered into agreements with DuPont to market DuPont's SUVA(TM) refrigerants. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont (see "Description of Business - Strategic Alliance").

During the year ended December 31, 1999, one customer accounted for an aggregate of 17% of the Company's revenues. During the year ended December 31, 1998, two customers accounted for an aggregate of 42% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as incurred in 1999, would have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the
Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. Accordingly, the second half of the year results of operations have reflected additional losses due to a decrease in revenues. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses.

Recent Accounting Pronouncements

The Company adopted SFAS No. 133 as of January 1, 1999. The adoption did not have a material effect on the Company's financial position or results of operations.

Item 7. Financial Statements.

The financial  statements  appear in a separate section of this report following
Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and officers of the Company:

--------------------------------------------------- ------------------------------------------------------------
     Name                            Age                                    Position
     ----                            ---                                    --------
--------------------------------------------------- ------------------------------------------------------------
Kevin J. Zugibe                      36             Chairman of the Board; President and Chief Executive Officer
--------------------------------------------------- ------------------------------------------------------------
Thomas P. Zugibe                     47             Executive Vice President and Director
--------------------------------------------------- ------------------------------------------------------------
Stephen P. Mandracchia               40             Executive Vice President and Secretary
--------------------------------------------------- ------------------------------------------------------------
Brian F. Coleman                     38             Vice President and Chief Financial Officer
--------------------------------------------------- ------------------------------------------------------------
Walter A. Phillips                   47             Vice President Marketing and Strategic Planning
--------------------------------------------------- ------------------------------------------------------------
Harry C. Schell                      65             Director
--------------------------------------------------- ------------------------------------------------------------
Vincent Abbatecola                   53             Director
--------------------------------------------------- ------------------------------------------------------------
Otto C. Morch                        66             Director
--------------------------------------------------- ------------------------------------------------------------
Dominic J. Monetta                   58             Director
--------------------------------------------------- ------------------------------------------------------------
Robert L. Burr                       48             Director
--------------------------------------------------- ------------------------------------------------------------
Robert M. Zech                       34             Director
--------------------------------------------------- ------------------------------------------------------------


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

Thomas P. Zugibe has been a Vice President of the Company since its inception in 1991 and a director since April 1995. Mr. Zugibe is responsible for overseeing the day to day operations of the Company. He has been engaged in the practice of law in the State of New York since 1980 and is on extended leave from the law firm of Ferraro, Zugibe, and Albrecht, Garnerville, New York.

Stephen P. Mandracchia has been a Vice President of the Company since January 1993 and Secretary of the Company since April 1995. Mr. Mandracchia served as a director from June 1994 until August 1996 and was reelected to the Board of Directors in August 1999 . Mr. Mandracchia is responsible for corporate, administrative and regulatory legal affairs of the Company. Mr. Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983).

Brian F. Coleman has been Vice President and Chief Financial Officer of the Company since May 1997. Prior to joining the Company, Mr. Coleman was employed by and since July 1995, was a partner with BDO Seidman, LLP, the Company's independent auditors.

Walter A. Phillips has been Vice President of Marketing and Strategic Planning of the Company since October 1996. Prior to joining the Company, Mr. Phillips was employed in various sales and marketing roles with York International.

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

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr has been a Director of Fleming Asset Management, a subsidiary of Robert Fleming, Inc., a global merchant bank, since 1995. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Prior to that time, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Global Pharmaceutical Corporation.

Robert M. Zech has been a Director of the Company since June 1999. Mr. Zech has been a Vice President of Fleming Asset Management, a subsidiary of Robert Fleming Inc., a global merchant bank, since 1996. From 1994 to 1996, Mr. Zech was an Investment Analyst with Cramer Rosenthal McGlynn Inc., an investment management firm. Prior to that time, Mr. Zech served as an Associate with Wolfensohn & Co., a mergers & acquisitions advisory firm, and was a Financial Analyst at leveraged buyout sponsor Merrill Lynch Capital Partners, Inc. and in the investment banking division of Merrill Lynch & Co.

The Company has established a Compensation /Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of the Company's executive officers and for the administration of the Company's Stock Option Plans. The members of the such Committee are Messrs. Abbatecola, Morch, Burr and Schell. The Company also has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Morch and Zech. The Company also has an Executive Committee of the Board of Directors, which is authorized to exercise the powers of the board of directors in the general supervision and control of the business affairs of the Company during the intervals between meetings of the board. The members of the Executive Committee are Messrs. Schell, Zech and Kevin J. Zugibe. In 1999, the Company established an Occupational, Safety And Environmental Protection Committee, which is responsible for satisfying the Board that the Company's Environmental, Health and Safety policies, plans and procedures are adequate. The members of the Occupational, Safety and Environmental Protection Committee are Messrs. Mandracchia, Monetta and Thomas P. Zugibe.

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than seven (7) (subject to decrease by a resolution adopted by the shareholders). In 1999, the Board of Directors was increased to nine members. Two members of the board, Messrs. Burr and Zech, were elected by vote of the Holders of the Company's Series A Preferred Stock at the Company's August 19, 1999 Annual Meeting of the Shareholders.

The Company currently maintains directors and officers liability insurance for covered claims up to $2,000,000 in the aggregate.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that during the year ended December 31, 1999 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with except that (i) Messrs Burr and Zech failed to timely file a Form 3 upon becoming directors of the Company, (ii) Messrs. Kevin Zugibe, Thomas P. Zugibe, Stephen Mandracchia, Brian Coleman and Walter Philips failed to timely file a Form 4 with respect to options to purchase 1,000 shares of the Company's common stock granted to each of them in March 1999, (iii) Messrs. Abbatecola, Morch and Monetta failed to timely file a Form 4 with respect to options to purchase 5,000 shares of the Company's common stock granted to each of them in August 1999, (iv) Mr. Schell failed to timely file a Form 4 with respect to options to purchase 10,000 shares of the Company's common stock granted to him in August 1999; and (v) Mr. Abbatecola failed to timely file a Form 4 with respect to the 1,500 shares of the company's common stock purchased by him in 1999.

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for the Company's Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 1999 (the "Named Executives").

Summary Compensation                                                                                          Long Term Compensation
Table                                                                                                                  Awards
                                                                                                              ----------------------
                                                                             Annual Compensation(1)           Securities Underlying
                                                                             --------------------
         Name                         Position                Year           Salary          Bonus                     Options
         ----                         --------                ----           ------          -----                     -------
Kevin J. Zugibe            Chairman of the Board,             1999          $136,279           --                    1,000 shares
                           President and Chief Executive      1998          $134,800           --                   40,000 shares
                           Officer                            1997          $158,631           --                   58,000 shares

Eugene J. Tonkovich(2)     President and Chief Operating      1999          $128,124           --                    1,000 shares
                           Officer                            1998          $ 91,238           --                  250,000 shares(3)
                                                              1997                --           --                         --

Stephen P. Mandracchia     Executive Vice President and       1999          $108,124           --                    1,000 shares
                           Secretary                          1998          $104,800           --                   25,000 shares
                                                              1997          $120,554           --                   40,000 shares

Thomas P. Zugibe           Executive Vice President           1999          $104,800           --                    1,000 shares
                                                              1998          $104,800           --                   25,000 shares
                                                              1997          $120,169           --                   40,000 shares

Walter A. Phillips         Vice President Marketing and       1999          $160,781           --                    1,000 shares
                           Strategic Planning                 1998          $148,312           --                   10,000 shares
                                                              1997          $213,145           --                   22,000 shares

Brian F.  Coleman          Vice President and Chief           1999          $138,124           --                    1,000 shares
                           Financial Officer                  1998          $124,900           --                   25,000 shares
                                                              1997           $79,950           --                   42,000 shares

----------
(1) The value of personal benefits furnished to the Named Executives during 1997, 1998, and 1999 did not exceed 10% of their respective annual compensation.

(2) Effective July 1999, Eugene J. Tonkovich resigned as President and Chief Operating Officer but continues to be compensated as an employee of the Company.

(3) In 1999 options to purchase 100,000 of the 250,000 shares of Common Stock have been cancelled.

The Company granted options, vesting immediately on the date of grant, to the Named Executives during the fiscal year ended December 31, 1999, as shown in the following table:

                           Summary of Stock Options
                          Granted to Named Executives

                                                                 Number of      % of Total
                                                                 Securities     Options
                                                                 Underlying     Granted to
                                                                 Options        Employees in
                                                                 Granted        Fiscal year
                                                                 ----------     -----------      Exercise or          Expiration
      Name                         Position                       Shares         Percent       Base price ($/sh)          Date
      ----                         --------                       ------         -------       -----------------       ----------

Kevin J. Zugibe            Chairman, President and                1,000           .4%               $2.00              03/24/2004
                           Chief Executive Officer

Thomas P. Zugibe           Executive Vice President               1,000           .4%               $2.00              03/24/2004

Stephen P.                 Executive Vice President               1,000           .4%               $2.00              03/24/2004
Mandracchia

Walter A. Phillips         Vice President of Marketing and        1,000           .4%               $1.78              03/24/2004
                           Strategic Operations

Brian F. Coleman           Vice President and Chief               1,000           .4%               $1.78              03/24/2004
                           Financial Officer

                 Aggregated Fiscal Year End Option Values Table

The following table sets forth information concerning the value of unexercised stock options held by the Named Executives at December 31, 1999. No options were exercised by the Named Executives during the fiscal year ended December 31, 1999.





                                                                    Number of Securities
                                                                         Underlying                      (1) Value of
                                                                     Unexercised Options             In-the-money Options
                                   Shares                           At December 31, 1999             At December 31, 1999
                                   ------                           ---------------------            --------------------
     Name                        Acquired on   Value Realized   Exercisable   Unexercisable     Exercisable     Unexercisable
     ----                        -----------   --------------   -----------   -------------     -----------     -------------
                                  Exercise
                                  --------

Kevin J. Zugibe                      --             --            81,000         18,000              0              0
Chairman; President and
Chief Executive Officer

Thomas P. Zugibe                     --             --            66,000              0              0              0
Executive Vice President


Stephen P. Mandracchia               --             --            66,000              0              0              0
Executive Vice President
and Secretary

Walter A. Phillips                   --             --            48,000              0              0              0
Vice President of  Marketing
& Strategic Planning

Brian F. Coleman                     --             --            68,000              0              0              0
Vice President and Chief
Financial Officer


----------
(1)Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $1.50.

Compensation of Directors

Non-employee directors receive an annual fee of $3,000 and receive reimbursement for out-of-pocket expenses incurred, and an attendance fee of $500 and $250, respectively, for attendance at meetings of the Board of Directors and Board committee meetings. In addition, commencing in August 1998, non-employee directors receive 5,000 nonqualified stock options per year of service under the Company's Stock Option Plans.

To date, the Company has granted to Harry C. Schell nonqualified options to purchase 20,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 1999. The Company has also granted to each of Dominic J. Monetta, Otto Morch and Vincent Abbatecola, nonqualified options to purchase 10,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 1999. In addition, as members of the Board of Directors, the Company has granted to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. nonqualified options to purchase 8,618 and 1,382 shares of common stock at an exercise price of $2.38 per share. All such options issued to the directors are vested and fully exercisable at December 31, 1999.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2001 and is automatically renewable for two successive terms. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $70,000 with such increases and bonuses as the Board may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

The Company has entered into a three-year employment contract with Mr. Coleman which provides for an annual base salary of $130,000, which expires in May 2000.

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

The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by a committee of the Board of Directors, which currently consists of Messrs. Abbatecola, Morch, Burr and Schell. The committee, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Plan will expire on December 31, 2004.

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

As of December 31, 1999, options to purchase 248,266 shares of Common Stock were issued under the Plan. During 1999, the Company granted options to purchase 70,000 shares to employees, exercisable at prices ranging from $1.94 to $2.50 per share (see Note 11 to the Notes to the Consolidated Financial Statements).

1997 Stock Option Plan

The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"), pursuant to which 2,000,000 shares of Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs may be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The 1997 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by a committee of the Board of Directors, which currently consists of Messrs. Abbatecola and Morch. The committee, within the limitations of the 1997 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the 1997 Plan will expire on June 11, 2007.

ISOs granted under the 1997 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Non-qualified options granted under the 1997 Plan may not be granted at a price less than 85% of the market value of the Common Stock on the date of grant. Options granted under the 1997 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the 1997 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 1999, the Company granted options to purchase 786,266 shares of Common Stock under the 1997 Plan. During 1997, options to purchase 40,000, 25,000 and 25,000 shares at an exercise price of $4.47 per share were granted to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested and are fully exercisable. Additionally, during 1997, options to purchase 18,000, 15,000 and 15,000 shares at an exercise price of $3.85 were granted to, respectively, Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe. Such options vested and are fully exercisable except for options to purchase 17,000 shares of Common Stock issued to Kevin J. Zugibe which become exercisable November 3, 2000. During 1997, the Company also granted options to purchase 99,100 shares to certain officers and employees, exercisable at prices ranging from $3.50 to $4.06 per share. During 1998, the Company granted non-qualified options to purchase 40,000, 25,000, and 25,000 shares at an exercise price of $3.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested on August 31, 1998. In addition during 1998, the Company also granted options to purchase 420,666 shares to certain officers, directors and employees, exercisable at prices ranging from $2.50 to $4.375 per share. During 1999, the Company granted options to purchase 1,000, 1,000 and 1,000 shares at an exercise price of $2.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested and are fully exercisable as of November 3, 2000; November 3, 1999 and November 3, 1999, respectively. In addition, during 1999, the Company also granted options to purchase 153,500 shares to certain officers, directors and employees, exercisable at prices ranging from $1.781 to $2.63 per share (see Note 11 to the Notes to the Consolidated Financial Statements).

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 13, 2000 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:


                                            Amount and
                                             Nature of           Percentage of
                                             Beneficial              Common
Name and Address of Beneficial Owner (1)    Ownership (2)         Shares Owned
----------------------------------------    ------------         -------------
Kevin J. Zugibe                                318,728       (3)    6.15%
Thomas P. Zugibe                               305,668       (4)    5.93%
Stephen P. Mandracchia                         300,128       (5)    5.83%
Walter A. Phillips                              48,000       (6)       *
Brian F. Coleman                                68,000       (7)       *
Vincent P. Abbatecola                           15,000       (8)       *
Robert L. Burr                                       0      (12)       *
Dominic J. Monetta                              20,000       (8)       *
Otto C. Morch                                   10,600       (8)       *
Harry C. Schell                                 49,000       (9)       *
Robert M. Zech                                       0      (12)       *
DuPont Chemical and Energy
Operations, Inc.                               500,000      (10)    9.83%
Fleming Funds                                2,844,273      (11)   35.87%
All directors and executive officers
  as a group
(11 persons)                                 1,135,124      (13)   20.77%


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

(3) Includes (i) 40,000 shares which may be purchased at $4.47 per share; (ii) 40,000 shares which may be purchased at $3.00 per share; (iii) 18,000 shares which may be purchased at $3.85 per share and (iv) 1,000 shares which may be purchased at $2.00 per share under immediately exercisable options. Does not give effect to any voting rights held by Mr. Zugibe as a result of the Company's agreement with the holders of the Series A Preferred Stock as discussed in (11) below.

(4) Includes (i) 25,000 shares which may be purchased at $4.47 per share; (ii) 15,000 shares which may be purchased at $3.85 per share (iii) 25,000 shares which may be purchased at $3.00 per share and (iv) 1,000 shares which may be purchased at $2.00 per share under immediately exercisable options.

(5) Includes (i) 25,000 shares which may be purchased at $4.47 per share; (ii) 15,000 shares which may be purchased at $3.85 per share (iii) 25,000 shares which may be purchased at $3.00 per share and (iv) 1,000 shares which may be purchased at $2.00 per share under immediately exercisable options. Does not give effect to any voting rights held by Mr. Mandracchia as a result of the Company's agreement with the holders of the Series A Preferred Stock as discussed in (11) below.

(6)  Represents  (i) 15,000  shares  which may be purchased at $5.625 per share;
(ii) 10,000 shares which may be purchased at $4.06 per share; (iii) 12,000 shares which may be purchased at $3.50 per share; (iv) 10,000 shares which may be purchased at $3.06 per share and (v) 1,000 shares which may be purchased at $1.78 per share under immediately exercisable options.

(7) Represents (i) 30,000 shares which may be purchased at $4.06 per share; (ii) 12,000 shares which may be purchased at $3.50 per share; (iii) 25,000 shares which may be purchased at $2.50 per share and (iv) 1,000 shares which may be purchased at $1.78 per share under immediately exercisable options.

(8) Includes 5,000 shares which may be purchased at $3.00 per share and 5,000 shares which may be purchased at $2.375 under immediately exercisable options.

(9) Includes 10,000 shares which may be purchased at $3.00 per share and 10,000 shares which may be purchased at $2.375 per share under immediately exercisable options.

(10) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. ("DCEO") and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(11) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming U.S. Discovery Partners, L.P. and its general partner, Fleming U.S. Discovery Partners LCC, collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership of Flemings assumes the conversion of Series A Preferred Stock owned by Flemings to Common Stock at a conversion rate of $2.375 per share. The holders of shares of Series A Preferred Stock vote together with the holders of the Common Stock based upon the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Flemings Funds has provided to the Chief Executive Officer and Secretary of the Company a Proxy to vote that number of voting shares held by Flemings which exceed 29% of the then voting shares. Also includes 10,000 shares which may be purchased at $2.375 per share under immediately exercisable options. The address of all of the Fleming Funds is 320 Park Avenue, 11th Floor, New York, New York 10022, except for the Fleming U.S. Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda Ltd., 6 Front Street, Hamilton HM11 Bermuda.

(12) Messers. Burr and Zech have been appointed directors by the Flemings Funds. Their share ownership excludes all shares of common stock beneficially owned by Flemings Funds.

(13) Includes exercisable options to purchase 379,000 shares of Common Stock owned by the directors and officers as a group. Excludes 2,834,273 shares beneficially owned by the Flemings Funds.

Kevin J. Zugibe, Thomas P. Zugibe and Stephen P. Mandracchia may be deemed to be "parents" of the Company as such term is used under the Securities Act of 1933.

Item 12. Certain Relationships and Related Transactions

In May 1998, an officer and a former director of the Company made unsecured loans of $300,000 to the Company which were payable on demand and bore interest at 10%. The note was repaid on June 30, 1998.

In February 1999, a former director of the Company made an unsecured loan of $365,000 to the Company which was payable on demand and bore interest at 12%. The note was repaid on April 16, 1999.

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

(a)       Exhibits

3.1       Certificate of Incorporation and Amendment. (1)

3.2       Amendment to Certificate of Incorporation, dated July 20,1994. (1)

3.3       Amendment to Certificate of Incorporation, dated October 26, 1994. (1)

3.4       By-Laws. (1)

3.5 Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (12)

3.6 Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (12)

3.7 Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (12)

10.1      Lease Agreement between the Company and Ramapo Land Co., Inc. (1)

10.2      Consulting Agreement with J.W. Barclay & Co., Inc. (1)

10.3      1994 Stock Option Plan of the Company. (1) (*)

10.4      Employment Agreement with Kevin J. Zugibe. (1) (*)

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

10.7 Agreement between the Company and James T. and Joan Cook for the purchase of premises 3200 S.E. 14th Avenue, Ft. Lauderdale, Florida.
          (1)

10.8 Agreement dated as of December 12, 1994, by and between the Company and James Spencer d/b/a CFC Reclamation. (2)

10.9 Employment agreement, dated December 12, 1994, between the Company and James Spencer. (2)

10.10 Agreement, dated July 25, 1995, between the Company and Refrigerant Reclamation Corporation of America. (3)

10.11 Employment Agreements with Thomas P. Zugibe, Stephen P. Mandracchia and Stephen J. Cole-Hatchard. (4) (*)

10.12 Contract of Sale with ESS, Stephen Spain, Robert Johnson and the Company dated April 23, 1996. (5)

10.13     Agreement   dated  June  14,  1996  between   Environmental   Support,
          Solutions, Inc. and E-Soft, Inc. (7)

10.14     Agreement  dated July 24, 1996  between the Company and GRR Co.,  Inc.
          (7)

10.15 Agreements dated June 18, 1996 and September 30, 1996 between Cameron Capital and the Company. (7)

10.16 Employment agreement, dated October 1, 1996, between the Company and Walter Phillips. (7) (*)

10.17 Agreement dated February 4, 1997 between Wilson Art, Inc. and the Company for the purchase of 100 Brenner Drive, Congers, New York. (7)

10.18 Employment agreement, dated April 16, 1997, between the Company and Brian Coleman. (8) (*)

10.19 Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the Company. (6)

10.20 Loan and security agreements and warrant agreements dated April 29, 1998 between the Company and CIT Group/Credit Financing Group, Inc.
          (9)

10.21     Stock   Purchase   Agreement,   Registration   Rights   Agreement  and
          Stockholders Agreement dated March 30, 1999 between the Company and Flemings US Discovery Partners, L.P. (10)

10.22     Contract  of  Sale,   dated  March  19,  1999,  for  75%  interest  in
          Environmental Support Solutions, Inc. (11)

10.23     1997 Stock Option Plan of the Company, as amended. (*)

23.1      Consent of BDO Seidman, LLP.

27        Financial Data Schedule.

----------

(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).

(2) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K dated December 12, 1994.

(3) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1995.

(4) Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(5) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K dated April 29, 1996.

(6) Incorporated by reference to the comparable exhibit filed with the Company Report in Form 8-K dated January 29, 1997.

(7) Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended
           December 31, 1996.

(8) Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(9) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended March 31, 1998.

(10) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1998.

(11) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended March 31, 1999.

(12) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.

(*)       Denotes Management Compensation Plan, agreement or arrangement.

(b)       Reports on Form 8-K:

          During the quarter ended December 31, 1999, no report on Form 8-K was filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:    /s/ Kevin J. Zugibe
       --------------------------
       Kevin J. Zugibe, President

Date:  March 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                      Title                                                 Date
        ---------                                      -----                                                 ----
/s/ Kevin J. Zugibe                 Chairman of the  Board; President and Chief Executive                March 28, 2000
--------------------------          Officer (Principal Executive Officer)
Kevin J. Zugibe

/s/ Thomas P. Zugibe                Executive Vice President and Director                                March 28, 2000
--------------------------
Thomas P. Zugibe

/s/ Stephen P. Mandracchia          Executive Vice President; Secretary and Director                     March 28, 2000
--------------------------
Stephen P. Mandracchia

/s/ Brian F. Coleman                Vice President and Chief Financial Officer  (Principal               March 28, 2000
--------------------------          Financial and  Accounting Officer)
Brian F. Coleman

/s/ Harry C. Schell                 Director                                                             March 28, 2000
--------------------------
Harry C. Schell

/s/ Vincent Abbatecola              Director                                                             March 28, 2000
--------------------------
Vincent Abbatecola

/s/ Otto C. Morch                   Director                                                             March 28, 2000
--------------------------
Otto C. Morch

/s/ Dominic J. Monetta              Director                                                             March 28, 2000
--------------------------
Dominic J. Monetta

/s/ Robert L. Burr                  Director                                                             March 28, 2000
--------------------------
Robert L. Burr

/s/ Robert M. Zech                  Director                                                             March 28, 2000
--------------------------
Robert M. Zech

                            Hudson Technologies, Inc.
                        Consolidated Financial Statements

                                    Contents
--------------------------------------------------------------------------------


Report of Independent Certified Accountants                          28
Audited Consolidated Financial Statements:
o   Consolidated Balance Sheet                                       29
o   Consolidated Statements of Operations                            30
o   Consolidated Statements of  Stockholders' Equity                 31
o   Consolidated Statements of  Cash Flows                           32
o   Notes to the Consolidated Financial Statements                   33

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.
Pearl River, New York

     We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                             /s/ BDO Seidman, LLP
Valhalla, New York
February 29, 2000

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheet
         (Amounts in thousands, except for share and par value amounts)

                                                                    December 31,
                                                                    ------------
                                                                            1999
                                                                            ----

Assets (Note 8)
------
Current assets:
     Cash and cash equivalents                                         $  2,483
     Trade accounts receivable - net (Note 5)                             1,916
     Inventories (Note 6)                                                 2,480
     Prepaid expenses and other current assets                              203
                                                                       --------
          Total current assets                                            7,082

Property, plant and equipment, less accumulated depreciation (Note 7)     5,785
Other assets                                                                112
                                                                       --------
          Total Assets                                                 $ 12,979
                                                                       ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                              $  3,375
    Short-term debt (Note 8)                                              2,030
                                                                       --------
          Total current liabilities                                       5,405
Deferred income                                                              22
Long-term debt, less current maturities (Note 8)                          2,065
                                                                       --------
          Total Liabilities                                               7,492
                                                                       --------

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 9 and 11):
   Preferred stock shares authorized 5,000,000:
      Series  A  Convertible Preferred stock, $.01 par value ($100 liquidation preference value); shares authorized 75,000; issued
      and outstanding 67,314                                              6,731
   Common stock, $0.01 par value; shares authorized 20,000,000;
      issued outstanding 5,085,820                                           51
   Additional paid-in capital                                            21,614
   Accumulated deficit                                                  (22,909)
                                                                       --------
          Total Stockholders' Equity                                      5,487
                                                                       --------

Total Liabilities and Stockholders' Equity                             $ 12,979
                                                                       ========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)

                                                 For the year ended December 31,
                                                 -------------------------------
                                                    1999                1998
                                                 -----------         ----------

Revenues                                         $    17,909         $   23,311
Cost of sales                                         14,121             17,585
                                                 -----------         ----------
Gross Profit                                           3,788              5,726
                                                 -----------         ----------

Operating expenses:
     Selling and marketing                             1,823              1,744
     General and administrative                        4,223              5,176
     Depreciation and amortization                     1,349              1,195
                                                 -----------         ----------
          Total operating expenses                     7,395              8,115
                                                 -----------         ----------

Operating loss                                        (3,607)            (2,389)
                                                 -----------         -----------

Other income (expense):
     Interest expense                                   (454)              (399)
     Other income (Note 3)                               106                132
                                                 -----------        -----------
          Total other (expense)                         (348)              (267)
                                                 -----------        -----------

Loss before income taxes                              (3,955)            (2,656)

Income taxes (Note 4)                                     --                 --
                                                 -----------        -----------
Net loss                                         $    (3,955)       $    (2,656)
                                                 ===========        ===========

Net loss per common share - basic and diluted    $      (.85)       $      (.52)
                                                 ===========        ===========
Weighted average number of shares
 outstanding (Note 1)                              5,085,820          5,068,320
                                                 ===========        ===========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Consolidated Statements of Stockholders' Equity
                (Amounts in thousands, except for share amounts)

                               Preferred Stock            Common Stock                      Additional
                               ---------------            ------------           Treasury      Paid-in   Accumulated
                              Shares     Amount       Shares         Amount         Stock      Capital       Deficit        Total
                             --------   --------   -----------    -----------    -------    ----------    ----------    ----------
Balance at
December 31, 1997                  --   $     --     5,086,820            $51      $(173)      $22,683      $(16,298)       $6,263

Retired
  treasury stock                   --         --       (21,000)            --        173          (173)           --            --
Issuance of common
  stock for services               --         --        20,000             --         --            35            --            35
Net loss                           --         --            --             --         --            --        (2,656)       (2,656)
                             --------   --------   -----------    -----------    -------    ----------    ----------    ----------

Balance at
December 31, 1998                  --         --     5,085,820             51         --        22,545       (18,954)        3,642

Issuance of Series A
  Preferred Stock - Net        65,000      6,500            --             --         --          (700)           --         5,800
Dividends paid in-kind on
  Series A Preferred Stock      2,314        231            --             --         --          (231)           --            --
Net Loss                           --         --            --             --         --            --        (3,955)       (3,955)
                             --------   --------   -----------    -----------    -------    ----------    ----------    ----------

Balance at
December 31, 1999              67,314   $  6,731     5,085,820            $51       $ --       $21,614      $(22,909)       $5,487
                             ========   ========   ===========    ===========    =======    ==========    ==========    ==========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                             (Amounts in thousands)

                                                        For the year ended December 31,
                                                        -------------------------------
                                                              1999       1998
                                                             -------    -------
Cash flows from operating activities:
Net Loss                                                     $(3,955)   $(2,656)
Adjustments to reconcile net loss
   to cash provided (used) by operating activities:
     Depreciation and amortization                             1,349      1,195
     Allowance for doubtful accounts                              41         80
     Common stock issued for services                             --         35
     Changes in assets and liabilities:
        Trade accounts receivable                               (883)       581
        Inventories                                              804        471
        Income taxes receivable                                   --        167
        Prepaid expenses and other current assets                  6        (23)
        Other assets                                              91        (85)
        Accounts payable and accrued expenses                   (876)       822
        Deferred income                                          (19)       (13)
                                                             -------    -------
          Cash provided (used) by operating activities        (3,442)       574
                                                             -------    -------
Cash flows from investing activities:
Additions to property, plant, and equipment                   (1,822)      (591)
                                                             -------    -------
          Cash used by investing activities                   (1,822)      (591)
                                                             -------    -------
Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                5,800         --
Proceeds (repayment) of short-term debt - net                    737       (480)
Proceeds from long-term debt                                   1,064      1,102
Repayment of  long-term debt                                    (630)      (455)
                                                             -------    -------
          Cash  provided by financing activities               6,971        167
                                                             -------    -------
    Increase in cash and cash equivalents                      1,707        150
    Cash and equivalents at beginning of period                  776        626
                                                             -------    -------
          Cash and equivalents at end of period              $ 2,483    $   776
                                                             =======    =======
------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                    $   454    $   399


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Notes to the Consolidated Financial Statements

Note 1- Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily sells refrigerants and provides RefrigerantSide(TM) Services performed at a customer's site, consisting of system decontamination to remove moisture and oils and other contaminants and recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems. The Company operates as a single segment through its wholly owned subsidiary Hudson Technologies Company.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. Effective March 19, 1999, the Company sold 75% of its ownership interest in Environmental Support Solutions, Inc. ("ESS") and as of that date, no longer includes the results of that operation in the consolidated results of the Company. Effective October 11, 1999, the Company sold an additional 5.4% ownership interest in ESS.

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 1999.

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

During the year ended December 31, 1999, one customer accounted for 17% of revenues. During the year ended December 31, 1998, one customer, an affiliate, accounted for 28% and another customer accounted for 14%. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as incurred in 1999, would have an adverse effect on the Company's financial position and results of operations.

Cash and cash equivalents

Temporary investments with original maturities of ninety days or less are included in cash and cash equivalents.

Inventories

Inventories, consisting primarily of reclaimed refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market.

Property, plant, and equipment

Property, plant, and equipment are stated at cost; including internally manufactured equipment. The cost to complete equipment that is under construction is not considered to be material to the Company's financial position. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases.

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

Income taxes

The Company utilizes the assets and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for the current and prior period losses. The tax benefit associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognized net income in future periods.

Loss per common and equivalent shares

Loss per common share (Basic) is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock, $349,000 for 1999 of which $231,000 was paid in kind on September 30, 1999, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted loss per share was not presented since the effect was not dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin and reclaimable refrigerants from domestic suppliers and its customers. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

The Company is subject to various legal proceedings. The Company assesses the merits and potential liability associated with each of these proceedings. The Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities which would have a material adverse affect on operating results and its financial position.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Recent accounting pronouncements

The Company adopted SFAS No. 133 as of January 1, 1999. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption did not have a material effect on the Company's financial position or results of operations.

Note 2 - Acquisitions

On April 23, 1996, the Company acquired all the outstanding capital stock of ESS, a developer and provider of environmental software, training, and management services in consideration of $2,375,000, consisting of cash of $700,000 and promissory notes of $1,675,000 which were repaid during October 1996. The acquisition was accounted for as a purchase from the date of acquisition with the assets acquired and liabilities assumed recorded at fair values, resulting in an excess of cost over assets acquired of approximately $800,000. Results of ESS's operations were included in the Company's consolidated financial statements from the date of acquisition.

On June 14, 1996, ESS acquired all the net assets, subject to liabilities, of E-Soft, Inc. ("E-Soft"), a developer and marketer of software programs related to hazardous material management, in consideration of a cash payment of $50,000 and 41,560 unregistered shares of the Company's stock. E-Soft acquired assets and liabilities were recorded at fair values, resulting in an excess of cost over assets acquired of approximately $500,000. Subsequent to the acquisition, all E-Soft assets and activities were relocated to ESS headquarters in Arizona.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year note in the amount of $380,000. The Company recognized a valuation allowance for 100% of the note receivable. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. It is not anticipated that the Company will be involved in or control the operations of ESS. Effective October 11, 1999, the Company sold to three of ESS' employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of the additional ESS stock.

Note 3 - Other income

For the year ended December 31, 1999, and 1998, other income of $106,000 and $132,000, respectively, consisted mainly of lease rental income from the Company's Ft. Lauderdale facility.

Note 4 - Income taxes

During the years ended December 31, 1999 and 1998, there were no income tax expense recognized due to the Company's net losses.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:


          Year ended December 31,                    1999       1998
          (in percents)                              ----       ----
          Income tax rates
          ----------------

          - Statutory U.S. Federal rate               (34%)      (34%)
          - States, net U.S. benefits                  (4%)       (4%)
          - Valuation allowance                        38%        38%
                                                    -----      -----
          Total                                        --%        --%
                                                    =====      =====

As of December 31, 1999, the Company has net operating loss carryforwards, ("NOL's") of approximately $20,000,000 expiring 2007 through 2014 for which a 100% valuation allowance has been recognized. Refrigerant Reclamation Corporation of America ("RRCA"), acquired during 1995 as a subsidiary of the Company, has available NOL's expiring 2007 through 2010 of approximately $4,660,000 subject to annual limitations of approximately $367,000.

Elements of deferred income tax assets (liabilities) are as follows:

                     December 31,                               1999
                     (in thousands)                           --------
                     Deferred tax assets (liabilities)
                     ---------------------------------

                     - Depreciation & amortization            $   (55)
                     - Reserves for doubtful accounts              63
                     - NOL                                      8,000
                     - Other                                       (8)
                                                              -------
                     Subtotal                                   8,000
                     - NOL valuation allowance                 (8,000)
                                                              -------
                     Total                                    $    --
                                                              =======

Note 5- Trade accounts receivable - net

At December 31, 1999, trade accounts receivable are net of reserves for doubtful accounts of $158,000.

Note 6 - Inventories

Inventories consisted of the following:

                    December 31,                                 1999
                                                              -------
                    (in thousands)
                    Refrigerant and cylinders                 $ 2,142
                    Packaged refrigerants                         338
                                                              -------
                    Total                                     $ 2,480
                                                              =======

During  January 1998,  the Company  entered into several  agreements,  with E.I.
DuPont de Nemours and Company ("DuPont") to market DuPont's SUVA(TM) refrigerants. Under the agreement, 100% of virgin refrigerants provided to specified market segment customers must be purchased from DuPont (see Note 9 to the Notes to Consolidated Financial Statements).

Note 7 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

           December 31,
           (in thousands)                                      1999
                                                             --------
           Property, plant, & equipment
           ----------------------------

           - Land                                            $    335
           - Buildings & improvements                             754
           - Equipment                                          7,055
           - Equipment under capital lease                      1,159
           - Furniture & fixtures                                 175
           - Leasehold improvements                               853
           - Equipment under construction                         246
                                                             --------
           Subtotal                                            10,577
           Accumulated depreciation & amortization             (4,792)
                                                             --------
           Total                                             $  5,785
                                                             ========

The Company's land, building, and improvements, with a net book value of approximately $953,000, are currently being leased to a third party. The Company intends to sell this property in the foreseeable future.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

          December 31,                                          1999
          (in thousands)                                      -------
          Short-term & long-term debt
          ---------------------------
          Short-term debt:
           - Bank credit line                                 $ 1,500
           - Long-term debt: current                              530
                                                              -------
          Subtotal                                              2,030
                                                              -------
          Long-term debt:
           - Bank credit line                                     861
           - Mortgage payable                                     660
           - Capital lease obligations                            289
           - Vehicle loans                                        781
           - RRCA priority claims                                   4
           - Less: current maturities                            (530)
                                                              -------
          Subtotal                                              2,065
                                                              -------
          Total                                               $ 4,095
                                                              =======

Bank credit line

On April 28, 1998, the Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which makes available borrowings to the Company of up to $5,000,000 and increased to $6,500,000 in 1999. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 1999, the Company has availability under its revolving line of credit of approximately $700,000. Advances, available to the Company, under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of December 31, 1999, the Company has approximately $861,000 outstanding under its term loans. As of December 31, 1999, the Company had $1,500,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 10% at December 31, 1999, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

Mortgage payable

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $660,000, at December 31, 1999 bears interest at a rate of 9.5% and repayable over 20 years through January 2017.

Vehicle Loans

During 1999, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's on-site services. The loans are payable in 60 monthly payments through October 2004 and bear interest at 9.0% through 9.98%.

RRCA Priority Claims

In connection with its bankruptcy reorganization in June 1994, prior to its acquisition by Hudson, RRCA had unsecured obligations, as modified by a settlement during April 1996, payable in periodic payments to bankruptcy creditors through January 2000.

Related Party Loan

In February 1999, a former director made an unsecured loan in the aggregate principal amount of $365,000 to the Company. The loan was repaid on April 16, 1999 and bore interest at 12% per annum.

Scheduled maturities of the Company's debts and capital lease obligations are as follows:

          Debts and capital lease obligations
          -----------------------------------
          Years ended December 31,                              Amount
          ------------------------                              ------
           (in thousands)

           -2000                                                $2,030
           -2001                                                   414
           -2002                                                   428
           -2003                                                   429
           -2004                                                   211
           -Thereafter                                             583
                                                                ------
          Total                                                 $4,095
                                                                ======

The Company rents certain equipment with a net book value of about $410,000 for leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

          Scheduled capital lease obligation payments
          -------------------------------------------
          Years ended December 31,                              Amount
          ------------------------                              ------
          (in thousands)

           -2000                                                $  175
           -2001                                                    47
           -2002                                                    43
           -2003                                                    24
                                                                ------
          Total                                                 $  289
                                                                ======

Average short-term debt for the year ended December 31, 1999 totaled $964,000 with a weighted average interest rate of approximately 9.6%.

Note 9 - Stockholders' equity

On May 10, 1996, the Board of Directors authorized the Company to acquire, from publicly traded markets, a maximum of 25,000 issued and outstanding shares of its own Common Stock. In 1996, the Company had repurchased 21,000 shares at an average price of $8.25 per share. No shares were subsequently purchased. During 1998, the Company retired the 21,000 shares of stock held in treasury.

In September 1996 and October 1997, in connection with the then outstanding convertible debentures, the Company issued warrants to purchase an aggregate of 16,071 and 66,000 shares of the Company's Common Stock at an exercise price of $18.00 and $10.00, respectively, per share. These warrants expire through August 6, 2002.

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

On April 28, 1998, in connection with the loan agreements with CIT, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share and expires April 29, 2001. The value of the warrants were not deemed to be material and expire on April 29, 2001. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

On March 16, 1999, the shareholders of the Company approved an amendment to the Certificate of Incorporation to authorize the issuance of 5,000,000 shares of Preferred Stock. This authorization allows the Board of Directors to, among other things, set the number of shares, the dividend rate and the voting rights on any issuance of Preferred Stock.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock is $6,500,000. The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remained outstanding, on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999. The conversion rate may be subject to certain antidilution provisions. The Company is using the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company will pay dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On September 30, 1999, the Company declared and paid, in-kind, the dividends of outstanding on the Series A Preferred Stock. The Company issued a total of 2,314 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of the Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company engaged an advisor to facilitate the Company's efforts in connection with the sale of the Series A Preferred Stock. In addition to the advisor fees, the Company issued to the advisor, warrants to purchase 136,482 shares of the Company's Common Stock at an exercise price per share of $2.73. The Company incurred an aggregate of $700,000 in costs associated with the sale of the Series A Preferred Stock and such costs have been charged to additional paid-in capital.

Note 10 - Commitments and contingencies

Rents, operating leases and contingent income

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through December 31, 2001. In addition, the Company leases its owned Ft. Lauderdale facility to a third party.

Properties

The Company's headquarters are located in approximately 5,400 square feet of leased commercial space at Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a three year agreement at an annual rental of approximately $87,500 through January 2002.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 for $700,000. Annual real estate taxes are approximately $24,000. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,125 per month to an unaffiliated third party. The Company intends to sell this property in the foreseeable future.

The Company's Hillburn facility is located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $90,000 through May 2004.

The Company's Rantoul, Illinois facility is located in a 29,000 square foot building leased from an unaffiliated third party at an annual rental of approximately $ 78,000 pursuant to an agreement expiring in September 2002. The Company also leases warehouse space from an unaffiliated third party in a 7,500 square foot building on a month to month basis at a monthly rent of $1,600.

The Company's Charlotte, North Carolina facility is located in a 12,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $42,000 pursuant to an agreement expiring in April 2000.

The Company's Houston, Texas depot facility, which consists of 1,555 square feet located in a larger building, is leased from an unaffiliated third party at an annual rent of $8,000 pursuant to an agreement which expires in May 2000.

The Company's Villa Park (Chicago), Illinois depot facility is located in a 3,500 square foot building leased from an unaffiliated third party at an annual rent of approximately $23,000 pursuant to an agreement expiring in August 2002.

The Company's Baltimore, Maryland depot facility is located in a 2,700 square foot building leased from an unaffiliated third party at an annual rent of approximately $25,000 pursuant to an agreement expiring in August 2002.

The Company's Seattle, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $16,200 pursuant to an agreement expiring in March 2001.

The Company's Plainview, New York depot facility is located in a 2,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $16,440 pursuant to an agreement expiring in July 2000.

The Company's Haverhill (Boston), Massachusetts depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $13,200 pursuant to an agreement expiring in February 2001.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $60,000 pursuant to an agreement expiring in April 2001.

The Company's Baton Rouge, Louisiana facility is located in a 3,800 square foot building leased from an unaffiliated third party at an annual rental of approximately $18,000 pursuant to an agreement expiring in July 2002.

The Company's Ft. Myers, Florida engineering facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $48,600 pursuant to an agreement expiring in July 2000.

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the years ended December 31, 1999 and 1998 totaled approximately $925,000 and $928,000, respectively.

Future commitments under operating leases, are summarized as follows:

          Rent expense
          ------------
          Years ended December 31,             Amount
          ------------------------             ------
          (in thousands)

          -2000                                $  641
          -2001                                   513
          -2002                                   230
          -2003                                   105
          -2004                                    46
                                               ------
          Total                                $1,535
                                               ======

Legal Proceedings

During June 1995, United Water of New York Inc. ("United") alleged that it discovered that two of its wells within close proximity to the Company's Hillburn, New York facility showed elevated levels of refrigerant contamination, specifically Trichlorofluoromethane (R-11). During December 1997, United alleged that it discovered levels of Dichlorodifluoromethane (R-12) in two of its wells within close proximity to the Company's facility, and has alleged that the Company is the source. Sampling by the Company of various monitoring wells installed around the Company's facilities have been taken on a monthly basis since August 1996 and have detected levels of R-11 in the groundwater, but have failed to detect any levels of R-12 in the groundwater in and around the Company's facility.

In January 1998, the Company agreed to install a remediation system at the Company's facility to remove any remaining R-11 levels in the groundwater under and around the Company's facility. In August 1998, the New York State Department of Environmental Conservation ("DEC") accepted the Company's proposal and requested that the Company proceed with the installation of the system. The cost of this remediation system was $100,000.

In June 1998, United commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the foregoing alleged contamination. In December 1998, United served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901, et. seq. ("RCRA") In January 1999, the Company filed a motion to dismiss the RCRA cause of action.

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

In April 1999, the Company was advised by United that one of its wells within close proximity to the Company's facility showed elevated levels of R-11 in excess of 200 ppb. and was taking certain steps and would be incurring costs in an attempt to remediate any contamination. In response to the release, the Company requested, and in May 1999, received permission from the DEC to operate the planned remediation system pending negotiation and finalization of a Consent Order covering the operation of the system. The remediation system was put into operation on May 7, 1999. The level of R-11 in the affected United well have steadily decreased since June 1, after rising to a level in excess of 700 ppb. and on March 13, 2000 was reduced to 5.5 ppb. In December 1999, a second United well within close proximity to the Company's facility began showing elevated levels of R-11 in excess of 5 ppb. and increased to a high of 26 ppb. in February 2000. The Company continues to work with the DEC, United and with the Company's experts to determine the scope of any contamination, and to develop plans for the construction of a separate remediation system to directly treat contaminated water from United's well.

In July 1999, United filed a motion seeking permission to amend its complaint in the action it commenced in June 1998 to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 release. In August 1999, the Company entered into a stipulation accepting service of the amended complaint subject to the Company's pending motion to dismiss. On August 26, 1999, the Court issued a decision which granted the Company's motion to dismiss that portion of United's RCRA claims which seek past cleanup costs, and held in abeyance a ruling whether United can assert a claim for present/future cleanup under RCRA until the date of trial. The Company continues to defend the claims asserted by United.

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

During March and April 1998, six (6) complaints, each alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, were filed by a total of eight shareholders, on behalf of themselves and all others similarly situated, against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Each of the complaints alleged that the defendants, among other things, misrepresented material information about the Company's financial results and prospects, and its customer relationships. In October 1998, a consolidated complaint on behalf of the plaintiffs was served upon the Company. In December 1998, a motion was made on behalf of the Company to dismiss each of the claims asserted against the Company in the consolidated complaint. On September 26, 1999, the Court issued an opinion and order dismissing with prejudice three of the five claims asserted by the plaintiffs and further dismissing the remaining two claims without prejudice to the plaintiffs filing a second amended consolidated complaint within thirty (30) days of the date of the Court's opinion and order. The plaintiffs failed to serve a second amended consolidated complaint, and as a result, in November 1999, a final judgment was entered dismissing the consolidated complaint in its entirety.

In June 1999, an action was commenced in the Baton Rouge Supreme Court by William Freeman and three others against the Company seeking unspecified damages for alleged personal injuries allegedly suffered as a result of an ammonia release at the Company's Louisiana facility in January 1999. The Company maintains that the allegations in the complaint are without merit and that no damages were suffered by the plaintiffs in that action. There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company.

The Company and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business; none of which are material.

Employment agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2001 and is automatically renewable for two successive terms. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $70,000 with such increases and bonuses as the Board may determine.

The Company has entered into a five year employment agreement with an employee which expires in July 2001 and is renewable for successive two year terms. The agreement provided for a minimum annual salary of $85,000 per year and bonuses up to $115,000 per year based on certain production volumes.

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

Effective July 25, 1997, and as amended on August 19, 1999, the Company adopted its 1997 Employee Stock Option Plan ("1997 Plan") pursuant to which 2,000,000 shares of common stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless sooner terminated, the 1997 Plan will expire on June 11, 2007.

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

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants since 1995.

          Years ended December 31,                 1999         1998
          Assumptions                              ----         -----
          -----------

          Dividend Yield                              0%          0%
          Risk free interest rate                   5.3%        5.5%
          Expected volatility                      46.5%       46.1%
          Expected lives                              5           5

Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

     Years ended December 31,                           1999        1998
                                                     ---------     -------
     Pro forma results
     -----------------
     (In thousands, except per share amounts)
     Net loss:

        As reported                                  $  (3,955)    $(2,656)
        Pro forma                                    $  (4,723)    $(3,438)
     Loss per common share-basic and
     diluted
        As reported                                  $    (.85)    $  (.52)
        Pro forma                                    $   (1.00)    $  (.68)

A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes for the years ending on those dates is presented below:

                                                              Weighted
                                                               Average
     Stock Option Plan Grants                 Shares    Exercise Price
     ------------------------
     Outstanding at December 31, 1997        880,526             $6.03
     o         Granted                       520,666             $3.50
     o         Forfeited                     (26,550)            $5.74
                                           ---------
     Outstanding at December 31, 1998      1,374,642             $5.08
     o         Granted                       226,500             $2.24
     o         Forfeited                    (566,610)            $5.23
                                           ---------
     Outstanding at December 31, 1999      1,034,532             $4.37
                                           =========             =====


Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 1999 and 1998 is shown below:

    Options Exercisable

                                                    Year  ended   Year  ended
                                                    December 31,  December 31,
                                                       1999         1998

     Options exercisable at year-end                   925,532    1,052,525
                                                   -----------    ---------

     Weighted average exercise price
                                                   $      4.07    $    5.15
                                                   -----------    ---------

     Weighted average fair value of options
     granted during the
     year

                                                   $       .83    $    1.21
                                                   -----------    ---------


                    Options Exercisable at December 31, 1999


                                                            Weighted-average
                                                                Exercise
   Range of Prices                 Number Outstanding            Price
   ---------------                 ------------------           ------
     $1 to $4                            636,000                $ 2.86
     $4 to $10                           190,532                $ 4.55
     $10 to $16                           99,000                $10.91
                                         -------
     $1 to $16                           925,532                $ 4.07
                                         =======

The following table summarizes information about stock options outstanding at December 31, 1999:

                    Options Outstanding At December 31, 1999



                                      Weighted-average       Weighted-
     Range of                                Remaining         average
     --------               Number         Contractual        Exercise
     Prices            Outstanding                Life           Price
     ------            -----------                ----           -----
     $1 to $4              701,000           4.2 years       $    3.01
     $4 to $10             190,532           3.0 years       $    4.55
     $10 to $16            143,000           2.0 years       $   10.79
                         ---------
     $1 to $16           1,034,532           3.7 years       $    4.37
                         =========

During the initial phase-in period of SFAS 123, the effects on the pro-forma results are not likely to be representative of the effects on pro-forma results in future years since options vest over several years and additional awards could be made each year.