Form 10QSB
period 2000-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2000-05-12
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended March 31, 2000

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
Yes |X| No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value                           5,088,820 shares
-----------------------------                           ----------------
         Class                                      Outstanding at April 7, 2000

================================================================================

                            Hudson Technologies, Inc.
                                      Index

                                                                           Page
Part I.      Financial Information                                        Number

             Item 1   - Consolidated Balance Sheets                          3
                      - Consolidated Statements of Operations                4
                      - Consolidated Statements of Cash Flows                5
                      - Notes to the Consolidated Financial Statements       6
             Item 2   - Management's Discussion and Analysis of Financial    9
                          Condition and Results of Operations

Part II.     Other information

             Item 1    - Legal Proceedings                                  13
             Item 2    - Changes in Securities and Use of Proceeds          14
             Item 6    - Exhibits and Reports on Form 8-K                   14

Signatures                                                                  15

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                               March 31,   December 31,
                                                                                 2000          1999
                                                                               --------      --------
                                                                                (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                 $  2,112      $  2,483
     Trade accounts receivable - net of allowance for doubtful
         accounts of $173 and $158                                                1,620         1,916
     Inventories                                                                  2,262         2,480
     Prepaid expenses and other current assets                                      228           203
                                                                               --------      --------
          Total current assets                                                    6,222         7,082

Property, plant and equipment, less accumulated depreciation                      5,689         5,785
Other assets                                                                         84           112
                                                                               --------      --------
          Total Assets                                                         $ 11,995      $ 12,979
                                                                               ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                      $  3,266      $  3,375
    Short-term debt                                                               2,102         2,030
                                                                               --------      --------
           Total current liabilities                                              5,368         5,405
Deferred income                                                                      18            22
Long-term debt, less current maturities                                           1,967         2,065
                                                                               --------      --------
           Total Liabilities                                                      7,353         7,492
                                                                               --------      --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock shares authorized 5,000,000: Series A Convertible
      Preferred stock, $.01 par value ($100 liquidation preference value);
      shares authorized
      75,000; issued and outstanding 69,712 and 67,314                            6,971         6,731
    Common stock, $0.01 par value; shares authorized
       20,000,000; issued outstanding 5,088,820 and 5,085,820                        51            51
    Additional paid-in capital                                                   21,381        21,614
    Accumulated deficit                                                         (23,761)      (22,909)
                                                                               --------      --------
           Total Stockholders' Equity                                             4,642         5,487
                                                                               --------      --------

Total Liabilities and Stockholders' Equity                                     $ 11,995      $ 12,979
                                                                               ========      ========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                       Three month period
                                                         ended March 31,
                                                      2000              1999
                                                   -----------      -----------

Revenues                                           $     3,084      $     5,031
Cost of Sales                                            2,106            3,837
                                                   -----------      -----------
Gross Profit                                               978            1,194
                                                   -----------      -----------

Operating expenses:
     Selling and marketing                                 511              383
     General and administrative                            959            1,253
     Depreciation and amortization                         326              336
                                                   -----------      -----------
          Total operating expenses                       1,796            1,972
                                                   -----------      -----------

Operating loss                                            (818)            (778)
                                                   -----------      -----------

Other income (expense):
     Interest expense                                     (117)            (102)
     Other income                                           83               24
                                                   -----------      -----------
        Total other income (expense)                       (34)             (78)
                                                   -----------      -----------

Loss before income taxes                                  (852)            (856)
Income taxes                                                --               --
                                                   -----------      -----------
Net loss                                                  (852)            (856)
Preferred stock dividends                                 (122)              --
                                                   -----------      -----------
Available for common shareholders                  $      (974)     $      (856)
                                                   ===========      ===========
Net loss per common share - basic and diluted      $     (0.19)     $     (0.17)
                                                   ===========      ===========
Weighted average number of shares outstanding        5,087,820        5,085,820
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

                                                            Three month period
                                                              ended March 31,
                                                           --------------------
                                                            2000         1999
                                                           -------      -------
Cash flows from operating activities:
Net loss                                                   $  (852)     $  (856)
Adjustments to reconcile net loss
   to cash provided (used) by operating activities:
     Depreciation and amortization                             326          336
     Allowance for doubtful accounts                            15           32
     Common stock issued for services                            7           --
     Changes in assets and liabilities:
          Trade accounts receivable                            282         (566)
          Inventories                                          218          841
          Prepaid and other current assets                     (25)         (16)
          Other assets                                           5           77
          Accounts payable and accrued expenses               (109)         808
          Deferred income                                       (4)          (8)
                                                           -------      -------
          Cash provided (used) by operating activities        (137)         648
                                                           -------      -------

Cash flows from investing activities:
Additions to property, plant, and equipment                   (207)        (257)
                                                           -------      -------
          Cash used by investing activities                   (207)        (257)
                                                           -------      -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                 --        5,798
Proceeds (repayments) from short-term debt - net                60         (364)
Proceeds from loans to stockholders                             --          365
Proceeds from long-term debt                                   100           --
Repayment of long-term debt                                   (187)        (111)
                                                           -------      -------
          Cash provided (used) by financing activities         (27)       5,688
                                                           -------      -------

     Increase (decrease) in cash and cash equivalents         (371)       6,079
     Cash and equivalents at beginning of period             2,483          776
                                                           -------      -------
          Cash and equivalents at end of period            $ 2,112      $ 6,855
                                                           =======      =======
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                  $   117      $   102

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

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 2000 and December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2000 and December 31, 1999.

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

During the quarter ended March 31, 2000, no customer accounted for more than 10% of revenues. During the quarter ended March 31, 1999, one customer accounted for 23% and another customer accounted for 14%. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as occurred in 2000, would have an adverse effect on the Company's financial position and results of operations.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock, $122,000 for 2000, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted loss per share was not presented since the effect was not dilutive.

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

Note 2 -Stockholders Equity

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock was $6,500,000. The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and the Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding, on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999. The conversion rate is subject to certain antidilution provisions. The Company is using the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On March 30, 2000, the Company declared and paid, in-kind, the dividends of outstanding on the Series A Preferred Stock. The Company issued a total of 2,398 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of the Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

Note 3 - Sale of ESS

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year note in the amount of $380,000. The Company recognized a valuation allowance for 100% of the note receivable. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective October 11, 1999, the Company sold to three of ESS' employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of the additional ESS stock. Effective April 18, 2000, the Company sold the balance of its stock ownership to one of ESS' founders. The Company received cash in the amount of $188,000 from the sale.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company believes that, in the industry overall, there will be a trend towards lower sales prices, volume and gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse effect on the Company's operating results.

Historically, the Company has derived a majority of its revenues from the sale of refrigerants. The Company has changed its business focus towards service revenues through the development of a service offering known as
RefrigerantSide(TM) Services. These services are offered in addition to the Company's traditional refrigerant management services, consisting principally of recovery and reclamation of refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. Pursuant to this change in business focus, the Company has developed, and is currently implementing, a strategic business plan which provides for the creation of a network of service depots and the exiting of certain operations which may not support the growth of service sales. Consistent with its plan, the Company anticipates a reduction in refrigerant sales which were primarily targeted to the automotive aftermarket industry.

In March 1999, the Company completed the sale of its Series A Preferred Stock and received net proceeds of $5,800,000. The net proceeds of the sale of the Company's Series A Preferred Stock are being used to expand the Company's service offering through a network of service depots that provide a full range of the Company's on site RefrigerantSide(TM) Services and to provide working capital. Management believes that its RefrigerantSide(TM) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(TM) Services, in the short term, such an increase will not be sufficient to offset a substantial reduction in refrigerant revenue. The Company expects that it will incur additional expenses and losses during the year related to the continued development of its depot network.

The change in business focus towards revenues generated from service may cause a material reduction in revenues derived from the sale of refrigerants. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and possible loss of revenues which would have a material adverse effect on its operating results.

Results of Operations

Three months ended March 31, 2000 as compared to the three months ended March 31, 1999

Revenues for the three months ended March 31, 2000 were $3,084,000, a decrease of $1,947,000 or 39% from the $5,031,000 reported during the comparable 1999 period. The decrease was attributable to a lower volume of refrigerant revenues and the lack of revenues from the Company's former subsidiary Environmental Support Solutions, Inc. ("ESS") which was sold during the first quarter of 1999, offset, in part, by an increase in RefrigerantSide(TM) Service revenues. The reduction in refrigerant revenues related to a reduction of refrigerant sales to principal customers in the automotive aftermarket industry. The increase in RefrigerantSide(TM) Service revenues reflects growth through the development of the Company's depot network.

Cost of sales for the three months ended March 31, 2000 were $2,106,000, a decrease of $1,731,000 or 45% from the $3,837,000 reported during the comparable 1999 period primarily due mainly to a lower volume of refrigerant revenues. As a percentage of sales, cost of sales were 68% of revenues for the three month period ended March 31, 2000, a decrease from the 76% reported for the comparable 1999 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to the reduction of refrigerant revenues which were at lower gross profit margins.

Operating expenses for the three months ended March 31, 2000 were $1,796,000, a decrease of $176,000 or 9% from the $1,972,000 reported during the comparable 1999 period. The decrease was primarily attributable to a decrease in professional fees, rental expense and the lack of operating expenses from ESS offset by an increase in selling costs.

Other income (expense) for the three months ended March 31, 2000 was ($34,000), a decrease of $44,000 or 56% from the ($78,000) reported during the comparable 1999 period. Other income (expense) includes interest expense of $117,000 and $102,000 for 2000 and 1999, respectively, offset by other income of $83,000 and $24,000 for 2000 and 1999, respectively. The increase in interest expense is primarily attributed to an increase in borrowings during 2000 as compared to 1999. Other income primarily relates to lease rental income, interest income and proceeds from the sale of ESS.

No income taxes for the three months ended March 31, 2000 and 1999 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2000 and 1999 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for the three months ended March 31, 2000 was $852,000, as compared to net loss of $856,000 reported during the comparable 1999 period. The net change in the net loss for the 2000 period as compared to 1999 was primarily attributable to a lower volume of refrigerant sales offset by a reduction in operating expenses.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of approximately $854,000, a decrease of $823,000 from the $1,677,000 at December 31, 1999. The reduction in working capital is primarily attributable to the net loss incurred during the quarter ended March 31, 2000. A principal component of current assets is inventory. At March 31, 2000, the Company had inventories of $2,262,000, a decrease of $218,000 or 9% from the $2,480,000 at December 31, 1999. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash used by operating activities for the three months ended March 31, 2000, was $137,000 compared with net cash provided by operating activities of $648,000 for the comparable 1999 period. Net cash used by operating activities was attributable mainly to the net loss for the 2000 period and a reduction in accounts payable and accrued expenses offset by the reduction of accounts receivable and inventories.

Net cash used by investing activities for the three months ended March 31, 2000, was $207,000 compared with net cash used by investing activities of $257,000 for the prior comparable 1999 period. The net cash usage consisted of equipment additions associated with the expansion of the depot network.

Net cash used by financing activities for the three months ended March 31, 2000, was $27,000 compared with net cash provided by financing activities of $5,688,000 for the comparable 1999 period. The net cash used by financing activities primarily consisted of repayment of long term debt for the 2000 period.

At March 31, 2000, the Company had cash and equivalents of $2,112,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $656,000, at March 31, 2000, bears interest rate of 9.5% and is repayable over 20 years through January 2017. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,125 per month to an unaffiliated third party. The Company intends to sell this property in the foreseeable future.

The Company has entered into a credit facility with the CIT Group/Credit Finance, Inc. ("CIT") which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of March 31, 2000, the Company had availability under its revolving line of credit of approximately $337,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of March 31, 2000, the Company had approximately $814,000 outstanding under its term loans and $1,560,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 10.5% at March 31, 2000, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective October 11, 1999, the Company sold to three of ESS' employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock. Effective April 18, 2000, the Company sold the balance of its stock ownership to one of ESS' founders. The Company received cash in the amount of $188,000 from the sale.

The Company is continuing to evaluate opportunities to rationalize its other operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to exit certain operations.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock was $6,500,000. The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding, on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999. The conversion rate is subject to certain antidilution provisions. The Company is using the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On March 31, 2000, the Company declared and paid, in-kind, the dividends of outstanding on the Series A Preferred Stock. The Company issued a total of 2,398 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

On March 30, 2000, the Company entered into an agreement with the New York State Energy Research and Development Authority ("NYSERDA") to jointly fund a research project designed to develop a system to improve the efficiency and performance and to increase system capacity of existing air-conditioning and refrigeration chiller systems. Pursuant to the agreement, NYSERDA will contribute up to $250,000 to the project.

The Company currently believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion and development of its service business for approximately the next twelve months. However, any unanticipated expenses or lack of expected revenues from the Company's depots or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated.

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

During the quarter ended March 31, 2000, no customer accounted for more than 10% of the Company's revenues. During the quarter ended March 31, 1999, two customers accounted for an aggregate of 47% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as occurred in 2000, would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II - OTHER INFORMATION


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

In April 1999, the Company was advised by United that one of its wells within close proximity to the Company's facility showed elevated levels of R-11 in excess of 200 ppb. and was taking certain steps and would be incurring costs in an attempt to remediate any contamination. In response to the release, the Company requested, and in May 1999, received permission from the DEC to operate the planned remediation system pending negotiation and finalization of a Consent Order covering the operation of the system. The remediation system was put into operation on May 7, 1999. The level of R-11 in the affected United well, after rising to a level of 785 ppb. in June 1999, have steadily decreased and on April 3, 2000 was 4.6 ppb. In December 1999, a second United well within close proximity to the Company's facility began showing elevated levels of R-11 in excess of 5 ppb. and increased to a high of 35 ppb. in March 2000. The Company continues to work with the DEC, United and with the Company's experts to determine the scope of any contamination, and to develop plans for the construction of a separate remediation system to directly treat contaminated water from United's well.

In July 1999, United filed a motion seeking permission to amend its complaint in the action it commenced in June 1998 to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 R-11 release. In August 1999, the Company entered into a stipulation accepting service of the amended complaint subject to the Company's pending motion to dismiss. On August 26, 1999, the Court issued a decision which granted the Company's motion to dismiss that portion of United's RCRA claims which seeks past cleanup costs, and held in abeyance a ruling whether United can assert a claim for present/future cleanup under RCRA until the date of trial. The Company continues to defend the claims asserted by United.

The Company carries $1,000,000 of pollution liability insurance per occurrence and has put the insurance carrier on notice of the release and possible claims of United. There can be no assurance that this action, or any settlement thereof, will be resolved in a manner favorable to the Company, or that the ultimate outcome of any legal action or settlement, or the effects of the April 1, 1999 R-11 release, will not have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiaries are subject to various other claims and/or lawsuits from both private and governmental parties arising from the ordinary course of business, none of which are material.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2000, the Company granted options to purchase 10,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan and issued 3,000 shares of its common stock to an officer for services. On March 30, 2000, the Company issued a total of 2,398 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends then due. With respect to these grants and issuances, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

          (a)  The following exhibits are attached to this report.
               Exhibit 27: Financial Data Schedule (for SEC use only)

          (b) No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                 HUDSON TECHNOLOGIES, INC.

                                 By: /s/ Kevin J. Zugibe        May 12, 2000
                                     ---------------------------------------
                                         Kevin J. Zugibe            Date
                                         Chairman/President and
                                         Chief Executive Officer



                                 By: /s/ Brian F. Coleman       May 12, 2000
                                     ---------------------------------------
                                         Brian F. Coleman           Date
                                         Vice President and
                                         Chief Financial Officer