Form 10QSB
period 2000-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2000-08-11
CIK 925528

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common stock, $0.01 par value                          5,088,820 shares
             Class                                  Outstanding at July 14, 2000

================================================================================

                            Hudson Technologies, Inc.
                                      Index


Part I.  Financial Information                                       Page Number

         Item 1   - Consolidated Balance Sheets                           3
                  - Consolidated Statements of Operations                 4
                  - Consolidated Statements of Cash Flows                 5
                  - Notes to the Consolidated Financial Statements        6
         Item 2   - Management's Discussion and Analysis of Financial     9
                           Condition and Results of Operations

Part II. Other information

         Item 1    - Legal Proceedings                                   14
         Item 2    - Changes in Securities and Use of Proceeds           15
         Item 6    - Exhibits and Reports on Form 8-K                    15

Signatures                                                               16

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                            June 30,          December 31,
                                                                               2000                  1999
                                                                        -----------           -----------
                                                                         (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                          $     1,773           $     2,483
     Trade accounts receivable - net of allowance for doubtful
         accounts of $171 and $158                                            2,496                 1,916
     Inventories                                                              1,721                 2,480
     Prepaid expenses and other current assets                                  407                   203
                                                                        -----------           -----------
          Total current assets                                                6,397                 7,082

Property, plant and equipment, less accumulated depreciation                  5,780                 5,785
Other assets                                                                    113                   112
                                                                        -----------           -----------
          Total Assets                                                  $    12,290           $    12,979
                                                                        ===========           ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                               $     3,147           $     3,375
    Short-term debt                                                           2,228                 2,030
                                                                        -----------           -----------
           Total current liabilities                                          5,375                 5,405
Deferred income                                                                  15                    22
Long-term debt, less current maturities                                       2,067                 2,065
                                                                        -----------           -----------
           Total Liabilities                                                  7,457                 7,492
                                                                        -----------           -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock shares authorized 5,000,000:
      Series A Convertible Preferred Stock, $.01 par value
      ($100 liquidation preference value); shares authorized
      75,000; issued and outstanding 69,712 and 67,314                        6,971                 6,731
    Common Stock, $0.01 par value; shares authorized
       20,000,000; issued outstanding 5,088,820 and 5,085,820                    51                    51
    Additional paid-in capital                                               21,381                21,614
    Accumulated deficit                                                     (23,570)              (22,909)
                                                                        -----------           -----------
           Total Stockholders' Equity                                         4,833                 5,487
                                                                        -----------           -----------

Total Liabilities and Stockholders' Equity                              $    12,290           $    12,979
                                                                        ===========           ===========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                                        Three month period                 Six month period
                                                                           ended June 30,                    ended June 30,
                                                                     -------------------------         -------------------------
                                                                       2000             1999             2000             1999
                                                                     --------         --------         --------         --------
Revenues                                                             $  4,578         $  3,995         $  7,662         $  9,027
Cost of Sales                                                           2,693            3,002            4,799            6,840
                                                                     --------         --------         --------         --------
Gross Profit                                                            1,885              993            2,863            2,187
                                                                     --------         --------         --------         --------

Operating expenses:
     Selling and marketing                                                532              469            1,043              852
     General and administrative                                         1,046              882            2,005            2,135
     Depreciation and amortization                                        301              328              627              664
                                                                     --------         --------         --------         --------
          Total operating expenses                                      1,879            1,679            3,675            3,651
                                                                     --------         --------         --------         --------

Operating income (loss)                                                     6             (686)            (812)          (1,464)
                                                                     --------         --------         --------         --------

Other income (expense):
     Interest expense                                                    (129)            (106)            (246)            (208)
     Loss on sale of equipment                                             --              (80)              --              (80)
     Other income                                                         314               85              397              109
                                                                     --------         --------         --------         --------
        Total other income (expense)                                      185             (101)             151             (179)
                                                                     --------         --------         --------         --------

Income (loss) before income taxes                                         191             (787)            (661)          (1,643)
Income taxes                                                               --               --               --               --
                                                                     --------         --------         --------         --------
Net income (loss)                                                         191             (787)            (661)          (1,643)
Preferred stock dividends                                                (122)            (113)            (244)            (113)
                                                                     --------         --------         --------         --------
Available for common shareholders                                    $     69         $   (900)        $   (905)        $ (1,756)
                                                                     ========         ========         ========         ========

------------------------------------------------------
Net income (loss) per common share - basic and diluted               $   0.01         $  (0.18)        $  (0.18)        $  (0.35)
                                                                     ========         ========         ========         ========

Weighted average number of shares outstanding                       5,088,820        5,085,820        5,088,320        5,085,820
                                                                    =========        =========        =========        =========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                             (Amounts in thousands)
                                                               Six month period
                                                                ended June 30,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
Cash flows from operating activities:
Net loss                                                     $  (661)   $(1,643)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                               627        664
     Allowance for doubtful accounts                              15         41
     Common stock issued for services                              7         --
     Changes in assets and liabilities:
          Trade accounts receivable                             (594)      (992)
          Inventories                                            759     (1,409)
          Prepaid and other current assets                      (204)       (76)
          Other assets                                             7         58
          Accounts payable and accrued expenses                 (228)      (410)
          Deferred income                                         (7)       (12)
                                                             -------    -------
          Cash used by operating activities                     (279)    (3,779)
                                                             -------    -------

Cash flows from investing activities:
Additions to patents                                             (12)        --
Additions to property, plant, and equipment                     (618)    (1,209)
                                                             -------    -------
          Cash used by investing activities                     (630)    (1,209)
                                                             -------    -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                   --      5,800
Proceeds (repayments) from short-term debt - net                 246        784
Proceeds from long-term debt                                     317        437
Repayment of long-term debt                                     (364)      (320)
                                                             -------    -------
          Cash provided by financing activities                  199      6,701
                                                             -------    -------

     Increase (decrease) in cash and cash equivalents           (710)     1,713
     Cash and equivalents at beginning of period               2,483        776
                                                             -------    -------
          Cash and equivalents at end of period              $ 1,773    $ 2,489
                                                             =======    =======

Supplemental disclosure of cash flow information:
     Cash paid during period for interest                    $   246    $   208


         See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily sells refrigerants and provides RefrigerantSide(TM) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and recovery and reclamation of the refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1999. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 2000 and December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2000 and December 31, 1999.

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

During the six months ended June 30, 2000, no customer accounted for more than 10% of revenues. During the six months ended June 30, 1999, one customer accounted for 19% and another customer accounted for 10%. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as occurred in 2000, would have an adverse effect on the Company's financial position and results of operations.

Cash and cash equivalents

Temporary investments with original maturities of ninety days or less are included in cash and cash equivalents.

Inventories

Inventories,   consisting   primarily  of  reclaimed   and  cross   contaminated
refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market.

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

Income (loss) per common and equivalent shares

Income (loss) per common  share,  Basic,  is calculated  based on the net income
(loss) for the period less dividends on the outstanding Series A Preferred Stock, $244,000 and $113,000 for the six month period ended June 30, 2000 and 1999, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted income (loss) per share was not presented since the effect was not dilutive.

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

Note 2 -Stockholders Equity

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock was $6,500,000. The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and the Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding, on the fifth anniversary date, and converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999. The conversion rate is subject to certain antidilution provisions. The Company used the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(TM) Services and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On March 30, 2000, the Company declared and paid, in-kind, the dividends due on the outstanding shares of Series A Preferred Stock. The Company issued a total of 2,398 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of the Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

Note 3 - Sale of ESS

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year note in the amount of $380,000. The Company recognized a valuation allowance for 100% of the note receivable. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective October 11, 1999, the Company sold to three of ESS' employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of the additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption and such amount was included as other income as of that date.

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

The Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(TM) Services. These new services are offered in addition to the Company's traditional refrigerant management services, consisting principally of recovery and reclamation of refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. Pursuant to this change in business focus, the Company is currently implementing a strategic business plan which provides for the creation of a network of service depots and the exiting of certain operations which may not support the growth of service sales. Consistent with its plan, the Company has experienced a reduction in refrigerant sales which were primarily targeted to the automotive aftermarket industry.

In March 1999, the Company completed the sale of its Series A Preferred Stock and received net proceeds of $5,800,000. The net proceeds of the sale of the Company's Series A Preferred Stock were used to expand the Company's service offering through a network of service depots that provide a full range of the Company's on site RefrigerantSide(TM) Services and to provide working capital. Management believes that its RefrigerantSide(TM) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(TM) Services, in the short term, such an increase will not be sufficient to offset a substantial reduction in refrigerant revenue. The Company expects that it will incur additional expenses and losses during the year related to the continued development of its depot network.

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

Results of Operations

Three months ended June 30, 2000 as compared to the three months ended June 30, 1999

Revenues for the three months ended June 30, 2000 were $4,578,000, an increase of $583,000 or 15% from the $3,995,000 reported during the comparable 1999 period. The increase in revenues was primarily attributable to an increase in refrigerant sales and an increase in RefrigerantSide(TM) Service revenues offset by a reduction in aerosol packing services. The increase in refrigerant revenues related an increase in the sales prices for certain refrigerants as compared to the 1999 period. The increase in RefrigerantSide(TM) Service revenues reflects growth through the development of the Company's depot network. The lack of aerosol packaging services revenues in the 2000 period was due to the Company's sale of the related equipment in the third quarter of 1999 and its exit from the business.

Cost of sales for the three months ended June 30, 2000 were $2,693,000, a decrease of $309,000 or 10% from the $3,002,000 reported during the comparable 1999 period primarily due mainly to lower costs of refrigerant product. As a percentage of sales, cost of sales were 59% of revenues for the three month period ended June 30, 2000, a decrease from the 75% reported for the comparable 1999 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to the increase in the sale price of certain refrigerants and the increase in RefrigerantSide(TM) Service revenues. Revenues from refrigerant sales are expected to decrease due to the seasonal nature of refrigerant sales. Additionally, the Company anticipates that margins from refrigerant sales will decrease during the second half of the year (see Seasonality and Fluctuations in Operating Results).

Operating expenses for the three months ended June 30, 2000 were $1,879,000, an increase of $200,000 or 12% from the $1,679,000 reported during the comparable 1999 period. The increase was primarily attributable to an increase in professional fees and selling expenses.

Other income (expense) for the three months ended June 30, 2000 was $185,000, an increase of $286,000 from the ($101,000) reported during the comparable 1999 period. Other income (expense) includes interest expense of $129,000 and $106,000 for 2000 and 1999, respectively, offset by other income of $314,000 and $85,000 for 2000 and 1999, respectively. The increase in interest expense is primarily attributed to an increase in borrowings during 2000 as compared to 1999. Other income was primarily attributable to lease rental income, interest income and proceeds from the sale of ESS.

No income taxes for the three months ended June 30, 2000 and 1999 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2000 and 1999 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net income for the three months ended June 30, 2000 was $191,000, as compared to net loss of $787,000 reported during the comparable 1999 period. The net change in the net income for the 2000 period as compared to 1999 was primarily attributable to an increase in gross profit margins on certain refrigerant sales and RefrigerantSide(TM) Service revenues.

Six months ended June 30, 2000 as compared to the six months ended June 30, 1999

Revenues for the six months ended June 30, 2000 were $7,662,000, a decrease of $1,365,000 or 15% from the $9,027,000 reported during the comparable 1999 period. The decrease was primarily attributable to lower volumes of refrigerant revenues, the lack of revenues from ESS, which was sold in the first quarter of 1999 and the lack of aerosol packing service revenues, offset, in part by an increase in RefrigerantSide(TM) Services revenue. The reduction in the refrigerant revenues related to a reduction of refrigerant sales to principal customers in the automotive aftermarket industry. The lack of aerosol packaging service revenues in the 2000 period was due to the Company's sale of the related equipment in the third quarter of 1999 and its exit from the business. The increase in RefrigerantSide(TM) Service revenues reflects growth through the development of the Company's depot network.

Cost of sales for the six months ended June 30, 2000 was $4,799,000, a decrease of $2,041,000 or 30% from the $6,840,000 reported during the comparable 1999 period due mainly to a lower volume of refrigerant revenues. As a percentage of sales, cost of sales was 63% of revenues for the six-month period ended June 30, 2000, a decrease from the 76% reported for the comparable 1999 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction of refrigerant revenues which were at lower gross profit margins and an increase in RefrigerantSide(TM) Service revenues. Revenues from refrigerant sales are expected to decrease due to the seasonal nature of refrigerant sales. Additionally, the Company anticipates that margins from refrigerant sales will decrease during the second half of the year (see Seasonality and Fluctuations in Operating Results).

Operating expenses for the six months ended June 30, 2000 were $3,675,000, an increase of $24,000 from the $3,651,000 reported during the comparable 1999 period. The increase was primarily attributable to an increase in selling expense offset by a lack of operating expenses from ESS.

Other income (expense) for the six months ended June 30, 2000 was $151,000, an increase of $330,000 from the ($179,000) reported during the comparable 1999 period. Other income (expense) includes interest expense of $246,000 and $208,000 for 2000 and 1999, respectively, offset by other income of $397,000 and $109,000 for 2000 and 1999, respectively. In addition, in 1999, the Company recognized a loss on the sale of equipment in the amount of $80,000. Other income was primarily attributable to lease rental income, interest income and proceeds from the sale of ESS.

No income taxes for the six months ended June 30, 2000 and 1999 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2000 and 1999 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognized net income in future periods.

Net loss for the six months ended June 30, 2000 was $661,000, as compared to the net loss of $1,643,000 reported during the comparable 1999 period. The reduction in net loss was primarily attributable to an increase in gross profit margins on certain refrigerant sales and an increase in RefrigerantSide(TM) Service revenues.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of approximately $1,022,000, a decrease of $655,000 from the $1,677,000 at December 31, 1999. The reduction in working capital is primarily attributable to the net loss incurred during the six months ended June 30, 2000. A principal component of current assets is inventory. At June 30, 2000, the Company had inventories of $1,721,000, a decrease of $759,000 or 31% from the $2,480,000 at December 31, 1999. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash used by operating activities for the six months ended June 30, 2000 was $279,000 compared with net cash used by operating activities of $3,779,000 for the comparable 1999 period. Net cash used by operating activities primarily consisted of the net loss for the 2000 period, an increase in accounts receivable and a reduction in accounts payable and accrued expenses offset by the reduction of inventories.

Net cash used by investing activities for the six months ended June 30, 2000 was $630,000 compared with net cash used by investing activities of $1,209,000 for the prior comparable 1999 period. The net cash usage primarily consisted of equipment additions associated with the expansion of the depot network.

Net cash provided by financing activities for the six months ended June 30, 2000 was $199,000 compared with net cash provided by financing activities of $6,701,000 for the comparable 1999 period. The net cash provided by financing activities primarily consisted of proceeds of long term debt for the 2000 period.

At June 30, 2000, the Company had cash and equivalents of $1,773,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $651,000, at June 30, 2000, bears interest at the rate of 9.5% and is repayable over 20 years through January 2017. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,125 per month to an unaffiliated third party. The Company intends to sell this property in the foreseeable future.

The Company has entered into a credit facility with the CIT Group/Credit Finance, Inc. ("CIT") which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of June 30, 2000, the Company had availability under its revolving line of credit of approximately $641,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of June 30, 2000, the Company had approximately $768,000 outstanding under its term loans and $1,746,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 11% at June 30, 2000, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year 6% interest bearing note in the amount of $380,000. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective October 11, 1999, the Company sold to three of ESS' employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption.

The Company is continuing to evaluate opportunities to rationalize its operations based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to exit certain operations.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On March 31, 2000, the Company declared and paid, in-kind, the dividends due on the outstanding shares of Series A Preferred Stock. The Company issued a total of 2,398 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company currently believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's current working capital requirements and proposed expansion and development of its service business for the foreseeable future. However, any unanticipated expenses or lack of expected revenues from the Company's depots or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated.

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

During the six months ended June 30, 2000, no customer accounted for more than 10% of the Company's revenues. During the six months ended June 30, 1999, two customers accounted for an aggregate of 29% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as occurred in 2000, would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

In June 1998, United Water of New York Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the prior contamination of certain of United's wells within close proximity to the Company's Hillburn, New York facility, which wells showed elevated levels of refrigerant contamination, specifically Trichlorofluoromethane (R-11) and Dichlorodifluoromethane (R-12). In December 1998, United served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C.ss.6901, et.seq. seq. ("RCRA").

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility of approximately 7,800 lbs. of R-11, as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located. An amount of the R-11 escaped the secondary containment area through an open drain from the secondary containment area for removing accumulated rainwater and entered the ground. In April 1999, the Company was advised by United that one of its wells within close proximity to the Company's facility showed elevated levels of R-11 in excess of 200 ppb.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system at the Company's facility to remove R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation system was $100,000.

In July 1999, United amended its complaint in the Rockland County action to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 R-11 release.

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has agreed to make monthly payments in the amount of $5,000 for a minimum of 18 months following the settlement. The proceeds of the settlement are required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United and that have successfully contained the spread of R-11. The remediation tower is expected to be completed by March 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement exhausted all insurance proceeds available under all applicable policies.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field. Under the Order on Consent, the Company agreed to pay a $10,000 penalty relating to the April 1, 1999 release and agreed to continue operating the remediation system installed by the Company at its Hillburn facility in May 1999 until remaining groundwater contamination has been effectively abated.

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA"). The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period.

There can be no assurance that the effects of the April 1, 1999 R-11 release, will not spread beyond the United Water well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There is also no assurance that the Company's opposition to the EPA's listing will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2000, the Company granted options to purchase 59,500 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. With respect to these grants and issuances, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are attached to this report.
          Exhibit 27: Financial Data Schedule (for SEC use only)

     (b) No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                  HUDSON TECHNOLOGIES, INC.

                                  By:  /s/ Kevin J. Zugibe       August 11, 2000
                                      ------------------------------------------
                                           Kevin J. Zugibe            Date
                                           Chairman/President and
                                           Chief Executive Officer


                                  By:  /s/ Brian F. Coleman      August 11, 2000
                                      ------------------------------------------
                                           Brian F. Coleman           Date
                                           Vice President and
                                           Chief Financial Officer