Form 10QSB
period 2000-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2000-11-13
CIK 925528

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $0.01 par value                     5,088,820 shares
     -----------------------------                     ----------------
                Class                           Outstanding at October 24, 2000

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

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                            September 30,   December 31,
                                                                2000           1999
                                                            -------------   -----------
  Assets                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                  $  1,432      $  2,483
     Trade accounts receivable - net of allowance for
       doubtful accounts of $165 and $158                          2,129         1,916
     Inventories                                                   1,479         2,480
     Prepaid expenses and other current assets                       281           203
                                                                --------      --------
          Total current assets                                     5,321         7,082

Property, plant and equipment, less accumulated depreciation       5,579         5,785
Other assets                                                         120           112
                                                                --------      --------
          Total Assets                                          $ 11,020      $ 12,979
                                                                ========      ========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                       $  3,207      $  3,375
    Short-term debt                                                1,780         2,030
                                                                --------      --------
           Total current liabilities                               4,987         5,405
Deferred income                                                       10            22
Long-term debt, less current maturities                            1,954         2,065
                                                                --------      --------
           Total Liabilities                                       6,951         7,492
                                                                --------      --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock shares authorized 5,000,000:
      Series A Convertible Preferred Stock, $.01 par value
      ($100 liquidation preference value); shares authorized
      75,000; issued and outstanding 72,195 and 67,314             7,219         6,731
    Common Stock, $0.01 par value; shares authorized
       20,000,000; issued outstanding 5,088,820 and 5,085,820         51            51
    Additional paid-in capital                                    21,133        21,614
    Accumulated deficit                                          (24,334)      (22,909)
                                                                --------      --------

           Total Stockholders' Equity                              4,069         5,487
                                                                --------      --------

 Total Liabilities and Stockholders' Equity                     $ 11,020      $ 12,979
                                                                ========      ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                                      Three month period                    Nine month period
                                                                      ended September 30,                  ended September 30,
                                                               ------------------------------        ------------------------------
                                                                   2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
Revenues                                                       $     3,585        $     6,115        $    11,247        $    15,141
Cost of Sales                                                        2,403              4,927              7,202             11,766
                                                               -----------        -----------        -----------        -----------
Gross Profit                                                         1,182              1,188              4,045              3,375
                                                               -----------        -----------        -----------        -----------

Operating expenses:
     Selling and marketing                                             555                426              1,597              1,278
     General and administrative                                      1,001              1,176              3,007              3,311
     Depreciation and amortization                                     332                335                959                999
                                                               -----------        -----------        -----------        -----------
          Total operating expenses                                   1,888              1,937              5,563              5,588
                                                               -----------        -----------        -----------        -----------

Operating loss                                                        (706)              (749)            (1,518)            (2,213)
                                                               -----------        -----------        -----------        -----------

Other income (expense):
     Interest expense                                                 (131)              (118)              (377)              (326)
     Loss on sale of equipment                                          --                 --                 --                (80)
     Other income                                                       73                 98                470                207
                                                               -----------        -----------        -----------        -----------
        Total other income (expense)                                   (58)               (20)                93               (199)
                                                               -----------        -----------        -----------        -----------

Loss before income taxes                                              (764)              (769)            (1,425)            (2,412)
Income taxes                                                            --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net loss                                                              (764)              (769)            (1,425)            (2,412)
Preferred stock dividends                                             (126)              (118)              (370)              (231)
                                                               -----------        -----------        -----------        -----------
Available for common shareholders                              $      (890)       $      (887)       $    (1,795)       $    (2,643)
                                                               ===========        ===========        ===========        ===========

Net loss per common share - basic and diluted                  $     (0.17)       $     (0.17)       $     (0.35)       $     (0.52)
                                                               ===========        ===========        ===========        ===========
Weighted average number of shares outstanding                    5,088,820          5,085,820          5,088,570          5,085,820
                                                               ===========        ===========        ===========        ===========


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                             (Amounts in thousands)

                                                          Nine month period
                                                         ended September 30,
                                                        ---------------------
                                                          2000        1999
                                                         -------    -------
Cash flows from operating activities:
Net loss                                                 $(1,425)   $(2,412)
Adjustments to reconcile net loss
   to cash provided (used) by operating activities:
     Depreciation and amortization                           959        999
     Allowance for doubtful accounts                          20         41
     Common stock issued for services                          7         --
     Changes in assets and liabilities:
          Trade accounts receivable                         (233)      (973)
          Inventories                                      1,002        904
          Prepaid and other current assets                   (78)       (33)
          Other assets                                        (2)        55
          Accounts payable and accrued expenses             (168)    (1,298)
          Deferred income                                    (12)       (16)
                                                         -------    -------
          Cash provided (used) by operating activities        70     (2,733)
                                                         -------    -------


Cash flows from investing activities:
Additions to patents                                         (12)        --
Additions to property, plant, and equipment                 (747)    (1,844)
                                                         -------    -------
          Cash used by investing activities                 (759)    (1,844)
                                                         -------    -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net               --      5,800
Proceeds (repayments) from short-term debt - net            (164)       108
Proceeds from long-term debt                                 317        853
Repayment of long-term debt                                 (515)      (434)
                                                         -------    -------
          Cash provided (used) by financing activities      (362)     6,327
                                                         -------    -------

Increase (decrease) in cash and cash equivalents          (1,051)     1,750
Cash and equivalents at beginning of period                2,483        776
                                                         -------    -------
          Cash and equivalents at end of period          $ 1,432    $ 2,526
                                                         =======    =======

Supplemental disclosure of cash flow information:
     Cash paid during period for interest                $   377    $   326


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

Note 1- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1999. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 2000 and December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2000 and December 31, 1999.

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

During the nine months ended September 30, 2000, no customer accounted for more than 10% of revenues. During the nine months ended September 30, 1999, one customer accounted for 20% of revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as occurred in 2000, would have an adverse effect on the Company's financial position and results of operations.

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

Income (loss) per common and equivalent shares

Income (loss) per common  share,  Basic,  is calculated  based on the net income
(loss) for the period less dividends on the outstanding Series A Preferred Stock, $370,000 and $231,000 for the nine month period ended September 30, 2000 and 1999, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted income (loss) per share was not presented since the effect was not dilutive.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On September 30, 2000, the Company declared and paid, in-kind, the dividends due on the outstanding shares of Series A Preferred Stock. The Company issued a total of 2,483 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of the Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

Results of Operations

Three months ended September 30, 2000 as compared to the three months ended September 30, 1999

Revenues for the three months ended September 30, 2000 were $3,585,000, a decrease of $2,530,000 or 41% from the $6,115,000 reported during the comparable 1999 period. The decrease in revenues was primarily attributable to an decrease in refrigerant sales offset, in part, by an increase in RefrigerantSide(TM) Service revenues. The decrease in refrigerant revenues is related to a decrease in the sales of refrigerants to principal customers in the automotive aftermarket industry. The increase in RefrigerantSide(TM) Service revenues reflects growth through the development of the Company's depot network.

Cost of sales for the three months ended September 30, 2000 were $2,403,000, a decrease of $2,524,000 or 51% from the $4,927,000 reported during the comparable 1999 period primarily due to lower costs of certain refrigerants purchased by the Company and a lower volume of refrigerant revenues. As a percentage of revenues, cost of sales were 67% of revenues for the three month period ended September 30, 2000, a decrease from the 81% reported for the comparable 1999 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to the increase in the sale price of certain refrigerants and the increase in RefrigerantSide(TM) Service revenues.

Operating expenses for the three months ended September 30, 2000 were $1,888,000, a decrease of $49,000 or 3% from the $1,937,000 reported during the comparable 1999 period. The decrease was primarily attributable to a reduction of professional fees offset by an increase in selling expenses.

Other income (expense) for the three months ended September 30, 2000 was ($58,000), an increase of $38,000 of expenses from the ($20,000) reported during the comparable 1999 period. Other income (expense) includes interest expense of $131,000 and $118,000 for 2000 and 1999, respectively, offset by other income of $73,000 and $98,000 for 2000 and 1999, respectively. The increase in interest expense is primarily attributed to an increase in borrowings and interest rates during 2000 as compared to 1999. Other income was primarily attributable to lease rental income and interest income.

No income taxes for the three months ended September 30, 2000 and 1999 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2000 and 1999 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods.

Net loss for the three months ended September 30, 2000 was $764,000, as compared to a net loss of $769,000 reported during the comparable 1999 period. The net change in the net loss for the 2000 period as compared to 1999 was primarily attributable to low refrigerant revenues offset by an increase in gross profit margins on certain refrigerant sales and an increase in RefrigerantSide(TM) Service revenues.

Nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999

Revenues for the nine months ended September 30, 2000 were $11,247,000, a decrease of $3,894,000 or 26% from the $15,141,000 reported during the comparable 1999 period. The decrease was primarily attributable to lower volumes of refrigerant revenues, the lack of revenues from ESS, which was sold in the first quarter of 1999 and the lack of aerosol packing service revenues, offset, in part by an increase in RefrigerantSide(TM) Services revenue. The reduction in the refrigerant revenues related to a reduction of refrigerant sales to principal customers in the automotive aftermarket industry. The lack of aerosol packaging service revenues in the 2000 period was due to the Company's sale of the related equipment in the third quarter of 1999 and its exit from the business. The increase in RefrigerantSide(TM) Service revenues reflects growth through the development of the Company's depot network.

Cost of sales for the nine months ended September 30, 2000 was $7,202,000, a decrease of $4,564,000 or 39% from the $11,766,000 reported during the comparable 1999 period due mainly to a lower volume of refrigerant revenues. As a percentage of revenues, cost of sales was 64% of revenues for the nine-month period ended September 30, 2000, a decrease from the 78% reported for the comparable 1999 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction of refrigerant revenues which were at lower gross profit margins, an increase in the sales price of certain refrigerants and an increase in RefrigerantSide(TM) Service revenues.

Operating expenses for the nine months ended September 30, 2000 were $5,563,000, a decrease of $25,000 from the $5,588,000 reported during the comparable 1999 period. The decrease was primarily attributable to the lack of operating expenses from ESS and a reduction in professional fees offset by an increase in selling expense.

Other income (expense) for the nine months ended September 30, 2000 was $93,000, an increase of $292,000 of income from the ($199,000) reported during the comparable 1999 period. Other income (expense) includes interest expense of $377,000 and $326,000 for 2000 and 1999, respectively, offset by other income of $470,000 and $207,000 for 2000 and 1999, respectively. In addition, in 1999, the Company recognized a loss on the sale of equipment in the amount of $80,000. Other income was primarily attributable to lease rental income, interest income and gain from the sale of ESS.

No income taxes for the nine months ended September 30, 2000 and 1999 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2000 and 1999 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognized net income in future periods.

Net loss for the nine months ended September 30, 2000 was $1,425,000, as compared to the net loss of $2,412,000 reported during the comparable 1999 period. The reduction in net loss was primarily attributable to an increase in gross profit margins on certain refrigerant sales and an increase in RefrigerantSide(TM) Service revenues.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of approximately $334,000, a decrease of $1,343,000 from the working capital of $1,677,000 at December 31, 1999. The reduction in working capital is primarily attributable to the net loss incurred during the nine months ended September 30, 2000. A principal component of current assets is inventory. At September 30, 2000, the Company had inventories of $1,479,000, a decrease of $1,001,000 or 40% from the $2,480,000 at December 31, 1999. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank borrowings and loans from officers.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $70,000 compared with net cash used by operating activities of $2,733,000 for the comparable 1999 period. Net cash provided by operating activities primarily consisted of reductions in inventories offset by the net loss for the 2000 period and an increase in accounts receivable.

Net cash used by investing activities for the nine months ended September 30, 2000 was $759,000 compared with net cash used by investing activities of $1,844,000 for the prior comparable 1999 period. The net cash usage primarily consisted of equipment additions associated with the expansion of the depot network.

Net cash used by financing activities for the nine months ended September 30, 2000 was $362,000 compared with net cash provided by financing activities of $6,327,000 for the comparable 1999 period. The net cash used by financing activities primarily consisted of repayment of long term debt for the 2000 period.

At September 30, 2000, the Company had cash and equivalents of $1,432,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $648,000, at September 30, 2000, bears interest at the rate of 9.5% and is repayable over 20 years through January 2017. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,125 per month to an unaffiliated third party. The Company intends to sell this property in the foreseeable future.

The Company has entered into a credit facility with the CIT Group/Credit Finance, Inc. ("CIT") which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2001. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of September 30, 2000, the Company had availability under its revolving line of credit of approximately $179,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of September 30, 2000, the Company had approximately $721,000 outstanding under its term loans and $1,337,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 11% at September 30, 2000, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. Currently the Company is negotiating with CIT to obtain a renewal of its current credit facility. If the Company is unable to obtain a renewal or a replacement facility on comparable terms, it would have a material adverse affect on the Company.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option, during the first two years after which the dividends will be paid in cash. On September 30, 2000, the Company declared and paid, in-kind, the dividends due on the outstanding shares of Series A Preferred Stock. The Company issued a total of 2,483 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of the Common Stock is equal or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company currently believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's current working capital requirements and proposed expansion and development of its service business for at least the balance of the year ending December 31, 2000. However, any unanticipated expenses or lack of expected revenues from the Company's depots or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated.

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

During the nine months ended September 30, 2000, no customer accounted for more than 10% of the Company's revenues. During the nine months ended September 30, 1999, one customer accounted for an aggregate of 20% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer, as occurred in 2000, would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

In June 1998, United Water of New York Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the prior contamination of certain of United's wells within close proximity to the Company's Hillburn, New York facility, which wells showed elevated levels of refrigerant contamination, specifically Trichlorofluoromethane (R-11) and Dichlorodifluoromethane (R-12). In December 1998, United served an amended complaint asserting a claim pursuant to the Resource Conservation and Recovery Act, 42 U.S.C.ss.6901, et. seq. seq. ("RCRA").

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response Compensation and Liability Act. The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period.

There can be no assurance that the effects of the April 1, 1999 R-11 release, will not spread beyond the United Water well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There is also no assurance that the Company's opposition to the EPA's listing of the Company's Hillburn facility on the NPL will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2000, the Company granted options to purchase 875,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. On September 30, 2000, the Company issued a total of 2,483 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of dividends then due. With respect to these grants and issuances, the Company relied on the exemption from registration provided by
Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The  following  exhibits  are  attached  to this  report.  Exhibit 27:
          Financial Data Schedule (for SEC use only)

     (b) No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                             HUDSON TECHNOLOGIES, INC.

                             By:    /s/ Kevin J. Zugibe     November 14, 2000
                                 --------------------------------------------
                                        Kevin J. Zugibe          Date
                                        Chairman/President and
                                        Chief Executive Officer



                             By:    /s/ Brian F. Coleman    November 14, 2000
                                 --------------------------------------------
                                        Brian F. Coleman          Date
                                        Vice President and
                                        Chief Financial Officer