Form 10-K
period 2000-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2001-03-29
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412

                              ---------------------

                            Hudson Technologies, Inc.
                            -------------------------
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

         Issuer's telephone number, including area code: (845) 735-6000

                Securities registered under Section 12(b) of the
                     Securities Exchange Act of 1934: None

                Securities registered under Section 12(g) of the
                        Securities Exchange Act of 1934:

                          Common Stock, $0.01 par value
                          -----------------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No__.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB _X_.

The  Issuer's  revenues  for the  fiscal  year  ended  December  31,  2000  were
$15,455,000

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 13, 2001 was approximately $11,770,000. As of March 13, 2001, there were 5,088,820 shares of the Issuer's Common Stock outstanding.

                    Documents incorporated by reference: None
================================================================================

                            Hudson Technologies, Inc.

                                      Index


   Part                              Item                                   Page
   ---                               ----                                   ----

Part I.       Item 1 - Description of Business                                 3
              Item 2 - Description of Properties                               7
              Item 3 - Legal Proceedings                                       8
              Item 4 - Submission of Matters to a Vote of Security Holders     9

Part II.      Item 5 - Market for the Common Equity and Related
                       Stockholder Matters                                    10
              Item 6 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    11
              Item 7 - Financial Statements                                   15
              Item 8 - Changes in and Disagreements with Accountants          15
                       on Accounting and Financial Disclosure

Part III.     Item 9 - Directors, Executive Officers, Promoters and Control
                       Persons; Compliance  with Section 16(a) of the
                       Exchange Act                                           16
              Item 10 - Executive Compensation                                18
              Item 11 - Security Ownership of Certain Beneficial Owners
                        and Management                                        21
              Item 12 - Certain Relationships and Related Transactions        23
              Item 13 - Exhibits and Reports on Form 8-K                      24

              Signatures                                                      26

              Financial Statements                                            27

                                     Part I
                                     ------

Item 1.  Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily (i) sells refrigerants, (ii) provides RefrigerantSide(R) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) provides recovery and reclamation of the refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

The Company's Executive Offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use of refrigerants containing chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs"), the most commonly used refrigerants, are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs to damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act further requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems.

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

Products and Services

RefrigerantSide(R) Services

The Company provides services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary reclamation equipment, including its patented Zugibeast(R) reclamation machine. Certain of these RefrigerantSide(R) Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by certain process patents. The Company also provides complete refrigerant management  services,  which include  testing and banking  services  tailored to individual customer requirements. Hudson also separates "crossed" (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

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

Hudson's Network

Hudson operates from a network of facilities located in:
Baltimore, Maryland                 --RefrigerantSide(R) Service depot
Baton Rouge, Louisiana              --RefrigerantSide(R) Service depot
Boston, Massachusetts               --RefrigerantSide(R) Service depot
Charlotte, North Carolina           --Reclamation center and RefrigerantSide(R)
                                      Service depot
Chicago, Illinois                   --RefrigerantSide(R)Service depot

Fort Myers, Florida                 --Engineering center
Hillburn, New York                  --RefrigerantSide(R)Service depot
Houston, Texas                      --RefrigerantSide(R)Service depot
Plainview, New York                 --RefrigerantSide(R)Service depot
Punta Gorda, Florida                --Refrigerant separation and reclamation
                                      center and RefrigerantSide(R)Service depot
Rantoul, Illinois                   --Reclamation and cylinder refurbishment
                                      center and RefrigerantSide(R)Service depot
Seattle, Washington                 --RefrigerantSide(R)Service depot

Strategic Alliance

In January  1997,  the Company  entered into an Industrial  Property  Management
Segment Marketer Appointment and Agreement and Refrigeration Reclamation Services Agreement with DuPont, pursuant to which the Company (i) provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's Authorized Distributor Network and (ii) markets DuPont's SUVA(TM) refrigerant products to selected market segments together with the Company's reclamation and refrigerant management services.

In addition, in January 1997, the Company entered into a Stock Purchase Agreement with DuPont and DuPont Chemical and Energy Operations, Inc. ("DCEO") pursuant to which the Company issued to DCEO 500,000 shares of Common Stock in consideration of $3,500,000 in cash. Concurrently, the parties entered into a Standstill Agreement, Shareholders' Agreement and Registration Agreement which, among other things, provide that (i) subject to certain exceptions, neither DuPont nor any corporation or entity controlled by DuPont will, directly or indirectly, acquire any shares of any class of capital stock of the Company if the effect of such acquisition would be to increase DuPont's aggregate voting power in the election of directors to greater than 20% of the total combined voting power in the election of directors; (ii) at DuPont's request, the Company will cause two persons designated by DCEO and DuPont to be elected to the Company's Board of Directors; and (iii) subject to certain exceptions, DuPont will have a five-year right of first refusal to purchase shares of Common Stock sold by the Company's principal shareholders. The Company also granted to DuPont certain demand and "piggy-back" registration rights with respect to the shares. The Standstill Agreement, Shareholders Agreement and the demand and "piggy-back" registration rights under the Registration Rights Agreement terminated on January 29, 2002.

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

For the year ended December 31, 2000, one customer accounted for 13% of the Company's revenues. For the year ended December 31, 1999, one customer accounted for 17% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

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

Competition

The Company competes primarily on the basis of price, breadth of services offered (including proprietary RefrigerantSide(R) Services and other on-site services), and performance of its proprietary high volume, high-speed equipment used in its operations.

The Company competes with numerous regional companies, which provide refrigerant recovery and/or reclamation services, as well as companies marketing reclaimed and new alternative refrigerants. Certain of such competitors, may possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, provide services or products over a more extensive geographic area than the Company.

The refrigerant recovery and reclamation industry is relatively new and emerging competition from existing competitors and new market entrants is expected to increase. Demand and market acceptance for Hudson's RefrigerantSide(R) Services, and for the Company's refrigerant management products and services are subject to a high degree of uncertainty. There can be no assurance that the Company will be able to compete successfully or penetrate this market as rapidly as it anticipates.

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

Hudson maintains environmental impairment insurance of $1,000,000 per occurrence, and $2,000,000 annual aggregate for events occurring subsequent to November 1996. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, that hazardous substances or materials are not or will not be present at the Company's facilities, or that the Company will not incur liability for environmental impairment or personal injury.

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

Hudson and its customers are subject to the requirements of the Act, and the regulations promulgated thereunder by the EPA, which make it unlawful for any person in the course of maintaining, servicing, repairing, and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances, and non-ozone depleting substitutes, used as refrigerants.

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by the Air Conditioning and Refrigeration Institute ("ARI") prior to resale to a person other than the owner of the equipment from which it was recovered. The ARI and the EPA administer certification programs pursuant to which applicants are certified to reclaim refrigerants in compliance with ARI standards. Under such programs, the ARI issues a certification for each refrigerant and conducts periodic inspections and quality testing of reclaimed refrigerants.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, establishes liability for clean-up costs and environmental damages to current and former facility owners and operators, as well as persons who transport or arrange for transportation of hazardous substances. Almost all states have similar statutes regulating the handling and storage of hazardous substances, hazardous wastes and non-hazardous wastes. Many such statutes impose requirements, which are more stringent than their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and government entities, in some instances without any fault, for fines, remediation costs and environmental damage, as a result of the mishandling, release, or existence of any hazardous substances at any of its facilities.

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

Employees

The Company has approximately 104 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

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

Item 2.  Description of Properties

The Company's Baltimore, Maryland depot facility is located in a 2,700 square foot building leased from an unaffiliated third party at an annual rent of approximately $25,600 pursuant to an agreement expiring in August 2002.

The Company's Baton Rouge, Louisiana facility is located in a 3,800 square foot building leased from an unaffiliated third party at an annual rental of approximately $18,000 pursuant to an agreement expiring in July 2002.

The Company's Haverhill (Boston), Massachusetts depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $13,200 pursuant to a month to month rental agreement.

The Company's Charlotte, North Carolina facility is located in a 12,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $42,000 pursuant to a month to month rental agreement.

The Company's Villa Park (Chicago), Illinois depot facility is located in a 3,500 square foot building leased from an unaffiliated third party at an annual rent of approximately $23,000 pursuant to an agreement expiring in August 2002.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 for $700,000. Annual real estate taxes are approximately $24,000. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,781 per month to an unaffiliated third party. On March 22, 2001, the Company completed the sale of the property to an unaffiliated third party. After payment of the then outstanding mortgage balance and transactional expenses, the Company received net proceeds of approximately $300,000 from the sale of the property.

The Company's Ft. Myers, Florida engineering facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $57,240 pursuant to an agreement expiring in July 2001.

The Company's Hillburn facility is located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party at an annual rental of approximately $94,000 pursuant to an agreement expiring in May 2004.

The Company's Houston, Texas depot facility, which consists of 5,000 square feet located in a larger building, is leased from an unaffiliated third party at an annual rent of $25,200 pursuant to an agreement which expires in June 2001.

The Company's headquarters are located in approximately 5,400 square feet of leased commercial space at Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a three year agreement at an annual rental of approximately $95,000 through January 2002.

The Company's Plainview, New York depot facility is located in a 2,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $16,920 pursuant to an agreement expiring in July 2002.

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

The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases.

Item 3. Legal Proceedings

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has agreed to make monthly payments in the amount of $5,000 for a minimum of 18 months following the settlement. The proceeds of the settlement are required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United and that have successfully contained the spread of R-11. The remediation tower is expected to be completed by March 31, 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement exhausted all insurance proceeds available under all applicable policies.

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA"). The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period. To date, no final decision has been made by the EPA regarding the proposed listing.

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

                                                      High             Low
------------------------------------------------- --------------- --------------
1999
------------------------------------------------- --------------- --------------
o   First Quarter                                   $  2 1/2         $  1 1/2
------------------------------------------------- --------------- --------------
o   Second Quarter                                  $  3 5/8         $  1 3/4
------------------------------------------------- --------------- --------------
o   Third Quarter                                   $  2 5/8         $  1 1/2
------------------------------------------------- --------------- --------------
o   Fourth Quarter                                  $  4 7/16        $  1 1/4
------------------------------------------------- --------------- --------------

2000
------------------------------------------------- --------------- --------------
o   First Quarter                                   $  2 3/4         $  1 1/2
------------------------------------------------- --------------- --------------
o   Second Quarter                                  $  2 3/4         $  1 3/4
------------------------------------------------- --------------- --------------
o   Third Quarter                                   $  3 3/4         $  1 5/8
------------------------------------------------- --------------- --------------
o   Fourth Quarter                                  $  3 11/16       $  1 7/16
------------------------------------------------- --------------- --------------

The number of record holders of the Company's Common Stock was approximately 250 as of March 13, 2001. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. In addition, the Company has entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which, among other things, restricts the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. The Series A Preferred Stock carries a dividend rate of 7%. The Company will pay dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option (see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Liquidity).

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company believes that, in the refrigeration industry overall, there will be a trend towards lower sales prices, volume and gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse effect on the Company's operating results.

The Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(R) Services. These new services are offered in addition to the Company's traditional refrigerant management services, consisting principally of recovery and reclamation of refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. Pursuant to this change in business focus, the Company is currently implementing a strategic business plan which provides for the creation of a network of service depots and the exiting of certain operations which may not support the growth of service sales. Consistent with its plan, the Company has experienced a reduction in refrigerant sales which were primarily targeted to the automotive aftermarket industry.

During  1999 and 2001 the  Company  completed  sales of its  Series A  Preferred
Stock. The net proceeds of these sales were used and are being used to expand the Company's service offering through a network of service depots that provide a full range of the Company's on site RefrigerantSide(R) Services and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(R) Services, in the short term, such an increase will not be sufficient to offset a substantial reduction in refrigerant revenue. The Company expects that it will incur additional expenses and losses during the year related to the continued development of its depot network.

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

Results of Operations

Year ended December 31, 2000 as compared to year ended December 31, 1999

Revenues for 2000 were $15,455,000, a decrease of $2,454,000 or 14% from the $17,909,000 reported during the comparable 1999 period. The decrease in revenues was primarily attributable to a decrease in refrigerant sales offset, in part, by an increase in RefrigerantSide(R) Services revenue. The decrease in refrigerant revenue is related to a decrease in the sales of refrigerant primarily to the automotive aftermarket industry. The increase in RefrigerantSide(R) Service revenues reflects growth through the development of the Company's depot network.

Cost of sales for 2000 was $10,397,000, a decrease of $3,724,000 or 26% from the $14,121,000 reported during the comparable 1999 period primarily due to lower costs of certain refrigerants purchased by the Company and a lower volume of refrigerant revenues. As a percentage of sales, cost of sales were 67% of revenues for 2000, a decrease from the 79% reported for the comparable 1999 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to the increase in the sale price of certain refrigerants and the increase in RefrigerantSide(R) Service revenues.

Operating expenses for 2000 were $7,465,000, an increase of $70,000 or 1% from the $7,395,000 reported during the comparable 1999 period. The increase was primarily attributable to an increase in selling expenses associated with the expansion of the Company's RefrigerantSide(R) Service offering offset, in part, by a decrease in rental and depreciation and amortization expense.

Other income (expense) for 2000 was $11,000, compared to the $(348,000) reported during the comparable 1999 period. Other income (expense) includes interest expense of $501,000 and $454,000 for 2000 and 1999, respectively, offset by other income of $512,000 and $106,000 for 2000 and 1999, respectively. The increase in interest expense is primarily attributed to an increase in borrowings and interest rates during 2000 as compared to 1999. Other income primarily relates to lease rental income, interest income and gain from the sale of the balance of the Company's ownership interest in Environmental Support Solutions, Inc. ("ESS").

No income taxes for the years ended December 31, 2000 and 1999 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2000 and 1999 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations (see Note 4 to the Notes to the Consolidated Financial Statements).

Net loss for 2000 was  $2,396,000 a decrease of $1,559,000  from the  $3,955,000 net loss reported during the comparable 1999 period. The reduction in net loss was primarily attributable to an increase in the gross profit margins on certain refrigerant sales and an increase in RefrigerantSide(R) Service revenues.

Liquidity and Capital Resources

At December 31, 2000, the Company had a working capital deficit of approximately $456,000, a decrease of $2,133,000 from the working capital of $1,677,000 at December 31, 1999. The reduction in working capital is primarily attributable to the net losses incurred during the year ended December 31, 2000. On a pro forma basis, the Company had working capital of $2,469,000. The increase in pro forma working capital was due to the February 16, 2001 sale of the Company's Series A Preferred Stock with net proceeds of $2,925,000. A principal component of current assets is inventory. At December 31, 2000, the Company had inventories of $1,901,000, a decrease of $579,000 or 23% from the $2,480,000 at December 31,
1999. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (see "Seasonality and Fluctuations in Operating Results"). In recent years, the Company has financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank borrowings.

Net cash used by operating activities for the year ended December 31, 2000, was $727,000 compared with net cash used by operating activities of $3,442,000 for the comparable 1999 period. Net cash used by operating activities was primarily attributable to the increase in trade receivables and by the net loss for the 2000 period offset by a decrease in inventories and an increase in accounts payable and accrued expenses.

Net cash used by investing activities for the year ended December 31, 2000, was $853,000 compared with net cash used by investing activities of $1,822,000 for the prior comparable 1999 period. The net cash usage primarily consisted of equipment additions primarily associated with the expansion of the Company's depot network.

Net cash used by financing activities for the year ended December 31, 2000, was $40,000 compared with net cash provided by financing activities of $6,971,000 for the comparable 1999 period. The net cash used by financing activities primarily consisted of repayment of long term debt for the 2000 period.

At December 31, 2000, the Company had cash and equivalents of $863,000.

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale with Turnberry Savings Bank, NA. The mortgage of $644,000, at December 31, 2000, bore interest at the rate of 10.125% and was repayable over 20 years through January 2017. The Company had principally ceased its operations at this facility and had entered into a three year lease of the entire facility at the current level of $13,781 per month to an unaffiliated third party. On
March 22, 2001, the Company completed the sale of the property to an unaffiliated third party. After payment of the then oustanding mortgage balance and transactional expenses, the Company received net proceeds of approximately $300,000 from the sale of the property.

During January 1997, in connection with the execution of various agreements with DuPont, the Company obtained additional equity funds of $3,500,000 from an affiliate of DuPont. The proceeds were primarily utilized to retire debt.

The Company has entered into a credit facility with CIT which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and
(ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 2000, the Company had availability under its revolving line of credit of approximately $577,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of December 31, 2000, the Company has approximately $675,000 outstanding under its term loans and $1,734,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 11% at December 31, 2000, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

In connection with the loan agreements, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share, and which expires April 29, 2001. The value of the warrants were not deemed to be material.

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

The Company continues to evaluate opportunities to rationalize its operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to exit certain operations.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999.

On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $3,000,000. The Series A Preferred Stock converts to Common Stock at a rate of $2.375 per share, which was 23% above the closing market price of Common Stock on February 15, 2001.

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and the Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%. The conversion rate may be subject to certain antidilution provisions. The Company has used and will use the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(R) Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On September 30, 2000, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock. The Company issued a total of 2,483 additional shares of its Series A

Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two advisors to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders have elected two members to the Board of Directors, Messers. Robert Burr and Robert Zech.

The Company believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the foreseeable future. However, any unanticipated expenses or lack of expected revenues from the Company's depots or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may have future capital needs.

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

During the year ended December 31, 2000, one customer accounted for 13% of the Company's revenues. During the year ended December 31, 1999, one customer accounted for 17% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the
Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in additional losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. With respect to the Company's RefrigerantSide(R) Services, to date, the Company has not identified any seasonal pattern. However, the Company could experience a seasonal element to this portion of its business in the future.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. SAB 101 was adopted in 2000 and had no material impact on the Company's revenue recognition policy.

Item 7. Financial Statements.

The financial  statements  appear in a separate section of this report following
Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


The following table sets forth information with respect to the directors and officers of the Company:


         Name                Age                     Position
------------------------ ---------- --------------------------------------------
Kevin J. Zugibe              37     Chairman of the Board; President and Chief
                                    Executive Officer
------------------------ ---------- --------------------------------------------
Thomas P. Zugibe             48     Executive Vice President and Director

------------------------ ---------- --------------------------------------------
Stephen P. Mandracchia       41     Executive Vice President, Secretary and
                                    Director
------------------------ ---------- --------------------------------------------
Brian F. Coleman             39     Vice President and Chief Financial Officer
------------------------ ---------- --------------------------------------------
Walter A. Phillips           48     Vice President Marketing and Strategic
                                    Planning
------------------------ ---------- --------------------------------------------
Vincent Abbatecola           54     Director
------------------------ ---------- --------------------------------------------
Robert L. Burr               50     Director
------------------------ ---------- --------------------------------------------
Dominic J. Monetta           59     Director
------------------------ ---------- --------------------------------------------
Otto C. Morch                67     Director
------------------------ ---------- --------------------------------------------
Harry C. Schell              66     Director
------------------------ ---------- --------------------------------------------
Robert M. Zech               35     Director
------------------------ ---------- --------------------------------------------

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

Stephen P. Mandracchia has been a Vice President of the Company since January 1993 and Secretary of the Company since April 1995. Mr. Mandracchia served as a director from June 1994 until August 1996 and was reelected to the Board of Directors in August 1999. Mr. Mandracchia is responsible for corporate, administrative and regulatory legal affairs of the Company. Mr. Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983). Stephen P. Mandracchia is the brother in-law of Kevin
J. Zugibe and Thomas P. Zugibe.

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

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr has been a Director of J.P. Morgan Chase & Co. since 1995. Mr. Burr is a Partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Funds III, L.P. and Flemming US Discovery Offshore Fund III, L.P. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Previously, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Caliber Learning, Inc.

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

Robert M. Zech has been a Director of the Company since June 1999. Mr. Zech has been employed by J.P. Morgan Chase & Co. since 1996. Mr. Zech is a Partner at Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the General Partner of Fleming US Discovery Funds III, L.P. and Fleming US Discovery Offshore Fund III, L.P. From 1994 to 1996, Mr. Zech was an Associate with Cramer Rosenthal McGlynn Inc., an investment management firm. Previously Mr. Zech served as an Associate with Wolfensohn & Co., a mergers & acquisitions advisory firm, and was a Financial Analyst at leveraged buyout sponsor Merrill Lynch Capital Partners, Inc. and in the investment banking division of Merrill Lynch & Co.

The Company has established a Compensation /Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of the Company's executive officers and for the administration of the Company's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Burr, Morch and Schell. The Company also has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Morch and Zech. The Company also has an Executive Committee of the Board of Directors, which is authorized to exercise the powers of the board of directors in the general supervision and control of the business affairs of the Company during the intervals between meetings of the board. The members of the Executive Committee are Messrs. Schell, Zech and Kevin J. Zugibe. The Company's Occupational, Safety And Environmental Protection Committee is responsible for satisfying the Board that the Company's Environmental, Health and Safety policies, plans and procedures are adequate. The members of the Occupational, Safety and Environmental Protection Committee are Messrs. Mandracchia, Monetta and Thomas P. Zugibe.

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than seven (7) (subject to decrease by a resolution adopted by the shareholders). In 1999, the Board of Directors was increased to nine members. At the Company's August 24, 2000 Annual Meeting of the Shareholders, Messrs. Monetta, Schell, Zech and Kevin J. Zugibe, were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2002. Messrs. Abbatecola, Burr, Mandracchia, Morch and Thomas P. Zugibe are currently serving as directors and whose terms of office expire at the Annual Meeting of the Shareholders to be held in the year 2001.

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

Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that during the year ended December 31, 2000 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with.

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for the Company's Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2000 (the "Named Executives").

Summary Compensation
Table                                                                                           Long Term Compensation
                                                                                                        Awards
                                                                      Annual Compensation(1)    ----------------------
                                                                      ----------------------     Securities Underlying
             Name                         Position            Year        Salary         Bonus           Options
             ----                         --------            ----        ------         -----           -------

Kevin J. Zugibe                 Chairman of the Board,        2000        $ 80,981         --        140,000 shares
                                President and Chief           1999        $136,279         --          1,000 shares
                                Executive
                                Officer                       1998        $134,800         --        40,000 shares

Thomas P. Zugibe                Executive Vice President      2000        $110,338         --       102,500 shares
                                                              1999        $104,800         --         1,000 shares
                                                              1998        $104,800         --        25,000 shares

Stephen P. Mandracchia          Executive Vice President      2000        $113,415         --        77,500 shares
                                and Secretary                 1999        $108,124         --         1,000 shares
                                                              1998        $104,800         --        25,000 shares

Walter A. Phillips              Vice President Marketing and  2000        $161,077         --        37,500 shares
                                Strategic Planning            1999        $160,781         --         1,000 shares
                                                              1998        $148,312         --        10,000 shares

Brian F.  Coleman               Vice President and Chief      2000        $151,047         --        37,500 shares
                                Financial Officer             1999        $138,124         --         1,000 shares
                                                              1998        $124,900         --        25,000 shares

--------------------------
(1) The value of personal benefits furnished to the Named Executives during 1998, 1999 and 2000 did not exceed 10% of their respective annual compensation.


     The Company granted options, which, except as otherwise set forth below, vest 50% upon the date of grant and 50% on the first anniversary of the grant date, to the Named Executives during the fiscal year ended December 31, 2000, as shown in the following table:

              Summary of Stock Options Granted to Named Executives

                                                                   % of Total
                                                     Number of     Options
                                                     Securities    Granted to
                                                     Underlying    Employees
                                                     Options       in Fiscal
                                                     Granted       year            Exercise or       Expiration
         Name                    Position               Shares       Percent       Base price ($/sh)    Date
         ----                    --------               ------       -------       -----------------    ----

Kevin J. Zugibe         Chairman, President and        140,000(1)      24%           $2.375          08/03/2005
                        Chief Executive Officer

Thomas P. Zugibe        Executive Vice President       102,500(1)      17%           $2.375          08/03/2005

Stephen P.              Executive Vice President        77,500(1)      13%           $2.375          08/03/2005
Mandracchia

Walter A. Phillips      Vice President of               37,500          6%           $2.375          08/03/2005
                        Marketing and Strategic
                        Operations

Brian F. Coleman        Vice President and Chief        37,500          6%           $2.375          08/03/2005
                        Financial Officer

-----------
(1) Of these options, 40,000 vest on August 3, 2000 and the balance vest 50% upon the date of grant and 50% on the anniversary of the grant date.

                 Aggregated Fiscal Year End Option Values Table

     The following table sets forth information concerning the value of unexercised stock options held by the Named Executives at December 31, 2000. No options were exercised by the Named Executives during the fiscal year ended December 31, 2000.

                                                                    Number of Securities
                                                                         Underlying                 (1) Value of
                                                                    Unexercised Options         In-the-money Options
                                  Shares                            At December 31, 2000        At December 31, 2000
                                  ------                         ---------------------------    --------------------
       Name                     Acquired on    Value Realized    Exercisable   Unexercisable   Exercisable  Unexercisable
       ----                     -----------    --------------    -----------   -------------   -----------  -------------
                                 Exercise
                                 --------
Kevin J. Zugibe                     --               --           181,000           58,000           0           0
Chairman; President and
Chief Executive Officer

Thomas P. Zugibe                    --               --           137,250           31,250           0           0
Executive Vice
President

Stephen P. Mandracchia              --               --           124,750           18,750           0           0
Executive Vice President
And Secretary

Walter  A. Phillips                 --               --            66,750           18,750           0           0
Vice  President  of Marketing
& Strategic Planning

Brian F. Coleman                    --               --            86,750           18,750           0           0
Vice President and Chief
Financial Officer


-----------------------
(1) Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $1.563.


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

To date, the Company has granted to Harry C. Schell nonqualified options to purchase 30,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 2000. The Company has also granted to each of Dominic J. Monetta, Otto Morch and Vincent Abbatecola, nonqualified options to purchase 15,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 2000. In addition, in connection with the appointment of two of their nominees as members of the Board of Directors, the Company has granted to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. nonqualified options to purchase 17,236 and 2,764 shares of common stock at an exercise price of $2.38 per share. All such options issued to the directors are vested and fully exercisable at December 31, 2000.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2003 and is automatically renewable for two successive terms. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $130,000 with such increases and bonuses as the Board may determine. The Board of Directors and Mr. Zugibe have agreed to reduce the cash compensation and issue additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

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

The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by a committee of the Board of Directors, which currently consists of Messrs. Abbatecola, Burr, Morch and Schell. The committee, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Plan will expire on December 31, 2004.

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

As of December 31, 2000, options to purchase 356,266 shares of Common Stock were issued under the Plan. During 2000, the Company granted options to purchase 40,000 shares each to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P.
Zugibe exercisable at $2.375 per share. Such options vest and are fully exercisable as of August 3, 2000 (see Note 11 to the Notes to the Consolidated Financial Statements).

1997 Stock Option Plan

The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"), pursuant to which 2,000,000 shares of Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or
(ii) nonqualified options. ISOs may be granted under the 1997 Plan to employees and officers of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The 1997 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by a committee of the Board of Directors, which currently consists of Messrs. Abbatecola, Burr, Morch and Schell. The committee, within the limitations of the 1997 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the 1997 Plan will expire on June 11, 2007.

ISOs granted under the 1997 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Nonqualified options granted under the 1997 Plan may not be granted at a price less than the par value of the Common Stock. Options granted under the 1997 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Except as otherwise provided by the committee with respect to Nonqualified options, all options granted under the 1997 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2000, the Company had granted options to purchase 1,241,816 shares of Common Stock under the 1997 Plan. During 1998, the Company granted non-qualified options to purchase 40,000, 25,000, and 25,000 shares at an exercise price of $3.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested on August 31, 1998. In addition during 1998, the Company also granted options to purchase 420,666 shares to certain officers, directors and employees, exercisable at prices ranging from $2.50 to $4.375 per share. During 1999, the Company granted options to purchase 1,000, 1,000 and 1,000 shares at an exercise price of $2.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested and are fully exercisable as of November 3, 2000; November 3, 1999 and November 3, 1999, respectively. In addition, during 1999, the Company also granted options to purchase 153,500 shares to certain officers, directors and employees, exercisable at prices ranging from $1.781 to $2.63 per share. During 2000, the Company granted options to purchase 100,000 shares at an exercise price of $2.375 per share to Kevin J. Zugibe, which options vest at a rate of 50% upon issuance and 50% on the first anniversary date, and which become exercisable as follows: 14,500 on 8/4/00, 27,500 on 11/3/00, 14,500 on 8/4/01, 27,000 on 11/3/01, 14,500 on 8/4/02 and 2,000 on
11/2/02. During 2000, the Company granted options to purchase 37,500 and 62,500 shares at an exercise price of $2.375 per share to Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vest at a rate of 50% upon issuance and 50% on the first anniversary date. In addition, during 2000, the Company also granted options to purchase 269,250 shares to certain officers, directors and employees, exercisable at prices ranging from $2.375 to $2.78 per share (see
Note 11 to the Notes to the Consolidated Financial Statements).

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 13, 2001 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

                                                          Amount and
                                                           Nature of           Percentage of
                                                          Beneficial           Common Shares
     Name and Address of Beneficial Owner (1)            Ownership (2)             Owned
     ----------------------------------------            -------------             -----
     Kevin J. Zugibe                                         418,728  (3)           7.9%
     Thomas P. Zugibe                                        376,918  (4)           7.2%
     Stephen P. Mandracchia                                  358,978  (5)           6.9%
     Walter A. Phillips                                       66,750  (6)            *
     Brian F. Coleman                                         89,750  (7)            *
     Vincent P. Abbatecola                                    20,000  (8)            *
     Robert L. Burr                                                0  (12)           *
     Dominic J. Monetta                                       25,000  (8)            *
     Otto C. Morch                                            15,600  (8)            *
     Harry C. Schell                                          59,000  (9)            *
     Robert M. Zech                                                0  (12)           *
     DuPont Chemical and Energy
     Operations, Inc.                                        500,000  (10)          9.8%
     Fleming Funds                                         3,059,789  (11)         37.5%
     All directors and executive officers as a group
     (11 persons)                                          1,430,724  (13)         24.8%

* = Less than 1%
----------

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 275 North Middletown Road, Pearl River, New York 10965.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 13, 2001. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 13, 2001 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common stock beneficially owned by them.

(3) Includes (i) 40,000 shares which may be purchased at $4.47 per share; (ii) 40,000 shares which may be purchased at $3.00 per share; (iii) 18,000 shares which may be purchased at $3.85 per share; (iv) 1,000 shares which may be purchased at $2.00 per share; (v) 40,000 shares that may be purchased at $2.375 per share; and (vi) 42,000 shares which may be purchased at $2.375 per share under immediately exercisable options. Does not give effect to any voting rights held by Mr. Zugibe as a result of the Company's agreement with the holders of the Series A Preferred Stock as discussed in (11) below.

(4) Includes (i) 25,000 shares which may be purchased at $4.47 per share; (ii) 15,000 shares which may be purchased at $3.85 per share (iii) 25,000 shares which may be purchased at $3.00 per share; (iv) 1,000 shares which may be purchased at $2.00 per share; (v) 40,000 shares which may be purchased at $2.375 per share; and (vi) 31,250 shares which may be purchased at $2.375 per share under immediately exercisable options.

(5) Includes (i) 25,000 shares which may be purchased at $4.47 per share; (ii) 15,000 shares which may be purchased at $3.85 per share (iii) 25,000 shares which may be purchased at $3.00 per share; (iv) 1,000 shares which may be purchased at $2.00 per share; (v) 40,000 shares which may be purchased at $2.375 per share; and (vi) 18,750 shares which may be purchased at $2.375 per share under immediately exercisable options. Does not give effect to any voting rights held by Mr. Mandracchia as a result of the Company's agreement with the holders of the Series A Preferred Stock as discussed in (11) below.

(6)  Represents  (i) 15,000  shares  which may be purchased at $5.625 per share;
(ii) 10,000 shares which may be purchased at $4.06 per share; (iii) 12,000 shares which may be purchased at $3.50 per share; (iv) 10,000 shares which may be purchased at $3.06 per share; (v) 1,000 shares which may be purchased at $1.78 per share; and (vi) 18,750 shares which may be purchased at $2.375 per share under immediately exercisable options.

(7) Represents (i) 30,000 shares which may be purchased at $4.06 per share; (ii) 12,000 shares which may be purchased at $3.50 per share; (iii) 25,000 shares which may be purchased at $2.50 per share; (iv) 1,000 shares which may be purchased at $1.78 per share; and (v) 18,750 shares which may be purchased at $2.375 per share under immediately exercisable options.

(8) Includes 5,000 shares which may be purchased at $3.00 per share; 5,000 shares which may be purchased at $2.375 per share; and 5,000 shares which may be purchased at $2.785 per share under immediately exercisable options.

(9) Includes 10,000 shares which may be purchased at $3.00 per share; 10,000 shares which may be purchased at $2.375 per share; and 10,000 shares which may be purchased at $2.785 per share under immediately exercisable options.

(10) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. ("DCEO") and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(11) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming US Discovery Partners, L.P. and its general partner, Fleming US Discovery Partners LLC, collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership of the Flemings Funds assumes the conversion of Series A Preferred Stock owned by the Flemings Funds (which constitutes all of the outstanding Series A Preferred Stock) to Common Stock at a conversion rate of $2.375 per share. The holders of shares of Series A Preferred Stock vote together with the holders of the Common Stock based upon the number of shares of common stock into which the Series A Preferred Stock is then convertible. The Flemings Funds has provided to the Chief Executive Officer and Secretary of the Company a Proxy to vote that number of voting shares held by the Flemings Funds which exceed 29% of the then voting shares. Also includes 10,000 shares which may be purchased at $2.375 per share; and 10,000 shares which may be purchased at $2.785 per share under immediately exercisable options. The address of all the Flemings Funds is c/o J.P. Morgan & Chase Co., 1211 Avenue of the Americas, 38th Floor, New York, New York 10036, except for the Fleming US Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda LTD., 6 Front Street, Hamilton HM11 Bermuda.

(12) Messers. Burr and Zech have been appointed directors by the Flemings Funds. Their share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(13) Includes exercisable options to purchase 671,500 shares of Common Stock owned by the directors and officers as a group. Excludes 3,059,789 shares beneficially owned by the Flemings Funds.

Kevin J. Zugibe, Thomas P. Zugibe and Stephen P. Mandracchia may be deemed to be "parents" of the Company as such term is used under the Securities Act of 1933.

Item 12. Certain Relationships and Related Transactions

In the regular course of its business, the Company purchases refrigerants from and sells refrigerants to DuPont and performs recovery, reclamation, RefrigerantSide(R) Services and other services (see "Description of Business - Strategic Alliance).

Item 13. Exhibits and Reports on Form 8-K.
 (a)     Exhibits
3.1      Certificate of Incorporation and Amendment. (1)
3.2      Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3      Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4      By-Laws. (1)
3.5 Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (12)
3.6 Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (12)
3.7 Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (12)
3.8 Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001.
10.1     Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2     Consulting Agreement with J.W. Barclay & Co., Inc. (1)
10.3     1994 Stock Option Plan of the Company. (1) (*)
10.4     Employment Agreement with Kevin J. Zugibe. (1) (*)
10.5     Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.6 Agreement dated August 12, 1994 between the Company and PAACO International, Inc. (1)
10.7 Agreement between the Company and James T. and Joan Cook for the purchase of premises 3200 S.E. 14th Avenue, Ft. Lauderdale, Florida.
         (1)
10.8 Agreement dated as of December 12, 1994, by and between the Company and James Spencer d/b/a CFC Reclamation. (2)
10.9 Employment agreement, dated December 12, 1994, between the Company and James Spencer. (2)
10.10 Agreement, dated July 25, 1995, between the Company and Refrigerant Reclamation Corporation of America. (3)
10.11 Employment Agreements with Thomas P. Zugibe, Stephen P. Mandracchia and Stephen J. Cole-Hatchard. (4) (*)
10.12 Contract of Sale with ESS, Stephen Spain, Robert Johnson and the Company dated April 23, 1996. (5)
10.13 Agreement dated June 14, 1996 between Environmental Support, Solutions, Inc. and E-Soft, Inc. (7)
10.14    Agreement dated July 24, 1996 between the Company and GRR Co., Inc. (7)
10.15 Agreements dated June 18, 1996 and September 30, 1996 between Cameron Capital and the Company. (7)
10.16 Employment agreement, dated October 1, 1996, between the Company and Walter Phillips. (7) (*)
10.17 Agreement dated February 4, 1997 between Wilson Art, Inc. and the Company for the purchase of 100 Brenner Drive, Congers, New York. (7)
10.18 Employment agreement, dated April 16, 1997, between the Company and Brian Coleman. (8) (*)
10.19 Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the Company. (6)
10.20 Loan and security agreements and warrant agreements dated April 29, 1998 between the Company and CIT Group/Credit Financing Group, Inc. (9)
10.21 Stock Purchase Agreement, Registration Rights Agreement and Stockholders Agreement dated March 30, 1999 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (10)
10.22 Contract of Sale, dated March 19, 1999, for 75% interest in Environmental Support Solutions, Inc. (11)
10.23    1997 Stock Option Plan of the Company, as amended. (13) (*)
10.24 Stock Purchase Agreements dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P.
10.25 First Amendment to Registration Rights Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P.
10.26 First Amendment to Stockholders Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. 23.1 Consent of BDO Seidman, LLP.
21.      Subsidiaries of the Registrant
23.1     Consent of BDO Seidman, LLP

          -------------------------
(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K dated December 12, 1994.
(3) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1995.
(4) Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(5) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K dated April 29, 1996.
(6) Incorporated by reference to the comparable exhibit filed with the Company Report in Form 8-K dated January 29, 1997.

(7) Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8) Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(9) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended March 31, 1998.
(10) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1998.
(11) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended March 31, 1999.
(12) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
(13) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.

 (*)     Denotes Management Compensation Plan, agreement or arrangement.

 (b)     Reports on Form 8-K:
         During the quarter ended December 31, 2000, no report on Form 8-K was filed.

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:      /s/ Kevin J. Zugibe
         --------------------
         Kevin J. Zugibe, President

Date:    March 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                                    Date
      ---------                       -----                                    ----
/s/ Kevin J. Zugibe             Chairman of the Board; President            March 29, 2001
-------------------             and ChiefExecutive Officer
Kevin J. Zugibe                 (Principal Executive Officer)

/s/ Thomas P. Zugibe            Executive Vice President and Director       March 29, 2001
--------------------
Thomas P. Zugibe

/s/ Stephen P. Mandracchia      Executive Vice President;                   March 29, 2001
--------------------------      Secretary and Director
Stephen P. Mandracchia

/s/ Brian F. Coleman            Vice President and Chief Financial          March 29, 2001
--------------------            Officer (Principal Financial and
Brian F. Coleman                Accounting Officer)

/s/ Harry C. Schell             Director                                    March 29, 2001
-------------------
Harry C. Schell

/s/ Vincent Abbatecola          Director                                    March 29, 2001
----------------------
Vincent Abbatecola

/s/ Otto C. Morch               Director                                    March 29, 2001
-----------------
Otto C. Morch

/s/ Dominic J. Monetta          Director                                    March 29, 2001
----------------------
Dominic J. Monetta

/s/ Robert L. Burr              Director                                    March 29, 2001
------------------
Robert L. Burr

/s/ Robert M. Zech              Director                                    March 29, 2001
------------------
Robert M. Zech

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

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.
Pearl River, New York

      We have  audited the  accompanying  consolidated  balance  sheet of Hudson
Technologies, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                            /s/ BDO Seidman, LLP
    Valhalla, New York
    February 19, 2001

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheet
         (Amounts in thousands, except for share and par value amounts)

                                                                                           December 31, 2000
                                                                                           -----------------
                                                                                     Actual               Proforma
                                                                                     ------               --------
Assets  (Note 8)                                                                    (Note 8)              (Note 9 (v))
     Current assets:
          Cash and cash equivalents                                                   $    863            $  3,788
          Trade accounts receivable - net (Note 5)                                       2,588               2,588
          Inventories (Note 6)                                                           1,901               1,901
          Prepaid expenses and other current assets                                        197                 197
                                                                                      --------            --------
               Total current assets                                                      5,549               8,474

     Property, plant and equipment, less accumulated depreciation (Note 7)               5,342               5,342
     Other assets                                                                          105                 105
                                                                                      --------            --------
               Total Assets                                                           $ 10,996            $ 13,921
                                                                                      ========            ========

     Liabilities and Stockholders' Equity
     Current liabilities:
         Accounts payable and accrued expenses                                        $  3,836            $  3,836
         Short-term debt (Note 8)                                                        2,169               2,169
                                                                                      --------            --------
                Total current liabilities                                                6,005               6,005
     Deferred income                                                                         6                   6
     Long-term debt, less current maturities (Note 8)                                    1,887               1,887
                                                                                      --------            --------
                Total Liabilities                                                        7,898               7,898
                                                                                      --------            --------

     Commitments and contingencies (Note 10)

     Stockholders'  equity  (Notes  9 and 11):
       Preferred  stock  shares  authorized 5,000,000:
           Series A Convertible  Preferred  stock,  $.01 par value ($100 liquidation preference value); shares authorized 150,000; issued
           and outstanding 72,195 and 102,195                                            7,219              10,219
         Common stock, $0.01 par value; shares authorized 20,000,000;
            issued outstanding 5,088,820                                                    51                  51
         Additional paid-in capital                                                     21,133              21,058
         Accumulated deficit                                                           (25,305)            (25,305)
                                                                                      --------            --------
                Total Stockholders' Equity                                               3,098               6,023
                                                                                      --------            --------

      Total Liabilities and Stockholders' Equity                                      $ 10,996            $ 13,921
                                                                                      ========            ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)

                                                               For the year ended December 31,
                                                               -------------------------------
                                                                  2000                  1999
                                                                  ----                  ----
     Revenues                                                $    15,455            $    17,909
     Cost of sales                                                10,397                 14,121
                                                             -----------            -----------
     Gross Profit                                                  5,058                  3,788
                                                             -----------            -----------

     Operating expenses:
          Selling and marketing                                    2,126                  1,823
          General and administrative                               4,049                  4,223
          Depreciation and amortization                            1,290                  1,349
                                                             -----------            -----------
               Total operating expenses                            7,465                  7,395
                                                             -----------            -----------

     Operating loss                                               (2,407)                (3,607)
                                                             -----------            -----------

     Other income (expense):
          Interest expense                                          (501)                  (454)
          Other income (Note 2 and 3)                                512                    106
                                                             -----------            -----------
               Total other income (expense)                           11                   (348)
                                                             -----------            -----------


     Loss before income taxes                                     (2,396)                (3,955)

     Income taxes (Note 4)                                            --                     --
                                                             -----------            -----------

     Net loss                                                     (2,396)                (3,955)

     Preferred stock dividends                                      (497)                  (349)
                                                             -----------            -----------

     Available for common shareholders                       $    (2,893)           $    (4,304)
                                                             ===========            ===========

  ---------------------------------
     Net loss per common share - basic and diluted           $      (.57)           $      (.85)
                                                             ===========            ===========
     Weighted average number of shares
       outstanding (Note 1)                                    5,088,570              5,085,820
                                                             ===========            ===========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Consolidated Statements of Stockholders' Equity
                (Amounts in thousands, except for share amounts)

                                     Preferred Stock             Common Stock          Additional
                                     ---------------             ------------          Paid-in      Accumulated
                                   Shares       Amount        Shares       Amount      Capital         Deficit         Total
                                   ------       ------        ------       ------      -------         -------         -----
Balance at
December 31, 1998                      --          $--       5,085,820       $51       $ 22,545        $(18,954)       $ 3,642

Issuance of Series A
  Preferred Stock - Net            65,000        6,500              --        --           (700)             --          5,800
Dividends paid in-kind on
  Series A Preferred Stock          2,314          231              --        --           (231)             --             --
Net Loss                               --           --              --        --             --          (3,955)        (3,955)
                                   ------       ------       ---------       ---       --------        --------        -------

Balance at
December 31, 1999                  67,314        6,731       5,085,820        51         21,614         (22,909)         5,487

Issuance of Common Stock for
services                               --           --           3,000        --              7              --              7
Dividends paid in-kind on
  Series A Preferred Stock          4,881          488              --        --           (488)             --             --
Net Loss                               --           --              --        --             --          (2,396)        (2,396)
                                   ------       ------       ---------       ---       --------        --------        -------

Balance at
December 31, 2000                  72,195       $7,219       5,088,820       $51       $ 21,133        $(25,305)       $ 3,098
                                   ======       ======       =========       ===       ========        ========        =======

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                              For the year ended December 31,
                                                              -------------------------------
                                                                  2000               1999
                                                                  ----               ----
Cash flows from operating activities:
Net loss                                                          $(2,396)           $(3,955)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                                  1,290              1,349
     Allowance for doubtful accounts                                   20                 41
     Common stock issued for services                                   7                 --
     Changes in assets and liabilities:
        Trade accounts receivable                                    (691)              (883)
        Inventories                                                   580                804
        Prepaid expenses and other current assets                       5                  6
        Other assets                                                   13                 91
        Accounts payable and accrued expenses                         461               (876)
        Deferred income                                               (16)               (19)
                                                                  -------            -------
          Cash used by operating activities                          (727)            (3,442)
                                                                  -------            -------
Cash flows from investing activities:
Additions to property, plant, and equipment                          (853)            (1,822)
                                                                  -------            -------
          Cash used by investing activities                          (853)            (1,822)
                                                                  -------            -------
Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                        --              5,800
Proceeds of short-term debt - net                                     234                737
Proceeds from long-term debt                                          529              1,064
Repayment of  long-term debt                                         (803)              (630)
                                                                  -------            -------
          Cash  provided (used) by financing activities               (40)             6,971
                                                                  -------            -------
    Increase (decrease) in cash and cash equivalents               (1,620)             1,707
    Cash and equivalents at beginning of period                     2,483                776
                                                                  -------            -------
          Cash and equivalents at end of period                     $ 863             $2,483
                                                                  =======            =======
---------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                            $501               $454

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Notes to the Consolidated Financial Statements

Note 1-  Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily sells refrigerants and provides RefrigerantSide(R) Services performed at a customer's site, consisting of system decontamination to remove moisture and oils and other contaminants and recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems. The Company operates as a single segment through its wholly owned subsidiary Hudson Technologies Company.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. Effective March 19, 1999, the Company sold 75% of its ownership interest in Environmental Support Solutions, Inc. ("ESS") and as of that date, no longer includes the results of that operation in the consolidated results of the Company. On October 11, 1999 and April 18, 2000 the Company sold its remaining ownership interest in ESS.

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2000.

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

During the year ended December 31, 2000, one customer accounted for 13% of the Company's revenues. During the year ended December 31, 1999, one customer accounted for 17% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have an adverse effect on the Company's financial position and results of operations.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock, $497,000 and $349,000 for the years ended December 31, 2000 and 1999, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted loss per share was not presented since the effect was not dilutive.

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

The Company is subject to various legal proceedings. The Company assesses the merit and potential liability associated with each of these proceedings. The Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities which would have a material adverse affect on operating results and its financial position.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. SAB 101 was adopted in 2000 and had no material impact on the Company's revenue recognition policy.

Note 2 - Dispositions

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

Note 3 - Other income

For the year ended December 31, 2000, other income of $512,000 consisted primarily of $157,000 of lease rental income from the Company's Ft. Lauderdale facility, see Note 10 to the Notes to the Consolidated Financial Statements, a $188,000 gain from the sale of the balance of the Company's ownership interest in ESS and $100,000 of interest income. For the year ended December 31, 1999 other income of $106,000 consisted primarily of lease rental income from the Company's Ft. Lauderdale facility and interest income.

Note 4 - Income taxes

During the years ended December 31, 2000 and 1999, there was no income tax expense recognized due to the Company's net losses.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

        Year ended December 31,
         (in percents)                     2000       1999
                                           ----       ----
     Income tax rates
      - Statutory U.S. Federal rate       (34%)       (34%)
      - States, net U.S. benefits          (4%)        (4%)
      - Valuation allowance                38%         38%
                                          ---         ---
     Total                                - %         - %
                                          ===         ===

As of December 31, 2000, the Company has net operating loss carryforwards, ("NOL's") of approximately $23,000,000 expiring 2007 through 2015 for which a 100% valuation allowance has been recognized. Refrigerant Reclamation Corporation of America ("RRCA"), acquired during 1995 as a subsidiary of the Company, has available NOL's expiring 2007 through 2010 of approximately $4,488,000 subject to annual limitations of approximately $367,000.

Elements of deferred income tax assets (liabilities) are as follows:

                  December 31,
                  (in thousands)                    2000
                                                    ----
     Deferred tax assets (liabilities)
      - Depreciation & amortization                 $ (8)
      - Reserves for doubtful accounts                62
      - NOL                                        8,900
      - Other                                        (54)
                                                 -------
     Subtotal                                      8,900
      - NOL valuation allowance                   (8,900)
                                                 -------
     Total                                       $    --
                                                 =======

Note 5- Trade accounts receivable - net

At December 31, 2000, trade accounts receivable are net of reserves for doubtful accounts of $154,000.

Note 6 - Inventories

Inventories consisted of the following:

          December 31,                         2000
          (in thousands)                       ----
          Refrigerant and cylinders           $1,507
          Packaged refrigerants                  394
                                              ------
          Total                               $1,901
                                              ======

Note 7 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

           December 31,                                         2000
           (in thousands)                                       ----
           Property, plant, & equipment
           - Land                                           $    335
           - Buildings & improvements                            776
           - Equipment                                         6,719
           - Equipment under capital lease                       315
           - Vehicles                                          1,224
           - Furniture & fixtures                                178
           - Leasehold improvements                              516
           - Equipment under construction                        588
                                                            --------
          Subtotal                                            10,651
          Accumulated depreciation & amortization             (5,309)
                                                            --------
           Total                                            $  5,342
                                                            ========

The Company's Ft. Lauderdale land, building, and improvements, with a net book value of approximately $945,000, are currently being leased to a third party. The Company intends to sell this property in the foreseeable future.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

          December 31,                              2000
          (in thousands)                            ----
          Short-term & long-term debt
          Short-term debt:
           - Bank credit line                    $ 1,734
           - Long-term debt: current                 435
                                                 -------
          Subtotal                                 2,169
                                                 -------
          Long-term debt:
           - Bank credit line                        880
           - Mortgage payable                        644
           - Capital lease obligations               129
           - Vehicle loans                           669
           - Less: current maturities               (435)
                                                 -------
          Subtotal                                 1,887
                                                 -------
          Total                                  $ 4,056
                                                 =======

Bank credit line

The Company entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a six-year term loan and expires in April 2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 2000, the Company had availability under its revolving line of credit of approximately $577,000. Advances, available to the Company, under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of December 31, 2000, the Company had approximately $675,000 outstanding under its term loans and $1,734,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 11% at December 31, 2000, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

During 2000, the Company entered into a separate term loan with an affiliate of CIT. The term loan is secured by a specific asset and bears interest at a rate of 10% per annum. At December 31, 2000 the outstanding balance was $205,000 and is payable in 59 equal monthly installments of $2,850 with a final payment of $131,419 due in June 2005.

Mortgage payable

During 1996, the Company mortgaged its property and building located in Ft. Lauderdale, Florida with Turnberry Savings Bank, NA. The mortgage of $644,000, at December 31, 2000 bears interest at the rate of 10.125% and is repayable over 20 years through January 2017.

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

Scheduled maturities of the Company's debts and capital lease obligations are as follows:

                 Debts and capital lease obligations
                 -----------------------------------
                 Years ended December 31,                          Amount
                 ------------------------                          ------
                 (in thousands)
                  - 2001                                           $2,169
                  - 2002                                              458
                  - 2003                                              462
                  - 2004                                              240
                  - 2005                                              188
                  - Thereafter                                        539
                                                                   ------
                 Total                                             $4,056
                                                                   ======

The Company rents certain equipment with a net book value of about $182,000 for leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

                 Scheduled capital lease obligation payments
                 -------------------------------------------
                 Years ended December 31,                          Amount
                 ------------------------                          ------
                 (in thousands)
                  - 2001                                              $48
                  - 2002                                               50
                  - 2003                                               31
                                                                     ----
                 Total                                               $129
                                                                     ====

Average short-term debt for the year ended December 31, 2000 totaled $1,575,000 with a weighted average interest rate of approximately 10.7%.

Note 9 - Stockholders' equity

(i) In September 1996 and October 1997, in connection with the then outstanding convertible debentures, the Company issued warrants to purchase an aggregate of 16,071 and 66,000 shares of the Company's Common Stock at an exercise price of $18.00 and $10.00, respectively, per share. These warrants expire through August 6, 2002.

(ii) On January 29, 1997, the Company entered into a Stock Purchase Agreement with E.I. DuPont de Nemours and Company ("DuPont") and DuPont Chemical and Energy Operations, Inc. ("DCEO") pursuant to which the Company issued to DCEO 500,000 shares of Common Stock in consideration of $3,500,000 in cash. Simultaneous with the execution of the Stock Purchase Agreement, the parties entered into a Standstill Agreement, Shareholders' Agreement and Registration Agreement.

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

Pursuant to the Registration Agreement, the Company granted to DuPont certain demand and "piggy-back" registration rights. The Standstill Agreement, Shareholders Agreement and the demand and "piggy-back" registration rights under the Registration Rights Agreement terminate on January 29, 2002.

(iii) On April 28, 1998, in connection with the loan agreements with CIT, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share. The value of the warrants were not deemed to be material and which expire on April 29, 2001. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

(iv) On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock converts to Common Stock at a rate of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999.

(v) On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $3,000,000. The Series A Preferred Stock converts to Common Stock at a rate of $2.375 per share, which was 23% above the closing market price of Common Stock on February 15, 2001. As of December 31, 2000, the net proceeds of $2,925,000 from the sale of the Series A Preferred Stock has been reflected in the proforma balance sheet as if the proceeds were received as of that date.

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and the Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding, on or after March 31, 2004. The conversion rate may be subject to certain antidilution provisions. The Company has used and will use the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(R) Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On September 30, 2000, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock. During the year ended December 31, 2000, the Company issued an aggregate of 4,881 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

(vi) The Company engaged an advisor to facilitate the Company's efforts in connection with the March 30, 1999 sale of the Series A Preferred Stock. In addition to the advisor fees, the Company issued to the advisor, warrants, which expire on March 30, 2004, to purchase 136,482 shares of the Company's Common Stock at an exercise price per share of $2.73. The value of the warrants were not deemed to be material.

Note 10 - Commitments and contingencies

Rents, operating leases and contingent income

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through December 31, 2005. In addition, the Company leases its owned Ft. Lauderdale facility to a third party.

Properties

The Company's Baltimore, Maryland depot facility is located in a 2,700 square foot building leased from an unaffiliated third party at an annual rent of approximately $25,600 pursuant to an agreement expiring in August 2002.

The Company's Baton Rouge, Louisiana facility is located in a 3,800 square foot building leased from an unaffiliated third party at an annual rental of approximately $18,000 pursuant to an agreement expiring in July 2002.

The Company's Haverhill (Boston), Massachusetts depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $13,200 pursuant to a month to month rental agreement.

The Company's Charlotte, North Carolina facility is located in a 12,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $42,000 pursuant to a month to month rental agreement.

The Company's Villa Park (Chicago), Illinois depot facility is located in a 3,500 square foot building leased from an unaffiliated third party at an annual rent of approximately $23,000 pursuant to an agreement expiring in August 2002.

In March 1995, the Company purchased, for $950,000, a facility in Ft. Lauderdale, Florida, consisting of a 32,000 square foot building on approximately 1.7 acres with rail and port access. The property was mortgaged during 1996 for $700,000. Annual real estate taxes are approximately $24,000. The Company has principally ceased its operations at this facility and has entered into a three year lease of the entire facility at the current level of $13,781 per month to an unaffiliated third party. The Company intends to sell this property in the foreseeable future.

The Company's Ft. Myers, Florida engineering facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $57,240 pursuant to an agreement expiring in July 2001.

The Company's Hillburn facility is located in approximately 21,000 square feet of leased industrial space at Hillburn, New York. The building is leased from an unaffiliated third party at an annual rental of approximately $94,000 pursuant to an agreement expiring in May 2004.

The Company's Houston, Texas depot facility, which consists of 5,000 square feet located in a larger building, is leased from an unaffiliated third party at an annual rent of $25,200 pursuant to an agreement which expires in June 2001.

The Company's headquarters are located in approximately 5,400 square feet of leased commercial space at Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a three year agreement at an annual rental of approximately $95,000 through January 2002.

The Company's Plainview, New York depot facility is located in a 2,000 square foot building leased from an unaffiliated third party at an annual rent of approximately $16,920 pursuant to an agreement expiring in July 2002.

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

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the years ended December 31, 2000 and 1999 totaled approximately $790,000 and $1,054,000, respectively.

Future commitments under operating leases, are summarized as follows:

                 Rent expense
                 ------------
                 Years ended December 31,           Amount
                 ------------------------           ------
                 (in thousands)
                 - 2001                             $ 635
                 - 2002                               253
                 - 2003                               121
                 - 2004                                48
                 - 2005                                 3
                                                   ------
                 Total                             $1,060
                                                   ======

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has agreed to make monthly payments in the amount of $5,000 for a minimum of 18 months following the settlement. The proceeds of the settlement are required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United and that have successfully contained the spread of R-11. The remediation tower is expected to be completed by March 31, 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement exhausted all insurance proceeds available under all applicable policies.

In connection with the above mentioned proceedings, the Company has accrued for all current and anticipated costs, net of the insurance proceeds which have been paid by the carrier.

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA"). The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period. To date, no final decision has been made by the EPA regarding the proposed listing.

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

ISOs granted under the 1997 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Non-qualified options granted under the 1997 Plan may not be granted at a price less than the par value of the Common Stock on the date of grant. Options granted under the 1997 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

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


                 Years ended December 31,             2000           1999
                                                      ----           ----
                 Assumptions
                 -----------
                    Dividend Yield                     0 %            0 %
                    Risk free interest rate          5.9 %          5.3 %
                    Expected volatility               60 %         46.5 %
                    Expected lives                       5              5

Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


                 Years ended  December 31,          2000           1999
                                                    ----           ----
                 Pro forma results
                 -----------------
                 (In thousands, except per share amounts)
                 Net loss available for common shareholders:
                    As reported                   $(2,893)       $(3,955)
                    Pro forma                     $(3,791)       $(4,723)
                 Loss per common
                 share-basic and diluted
                    As reported                   $  (.57)       $  (.85)
                    Pro forma                     $  (.75)       $ (1.00)

A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999 and changes for the years ending on those dates is presented below:

                                                                Weighted Average
                Stock Option Plan Grants             Shares       Exercise Price
                ------------------------
                Outstanding at December 31, 1998     1,374,642        $ 5.08
                --------------------------------
                o  Granted                             226,500        $ 2.24
                o  Forfeited                          (566,610)       $ 5.23
                                                     ---------
                Outstanding at December 31, 1999     1,034,532        $ 4.37
                --------------------------------
                o  Granted                             589,250        $ 2.41
                o  Forfeited                           (25,700)       $ 7.17
                                                     ---------
                Outstanding at December 31, 2000     1,598,082        $ 3.60
                                                     =========        ======

Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 2000 and 1999 is shown below:


                Options Exercisable
                -------------------

                                                 Year  ended       Year  ended
                                                December 31,      December 31,
                                                        2000              1999
           Options exercisable at year-end         1,385,582           925,532
                                                   ---------           -------


           Weighted average exercise price             $3.64             $4.07
                                                       -----             -----

           Weighted average fair value of
           options granted during the year             $1.13              $.83
                                                       -----              ----


                        Options Exercisable at December 31, 2000

                                                       Weighted-average
                                     Number                Exercise
           Range of Prices           Outstanding             Price
           --------------------      -----------             -----
           $1 to $4                   1,107,916             $ 2.81
           $4 to $10                    167,666             $ 4.62
           $10 to $16                   110,000             $10.50
                                     ----------
           $1 to $16                  1,385,582             $ 3.64
                                     ==========

The following table summarizes information about stock options outstanding at December 31, 2000:

                        Options Outstanding At December 31, 2000

                                            Weighted-average      Weighted-
                                                   Remaining        average
           Range of               Number         Contractual       Exercise
           Prices            Outstanding                Life          Price
           ------            -----------                ----          -----
           $1 to $4            1,277,750           4.0 years          $2.73
           $4 to $10             185,332           2.0 years          $4.56
           $10 to $16            135,000           1.0 years         $10.50
                               ---------
           $1 to $16           1,598,082           3.5 years          $3.60
                               =========

During the initial phase-in period of SFAS 123, the effects on the pro-forma results are not likely to be representative of the effects on pro-forma results in future years since options vest over several years and additional awards could be made each year.