Form 10KSB/A
period 2000-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2001-04-03
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                               (Amendment No. 1)

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

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr is a Partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Funds III, L.P. and Flemming US Discovery Offshore Fund III, L.P. Mr. Burr has been employed by J.P. Morgan Chase & Co. since 1995. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Previously, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Caliber Learning, Inc.

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

Robert M. Zech has been a Director of the Company since June 1999. Mr. Zech is a Partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the General Partner of Fleming US Discovery Funds III, L.P. and Fleming US Discovery Offshore Fund III, L.P. Mr. Zech has been employed by J.P. Morgan Chase & Co. since 1996. From 1994 to 1996, Mr. Zech was an Associate with Cramer Rosenthal McGlynn Inc., an investment management firm. Previously Mr. Zech served as an Associate with Wolfensohn & Co., a mergers & acquisitions advisory firm, and was a Financial Analyst at leveraged buyout sponsor Merrill Lynch Capital Partners, Inc. and in the investment banking division of Merrill Lynch & Co. Mr. Zech serves on the Board of Directors of Displaytech, Inc.

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