Form 10QSB
period 2001-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2001-05-11
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                              ---------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common stock, $0.01 par value                   5,088,820 shares
    -----------------------------                   ----------------
                Class                               Outstanding at April 7, 2001

================================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.    Financial Information                                            Page Number
           Item 1   - Consolidated Balance Sheets                                3
                    - Consolidated Statements of Operations                      4
                    - Consolidated Statements of Cash Flows                      5
                    - Notes to the Consolidated Financial Statements             6
           Item 2   - Management's Discussion and Analysis of Financial         10
                             Condition and Results of Operations

Part II.   Other information

           Item 1    - Legal Proceedings                                        14
           Item 2    - Changes in Securities and Use of Proceeds                14
           Item 6    - Exhibits and Reports on Form 8-K                         15

Signatures                                                                      16

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                March 31,   December 31,
                                                                  2001         2000
                                                                  ----         ----
Assets                                                         (unaudited)
------
Current assets:
  Cash and cash equivalents                                     $  2,617     $    863
  Trade accounts receivable - net of allowance for doubtful
      accounts of $155 and $154                                    3,592        2,588
  Inventories                                                      1,960        1,901
  Prepaid expenses and other current assets                          210          197
                                                                --------     --------
     Total current assets                                          8,379        5,549

Property, plant and equipment, less accumulated depreciation       4,257        5,342
Other assets                                                          99          105
                                                                --------     --------
     Total Assets                                               $ 12,735     $ 10,996
                                                                ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                          $  3,231     $  3,836
 Short-term debt                                                   3,077        2,169
                                                                --------     --------
     Total current liabilities                                     6,308        6,005
Deferred income                                                        3            6
Long-term debt, less current maturities                            1,157        1,887
                                                                --------     --------
     Total Liabilities                                             7,468        7,898
                                                                --------     --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, shares authorized 5,000,000:
   Series A Convertible
   Preferred Stock, $0.01 par value
   ($100 liquidation preference value); shares authorized
   150,000; issued and outstanding 104,766 and 72,195             10,476        7,219
  Common Stock, $0.01 par value; shares authorized
   20,000,000; issued outstanding 5,088,820                           51           51
  Additional paid-in capital                                      20,816       21,133
  Accumulated deficit                                            (26,076)     (25,305)
                                                                --------     --------
     Total Stockholders' Equity                                    5,267        3,098
                                                                --------     --------

Total Liabilities and Stockholders' Equity                      $ 12,735     $ 10,996
                                                                ========     ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                       Three month period
                                                         ended March 31,
                                                         ---------------
                                                       2001           2000
                                                       ----           ----

Revenues                                            $    5,030     $    3,084
Cost of Sales                                            3,868          2,106
                                                    ----------     ----------
Gross Profit                                             1,162            978
                                                    ----------     ----------

Operating expenses:
     Selling and marketing                                 558            511
     General and administrative                          1,040            959
     Depreciation and amortization                         307            326
                                                    ----------     ----------
          Total operating expenses                       1,905          1,796
                                                    ----------     ----------

Operating loss                                            (743)          (818)
                                                    ----------     ----------

Other income (expense):
     Interest expense                                     (125)          (117)
     Other income                                           83             83
     Gain on sale of assets                                 14             --
                                                    ----------     ----------
        Total other income (expense)                       (28)           (34)
                                                    ----------     ----------

Loss before income taxes                                  (771)          (852)
Income taxes                                                --             --
                                                    ----------     ----------
Net loss                                                  (771)          (852)
Preferred stock dividends                                 (159)          (122)
                                                    ----------     ----------
Loss available for common shareholders              $     (930)    $     (974)
                                                    ==========     ==========
------------------------------------------------
Net loss per common share - basic and diluted       $    (0.18)    $    (0.19)
                                                    ==========     ==========
Weighted average number of shares outstanding        5,088,820      5,087,820
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

                                                            Three month period
                                                              ended March 31,
                                                            ------------------
                                                             2001         2000
                                                             ----         ----
Cash flows from operating activities:
Net loss                                                   $  (771)     $  (852)
Adjustments to reconcile net loss
 to cash used by operating activities:
  Depreciation and amortization                                307          326
  Allowance for doubtful accounts                                7           15
  Gain on sale of assets                                       (14)          --
  Common stock issued for services                              --            7
  Changes in assets and liabilities:
   Trade accounts receivable                                (1,011)         282
   Inventories                                                 (59)         218
   Prepaid expenses and other current assets                   (13)         (25)
   Other assets                                                  3            5
   Accounts payable and accrued expenses                      (604)        (109)
   Deferred income                                              (3)          (4)
                                                           -------      -------
    Cash used by operating activities                       (2,158)        (137)
                                                           -------      -------

Cash flows from investing activities:
Sale of property, plant and equipment                          938           --
Additions to property, plant, and equipment                   (144)        (207)
                                                           -------      -------
    Cash provided (used) by investing activities               794         (207)
                                                           -------      -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net              2,940           --
Proceeds from short-term debt - net                            921           60
Proceeds from long-term debt                                    --          100
Repayment of long-term debt                                   (743)        (187)
                                                           -------      -------
    Cash provided (used) by financing activities             3,118          (27)
                                                           -------      -------

  Increase (decrease) in cash and cash equivalents           1,754         (371)
  Cash and equivalents at beginning of period                  863        2,483
                                                           -------      -------
    Cash and equivalents at end of period                  $ 2,617      $ 2,112
                                                           =======      =======
---------------------
Supplemental disclosure of cash flow information:
  Cash paid during period for interest                     $   125      $   117


See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), primarily (i) sells refrigerants (ii) provides RefrigerantSide(R) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) provides recovery and reclamation of the refrigerants used in commercial air conditioning, industrial processing and refrigeration systems. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

Note 1 -  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 2001 and December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2001 and December 31, 2000.

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

During the quarter ended March 31, 2001, three customers accounted for 18%, 13% and 12% of the Company's revenues. During the quarter ended March 31, 2000, no customer accounted for more than 10% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have an adverse effect on the Company's financial position and results of operations.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock, $159,000 and $122,000 for the three month periods ended March 31, 2001 and 2000, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted loss per share was not presented since the effect was not dilutive.

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

The Company is subject to various legal proceedings. The Company assesses the merits and estimates the potential liability, if any, associated with each of these proceedings. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities which would have a material adverse affect on operating results and its financial position.

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

Note 2 - Stockholders Equity

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

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and the Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding on or after March 31, 2004. The conversion rate may be subject to certain antidilution provisions. The Company has used and will use the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(R) Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2001, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 2,571 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

Note 3 - Dispositions

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions, Inc. ("ESS") to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six year note in the amount of $380,000. The Company recognized a valuation allowance for 100% of the note receivable. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of the additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption and such amount was included as other income as of that date.

Note 4 - Other Income

Other income consisted primarily of lease rental income from the Company's Ft. Lauderdale facility, which was sold on March 22, 2001, and payments received from the note receivable from ESS. On March 22, 2001, the Company sold its Ft. Lauderdale property and, after payment of the then outstanding mortgage and transactional expenses, it received net proceeds of approximately $300,000. The Company recognized a $14,000 gain from the sale of this property.

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

The Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(R) Services. These new services are offered in addition to the Company's traditional refrigerant management services, consisting of recovery and reclamation of refrigerants used in commercial air conditioning, industrial processing and refrigeration systems, in conjunction with, sales of refrigerants to these customers. Pursuant to this change in business focus, the Company is currently implementing a strategic business plan which provides for the creation of a network of service depots and the exiting of certain operations which may not support the growth of service sales. Consistent with its plan, the Company has experienced a reduction in refrigerant sales which were primarily targeted to the automotive aftermarket industry.

During  1999 and 2001 the  Company  completed  sales of its  Series A  Preferred
Stock. The net proceeds of these sales were used and are being used to expand the Company's service offering through a network of service depots that provide a full range of the Company's on site RefrigerantSide(R) Services and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(R) Services, in the short term, such an increase may not be sufficient to offset reductions in refrigerant revenue which may occur as a result of the Company's shift in its business focus toward RefrigerantSide(R) Services. The Company expects that it will incur additional expenses and losses during the year related to the continued development of its depot network.

The change in business focus towards revenues generated from RefrigerantSide(R) Services may cause a material reduction in revenues derived from the sale of refrigerants. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and possible loss of revenues which would have a material adverse effect on its operating results.

Results of Operations

Three months ended March 31, 2001 as compared to the three months ended March 31, 2000

Revenues for the three months ended March 31, 2001 were $5,030,000, an increase of $1,946,000 or 63% from the $3,084,000 reported during the comparable 2000 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues and an increase in RefrigerantSide(R) Services revenues. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants as compared to the 2000 period. The increase in RefrigerantSide(R) Service revenues reflects growth through the development of the Company's services through its depot network.

Cost of sales for the three months ended March 31, 2001 were $3,868,000, an increase of $1,762,000 or 84% from the $2,106,000 reported during the comparable 2000 period. The increase in cost of sales was primarily due to a higher volume of refrigerant sales. As a percentage of sales, cost of sales were 77% of revenues for the three month period ended March 31, 2001, an increase from the 68% reported for the comparable 2000 period. The increase in cost of sales as a percentage of revenues was primarily attributable to the increase in payroll and supplies cost associated with the RefrigerantSide(R) Service revenues and the increase in the volume of refrigerant sales.

Operating expenses for the three months ended March 31, 2001 were $1,905,000, an increase of $109,000 or 6% from the $1,796,000 reported during the comparable 2000 period. The increase was primarily attributable to an increase in selling expenses associated with the expansion of the Company's RefrigerantSide(R) Service offering and an increase in professional fees.

Other income (expense) for the three months ended March 31, 2001 was ($28,000), as compared to the ($34,000) reported during the comparable 2000 period. Other income (expense) includes interest expense of $125,000 and $117,000 for 2001 and 2000, respectively, offset by other income of $97,000 and $83,000 for 2001 and 2000, respectively. The increase in interest expense is primarily attributed to an increase in borrowings during 2001 as compared to 2000. Other income primarily relates to lease rental income, interest income, proceeds from the sale of Environmental Support Solutions, Inc. ("ESS") and the gain from the sale of the lease rental property on March 22, 2001.

No income taxes for the three months ended March 31, 2001 and 2000 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2001 and 2000 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the three months ended March 31, 2001 was $771,000, as compared to net loss of $852,000 reported during the comparable 2000 period. The reduction in the net loss for the 2001 period as compared to 2000 was primarily attributable to a higher volume of refrigerant revenues offset by an increase in operating expenses.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital of approximately $2,071,000, an increase of $2,527,000 from the working capital deficit of $456,000 at December 31, 2000. The increase in working capital is primarily attributable to the sale of the Company's Series A Preferred Stock and the sale of its Ft. Lauderdale property offset by the net loss incurred during the quarter ended March 31, 2001. A principal component of current assets is inventory. At March 31, 2001, the Company had inventories of $1,960,000, an increase of $59,000 or 3% from the $1,901,000 at December 31, 2000. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank borrowings.

Net cash used by operating activities for the three months ended March 31, 2001, was $2,158,000 compared with net cash used by operating activities of $137,000 for the comparable 2000 period. Net cash used by operating activities was primarily attributable to the net loss for the 2001 period, an increase in trade receivables and a reduction in accounts payable and accrued expenses.

Net cash provided by investing activities for the three months ended March 31, 2001, was $794,000 compared with net cash used by investing activities of $207,000 for the prior comparable 2000 period. The net cash provided by investing activities was due to the Company's sale of its Ft. Lauderdale property offset by equipment additions primarily associated with the expansion of the Company's depot network.

Net cash provided by financing activities for the three months ended March 31, 2001, was $3,118,000 compared with net cash used by financing activities of $27,000 for the comparable 2000 period. The net cash provided by financing activities for the 2001 period primarily consisted of the sale of the Company's Series A Preferred Stock.

At March 31, 2001, the Company had cash and equivalents of $2,617,000.

The Company had property and a building located in Ft. Lauderdale which was leased at $13,781 per month to an unaffiliated third party. On March 22, 2001, the Company completed the sale of the property to an unaffiliated third party. After payment of the then outstanding mortgage balance and transactional expenses, the Company received net proceeds of approximately $300,000 and recognized a $14,000 gain from the sale of this property.

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT") which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April
2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of March 31, 2001, the Company had availability under its revolving line of credit of approximately $293,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of March 31, 2001, the Company has approximately $628,000 outstanding under its term loans and $2,655,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 9.5% at March 31, 2001, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

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

The Company is continuing to evaluate opportunities to rationalize its operating facilities based on its emphasis on the expansion of its service sales. As a result, the Company may discontinue certain operations which it believes do not support the growth of service sales and, in doing so, may incur future charges to exit certain operations.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2001, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 2,571 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001 the Company may call the Series A Preferred Stock if the market price of its

Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the foreseeable future. However, any unanticipated expenses or failure to obtain revenues expected to be generated from the Company's depots or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated.

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

During the quarter ended March 31, 2001, three customers accounted for 18%, 13% and 12% of the Company's revenues. During the quarter ended March 31, 2000, no customer accounted for more than 10% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 1998, United Water of New York Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the prior contamination of certain of United's wells within close proximity to the Company's Hillburn, New York facility.

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has agreed to make monthly payments in the amount of $5,000 for a minimum of 18 months following the settlement. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United and that have successfully contained the spread of R-11. The remediation tower was completed in March 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement exhausted all insurance proceeds available under all applicable policies.

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA'). The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period. To date, no final decision has been made by the EPA regarding the proposed listing.

There can be no assurance that the effects of the April 1, 1999 R-11 release will not spread beyond the United Water well system and impact the Village of Suffern's wells or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There is also no assurance that the Company's opposition to the EPA's listing will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2001, the Company granted options to purchase 75,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock with gross proceeds of $3,000,000. On March 30, 2001, the Company issued a total of 2,571 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends then due. With respect to these grants and issuances, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

    (a) The following exhibits are attached to this report:
        None

    (b) No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                    HUDSON TECHNOLOGIES, INC.

                                    By:    /s/ Kevin J. Zugibe     May 14, 2001
                                        ---------------------------------------
                                               Kevin J. Zugibe         Date
                                               Chairman/President and
                                               Chief Executive Officer



                                    By:    /s/ Brian F. Coleman    May 14, 2001
                                        ---------------------------------------
                                               Brian F. Coleman        Date
                                               Vice President and
                                               Chief Financial Officer