Form 10QSB
period 2001-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2001-08-09
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

Common stock, $0.01 par value                              5,098,820 shares
          Class                                      Outstanding at July 9, 2001

================================================================================

                            Hudson Technologies, Inc.
                                      Index


                                                                           Page
Part I.     Financial Information                                         Number

            Item 1  - Consolidated Balance Sheets                            3
                        - Consolidated Statements of Operations              4
                        - Consolidated Statements of Cash Flows              5
                        - Notes to the Consolidated Financial Statements     6
            Item 2  - Management's Discussion and Analysis of Financial     10
                             Condition and Results of Operations

Part II.    Other Information

            Item 1  - Legal Proceedings                                     15
            Item 2  - Changes in Securities and Use of Proceeds             15
            Item 6  - Exhibits and Reports on Form 8-K                      16

Signatures                                                                  17

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                         June 30,  December 31,
                                                                             2001          2000
                                                                             ----          ----
                                                                      (unaudited)
Current assets:

     Cash and cash equivalents                                           $  1,933      $    863
     Trade accounts receivable - net of allowance for doubtful
         accounts of $185 and $154                                          4,008         2,588
     Inventories                                                            1,675         1,901
     Prepaid expenses and other current assets                                518           197
                                                                         --------      --------
          Total current assets                                              8,134         5,549

Property, plant and equipment, less accumulated depreciation                4,019         5,342
Other assets                                                                  121           105
                                                                         --------      --------
          Total Assets                                                   $ 12,274      $ 10,996
                                                                         ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                $  3,511      $  3,836
    Short-term debt                                                         2,215         2,169
                                                                         --------      --------
           Total current liabilities                                        5,726         6,005
Deferred income                                                                --             6
Long-term debt, less current maturities                                     1,046         1,887
                                                                         --------      --------
           Total Liabilities                                                6,772         7,898
                                                                         --------      --------

Commitments and contingencies

Stockholders' equity:

     Preferred Stock, shares authorized 5,000,000: Series A
     Convertible Preferred Stock, $0.01 par value ($100
     liquidation preference value); shares authorized
     150,000; issued and outstanding 105,005 and 72,195                    10,500         7,219
    Common Stock, $0.01 par value; shares authorized
       20,000,000; issued outstanding 5,098,820 and 5,088,820                  51            51
    Additional paid-in capital                                             20,810        21,133
    Accumulated deficit                                                   (25,859)      (25,305)
                                                                         --------      --------
           Total Stockholders' Equity                                       5,502         3,098
                                                                         --------      --------

 Total Liabilities and Stockholders' Equity                              $ 12,274      $ 10,996
                                                                         ========      ========




See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                              Three month period           Six month period
                                                               ended June 30,                ended June 30,
                                                               --------------                --------------
                                                             2001           2000           2001           2000
                                                         -----------    -----------    -----------    -----------
Revenues                                                      $6,867         $4,578        $11,897         $7,662
Cost of Sales                                                  4,582          2,693          8,450          4,799
                                                         -----------    -----------    -----------    -----------
Gross Profit                                                   2,285          1,885          3,447          2,863
                                                         -----------    -----------    -----------    -----------

Operating expenses:
     Selling and marketing                                       572            532          1,130          1,043
     General and administrative                                1,105          1,046          2,145          2,005
     Depreciation and amortization                               309            301            616            627
                                                         -----------    -----------    -----------    -----------
          Total operating expenses                             1,986          1,879          3,891          3,675
                                                         -----------    -----------    -----------    -----------

Operating income (loss)                                          299              6           (444)          (812)
                                                         -----------    -----------    -----------    -----------

Other income (expense):
     Interest expense                                           (126)          (129)          (251)          (246)
     Other income                                                 44            314            127            397
     Gain on sale of assets                                       --             --             14             --
                                                         -----------    -----------    -----------    -----------
        Total other income (expense)                             (82)           185           (110)           151
                                                         -----------    -----------    -----------    -----------

Income (loss) before income taxes                                217            191           (554)          (661)
Income taxes                                                      --             --             --             --
                                                         -----------    -----------    -----------    -----------
Net income (loss)                                                217            191           (554)          (661)
Preferred stock dividends                                       (187)          (122)          (346)          (244)
                                                         -----------    -----------    -----------    -----------
Income (loss) available for common shareholders                  $30            $69          $(900)         $(905)
                                                         ===========    ===========    ===========    ===========
Net income (loss) per common share - basic and diluted         $0.01          $0.01         $(0.18)        $(0.18)
                                                         ===========    ===========    ===========    ===========
Weighted average number of shares outstanding              5,097,153      5,088,820      5,092,987      5,088,320
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

                                                              Six month period
                                                                ended June 30,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
Cash flows from operating activities:
Net loss                                                       $(554)     $(661)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                               616        627
     Allowance for doubtful accounts                              55         15
     Gain on sale of assets                                      (14)        --
     Common stock issued for services                             --          7
     Changes in assets and liabilities:
        Trade accounts receivable                             (1,476)      (594)
        Inventories                                              226        759
        Prepaid expenses and other current assets               (320)      (204)
        Other assets                                             (16)         7
        Accounts payable and accrued expenses                   (325)      (228)
        Deferred income                                           (6)        (7)
                                                             -------    -------
          Cash used by operating activities                   (1,814)      (279)
                                                             -------    -------

Cash flows from investing activities:
Sale of property, plant and equipment                            938        (12)
Additions to property, plant and equipment                      (217)      (618)
                                                             -------    -------
          Cash provided (used) by investing activities           721       (630)
                                                             -------    -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                2,958         --
Proceeds from short-term debt - net                               53        246
Proceeds from long-term debt                                      --        317
Repayment of long-term debt                                     (848)      (364)
                                                             -------    -------
          Cash provided by financing activities                2,163        199
                                                             -------    -------

     Increase (decrease) in cash and cash equivalents          1,070       (710)
     Cash and equivalents at beginning of period                 863      2,483
                                                             -------    -------
          Cash and equivalents at end of period               $1,933     $1,773
                                                             =======    =======
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                       $251       $246


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

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2000. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

Fair value of financial instruments

The carrying values of financial instruments, including trade accounts receivable, and accounts payable approximate fair value at June 30, 2001 and December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2001 and December 31, 2000.

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

During the six months ended June 30, 2001, one customer accounted for 23% of the Company's revenues. During the six months ended June 30, 2000, no customer accounted for more than 10% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have an adverse effect on the Company's financial position and results of operations.

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

Income (loss) per common and equivalent shares

Income (loss) per common  share,  Basic,  is calculated  based on the net income
(loss) for the period less dividends on the outstanding Series A Preferred Stock, $346,000 and $244,000 for the six month periods ended June 30, 2001 and 2000, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted loss per share was not presented since the effect was not dilutive.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2001, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 2,810 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

Note 3 - Dispositions

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions, Inc. ("ESS") to one of its founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year note in the amount of $380,000. The Company recognized a valuation allowance for 100% of the note receivable. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of the additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption and such amount was included as other income as of that date.

Note 4 - Other Income

Other income consisted primarily of interest income, lease rental income from the Company's Ft. Lauderdale facility, which was sold on March 22, 2001, and payments received from the note receivable from ESS. On March 22, 2001, the Company sold its Ft. Lauderdale property and, after payment of the then outstanding mortgage and transactional expenses, it received net proceeds of approximately $300,000. The Company recognized a $14,000 gain from the sale of this property.

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

The Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users relating to refrigeration systems in the commercial air conditioning and industrial processing industries. These new services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, consisting of recovery and reclamation of refrigerants. Pursuant to this change in business focus, the Company is currently implementing a strategic business plan, which provides for the creation of a network of service depots and the exiting of certain operations which may not support the growth of service sales.

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

Results of Operations

Three months ended June 30, 2001 as compared to the three months ended June 30, 2000

Revenues for the three months ended June 30, 2001 were $6,867,000, an increase of $2,289,000 or 50% from the $4,578,000 reported during the comparable 2000 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues and to an increase in RefrigerantSide(R) Services revenues. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants as compared to the 2000 period. The increase in RefrigerantSide(R) Service revenues reflects growth through the development of the Company's services through its depot network.

Cost of sales for the three months ended June 30, 2001 were $4,582,000, an increase of $1,889,000 or 70% from the $2,693,000 reported during the comparable 2000 period. The increase in cost of sales was primarily due to a higher volume of refrigerant sales. As a percentage of sales, cost of sales were 67% of revenues for the three month period ended June 30, 2001, an increase from the 59% reported for the comparable 2000 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the volume of refrigerant sales and associated freight costs and supply costs associated with the RefrigerantSide(R) Service revenues.

Operating expenses for the three months ended June 30, 2001 were $1,986,000, an increase of $107,000 or 6% from the $1,879,000 reported during the comparable 2000 period. The increase was primarily attributable to an increase in selling expenses associated with the expansion of the Company's RefrigerantSide(R) Service offering and an increase in insurance costs.

Other income (expense) for the three months ended June 30, 2001 was ($82,000), as compared to the $185,000 reported during the comparable 2000 period. Other income (expense) includes interest expense of $126,000 and $129,000 for 2001 and 2000, respectively, offset by other income of $44,000 and $314,000 for 2001 and 2000, respectively. The decrease in interest expense is primarily attributed to an interest rate reduction during 2001 as compared to 2000. Other income primarily relates to interest income and proceeds from the sale of Environmental Support Solutions, Inc. ("ESS"). During the 2000 period, the Company recognized an additional $188,000 of other income from the sale of its remaining ownership interest in ESS.

No income taxes for the three months ended June 30, 2001 and 2000 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2001 and 2000 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the three months ended June 30, 2001 was $217,000, as compared to net income of $191,000 reported during the comparable 2000 period. The increase in the net income for the 2001 period as compared to 2000 was primarily attributable to a higher volume of refrigerant revenues offset by an increase in operating expenses. In addition, during the 2000 period there was a non-recurring gain of $188,000 from the Company's sale of its remaining ownership interest in ESS stock.

Six months ended June 30, 2001 as compared to the six months ended June 30, 2000

Revenues for the six months ended June 30, 2001 were $11,897,000, an increase of $4,235,000 or 55% from the $7,662,000 reported during the comparable 2000 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues and to an increase in RefrigerantSide(R) Services revenues. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants as compared to the 2000 period. The increase in RefrigerantSide(R) Service revenues reflects growth through the development of the Company's services through its depot network.

Cost of sales for the six months ended June 30, 2001 was $8,450,000, an increase of $3,651,000 or 76% from the $4,799,000 reported during the comparable 2000 period. The increase in cost of sales was primarily due to higher volume of refrigerant sales. As a percentage of sales, cost of sales was 71% of revenues for the six-month period ended June 30, 2001, an increase from the 63% reported for the comparable 2000 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the volume of refrigerant sales and associated freight costs and payroll and supply costs associated with the RefrigerantSide(R) Service revenues.

Operating expenses for the six months ended June 30, 2001 were $3,891,000, an increase of $216,000 or 6% from the $3,675,000 reported during the comparable 2000 period. The increase was primarily attributable to an increase in selling expense associated with the expansion of the Company's RefrigerantSide(R) Service offering, professional fees and travel expenses.

Other income (expense) for the six months ended June 30, 2001 was ($110,000), a decrease of $261,000 from the $151,000 reported during the comparable 2000 period. Other income (expense) includes interest expense of $251,000 and $246,000 for 2001 and 2000 respectively, offset by other income of $141,000 and $397,000 for 2001 and 2000 respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness during 2001 as compared to 2000. Other income primarily relates to interest income and proceeds from the sale of ESS. During the 2000 period, the Company recognized an additional $188,000 of other income from the sale of its remaining ownership interest in ESS.

No income taxes for the six months ended June 30, 2001 and 2000 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2001 and 2000 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the six months ended June 30, 2001 was $554,000, as compared to the net loss of $661,000 reported during the comparable 2000 period. The reduction in the net loss for the 2001 period as compared to 2000 was primarily attributable to a higher volume of refrigerant revenues offset by an increase in operating expenses. In addition, during the 2000 period there was a non-recurring gain of $188,000 from the Company's sale of its remaining ownership interest in ESS stock.

Liquidity and Capital Resources

At June 30, 2001, the Company had working capital of approximately $2,408,000, an increase of $2,864,000 from the working capital deficit of $456,000 at December 31, 2000. The increase in working capital is primarily attributable to the sale of the Company's Series A Preferred Stock and the sale of its Ft. Lauderdale property offset by the net loss incurred during the six month period ended June 30, 2001. A principal component of current assets is inventory. At June 30, 2001, the Company had inventories of $1,675,000, a decrease of $226,000 or 12% from the $1,901,000 at December 31, 2000. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank borrowings.

Net cash used by operating activities for the six months ended June 30, 2001, was $1,814,000 compared with net cash used by operating activities of $279,000 for the comparable 2000 period. Net cash used by operating activities was primarily attributable to the net loss for the 2001 period, an increase in trade receivables and a reduction in accounts payable and accrued expenses.

Net cash provided by investing activities for the six months ended June 30, 2001, was $721,000 compared with net cash used by investing activities of $630,000 for the prior comparable 2000 period. The net cash provided by investing activities was due to the Company's sale of its Ft. Lauderdale property offset by equipment additions primarily associated with the expansion of the Company's depot network.

Net cash provided by financing activities for the six months ended June 30, 2001, was $2,163,000 compared with net cash provided by financing activities of $199,000 for the comparable 2000 period. The net cash provided by financing activities for the 2001 period primarily consisted of the sale of the Company's Series A Preferred Stock offset by the repayment of long- term debt.

At June 30, 2001, the Company had cash and equivalents of $1,933,000.

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

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT"), which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April
2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of June 30, 2001, the Company had availability under its revolving line of credit of approximately $1,786,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of June 30, 2001, the Company has approximately $582,000 outstanding under its term loans and $1,788,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 8.25% at June 30, 2001, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year 6% interest bearing note in the amount of $380,000. The Company will recognize as income the portion of the proceeds associated with the note receivable upon the receipt of cash. This sale did not have a material effect on the Company's financial condition or results of operations. Effective

October 11, 1999, the Company sold to three of ESS's employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2001, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 2,810 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001 the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

During the six months ended June 30, 2001, one customer accounted for 23% of the Company's revenues. During the six months ended June 30, 2000, no customer accounted for more than 10% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has agreed to make monthly payments in the amount of $5,000 for a minimum of 18 months, and up to a maximum of 42 months following the settlement. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United and that have successfully contained the spread of R-11. The remediation tower was completed in March 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement exhausted all insurance proceeds available under all applicable policies.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field. Under the Order on Consent, the Company agreed to pay a $10,000 penalty relating to the April 1, 1999 release and agreed to continue operating the remediation system installed by the Company at its Hillburn facility in May 1999 until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company has agreed to install one additional monitoring well and modify the Company's existing remediation system to incorporate a second recovery well. During the six months ended June 30, 2001, the Company recognized $75,000 in additional remediation costs in connection with this matter.

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

Item 2. Changes in Securities and Use of Proceeds

During the three months ended June 30, 2001, the Company granted options to purchase 71,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. With respect to these grants and issuances, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K


     (a)  The following exhibits are attached to this report: None

     (b) No report on Form 8-K was filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                      HUDSON TECHNOLOGIES, INC.

                                      By: /s/ Kevin J. Zugibe    August 10, 2001
                                          --------------------------------------
                                              Kevin J. Zugibe         Date
                                              Chairman/President and
                                              Chief Executive Officer



                                      By: /s/ Brian F. Coleman   August 10, 2001
                                          --------------------------------------
                                              Brian F. Coleman        Date
                                              Vice President and
                                              Chief Financial Officer