Form 10QSB
period 2001-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2001-11-13
CIK 925528

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                For the quarterly period ended September 30, 2001

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


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[__]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, $0.01 par value                  5,103,020 shares
         -----------------------------                  ----------------
                  Class                         Outstanding at October 24, 2001

                            Hudson Technologies, Inc.
                                      Index


Part I.       Financial Information                                                    Page Number

              Item 1   - Consolidated Balance Sheets                                         3
                       - Consolidated Statements of Operations                               4
                       - Consolidated Statements of Cash Flows                               5
                       - Notes to the Consolidated Financial Statements                      6
              Item 2   - Management's Discussion and Analysis of Financial                  10
                             Condition and Results of Operations

Part II.      Other Information

              Item 1   - Legal Proceedings                                                  15
              Item 2   - Changes in Securities and Use of Proceeds                          15
              Item 4   - Submission of Matters to a Vote of Security Holders                16
              Item 6   - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                                  17

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)


                                                                                  September 30,     December 31,
                                                                                       2001            2000
                                                                                  -------------     ------------
      Assets                                                                       (unaudited)
      Current assets:
           Cash and cash equivalents                                                 $  1,856         $    863
           Trade accounts receivable - net of allowance for doubtful
               accounts of $214 and $154                                                2,984            2,588
           Inventories                                                                  1,726            1,901
           Prepaid expenses and other current assets                                      309              197
                                                                                  -------------     ------------
                Total current assets                                                    6,875            5,549

      Property, plant and equipment, less accumulated depreciation                      3,786            5,342
      Other assets                                                                        124              105
                                                                                  -------------     ------------
                Total Assets                                                         $ 10,785         $ 10,996
                                                                                  =============     ============

      Liabilities and Stockholders' Equity
      Current liabilities:
          Accounts payable and accrued expenses                                      $  2,963         $  3,836
          Short-term debt                                                               2,081            2,169
                                                                                  -------------     ------------
                 Total current liabilities                                              5,044            6,005
      Deferred income                                                                      --                6
      Long-term debt, less current maturities                                             934             1,887
                                                                                  -------------     ------------
                 Total Liabilities                                                      5,978            7,898
                                                                                  -------------     ------------

      Commitments and contingencies

      Stockholders' equity:
          Preferred Stock, shares authorized 5,000,000: Series A Convertible
            Preferred Stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; issued and outstanding
             108,745 and 72,195                                                        10,875            7,219
          Common Stock, $0.01 par value; shares authorized
             20,000,000; issued outstanding 5,103,020 and 5,088,820                        51               51
          Additional paid-in capital                                                   20,445           21,133
          Accumulated deficit                                                         (26,564)         (25,305)
                                                                                  -------------     ------------
                 Total Stockholders' Equity                                             4,807            3,098
                                                                                  -------------     ------------

       Total Liabilities and Stockholders' Equity                                    $ 10,785         $ 10,996
                                                                                  -------------     ------------


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)


                                                     Three month period             Nine month period
                                                     ended September 30,           ended September 30,
                                                     2001          2000          2001           2000
                                                 ----------    -----------    -----------    -----------
Revenues                                        $     4,939    $     3,585    $    16,836    $    11,247
Cost of Sales                                         3,601          2,403         12,051          7,202
                                                 ----------    -----------    -----------    -----------
Gross Profit                                          1,338          1,182          4,785          4,045
                                                 ----------    -----------    -----------    -----------

Operating expenses:
     Selling and marketing                              559            555          1,689          1,597
     General and administrative                       1,133          1,001          3,278          3,007
     Depreciation and amortization                      302            332            918            959
                                                 ----------    -----------    -----------    -----------
          Total operating expenses                    1,994          1,888          5,885          5,563
                                                 ----------    -----------    -----------    -----------

Operating loss                                         (656)          (706)        (1,100)        (1,518)
                                                 ----------    -----------    -----------    -----------

Other income (expense):
     Interest expense                                   (88)          (131)          (339)          (377)
     Other income                                        39             73            166            470
     Gain on sale of assets                              --             --             14             --
                                                 ----------    -----------    -----------    -----------
        Total other income (expense)                    (49)           (58)          (159)            93
                                                 ----------    -----------    -----------    -----------

Loss before income taxes                               (705)          (764)        (1,259)        (1,425)
Income taxes                                             --             --             --             --
                                                 ----------    -----------    -----------    -----------
Net loss                                               (705)          (764)        (1,259)        (1,425)
Preferred stock dividends                              (187)          (126)          (533)          (370)
                                                 ----------    -----------    -----------    -----------
Loss available for common shareholders          $      (892)   $      (890)   $    (1,792)   $    (1,795)
                                                 ==========    ===========    ===========    ===========

Net loss per common share - basic and diluted   $     (0.17)   $     (0.17)   $     (0.35)   $     (0.35)
                                                 ==========    ===========    ===========    ===========
Weighted average number of shares outstanding     5,099,553      5,088,820      5,095,337      5,088,590
                                                 ==========    ===========    ===========    ===========


See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)


                                                          (Amounts in thousands)
                                                            Nine month period
                                                           ended September 30,
                                                             2001       2000
                                                           -------    -------
Cash flows from operating activities:
Net loss                                                   $(1,259)   $(1,425)
Adjustments to reconcile net loss
   to cash provided (used) by operating activities:
     Depreciation and amortization                             918        959
     Allowance for doubtful accounts                            85         20
     Gain on sale of assets                                    (14)      --
     Common stock issued for services                         --            7
     Changes in assets and liabilities:
        Trade accounts receivable                             (481)      (233)
        Inventories                                            175      1,002
        Prepaid expenses and other current assets             (112)       (78)
        Other assets                                           (18)        (2)
        Accounts payable and accrued expenses                 (873)      (168)
        Deferred income                                         (6)       (12)
                                                           -------    -------
          Cash provided (used) by operating activities      (1,585)        70
                                                           -------    -------

Cash flows from investing activities:
Sale of property, plant and equipment                          938       --
Additions to patents                                            (7)       (12)
Additions to property, plant and equipment                    (280)      (747)
                                                           -------    -------
          Cash provided (used) by investing activities         651       (759)
                                                           -------    -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net              2,968       --
Repayments of short-term debt - net                            (86)      (164)
Proceeds from long-term debt                                  --          317
Repayment of long-term debt                                   (955)      (515)
                                                           -------    -------
          Cash provided (used) by financing activities       1,927       (362)
                                                           -------    -------

     Increase (decrease) in cash and cash equivalents          993     (1,051)
     Cash and equivalents at beginning of period               863      2,483
                                                           -------    -------
          Cash and equivalents at end of period            $ 1,856    $ 1,432
                                                           =======    =======

Supplemental disclosure of cash flow information:
     Cash paid during period for interest                  $   339    $   377


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

Note 1-  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2000. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

Fair value of financial instruments

The carrying values of financial instruments, including trade accounts receivable, and accounts payable approximate fair value at September 30, 2001 and December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2001 and December 31, 2000.

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

During the nine months ended September 30, 2001, one customer accounted for 18% of the Company's revenues. During the nine months ended September 30, 2000, no customer accounted for more than 10% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have an adverse effect on the Company's financial position and results of operations.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock, $533,000 and $370,000 for the nine month periods ended September 30, 2001 and 2000, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. Diluted loss per share was not presented since the effect was not dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin and reclaimable refrigerants from suppliers and its customers. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFAS 142) and No. 143, Accounting for Asset Retirement Obligations (SFAS 143). In addition, in August 2001, FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 141  addresses the use of the purchase  method of accounting  and prohibits
the  use  of  the   pooling-of-interests   method  of  accounting  for  business
combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill of the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company will adopt SFAS 141 effective January 1, 2002.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company will adopt SFAS 142 effective January 1, 2002.

SFAS 143 addresses financial reporting and reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003.

SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 effective January 1, 2002.

Currently, the Company does not believe that the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a material impact on its financial position and results of operations.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On September 30, 2001, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 3,740 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involving a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing if necessary, and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

The Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, consisting of recovery and reclamation of refrigerants. Pursuant to this business focus, the Company is currently implementing a strategic business plan, which provides for the creation of a network of service depots and the exiting of certain operations which may not support the growth of service sales.

During  1999 and 2001 the  Company  completed  sales of its  Series A  Preferred
Stock. The net proceeds of these sales were and are being used to expand the Company's service offering through a network of service depots that provide a full range of the Company's on site RefrigerantSide(R) Services and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(R) Services, in the short term, such an increase may not be sufficient to offset reductions in refrigerant revenue which may occur as a result of the Company's shift in its business focus toward RefrigerantSide(R) Services. The Company expects that it will incur additional expenses and losses during the year related to the continued development of its depot network.

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company believes that, in the refrigeration industry overall, there will be a trend towards lower sales prices, volumes and gross profit margins on refrigerant sales in the foreseeable future, which will continue to have an adverse effect on the Company's operating results.

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

Results of Operations

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000

Revenues for the three months ended September 30, 2001 were $4,939,000, an increase of $1,354,000 or 38% from the $3,585,000 reported during the comparable 2000 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a decrease in RefrigerantSide(R) Service revenues. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants as compared to the 2000 period. The decrease in RefrigerantSide(R) Service revenues is due to fewer large RefrigerantSide(R) Service projects in the 2001 period as compared to the 2000 period and the postponement of and or loss of certain work due to the September 11, 2001 terrorist attacks.

The Company expects that as it continues to develop its RefrigerantSide(R) Service business it may experience quarter to quarter variability in
RefrigerantSide(R) Service revenues, but it expects to achieve growth on an annual basis.

Cost of sales for the three months ended September 30, 2001 were $3,601,000, an increase of $1,198,000 or 50% from the $2,403,000 reported during the comparable 2000 period. The increase in cost of sales was primarily due to a higher volume of refrigerant sales. As a percentage of sales, cost of sales was 73% of revenues for the three month period ended September 30, 2001, an increase from the 67% reported for the comparable 2000 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the volume of refrigerant sales and associated freight costs.

Operating expenses for the three months ended September 30, 2001 were $1,994,000, an increase of $106,000 or 6% from the $1,888,000 reported during the comparable 2000 period. The increase was primarily attributable to an increase in payroll costs and professional fees.

Other income (expense) for the three months ended September 30, 2001 was ($49,000), as compared to the ($58,000) reported during the comparable 2000 period. Other income (expense) includes interest expense of $88,000 and $131,000 for 2001 and 2000, respectively, offset by other income of $39,000 and $73,000 for 2001 and 2000, respectively. The decrease in interest expense is primarily attributed to a decrease in outstanding indebtedness and an interest rated reduction during 2001 as compared to 2000. Other income primarily relates to interest income and proceeds from the sale of Environmental Support Solutions, Inc. ("ESS").

No income taxes for the three months ended September 30, 2001 and 2000 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2001 and 2000 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the three months ended September 30, 2001 was $705,000, as compared to net loss of $764,000 reported during the comparable 2000 period. The reduction in the net loss for the 2001 period as compared to 2000 was primarily attributable to a higher volume of refrigerant revenues offset by an increase in operating expenses.

Nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000

Revenues for the nine months ended September 30, 2001 were $16,836,000, an increase of $5,589,000 or 50% from the $11,247,000 reported during the comparable 2000 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues and to an increase in RefrigerantSide(R) Services revenues. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants as compared to the 2000 period. The increase in RefrigerantSide(R) Service revenues reflects growth through the development of the Company's services through its depot network.

Cost of sales for the nine months ended September 30, 2001 was $12,051,000 an increase of $4,849,000 or 67% from the $7,202,000 reported during the comparable 2000 period. The increase in cost of sales was primarily due to higher volume of refrigerant sales. As a percentage of sales, cost of sales was 72% of revenues for the nine-month period ended September 30, 2001, an increase from the 64% reported for the comparable 2000 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the volume of refrigerant sales and associated freight costs and payroll and supply costs associated with the RefrigerantSide(R) Service revenues.

Operating expenses for the nine months ended September 30, 2001 were $5,885,000 an increase of $322,000 or 6% from the $5,563,000 reported during the comparable 2000 period. The increase was primarily attributable to an increase in selling expense associated with the expansion of the Company's RefrigerantSide(R) Service offering, professional fees and travel expenses.

Other income (expense) for the nine months ended September 30, 2001 was ($159,000), a decrease of $252,000 from the $93,000 of income reported during the comparable 2000 period. Other income (expense) includes interest expense of $339,000 and $377,000 for 2001 and 2000 respectively, offset by other income of $166,000 and $470,000 for 2001 and 2000 respectively. The decrease in interest expense is primarily attributed to a decrease in outstanding indebtedness and an interest rate deduction during 2001 as compared to 2000. Other income primarily relates to interest income and proceeds from the sale of ESS. During the 2000 period, the Company recognized an additional $188,000 of other income from the sale of its remaining ownership interest in ESS.

No income taxes for the nine months ended September 30, 2001 and 2000 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2001 and 2000 losses. The tax benefits associated with the

Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the nine months ended September 30, 2001 was $1,259,000, as compared to the net loss of $1,425,000 reported during the comparable 2000 period. The reduction in the net loss for the 2001 period as compared to 2000 was primarily attributable to a higher volume of refrigerant revenues offset by an increase in operating expenses. In addition, during the 2000 period there was a non-recurring gain of $188,000 from the Company's sale of its remaining ownership interest in ESS stock.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of approximately $1,831,000, an increase of $2,287,000 from the working capital deficit of $456,000 at December 31, 2000. The increase in working capital is primarily attributable to the sale of the Company's Series A Preferred Stock and the sale of its Ft. Lauderdale property offset by the net loss incurred during the nine month period ended September 30, 2001. A principal component of current assets is inventory. At September 30, 2001, the Company had inventories of $1,726,000, a decrease of $175,000 or 9% from the $1,901,000 at December 31, 2000. The Company's ability to sell and replace its inventory and the prices at which it can be sold are subject, among other things, to current market conditions (See Seasonality and Fluctuations in Operating Results). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank borrowings.

Net cash used by operating activities for the nine months ended September 30, 2001, was $1,585,000 compared with net cash provided by operating activities of $70,000 for the comparable 2000 period. Net cash used by operating activities was primarily attributable to the net loss for the 2001 period, an increase in trade receivables and a reduction in accounts payable and accrued expenses.

Net cash provided by investing activities for the nine months ended September 30, 2001, was $651,000 compared with net cash used by investing activities of $759,000 for the prior comparable 2000 period. The net cash provided by investing activities was due to the Company's sale of its Ft. Lauderdale property offset by equipment additions primarily associated with the expansion of the Company's depot network.

Net cash provided by financing activities for the nine months ended September 30, 2001, was $1,927,000 compared with net cash used by financing activities of $362,000 for the comparable 2000 period. The net cash provided by financing activities for the 2001 period primarily consisted of the sale of the Company's Series A Preferred Stock offset by the repayment of long- term debt.

At September 30, 2001, the Company had cash and equivalents of $1,856,000.

The Company owned improved property located in Ft. Lauderdale which was leased at $13,781 per month to an unaffiliated third party. On March 22, 2001, the Company completed the sale of the property to an unaffiliated third party. After payment of the then outstanding mortgage balance and transactional expenses, the Company received net proceeds of approximately $300,000 and recognized a $14,000 gain from the sale of this property.

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT"), which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April
2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of September 30, 2001, the Company had availability under its revolving line of credit of approximately $790,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. During 1999, the Company received advances of $166,000 based on capital expenditures. As of September 30, 2001, the Company has approximately $535,000 outstanding under its term loans and $1,648,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 7.5% at September 30, 2001, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On September 30, 2001, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 3,740 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors or at their option, to designate up to two advisors to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders have elected one member to the Board of Directors.

The Company believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for at least the balance of the year ended December 31, 2001. However, any unanticipated expenses or failure to obtain revenues expected to be generated from the Company's depots or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated.

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

During the nine months ended September 30, 2001, one customer accounted for 18% of the Company's revenues. During the nine months ended September 30, 2000, no customer accounted for more than 10% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the
Company's operations, and by other factors. The Company's business has historically been seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in additional losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. With respect to the Company's RefrigerantSide(R) Services, to date, the Company has not identified any seasonal pattern. However, the Company could experience a similar seasonal element to this portion of its business in the future.

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

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field. Under the Order on Consent, the Company agreed to continue operating the remediation system installed by the Company at its Hillburn facility in May 1999 until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company has installed one additional monitoring well and has modified the Company's existing remediation system to incorporate a second recovery well. During the nine months ended September 30, 2001, the Company recognized $75,000 in additional remediation costs in connection with this matter.

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

Item 2. Changes in Securities and Use of Proceeds

During the three months ended September 30, 2001, the Company granted options to purchase 40,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. On September 30, 2001, the Company issued a total of 3,740 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends then due. With respect to these grants and issuances, the Company relied on the exemptions from registration provided by Sections 2(a)(3) and 4(2) under the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

On August 23, 2001, the Company held an Annual Meeting of Stockholders at which the Company's security holders voted for the election of three directors (Messrs. Vincent P. Abbatecola, Robert L. Burr and Otto C. Morch) to serve until the Annual Meeting of Stockholders in 2003. Mr. Burr was elected by the holders of the Company's Series A Preferred Stock. Messrs. Abbatecola and Morch were elected by the holders of the Company's common stock and Series A Preferred Stock, voting together as one class. The results of the vote were as follows:

Director                      Votes Cast "For"            Votes Withheld
--------                      ----------------            --------------
Vincent P. Abbatecola           6,295,079                 242,734
Robert L. Burr                  4,421,263                  NONE
Otto C. Morch                   6,478,019                  59,794

Item 6. Exhibits and Reports on Form 8-K


(a) The following exhibits are attached to this report:

                 None

(b) No report on Form 8-K was filed during the quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                              HUDSON TECHNOLOGIES, INC.

                              By:    /s/ Kevin J. Zugibe     November 13, 2001
                                  --------------------------------------------
                                         Kevin J. Zugibe         Date
                                         Chairman and
                                         Chief Executive Officer


                              By:    /s/ Brian F. Coleman    November 13, 2001
                                  --------------------------------------------
                                         Brian F. Coleman        Date
                                         President, Chief Operating Officer
                                         and Chief Financial Officer