Form 10KSB
period 2001-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2002-03-29
CIK 925528

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[_]

The  Issuer's  revenues  for the  fiscal  year  ended  December  31,  2001  were
$20,768,000

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 1, 2002 was approximately $14,902,000. As of March 1, 2002, there were 5,156,520 shares of the Issuer's Common Stock outstanding.

                    Documents incorporated by reference: None
================================================================================

                            Hudson Technologies, Inc.

                                      Index

Part                                   Item                                            Page
----                                   ----                                            ----

Part I.    Item 1 - Description of Business                                              3
           Item 2 - Description of Properties                                            7
           Item 3 - Legal Proceedings                                                    8
           Item 4 - Submission of Matters to a Vote of Security Holders                  9

Part II.   Item 5 - Market for the Common Equity and Related Stockholder  Matters       10
           Item 6 - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                      11
           Item 7 - Financial Statements                                                16
           Item 8 - Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                       16

Part III.  Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                         Compliance  with Section 16(a) of the Exchange Act             17
           Item 10 - Executive Compensation                                             19
           Item 11 - Security Ownership of Certain Beneficial Owners and Management     23
           Item 12 - Certain Relationships and Related Transactions                     24
           Item 13 - Exhibits and Reports on Form 8-K                                   25

           Signatures                                                                   26

           Financial Statements                                                         27


                                     Part I
Item 1.  Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide(R) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

The Company's Executive Offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use of refrigerants containing chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs"), the most commonly used refrigerants, are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs and damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act further requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems. In addition, the Act prohibited production of CFC refrigerants effective January 1, 1996 and limits the production of refrigerants containing HCFCs, which production is scheduled to be phased out by the year 2030. Owners, operators and companies servicing cooling equipment are responsible for the integrity of their systems regardless of the refrigerant being used and for the responsible management of their refrigerant.

Products and Services

RefrigerantSide(R) Services

The Company provides services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including its patented Zugibeast(R) system. Certain of these RefrigerantSide(R) Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by certain process patents.

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin refrigerants are purchased by the Company from several suppliers, including E.I. DuPont de Nemours and Company ("DuPont") as part of the Company's strategic alliance with DuPont (see "Strategic Alliance" below), and resold by the Company, typically at wholesale. In addition, the Company regularly purchases used or contaminated refrigerants from many different sources, which refrigerants are then reclaimed, using the Company's high volume proprietary reclamation equipment, and resold by the Company.

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants and testing and banking (storage) services tailored to individual customer requirements. Hudson also separates "crossed" (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

Hudson's Network

Hudson operates from a network of facilities located in:

Baltimore, Maryland          --RefrigerantSide(R) Service depot

Baton Rouge, Louisiana       --RefrigerantSide(R) Service depot

Charlotte, North Carolina    --Reclamation center and RefrigerantSide(R) Service
                                 depot

Chicago, Illinois            --RefrigerantSide(R) Service depot

Fort Myers, Florida          --Engineering center

Fremont, New Hampshire       --Telemarketing office

Hillburn, New York           --RefrigerantSide(R) Service depot

Houston, Texas               --RefrigerantSide(R) Service depot

Norfolk, Virginia            --RefrigerantSide(R) Service depot

Pearl River, New York        --Company headquarters and administration offices

Plainview, New York          --RefrigerantSide(R) Service depot

Punta Gorda, Florida         --Refrigerant separation and reclamation center and
                                 RefrigerantSide(R) Service depot

Rantoul, Illinois            --Reclamation and cylinder refurbishment center and
                                 RefrigerantSide(R) Service depot

Salem, New Hampshire         --RefrigerantSide(R) Service depot

Seattle, Washington          --RefrigerantSide(R) Service depot

Strategic Alliance

In January 1997, the Company entered into agreements with DuPont, pursuant to which the Company (i) provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's Authorized Distributor Network and (ii) markets DuPont's SUVA(TM) refrigerant products together with the Company's reclamation and refrigerant management services. These agreements provide for automatic annual renewal.

In addition, in January 1997, the Company entered into a Stock Purchase Agreement with DuPont and DuPont Chemical and Energy Operations, Inc. ("DCEO") pursuant to which the Company issued to DCEO 500,000 shares of its common stock in consideration of $3,500,000 in cash. Concurrently, the parties entered into a Standstill Agreement, Shareholders' Agreement and Registration Agreement which, among other things, provide that (i) subject to certain exceptions, neither DuPont nor any corporation or entity controlled by DuPont will, directly or indirectly, acquire any shares of any class of capital stock of the Company if the effect of such acquisition would be to increase DuPont's aggregate voting power in the election of directors to greater than 20% of the total combined voting power in the election of directors; (ii) at DuPont's request, the Company will cause two persons designated by DCEO and DuPont to be elected to the Company's Board of Directors; and (iii) subject to certain exceptions, DuPont will have a five-year right of first refusal to purchase shares of Common Stock sold by the Company's principal shareholders. The Company also granted to DuPont certain demand and "piggy-back" registration rights with respect to the shares. The Standstill Agreement, Shareholders Agreement and the demand and "piggy-back" registration rights under the Registration Rights Agreement terminated on January 29, 2002.

Suppliers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. To the extent that the Company is unable to source the CFC based refrigerants or virgin refrigerants, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2001, one customer accounted for 15% of the Company's revenues. For the year ended December 31, 2000, one customer accounted for 13% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet (www.hudsontech.com).

The Company's sales personnel are compensated on a combination of a base salary and commission. The Company's executive officers devote significant time and effort to customer relationships.

Competition

The Company competes primarily on the basis of the performance of its proprietary high volume, high-speed equipment used in its operations, breadth of services offered (including proprietary RefrigerantSide(R) Services and other on-site services) and price (particularly with respect to refrigerant sales).

The Company competes with numerous regional and national companies, which provide refrigerant reclamation services, as well as market reclaimed and new alternative refrigerants. Certain of such competitors may possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, provide services or products over a more extensive geographic area than the Company.

Hudson's RefrigerantSide(R) Services provide new and innovative solutions to certain problems within the refrigeration industry and as such the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consist of traditional methods of solving the industry's problems and as a result there can be no assurance that the Company will be able to compete successfully or penetrate this market as rapidly as it anticipates.

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

The Company has obtained ARI certification for most refrigerants at each of its reclamation facilities, and is certified by the EPA. The Company is required to submit periodic reports to the ARI and pay annual fees based on the number of pounds of refrigerants reclaimed by the Company. Certification by the ARI is not currently required to engage in the refrigerant management business.

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

The Company believes that it is in substantial compliance with all material regulations relating to its material business operations. However, amendments to existing statutes and regulations or adoptions of new statutes and regulations which affect the marketing and sale of refrigerants could require the Company to continually adapt its methods of operations and/or discontinue the sale of certain products and such changes could result in substantial costs. There can be no assurance that Hudson will be able to continue to comply with applicable laws, regulations and licensing requirements and any future changes. Failure to comply could subject the Company to civil remedies, substantial fines, penalties, injunction, or criminal sanctions, which could have a material adverse effect on the Company.

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

Employees

The  Company  has  102  full  time  employees  including  air  conditioning  and
refrigeration  technicians,   chemists,   engineers,  sales  and  administrative
personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent relating to the high-speed equipment, components and process to reclaim refrigerants, and a registered trademark for its "Zugibeast(R)". The patent expires in January 2012. The Company believes that patent protection is important to its business and has received additional United States patents relating to high-speed refrigerant recovery and to various refrigerant side decontamination processes. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company's existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment infringe or are alleged to infringe patents or other proprietary rights of others, the Company may be required to modify the design of its equipment, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

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

Item 2.  Description of Properties

The Company's Baltimore, Maryland depot facility is located in a 2,700 square foot building leased from an unaffiliated third party at an annual rent of $26,064 pursuant to an agreement expiring in August 2002.

The Company's Baton Rouge, Louisiana facility is located in a 3,800 square foot building leased from an unaffiliated third party at an annual rental of $18,000 pursuant to an agreement expiring in July 2002.

The Company's Charlotte, North Carolina facility is located in a 12,000 square foot building leased from an unaffiliated third party at an annual rent of $42,000 pursuant to a month to month rental agreement.

The Company's Villa Park (Chicago), Illinois depot facility is located in a 3,500 square foot building leased from an unaffiliated third party at an annual rent of $24,140 pursuant to an agreement expiring in August 2002.

The Company's Fremont, New Hampshire telemarketing facility is located in a 2,100 square foot building leased from an unaffiliated third party at an annual rent of $7,200 pursuant to an agreement expiring in June 2002.

The Company's Ft. Myers, Florida engineering facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $57,240 pursuant to an agreement expiring in July 2002.

The Company's Hillburn, New York facility is located in a 21,000 square foot building is leased from an unaffiliated third party at an annual rental of $98,440 pursuant to an agreement expiring in May 2004.

The Company's Houston, Texas depot facility is located in a 5,000 square foot building leased from an unaffiliated third party at an annual rent of $27,030 pursuant to an agreement which expires in June 2003.

The Company's Norfolk, Virginia depot facility is located in a 2,000 square foot building leased from an unaffiliated third party at an annual rent of $16,200 pursuant to an agreement expiring in September 2002.

The Company's headquarters are located in a 5,400 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a three year agreement at an annual rental of approximately $95,000 through January 2002. The Company is currently occupying the premises on a month to month basis at a monthly rental rate of $7,938.

The Company's Plainview, New York depot facility is located in a 2,000 square foot building leased from an unaffiliated third party at an annual rent of $17,280 pursuant to an agreement expiring in July 2002.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $76,000 pursuant to an agreement expiring in December 2003.

The Company's Rantoul, Illinois facility is located in a 29,000 square foot building leased from an unaffiliated third party at an annual rental of $78,000 pursuant to an agreement expiring in September 2002.

The Company's Salem, New Hampshire depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $19,500 pursuant to an agreement expiring in April 2004.

The Company's Seattle, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $18,450 pursuant to an agreement expiring in March 2004.

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

On April 1, 1999, the Company reported an accidental release at the Company's Hillburn, New York facility of approximately 7,800 lbs. of trichlorofluormenthane ("R-11"). Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system at the Company's facility to remove R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation system was $100,000.

In July 1999, United amended its complaint in the Rockland County action to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 R-11 release.

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has agreed to make monthly payments in the amount of $5,000 for a minimum of 18 months, and up to a maximum of 42 months following the settlement. The proceeds of the settlement were used to fund the construction by United of a new remediation tower. The purpose of the monthly payments is to defray United's cost associated with the continuation of remedial measures implemented by United. The remediation tower was completed in March 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence. In connection with the settlement with United, the Company exhausted all insurance proceeds available for the United occurrence.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field. Under the Order on Consent, the Company agreed to continue operating the remediation system installed by the Company at its Hillburn facility in May 1999 until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company has installed one additional monitoring well and has modified the Company's existing remediation system to incorporate a second recovery well. During the year ended December 31, 2001, the Company recognized $260,000 in additional remediation costs in connection with this matter.

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the CERCLA. The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period. To date, no final decision has been made by the EPA regarding the proposed listing.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's well system. During February 2002, while the levels were below New York State drinking water standards of 5 ppb, the Village of Suffern expressed concern over the possibility of R-11 reaching its well system and has advised the Company that it is investigating available options to protect its well system. The Company is working with the Village of Suffern, and all applicable governmental agencies to insure against any contamination of Suffern's wells and its water supply. There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There is also no assurance that the Company's opposition to the EPA's nomination for inclusion of the Company's Hillburn facility on the NPL will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

                                                      High         Low
                                                      ----         ---
2000
o First Quarter                                      $ 2.75      $ 1.50
o Second Quarter                                     $ 2.75      $ 1.75
o Third Quarter                                      $ 3.75      $ 1.625
o Fourth Quarter                                     $ 3.688     $ 1.437

2001
o First Quarter                                      $ 2.53      $ 1.50
o Second Quarter                                     $ 3.50      $ 1.80
o Third Quarter                                      $ 3.25      $ 1.90
o Fourth Quarter                                     $ 4.13      $ 2.01

The number of record holders of the Company's Common Stock was approximately 250 as of March 1, 2002. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. In addition, the Company has entered into a credit facility with CIT Group/Credit Finance Group, Inc. ("CIT") which, among other things, restricts the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. The Series A Preferred Stock carries a dividend rate of 7%. The Company will pay dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option (see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Liquidity and Capital Resources).

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its, allowance for doubtful accounts, inventories, asset impairments, income taxes, commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies set forth in Note 1 of the Notes to the Consolidated Financial Statements are those policies that are most important to the presentation of its financial statements and such policies may require subjective and complex judgments on the part of management (see Note 1 to the Notes to the Consolidated Financial Statements).

Overview

Over the past few years, the Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, consisting primarily of reclamation of refrigerants. Pursuant to this business focus, the Company has created a network of service depots and has exited certain operations which may not support the growth of service sales.

During  1999 and 2001 the  Company  completed  sales of its  Series A  Preferred
Stock. The net proceeds of these sales were and are being used to expand the Company's service offering through a network of service depots that provide a full range of the Company's RefrigerantSide(R) Services and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(R) Services, in the short term, such an increase may not be sufficient to offset reductions in refrigerant revenue which may occur as a result of the Company's shift in its business focus toward RefrigerantSide(R) Services. The Company expects that it will incur additional expenses and losses during the year related to the continued development of its depot network.

Sales of refrigerants continue to represent a significant portion of the Company's revenues and, in the short term, the Company has experienced an increase in refrigerant sales. The Company believes that, in the refrigeration industry overall, there will be a trend towards lower sales prices, volumes and gross profit margins on refrigerant sales in the foreseeable future, which will result in an adverse effect on the Company's operating results.

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

Results of Operations

Year ended December 31, 2001 as compared to year ended December 31, 2000

Revenues for 2001 were $20,768,000, an increase of $5,313,000 or 34% from the $15,455,000 reported during the comparable 2000 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues and to a lesser extent an increase in RefrigerantSide(R) Services revenues. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants and an increase in volume as compared to the 2000 period. The increase in RefrigerantSide(R) Service revenues reflects growth through the development of the Company's depot network.

Cost of sales for 2001 was $14,971,000, an increase of $4,574,000 or 44% from the $10,397,000 reported during the comparable 2000 period. The increase in cost of sales was primarily due to a higher volume of refrigerant revenues and an increase in payroll and supply costs associated with RefrigerantSide(R) Service revenues. As a percentage of sales, cost of sales were 72% of revenues for 2001, an increase from the 67% reported for the comparable 2000 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the volume of refrigerant sales and associated freight costs and payroll and supply costs associated with RefrigerantSide(R) Service revenues.

Operating expenses for 2001 were $8,017,000, an increase of $552,000 or 7% from the $7,465,000 reported during the comparable 2000 period. The increase was primarily attributable to an increase in professional fees of $203,000 and an increase in marketing and sales payroll costs associated with the expansion of the Company's RefrigerantSide(R) Service offering of $196,000.

Other income (expense) for 2001 was $(179,000), compared to the $11,000 reported during the comparable 2000 period. Other income (expense) includes interest expense of $423,000 and $501,000 for 2001 and 2000, respectively, offset by other income of $244,000 and $512,000 for 2001 and 2000, respectively. The decrease in interest expense is primarily attributed to a decrease in outstanding indebtedness and interest rates during 2001 as compared to 2000. Other income primarily relates to interest income and proceeds from the sale of Environmental Support Solutions, Inc. ("ESS"). During the 2000 period the Company recognized a non-recurring gain of $188,000 which was included as other income from the sale of its then remaining ownership interest in ESS.

No income taxes for the years ended December 31, 2001 and 2000 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2001 and 2000 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations (see Note 4 to the Notes to the Consolidated Financial Statements).

Net loss for 2001 was $2,399,000 an increase of $3,000 from the $2,396,000 net loss reported during the comparable 2000 period. The increase in net loss was primarily attributable to the non-recurring gain of $188,000 from the sale of ESS during the 2000 period offset by the reduction in the Company's operating loss during the 2001 period.

Liquidity and Capital Resources

At December 31, 2001, the Company had working capital of approximately $927,000, an increase of $1,383,000 from the working capital deficit of $456,000 at December 31, 2000. The increase in working capital is primarily attributable to proceeds from the sale of the Company's Series A Preferred Stock and by the proceeds from the sale of its Ft. Lauderdale property offset by the net loss incurred during the year ended December 31, 2001. A principal component of current assets is inventory. At December 31, 2001, the Company had inventories of $2,387,000, an increase of $486,000 or 26% from the $1,901,000 at December 31, 2000. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (see "Seasonality and Fluctuations in Operating Results"). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank borrowings. In recent years the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. There can be no assurances that the Company will be successful in lowering its operating losses in which case, the Company will be required to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings. Based on the current investment environment there can be no assurances that the Company would be successful in raising additional capital. The inability to raise additional capital could have a material adverse effect on the Company.

Net cash used by operating activities for the year ended December 31, 2001, was $2,361,000 compared with net cash used by operating activities of $727,000 for the comparable 2000 period. Net cash used by operating activities was primarily attributable to the net loss for the 2001 period, an increase in trade receivables and inventories, and a reduction in accounts payable and accrued expenses.

Net cash provided by investing activities for the year ended December 31, 2001, was $554,000 compared with net cash used by investing activities of $853,000 for the prior comparable 2000 period. The net cash provided by investing activities was due to the Company's sale of its Ft. Lauderdale property offset by equipment additions primarily associated with the expansion of the Company's depot network.

Net cash provided by financing activities for the year ended December 31, 2001, was $2,326,000 compared with net cash used by financing activities of $40,000 for the comparable 2000 period. The net cash provided by financing activities for the 2001 period primarily consisted of the sale of the Company's Series A Preferred Stock of $2,940,000 offset by the repayment of long term debt of $1,037,000.

At December 31, 2001, the Company had cash and equivalents of $1,382,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R)Service offering. The Company estimates that capital expenditures during 2002 may range from approximately $300,000 to $700,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2001 and is more fully disclosed in the Notes to Consolidated Financial Statements (see Notes 8 and 10 to the Notes of the Consolidated Financial Statements) (amounts in thousands).

                                                       Year ended December 31,
                                               ------------------------------------
                                                 2002   2003   2004   2005    Total
                                               ------   ----   ----   ----   ------

Long term debt and capital lease obligations   $2,450   $453   $249   $139   $3,291
Operating leases                                  700    237     56      2      995
                                               ------   ----   ----   ----   ------

Total contractual cash obligations             $3,150   $690   $305   $141   $4,286
                                               ======   ====   ====   ====   ======

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

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT"), which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April
2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 2001, the Company had availability under its revolving line of credit of approximately $256,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan of up to an additional $1,000,000 are based on future capital expenditures. As of December 31, 2001, the Company has approximately $489,000 outstanding under its term loans and $2,006,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 6.25% at December 31, 2001, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year 6% interest bearing note in the amount of $380,000. The Company has recognized as income the portion of the proceeds associated with the note receivable upon the receipt of cash. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption. Pursuant to an agreement dated January 22, 2002, ESS and the Company agreed to a 16% discount of the outstanding balance on the note receivable. On January 25,

2002, as part of a capital financing completed by ESS, ESS paid the Company $231,951, representing the discounted balance as of that date, as full satisfaction of the note receivable and as of that date the Company recognized the proceeds as other income.

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

The Company believes that its anticipated cash flow from operations, together with the remaining proceeds from the prior sale of its Preferred Stock, and the availability of funds under its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the foreseeable future. However, any unanticipated expenses, including but not limited to an increase in the cost of refrigerants purchased by the Company or an unanticipated increase in operating expenses or failure to obtain expected revenues from the Company's depots and or refrigerant revenues or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. There can be no assurance that the Company can, if necessary, obtain any required additional capital and its inability to do so could have a material adverse affect on the Company.

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

During the year ended December 31, 2001, one customer accounted for 15% of the Company's revenues. During the year ended December 31, 2000, one customer accounted for 13% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

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

Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board ("FASB") issued FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFA 142) and No. 143, Accounting for Asset Retirement Obligations (SFAS 143). In addition, in August 2001, FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 141  addresses the use of the purchase  method of accounting  and prohibits
the  use  of  the   pooling-of-interests   method  of  accounting  for  business
combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company will adopt SFAS 141 effective January 1, 2002.

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

SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS effective January 1, 2002.

The Company does not believe that the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a material impact on its financial position and results of operations.

Item 7. Financial Statements.

The financial  statements  appear in a separate section of this report following
Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of the Company:

     Name                Age                  Position
     ----                ---                  --------
Kevin J. Zugibe          38   Chairman of the Board and Chief Executive Officer
Brian F. Coleman         40   President, Chief Operating Officer and
                                Chief Financial Officer
Thomas P. Zugibe         49   Executive Vice President
Stephen P. Mandracchia   42   Executive Vice President and Secretary
Vincent Abbatecola       55   Director
Robert L. Burr           51   Director
Dominic J. Monetta       60   Director
Otto C. Morch            68   Director
Harry C. Schell          67   Director
Robert M. Zech           36   Director

Kevin J. Zugibe, P.E. is a founder of the Company and has been a director and Chief Executive Officer of the Company since its inception in 1991. Since May 1994, Mr. Zugibe has devoted his full business time to the Company's affairs. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. Kevin J. Zugibe and Thomas P. Zugibe are brothers.

Brian F. Coleman has been President and Chief Operating Officer since his appointment on August 21, 2001 and Chief Financial Officer of the Company since May 1997. From June of 1987 to May of 1997, Mr. Coleman was employed by and since July 1995, was a partner with BDO Seidman, LLP, the Company's independent auditors.

Thomas P. Zugibe has been an Executive Vice President of the Company since its inception in 1991. Mr. Zugibe is responsible for legal regulatory affairs, technical compliance and training for the Company. He has been engaged in the practice of law in the State of New York since 1980 and is on extended leave from the law firm of Ferraro and Zugibe, Garnerville, New York.

Stephen P. Mandracchia has been an Executive Vice President of the Company since January 1993 and Secretary of the Company since April 1995. Mr. Mandracchia is responsible for operations and regulatory legal affairs of the Company. Mr.
Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983). Stephen P. Mandracchia is the brother in-law of Kevin J. Zugibe and Thomas P. Zugibe.

Vincent P. Abbatecola has been a director of the Company since June 1994. Mr. Abbatecola is the owner and General Manager of Abbey Ice & Spring Water Company, a leading ice and bottled water company in the New York metropolitan area since May 1971. He serves as a Board Member and past Chairman of the Mid Atlantic Ice Association, Board Member and past Chairman of the National Packaged Ice Association and Past Chairman of the Food Safety Committee of the National Packaged Ice Association. Mr. Abbatecola also serves as Vice Chairman, Board of Governors of the Rockland County Health Center; Member, St. Thomas Aquinas College President's Council; Member, Rockland Business Association Board of Directors; Member, Nyack Hospital Corporation and Member, Union State Bank Chairman's Council.

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr has been a Partner of Windcrest Discovery Capital Partners, LLC, an investment management firm, from its inception in February 2002 and has a consulting agreement with J.P. Morgan Chase & Co. under which he is the lead partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. Mr. Burr was employed by J. P. Morgan Chase & Co. from July 1995 to October 2001. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Previously, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Displaytech, Inc. and Impax Laboratories, Inc.

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

Robert M. Zech has been a Director of the Company since June 1999. Mr. Zech has been a Partner of Windcrest Discovery Capital Partners, LLC, an investment management firm, from its inception in February 2002. From April 1996 to October 2001, Mr. Zech was employed by J.P. Morgan Chase & Co., where he was a Partner of Fleming US Discovery Partners, L.P., the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. From 1994 to 1996, Mr. Zech was an Associate with Cramer Rosenthal McGlynn, Inc., an investment management firm. Previously Mr. Zech served as an Associate with Wolfensohn & Co., a mergers & acquisitions advisory firm, and was a Financial Analyst at leveraged buyout sponsor Merrill Lynch Capital Partners, Inc. and in the investment banking division of Merrill Lynch & Co.

The Company has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of the Company's executive officers and for the administration of the Company's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Burr, Morch and Zech. The Company also has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Morch and Monetta. The Company also has an Executive Committee of the Board of Directors, which is authorized to exercise the powers of the board of directors in the general supervision and control of the business affairs of the Company during the intervals between meetings of the board. The members of the Executive Committee are Messrs. Schell, Burr and Kevin J. Zugibe. The Company's Occupational, Safety And Environmental Protection Committee is responsible for satisfying the Board that the Company's Environmental, Health and Safety policies, plans and procedures are adequate. The members of the Occupational, Safety and Environmental Protection Committee are Messrs. Monetta and Kevin J. Zugibe.

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than seven (7) (subject to decrease by a resolution adopted by the shareholders). The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors. Currently, the holders have elected one member to the Board of Directors. At the Company's August 23, 2001 Annual Meeting of the Shareholders, Messrs. Abbatecola, Burr and Morch, were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2003. Messrs. Monetta, Schell, Zech and Kevin J. Zugibe are currently serving as directors and whose terms of office expire at the Annual Meeting of the Shareholders to be held in the year 2002.

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

Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that during the year ended December 31, 2001 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with, except that Mr. Thomas P. Zugibe did not timely file Form 4 for five transactions in July 2001.

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for the Company's Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2001 (the "Named Executives").

Summary Compensation                                                              Long Term Compensation
Table                                                                                     Awards
                                                         Annual Compensation(1)   ----------------------
                                                         ----------------------    Securities Underlying
    Name                  Position                Year      Salary     Bonus               Options
    ----                  --------                ----      ------     -----               -------

Kevin J. Zugibe     Chairman of the Board         2001     $ 76,366      --             170,000 shares
                    and Chief Executive           2000     $ 80,981      --             140,000 shares
                    Officer                       1999     $136,279      --               1,000 shares

Brian F.  Coleman   President, Chief Operating    2001     $138,799      --             100,000 shares
                    Officer and Chief Financial   2000     $151,047      --              37,500 shares
                    Officer                       1999     $138,124      --               1,000 shares

Thomas P. Zugibe    Executive Vice President      2001     $122,800      --              20,000 shares
                                                  2000     $110,338      --             102,500 shares
                                                  1999     $104,800      --               1,000 shares

Stephen P           Executive Vice President      2001     $123,800      --              15,000 shares
Mandracchia         and Secretary                 2000     $113,415      --              77,500 shares
                                                  1999     $108,124      --               1,000 shares

----------
(1) The value of personal benefits furnished to the Named Executives during 1999, 2000 and 2001 did not exceed 10% of their respective annual compensation.

The Company granted options, which, except as otherwise set forth below, vest upon the date of grant, to the Named Executives during the fiscal year ended December 31, 2001, as shown in the following table:

              Summary of Stock Options Granted to Named Executives

                                                             % of Total
                                                  Number of    Options
                                                  Securities  Granted to
                                                  Underlying  Employees
                                                   Options    in Fiscal   Exercise or
                                                   Granted       year     Base price   Expiration
         Name            Position                   Shares     Percent     ($/sh)          Date
         ----            --------                   ------     -------     ------          ----
Kevin J. Zugibe     Chairman and Chief              60,000         13%      $2.38       02/07/2006
                    Executive Officer               45,000         10%      $2.38       10/23/2006
                                                    50,000(1)      11%      $2.55       12/13/2006
                                                    15,000          3%      $2.55       12/13/2006


Brian F. Coleman    President, Chief Operating      80,000         18%      $2.55       12/13/2006
                    Officer and Chief               20,000(2)       4%      $2.55       12/13/2006
                    Financial Officer

Thomas P. Zugibe    Executive Vice President        20,000(2)       4%      $2.55       12/13/2006

Stephen P.          Executive Vice President
Mandracchia         and Secretary                   15,000(3)       3%      $2.55       12/13/2006

-----------
(1) Options vest over a three year period at the rate of 4,167 per quarter, commencing with the first quarter of 2002.

(2) Options vest over a three year period at the rate of 1,667 per quarter, commencing with the first quarter of 2002.

(3) Options vest over a three year period at the rate of 1,250 per quarter, commencing with the first quarter of 2002.

                 Aggregated Fiscal Year End Option Values Table

The following table sets forth information concerning the value of unexercised stock options held by the Named Executives at December 31, 2001. Except as otherwise indicated, no options were exercised by the Named Executives during the fiscal year ended December 31, 2001.

                                                                  Number of Securities
                                                                       Underlying                         Value of
                                                                  Unexercised Options          In-the-money Options
                                  Shares                          At December 31, 2001        At December 31, 2001(1)
                               Acquired on                        --------------------        -----------------------
            Name                 Exercise     Value Realized  Exercisable   Unexercisable   Exercisable   Unexercisable
            ----                 --------     --------------  -----------   -------------   -----------   -------------

Kevin J. Zugibe                     --                 --        314,500         94,500         $94,077         $33,252
Chairman and
Chief Executive Officer

Brian F. Coleman
President, Chief Operating          --                 --        144,715         60,785         $39,327         $ 5,380
Officer  and Chief Financial
Officer

Thomas P. Zugibe                    --                 --        168,500         20,000         $45,612         $ 5,380
Executive Vice
President

Stephen P. Mandracchia           2,200             $4,850        141,300         15,000         $33,953         $ 4,035
Executive Vice President
And Secretary

----------
(1) Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $2.82.

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

In addition to the standard annual director's remuneration, Mr. Schell receives an additional $20,000 and an additional 5,000 stock options for serving as a director and a consultant to the Company. The additional stock options are issued with an exercise price equal to that of the other directors' option grants.

To date, the Company has granted to Harry C. Schell nonqualified options to purchase 40,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 2001. The Company has also granted to each of Dominic J. Monetta, Otto Morch and Vincent Abbatecola, nonqualified options to purchase 20,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 2001. In addition, in connection with the appointment of two of their nominees as members of the Board of Directors, the Company has granted to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. nonqualified options to purchase 25,854 and 4,146 shares of common stock at an exercise price of $2.38 per share. All such options issued to the directors are vested and fully exercisable at December 31, 2001.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2003 and is automatically renewable for two successive terms. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $134,000 with such increases and bonuses as the Board may determine. The Board of Directors and Mr. Zugibe have agreed, at Mr. Zugibe's option, to reduce the cash compensation and issue additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

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

The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by the Compensation/Stock Option Committee of the Board of Directors. The committee, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Plan will expire on December 31, 2004.

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

As of December 31, 2001, options to purchase 618,906 shares of Common Stock were issued under the Plan. During 2000, the Company granted options to purchase 40,000 shares each to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P.
Zugibe exercisable at $2.375 per share. Such options vest and are fully exercisable as of August 3, 2000. During 2001, the Company granted options to purchase shares to Kevin J. Zugibe, 50,000 shares; Brian F. Coleman, 20,000 shares; Stephen P. Mandracchia, 15,000 shares; and Thomas P. Zugibe, 20,000 shares, all of which are exercisable at $2.55 per share. Such options vest quarterly in equal amounts over three years, commencing with the first quarter of 2002. In addition, during 2001, the Company also granted options to purchase 15,000 shares to Kevin J. Zugibe exercisable at $2.55 per share, all of which vested and are fully exercisable as of December 13, 2001. During 2001, the Company also granted options to purchase 80,000 shares to Brian F. Coleman exercisable at $2.55 per share, all of which vested as of December 13, 2001, and which became exercisable as follows: 39,215 on 12/13/01, 39,215 on 12/13/02 and 1,570 on 12/13/03. In addition, during 2001, the Company also granted options to certain employees to purchase 20,000 shares exercisable at $2.55 per share. Such options vest quarterly in equal amounts over three years, commencing with the first quarter of 2002 (see Note 11 to the Notes of the Consolidated Financial Statements).

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

The 1997 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by the Compensation/Stock Option Committee of the Board of Directors. The committee, within the limitations of the 1997 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the 1997 Plan will expire on June 11, 2007.

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

As of December 31, 2001, the Company had granted options to purchase 1,405,716 shares of Common Stock under the 1997 Plan. During 1998, the Company granted non-qualified options to purchase 40,000, 25,000 and 25,000 shares at an exercise price of $3.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested on August 31, 1998. In addition, during 1998, the Company also granted options to purchase 420,666 shares to certain officers, directors and employees, exercisable at prices ranging from $2.50 to $4.375 per share. During 1999, the Company granted options to purchase 1,000, 1,000 and 1,000 shares at an exercise price of $2.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested and are fully exercisable as of November 3, 2000; November 3, 1999 and November 3, 1999, respectively. In addition, during 1999, the Company also granted options to purchase 153,500 shares to certain officers, directors and employees, exercisable at prices ranging from $1.781 to $2.63 per share. During 2000, the Company granted options to purchase 100,000 shares at an exercise price of $2.375 per share to Kevin J. Zugibe, which options vest at a rate of 50% upon issuance and 50% on the first anniversary date, and which become exercisable as follows: 14,500 on 8/4/00, 27,500 on 11/3/00, 14,500 on 8/4/01, 27,000 on 11/3/01, 14,500 on 8/4/02 and 2,000 on
11/2/02. During 2000, the Company granted options to purchase 37,500 and 62,500 shares at an exercise price of $2.375 per share to Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vest at a rate of 50% upon issuance and 50% on the first anniversary date. In addition, during 2000, the Company also granted options to purchase 269,250 shares to certain officers, directors and employees, exercisable at prices ranging from $2.375 to $2.78 per share. During 2001, the Company granted options to purchase 105,000 shares at an exercise price of $2.375 per share to Kevin J. Zugibe, which options vested and were fully exercisable as of February 7, 2001, as to 60,000 shares, and as of October 23, 2001 as to 45,000 shares. In addition, during 2001, the Company granted options to purchase 131,000 shares to certain directors and employees ranging from $2.375 to $3.08 per share. Such options vested and were fully exercisable as of the date of issuance (see Note 11 to the Notes to the Consolidated Financial Statements).

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 1, 2002 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

                                                Amount and
                                                 Nature of        Percentage of
                                                Beneficial        Common Shares
     Name and Address of Beneficial Owner (1)  Ownership(2)          Owned
     ----------------------------------------  ------------          -----
     Kevin J. Zugibe                                552,228    (3)   10.1%
     Thomas P. Zugibe                               400,628    (4)    7.5%
     Stephen P. Mandracchia                         380,128    (5)    7.2%
     Brian F. Coleman                               147,715    (6)    2.8%
     Vincent P. Abbatecola                           25,000    (7)      *
     Robert L. Burr                                       0   (11)      *
     Dominic J. Monetta                              30,000    (7)      *
     Otto C. Morch                                   20,600    (7)      *
     Harry C. Schell                                 69,000    (8)    1.3%
     Robert M. Zech                                       0             *
     DuPont Chemical and Energy
        Operations, Inc.                            500,000    (9)    9.7%
     Flemings Funds                               4,608,736   (10)   47.2%
     All directors and executive
        officers as a group (10 persons)          1,625,299   (12)   27.0%

* = Less than 1%
----------

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 275 North Middletown Road, Pearl River, New York 10965.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2002. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 1, 2002 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common stock beneficially owned by them.

(3) Includes (i) 40,000 shares which may be purchased at $4.47 per share; (ii) 40,000 shares which may be purchased at $3.00 per share; (iii) 18,000 shares which may be purchased at $3.85 per share; (iv) 1,000 shares which may be purchased at $2.00 per share; (v) 40,000 shares that may be purchased at $2.375 per share; (vi) 55,500 shares which may be purchased at $2.375 per share; (vii) 60,000 shares that may be purchased at $2.375 per share; (viii) 45,000 shares that may be purchased at $2.375 per share; and (ix) 15,000 shares that may be purchased at $2.551 per share under immediately exercisable options. Does not give effect to any voting rights held by Mr. Zugibe as a result of the Company's agreement with the holders of the Series A Preferred Stock as discussed in (11) below.

(4) Includes (i) 25,000 shares which may be purchased at $4.47 per share; (ii) 15,000 shares which may be purchased at $3.85 per share; (iii) 25,000 shares which may be purchased at $3.00 per share; (iv) 1,000 shares which may be purchased at $2.00 per share; (v) 40,000 shares which may be purchased at $2.375 per share; and (vi) 62,500 shares which may be purchased at $2.375 per share under immediately exercisable options.

(5) Includes (i) 25,000 shares which may be purchased at $4.47 per share; (ii) 15,000 shares which may be purchased at $3.50 per share; (iii) 25,000 shares which may be purchased at $3.00 per share; (iv) 40,000 shares which may be purchased at $2.375 per share; and (v) 36,300 shares which may be purchased at $2.375 per share under immediately exercisable options. Does not give effect to any voting rights held by Mr. Mandracchia as a result of the Company's agreement with the holders of the Series A Preferred Stock as discussed in (11) below.

(6) Represents (i) 30,000 shares which may be purchased at $4.06 per share; (ii) 12,000 shares which may be purchased at $3.50 per share; (iii) 25,000 shares which may be purchased at $2.50 per share; (iv) 1,000 shares which may be purchased at $1.78 per share; (v) 37,500 shares which may be purchased at $2.375 per share; and (vi) 80,000 shares which may be purchased at $2.551 per share under immediately exercisable options.

(7) Includes (i) 5,000 shares which may be purchased at $3.00 per share; (ii) 5,000 shares which may be purchased at $2.375 per share; (iii) 5,000 shares which may be purchased at $2.375 per share; and (iv) 5,000 shares which may be purchased at $3.08 per share under immediately exercisable options.

(8) Includes (i) 10,000 shares which may be purchased at $3.00 per share; (ii) 10,000 shares which may be purchased at $2.375 per share; (iii) 10,000 shares which may be purchased at $2.785 per share; and (iv) 10,000 shares which may be purchased at $3.08 per share under immediately exercisable options.

(9) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. ("DCEO") and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(10) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming US Discovery Partners, L.P. and its general partner, Fleming US Discovery Partners LLC, collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership of the Flemings Funds assumes the conversion of Series A Preferred Stock owned by the Flemings Funds (which constitutes all of the outstanding Series A Preferred Stock) to Common Stock at a conversion rate of $2.375 per share. The holders of shares of Series A Preferred Stock vote together with the holders of the Common Stock based upon the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. The Flemings Funds has provided to the Chief Executive Officer and Secretary of the Company a Proxy to vote that number of voting shares held by the Flemings Funds which exceed 29% of the then voting shares. Also includes 10,000 shares which may be purchased at $2.375 per share; 10,000 shares which may be purchased at $2.785 per share; and 10,000 shares which may be purchased at $3.08 per share under immediately exercisable options. Flemings Funds address is c/o JP Morgan Chase & Co., 1221 Avenue of the Americas, 40th Floor, New York, New York 10020, except for Fleming US Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda LTD., 6 Front Street, Hamilton HM11 Bermuda.

(11) Mr. Burr has been appointed a director by the Flemings Funds. The Fleming Funds have not designated a second director for the Company's board. Mr. Burr's share ownership excludes all shares of Common Stock beneficially owned by Flemings Funds.

(12) Includes exercisable options to purchase 869,015 shares of Common Stock owned by the directors and officers as a group. Excludes 4,608,736 shares beneficially owned by the Flemings Funds.

Kevin J. Zugibe, Thomas P. Zugibe and Stephen P. Mandracchia may be deemed to be "parents" of the Company as such term is used under the Securities Act of 1933.

Item 12. Certain Relationships and Related Transactions

In the regular course of its business, the Company purchases refrigerants from and sells refrigerants to DuPont and performs recovery, reclamation, RefrigerantSide(R) Services and other services for DuPont. During the years ended December 31, 2001 and 2000, the Company had sales to DuPont in the amount of $1,124,000 and $976,000, respectively (see "Description of Business" - Strategic Alliance).

On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $3,000,000. The Series A Preferred Stock converts to Common Stock at a rate of $2.375 per share, which was 23% above the closing market price of Common Stock on February 15, 2001. Mr. Burr, a director of the Company, has a consulting agreement with J.P. Morgan Chase & Co. under which he is the lead partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P.

Item 13.  Exhibits and Reports on Form 8-K.
 (a)     Exhibits

3.1      Certificate of Incorporation and Amendment. (1)

3.2      Amendment to Certificate of Incorporation, dated July 20,1994. (1)

3.3      Amendment to Certificate of Incorporation, dated October 26, 1994. (1)

3.4      By-Laws. (1)

3.5      Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (5)

3.6      Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (5)

3.7      Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (5)

3.8      Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (7)

10.1     Lease Agreement between the Company and Ramapo Land Co., Inc. (1)

10.2     1994 Stock Option Plan of the Company. (1) (*)

10.3     Employment Agreement with Kevin J. Zugibe. (1) (*)

10.4     Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)

10.5     Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the Company. (2)

10.6     Loan and  security  agreements  and  warrant  agreements  dated April 29,  1998  between  the Company and CIT  Group/Credit
         Financing Group, Inc. (3)

10.7     Stock  Purchase  Agreement,  Registration  Rights  Agreement and  Stockholders  Agreement  dated March 30, 1999 between the
         Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (4)


10.8     1997 Stock Option Plan of the Company, as amended. (6) (*)

10.9     Stock Purchase Agreements dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and
         Fleming US Discovery Offshore Fund III, L.P. (7)

10.10    First  Amendment to  Registration  Rights  Agreement  dated  February 16, 2001 between the Company and Fleming US Discovery
         Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)

10.11    First  Amendment to  Stockholders  Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III,
         L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)

10.12    Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002.

10.13    First Amendment to Stock Purchase Agreements and Waiver,  between Hudson  Technologies,  Inc. and Fleming US Discovery Fund
         III, L.P., dated March 5, 2002.

10.14    First  Amendment to Stock  Purchase  Agreements  and Waiver,  between  Hudson  Technologies,  Inc. and Fleming US Discovery
         Offshore Fund III, L.P., dated March 5, 2002.

21       Subsidiaries of the Registrant.

23.1     Consent of BDO Seidman, LLP.

         -------------------------

(1)      Incorporated  by reference to the  comparable  exhibit  filed with the Company's  Registration  Statement on Form SB-2 (No.
         33-80279-NY).

(2)      Incorporated by reference to the comparable exhibit filed with the Company Report in Form 8-K dated January 29, 1997.

(3)      Incorporated  by reference to the comparable  exhibit filed with the Company's  Report on Form 10-QSB for the quarter ended
         March 31, 1998.

(4)      Incorporated  by reference to the  comparable  exhibit  filed with the  Company's  Report on Form 10-KSB for the year ended
         December 31, 1998.

(5)      Incorporated  by reference to the comparable  exhibit filed with the Company's  Report on Form 10-QSB for the quarter ended
         June 30, 1999.

(6)      Incorporated  by reference to the  comparable  exhibit  filed with the  Company's  Report on Form 10-KSB for the year ended
         December 31, 1999.

(7)      Incorporated  by reference to the  comparable  exhibit  filed with the  Company's  Report on Form 10-KSB for the year ended
         December 31, 2000.

(*)      Denotes Management Compensation Plan, agreement or arrangement.


(b)      Reports on Form 8-K:

         During the  quarter  ended  December  31,  2001,  no report on Form 8-K was filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:   /s/ Kevin J. Zugibe
      --------------------
      Kevin J. Zugibe, Chairman and Chief Executive Officer

Date: March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                    Title                                    Date
     ---------                                    -----                                    ----

/s/ Kevin J. Zugibe      Chairman of the Board and Chief Executive Officer            March 28, 2002
-------------------      (Principal Executive Officer)
Kevin J. Zugibe

/s/ Brian F. Coleman     President, Chief Operating Officer and Chief Financial       March 28, 2002
--------------------     Officer (Principal Financial and Accounting Officer)
Brian F. Coleman

/s/ Vincent Abbatecola   Director                                                     March 28, 2002
----------------------
Vincent Abbatecola

/s/ Robert L. Burr       Director                                                     March 28, 2002
-----------------
Robert L. Burr

/s/ Dominic J. Monetta   Director                                                     March 28, 2002
----------------------
Dominic J. Monetta

/s/ Otto C. Morch        Director                                                     March 28, 2002
-----------------
Otto C. Morch

/s/ Harry C. Schell      Director                                                     March 28, 2002
-------------------
Harry C. Schell

/s/ Robert M. Zech       Director                                                     March 28, 2002
------------------
Robert M. Zech

                            Hudson Technologies, Inc.
                        Consolidated Financial Statements

                                    Contents
                                    --------

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

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.
Pearl River, New York

      We have  audited the  accompanying  consolidated  balance  sheet of Hudson
Technologies, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                            /s/ BDO Seidman, LLP
    Valhalla, New York
    March 1, 2002

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheet
         (Amounts in thousands, except for share and par value amounts)

                                                               December 31, 2001
                                                               -----------------
Assets
Current assets:
     Cash and cash equivalents                                           $ 1,382
     Trade accounts receivable - net                                       2,745
     Inventories                                                           2,387
     Prepaid expenses and other current assets                               150
                                                                         -------
          Total current assets                                             6,664

Property, plant and equipment, less accumulated depreciation               3,581
Other assets                                                                 123
                                                                         -------
          Total Assets                                                   $10,368
                                                                         =======

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                $ 3,287
    Short-term debt                                                        2,450
                                                                         -------
           Total current liabilities                                       5,737
Long-term debt, less current maturities                                      841
                                                                         -------
           Total Liabilities                                               6,578
                                                                         -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock shares authorized 5,000,000: Series A Convertible
      Preferred  stock, $.01 par value ($100 liquidation  preference value); shares authorized 150,000;
      issued and outstanding 108,745                                     10,875
    Common stock, $0.01 par value; shares authorized 20,000,000;
       issued outstanding 5,156,520                                          52
    Additional paid-in capital                                           20,567
    Accumulated deficit                                                 (27,704)
                                                                        -------
           Total Stockholders' Equity                                     3,790
                                                                          -----

 Total Liabilities and Stockholders' Equity                            $ 10,368
                                                                       ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)

                                                 For the year ended December 31,
                                                 -------------------------------
                                                         2001           2000
                                                         ----           ----
Revenues                                              $20,768        $15,455
Cost of sales                                          14,971         10,397
                                                      -------        -------
Gross Profit                                            5,797          5,058
                                                      -------        -------

Operating expenses:
     Selling and marketing                              2,322          2,126
     General and administrative                         4,475          4,049
     Depreciation and amortization                      1,220          1,290
                                                      -------        -------
          Total operating expenses                      8,017          7,465
                                                      -------        -------

Operating loss                                         (2,220)        (2,407)
                                                      -------        -------

Other income (expense):
     Interest expense                                    (423)          (501)
     Other income                                         230            512

     Gain on sale of assets                                14             --
                                                      -------        -------

          Total other income (expense)                   (179)            11
                                                      -------        -------

Loss before income taxes                               (2,399)        (2,396)

Income taxes                                               --             --
                                                      -------        -------

Net loss                                               (2,399)        (2,396)

Preferred stock dividends                                (723)          (497)
                                                      -------        -------

Available for common shareholders                     $(3,122)       $(2,893)
                                                      =======        =======
Net loss per common share - basic and diluted         $ (0.61)       $ (0.57)
                                                      =======        =======
Weighted average number of shares
  outstanding                                       5,103,733      5,088,570
                                                    =========      =========

        See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Consolidated Statements of Stockholders' Equity

                (Amounts in thousands, except for share amounts)


                                      Preferred Stock         Common Stock       Additional
                                      ---------------         ------------         Paid-in    Accumulated
                                     Shares     Amount      Shares      Amount     Capital      Deficit       Total
                                     ------     ------      ------      ------     -------      -------       -----

Balance at
December 31, 1999                   67,314   $   6,731   5,085,820   $      51   $  21,614    $ (22,909)   $   5,487

Issuance of Common Stock for
services                                --          --       3,000          --           7           --            7
Dividends paid in-kind on
  Series A Preferred Stock           4,881         488          --          --        (488)          --           --
Net Loss                                --          --          --          --          --       (2,396)      (2,396)
                                 ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance at
December 31, 2000                   72,195       7,219   5,088,820          51      21,133      (25,305)       3,098

Issuance of Common Stock upon
exercise of stock options               --          --      67,700           1         150           --          151
Issuance of Series A Preferred
Stock - Net                         30,000       3,000          --          --         (60)          --        2,940
Dividends paid in-kind on
Series A Preferred Stock             6,550         656          --          --        (656)          --           --
Net Loss                                --          --          --          --          --       (2,399)      (2,399)
                                 ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance at
December 31, 2001                  108,745   $  10,875   5,156,520   $      52   $  20,567    $ (27,704)   $   3,790
                                 =========   =========   =========   =========   =========    =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                                 For the year
                                                              ended December 31,
                                                              ------------------
                                                               2001         2000
                                                               ----         ----

Cash flows from operating activities:
Net loss                                                     $(2,399)   $(2,396)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                             1,220      1,290
     Allowance for doubtful accounts                              60         20
     Gain on sale of assets                                      (14)        --
     Common stock issued for services                             --          7
     Changes in assets and liabilities:
        Trade accounts receivable                               (218)      (691)
        Inventories                                             (486)       580
        Prepaid expenses and other current assets                 47          5
        Other assets                                             (17)        13
        Accounts payable and accrued expenses                   (548)       461
        Deferred income                                           (6)       (16)
                                                             -------    -------
          Cash used by operating activities                   (2,361)      (727)
                                                             -------    -------
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment              937         --
Additions to patents                                              (9)        --
Additions to property, plant, and equipment                     (374)      (853)
                                                             -------    -------
          Cash provided (used) by investing activities           554       (853)
                                                             -------    -------
Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                2,940         --
Proceeds from issuance of common stock - net                     151         --
Proceeds of short-term debt - net                                272        234
Proceeds from long-term debt                                      --        529
Repayment of  long-term debt                                  (1,037)      (803)
                                                             -------    -------
          Cash  provided (used) by financing activities        2,326        (40)
                                                             -------    -------
    Increase (decrease) in cash and cash equivalents             519     (1,620)
    Cash and equivalents at beginning of period                  863      2,483
                                                             -------    -------
          Cash and equivalents at end of period              $ 1,382    $   863
                                                             =======    =======

Supplemental disclosure of cash flow information:

     Cash paid during period for interest                    $   423    $   501
Supplemental schedule of non-cash investing
  and financing activities:
      In-kind payment of preferred stock dividends           $   656    $   488


See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Notes to the Consolidated Financial Statements

Note 1-  Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide(R) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company.

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 2001, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2001.

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

During the year ended December 31, 2001, one customer accounted for 15% of the Company's revenues and as of December 31, 2001 there were no related accounts receivable balance from this customer. During the year ended December 31, 2000, one customer accounted for 13% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have an adverse effect on the Company's financial position and results of operations.

During the years ended December 31, 2001 and 2000, the Company had sales to E.I. DuPont de Nemours and Company ("DuPont"), an affiliate, in the amount of $1,124,000 and $976,000, respectively.

Cash and cash equivalents

Temporary investments with original maturities of ninety days or less are included in cash and cash equivalents.

Inventories

Inventories, consisting primarily of reclaimed refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market.

Property, plant, and equipment

Property, plant, and equipment are stated at cost; including internally manufactured equipment. The cost to complete equipment that is under construction is not considered to be material to the Company's financial position. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases. Costs of maintenance and repairs are charged to expense when incurred.

Due to the specialized nature of the Company's business, it is possible that the Company's estimates of equipment useful life periods may change in the future.

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment or passage of title to customers in accordance with contractual terms. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges shipping fees such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock, $723,000 and $497,000 for the years ended December 31, 2001 and 2000, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2001 or 2000.

Estimates and Risks

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the results of operations during the reporting period. Actual results could differ from these estimates.

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

Recent accounting pronouncements

In June 2001, The Financial Accounting Standards Board ("FASB") issued FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFA 142) and No. 143, Accounting for Asset Retirement Obligations (SFAS 143). In addition, in August 2001, FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 141  addresses the use of the purchase  method of accounting  and prohibits
the  use  of  the   pooling-of-interests   method  of  accounting  for  business
combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company will adopt SFAS 141 effective January 1, 2002.

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

SFAS 143 addresses financial reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003.

SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS effective January 1, 2002.

Currently, the Company does not believe that the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a material impact on its financial position and results of operations.

Note 2 - Dispositions

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year 6% interest bearing note in the amount of $380,000. The Company has recognized as income the portion of the proceeds associated with the note receivable upon the receipt of cash. The Company recognized a valuation allowance for 100% of the note receivable. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption, which is included in other income in 2000. Pursuant to an agreement dated January 22, 2002, ESS and the Company agreed to a 16% discount of the outstanding balance on the note receivable. On January 25, 2002, as part of a capital financing completed by ESS, ESS paid the Company $231,951, representing the discounted balance as of that date, as full satisfaction of the note received and as of that date, the Company recognized the proceeds as other income.

Note 3 - Other income

For the year ended December 31, 2001, other income of $230,000 consisted primarily of interest income, lease rental income from the Company's Ft. Lauderdale facility, which was sold on March 22, 2001, and payments received from the note receivable from ESS. On March 22, 2001, the Company sold its Ft. Lauderdale property and, after payment of the then outstanding mortgage and transactional expenses, it received net proceeds of approximately $300,000. The Company recognized a $14,000 gain from the sale of this property. For the year ended December 31, 2000, other income of $512,000 consisted of lease rental income from the Company's Ft. Lauderdale facility, payments received from the note receivable from ESS, including a $188,000 gain from the sale of the balance of the ownership interest in ESS.

Note 4 - Income taxes

During the years ended December 31, 2001 and 2000, there was no income tax expense recognized due to the Company's net losses.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

     Year ended December 31,
      (in percents)                      2001       2000
                                         ----       ----
     Income tax rates
      - Statutory U.S. Federal rate      (34%)      (34%)
      - States, net U.S. benefits         (4%)       (4%)
      - Valuation allowance               38%        38%
                                         ---        ---
     Total                                --%        --%
                                         ===        ===

As of December 31, 2001, the Company has net operating loss carryforwards, ("NOL's") of approximately $25,700,000 expiring 2007 through 2021 for which a 100% valuation allowance has been recognized. Included in the NOL's are NOL's from Refrigerant Reclamation Corporation of America, acquired during 1995 as a subsidiary of the Company, in the amount of approximately $4,488,000, which are subject to annual limitations of approximately $367,000 and expire from 2007 through 2010.

Elements of deferred income tax assets (liabilities) are as follows:

     December 31,
     (in thousands)                         2001
                                            ----
     Deferred tax assets (liabilities)
      - Depreciation & amortization      $    33
      - Reserves for doubtful accounts        57
      - NOL                                9,774
      - Other                                (90)
                                         -------
     Subtotal                              9,774
      - NOL valuation allowance           (9,774)
                                         -------
     Total                               $    --
                                         =======

Note 5- Trade accounts receivable - net

At December 31, 2001, trade accounts receivable are net of reserves for doubtful accounts of $149,000.

Note 6 - Inventories

Inventories consisted of the following:

     December 31,
     (in thousands)                2001
                                 ------
     Refrigerant and cylinders   $2,097
     Packaged refrigerants          290
                                 ------
     Total                       $2,387
                                 ======

Note 7 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

     December 31,
     (in thousands)                              2001
                                               ------
     Property, plant, & equipment
      - Equipment                              $6,943
      - Equipment under capital lease             276
      - Vehicles                                1,275
      - Furniture & fixtures                      185
      - Leasehold improvements                    542
      - Equipment under construction              161
                                               ------
     Subtotal                                   9,382
     Accumulated depreciation & amortization    5,801
                                               ------
      Total                                    $3,581
                                               ======

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

     December 31,
     (in thousands)                    2001
                                    -------
     Short-term & long-term debt
     Short-term debt:
      - Bank credit line            $ 2,006
      - Long-term debt: current         444
                                    -------
     Subtotal                         2,450
                                    -------
     Long-term debt:
      - Bank credit line                680
      - Capital lease obligations       135
      - Vehicle loans                   470
      - Less: current maturities       (444)
                                    -------
     Subtotal                           841
                                    -------
     Total                          $ 3,291
                                    =======


Bank credit line

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT"), which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April
2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 2001, the Company had availability under its revolving line of credit of approximately $256,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan of up to an additional $1,000,000 are based on future capital expenditures. As of December 31, 2001, the Company has approximately $489,000 outstanding under its term loans and $2,006,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, 6.25% at December 31, 2001, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

During 2000, the Company entered into a separate term loan with an affiliate of CIT. The term loan is secured by a specific asset and bears interest at a rate of 10% per annum. At December 31, 2001 the outstanding balance was $191,000 and is payable in equal monthly installments of $2,850 with a final payment of $131,419 due in June 2005.

Vehicle Loans

During 1999, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's on-site services. The loans are payable in 60 monthly payments through October 2004 and bear interest at 9.0% through 9.98%.

Scheduled maturities of the Company's debts and capital lease obligations are as follows:

     Debts and capital lease obligations
     Years ended December 31,                Amount
     ------------------------                ------
     (in thousands)
      - 2002                                 $2,450
      - 2003                                    453
      - 2004                                    249
      - 2005                                    139
     -------                                 ------
     Total                                   $3,291
                                             ======

The Company rents certain equipment with a net book value of about $173,000 for leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

     Scheduled capital lease obligation payments
     Years ended December 31,               Amount
     ------------------------               ------
     (in thousands)
      - 2002                                  $ 67
      - 2003                                    52
      - 2004                                    16
     -------                                  ----
     Total                                    $135
                                              ====

Average short-term debt for the year ended December 31, 2001 totaled $2,311,000 with a weighted average interest rate of approximately 8.4%.

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

(iii) On April 28, 1998, in connection with the loan agreements with CIT, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share. The value of the warrants were not deemed to be material and expire on April 29, 2003. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On September 30, 2000, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock. During the year ended December 31, 2001, the Company issued an aggregate of 6,550 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

Note 10 - Commitments and contingencies

Rents, operating leases and contingent income

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through December 31, 2005.

Properties

     Location                         Annual Rent    Lease Expiration Date
     --------                         -----------    ---------------------
     Baltimore, Maryland                $26,064              8/2002
     Baton Rouge, Louisiana             $18,000              7/2002
     Charlotte, North Carolina          $42,000          Month to Month
     Chicago, Illinois                  $24,140              8/2002
     Fremont, New Hampshire             $ 7,200              6/2002
     Fort Myers, Florida                $57,240              7/2002
     Hillburn, New York                 $98,440              5/2004
     Houston, Texas                     $27,030              6/2003
     Norfolk, VA                        $16,200              9/2002
     Pearl River, New York              $95,000          Month to Month
     Plainview, New York                $17,280              7/2002
     Punta Gorda, Florida               $76,000              12/2003
     Rantoul, Illinois                  $78,000              9/2002
     Salem, New Hampshire               $19,500              4/2004
     Seattle, Washington                $18,450              3/2004

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the years ended December 31, 2001 and 2000 totaled approximately $837,000 and $790,000, respectively.

Future commitments under operating leases, are summarized as follows:

     Rent expense
     Years ended December 31,    Amount
     ------------------------    ------
     (in thousands)
      - 2002                       $700
      - 2003                        237
      - 2004                         56
      - 2005                          2
     -------                       ----
     Total                         $995
                                   ====

Legal Proceedings

In June 1998, United Water of New York Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the prior contamination of certain of United's wells within close proximity to the Company's Hillburn, New York facility.

On April 1, 1999, the Company reported an accidental release at the Company's Hillburn, New York facility of approximately 7,800 lbs. of trichlorofluormenthane ("R-11"). Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system at the Company's facility to remove R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation system was $100,000.

In July 1999, United amended its complaint in the Rockland County action to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 R-11 release.

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has agreed to make monthly payments in the amount of $5,000 for a minimum of 18 months, and up to a maximum of 42 months following the settlement. The proceeds of the settlement were used to fund the construction by United of a new remediation tower. The purpose of the monthly payments is to defray United's cost associated with the continuation of remedial measures implemented by United. The remediation tower was completed in March 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence. In connection with the settlement with United, the Company exhausted all insurance proceeds available for the United occurrence.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field. Under the Order on Consent, the Company agreed to continue operating the remediation system installed by the Company at its Hillburn facility in May 1999 until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company has installed one additional monitoring well and has modified the Company's existing remediation system to incorporate a second recovery well. During the year ended December 31, 2001, the Company recognized $260,000 in additional remediation costs in connection with this matter.

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period. To date, no final decision has been made by the EPA regarding the proposed listing.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's well system. During February 2002, while the levels were below New York State drinking water standards of 5 ppb, the Village of Suffern expressed concern over the possibility of R-11 reaching its well system and has advised the Company that it is investigating available options to protect its well system. The Company is working with the Village of Suffern, and all applicable governmental agencies to insure against any contamination of Suffern's wells and its water supply. There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There is also no assurance that the Company's opposition to the EPA's listing will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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


     Years ended December 31,          2001        2000
     Assumptions                       ----        ----
     -----------
        Dividend Yield                   0%          0%
        Risk free interest rate        4.4%        5.9%
        Expected volatility             60%         60%
        Expected lives                    5           5

Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


     Years  ended  December  31,
     Pro forma  results                                  2001         2000
     ------------------                             ---------    ---------
     (In thousands, except per share  amounts)
     Net loss  available for common shareholders:
        As reported                                 $  (3,122)   $  (2,893)
        Pro forma                                   $  (3,569)   $  (3,791)
     Loss per common share-basic and diluted:
        As reported                                 $    (.61)   $    (.57)
        Pro forma                                   $    (.70)   $    (.75)


A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000 and changes for the years ending on those dates is presented below:

                                                     Weighted Average
     Stock Option Plan Grants               Shares    Exercise Price
     ------------------------            ---------    --------------

     Outstanding at December 31, 1999    1,034,532         $4.37
     --------------------------------
     o  Granted                            589,250         $2.41
     o  Forfeited                          (25,700)        $7.17
                                            ------
     Outstanding at December 31, 2000    1,598,082         $3.60
     --------------------------------
     o Granted                             456,000         $2.52
     o Forfeited                          (112,700)        $4.19
     o Exercised                           (67,700)        $2.23
                                           -------
     Outstanding at December 31, 2001    1,873,682         $3.35
     --------------------------------    =========

Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 2001 and 2000 is shown below:

                Options Exercisable

                                        Year ended     Year ended
                                      December 31,   December 31,
                                              2001           2000
                                      ------------   ------------

     Options exercisable at year-end     1,656,397      1,385,582
                                         ---------      ---------

     Weighted average exercise price         $3.42          $3.64
                                         ---------      ---------

     Weighted average fair value of
     options granted during the year         $2.63          $1.13
                                         ---------      ---------


                    Options Exercisable at December 31, 2001

                                    Weighted-average
     Range          Number            Exercise
     of Prices      Outstanding         Price
     ---------      -----------        ------
     $1 to $4         1,388,765        $ 2.74
     $4 to $8           151,966        $ 4.30
     $8 to $12          115,666        $10.47
                      ---------
     $1 to $12        1,656,397        $ 3.42
                      =========

The following table summarizes information about stock options outstanding at December 31, 2001:

                    Options Outstanding At December 31, 2001

                               Weighted-average    Weighted-
                                      Remaining      average
     Range of         Number        Contractual     Exercise
     Prices      Outstanding               Life        Price
     ------      -----------               ----        -----
     $1 to $4      1,600,050         3.55 years       $ 2.72
     $4 to $8        151,966         1.12 years       $ 4.30
     $8 to $12       121,666         4.95 years       $10.47
                 -----------
     $1 to $12     1,873,682         3.45 years       $ 3.35
                 ===========

During the initial phase-in period of SFAS 123 , the effects on the pro-forma results are not likely to be representative of the effects on pro-forma results in future years since options vest over several years and additional awards could be made each year.