Form 10QSB
period 2002-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2002-05-10
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                   ----------

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common stock, $0.01 par value                   5,161,020 shares
   -----------------------------                   ----------------
              Class                                Outstanding at April 22, 2002

================================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.      Financial Information                                        Page Number
                                                                          -----------
             Item 1  - Consolidated Balance Sheets                              3
                     - Consolidated Statements of Operations                    4
                     - Consolidated Statements of Cash Flows                    5
                     - Notes to the Consolidated Financial Statements           6
             Item 2  - Management's Discussion and Analysis of                 10
                          Financial Condition and Results of Operations

Part II.     Other Information

             Item 1  - Legal Proceedings                                       15
             Item 2  - Changes in Securities and Use of Proceeds               16
             Item 6  - Exhibits and Reports on Form 8-K                        16

Signatures                                                                     17

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                  March 31,  December 31,
                                                                       2002          2001
                                                                       ----          ----
Assets                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                     $  1,081      $  1,382
     Trade accounts receivable - net of allowance for doubtful
         accounts of $187 and $149                                    3,778         2,745
     Inventories                                                      2,371         2,387
     Prepaid expenses and other current assets                           78           150
                                                                   --------      --------
          Total current assets                                        7,308         6,664

Property, plant and equipment, less accumulated depreciation          3,318         3,581
Other assets                                                            122           123
                                                                   --------      --------
          Total Assets                                             $ 10,748      $ 10,368
                                                                   ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                          $  4,538      $  3,287
    Short-term debt                                                   2,183         2,450
                                                                   --------      --------
           Total current liabilities                                  6,721         5,737
Long-term debt, less current maturities                                 675           841
                                                                   --------      --------
           Total Liabilities                                          7,396         6,578
                                                                   --------      --------

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, shares authorized 5,000,000:
      Series A Convertible Preferred Stock, $0.01 par value
      ($100 liquidation preference value); shares authorized
      150,000; issued and outstanding 112,618 and 108,745            11,261        10,875
    Common Stock, $0.01 par value; shares authorized
       20,000,000; issued outstanding 5,161,020 and 5,156,520            52            52
    Additional paid-in capital                                       20,191        20,567

    Accumulated deficit                                             (28,152)      (27,704)
                                                                   --------      --------
           Total Stockholders' Equity                                 3,352         3,790
                                                                   --------      --------

Total Liabilities and Stockholders' Equity                         $ 10,748      $ 10,368
                                                                   ========      ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                        Three month period
                                                          ended March 31,
                                                          ---------------
                                                       2002             2001
                                                       ----             ----

Revenues                                           $     6,111      $     5,030
Cost of Sales                                            4,681            3,868
                                                   -----------      -----------
Gross Profit                                             1,430            1,162
                                                   -----------      -----------

Operating expenses:
     Selling and marketing                                 672              558
     General and administrative                          1,065            1,040
     Depreciation and amortization                         285              307
                                                   -----------      -----------
          Total operating expenses                       2,022            1,905
                                                   -----------      -----------

Operating loss                                            (592)            (743)
                                                   -----------      -----------
Other income (expense):
     Interest expense                                      (97)            (125)
     Other income                                          241               83
     Gain on sale of assets                                 --               14
                                                   -----------      -----------

        Total other income (expense)                       144              (28)
                                                   -----------      -----------
Loss before income taxes                                  (448)            (771)

Income taxes                                                --               --
                                                   -----------      -----------

Net loss                                                  (448)            (771)

Preferred stock dividends                                 (197)            (159)
                                                   -----------      -----------

Available for common shareholders                  $      (645)     $      (930)
                                                   ===========      ===========

Net loss per common share - basic and diluted      $     (0.13)     $     (0.18)
                                                   ===========      ===========
Weighted average number of shares outstanding        5,156,895        5,088,820
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

                                                             Three month period
                                                               ended March 31,
                                                               ---------------
                                                               2002       2001
                                                               ----       ----
Cash flows from operating activities:
Net loss                                                     $  (448)   $  (771)
Adjustments to reconcile net loss
   to cash provided (used) by operating activities:
     Depreciation and amortization                               285        307
     Allowance for doubtful accounts                              36          7
     Gain on sale of assets                                       --        (14)
     Changes in assets and liabilities:
        Trade accounts receivable                             (1,069)    (1,011)
        Inventories                                               16        (59)
        Prepaid expenses and other current assets                 72        (13)
        Other assets                                               1          3
        Accounts payable and accrued expenses                  1,251       (604)
        Deferred income                                           --         (3)
                                                             -------    -------
          Cash provided (used) by operating activities           144     (2,158)
                                                             -------    -------

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment              203        938
Additions to property, plant, and equipment                     (225)      (144)
                                                             -------    -------
          Cash provided (used) by investing activities           (22)       794
                                                             -------    -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                   --      2,940
Proceeds from issuance of common stock - net                      10         --
Proceeds from (repayment of) short-term debt - net              (285)       921
Proceeds from long-term debt                                     151         --
Repayment of long-term debt                                     (299)      (743)
                                                             -------    -------
          Cash provided (used) by financing activities          (423)     3,118
                                                             -------    -------

     Increase (decrease) in cash and cash equivalents           (301)     1,754
     Cash and cash equivalents at beginning of period          1,382        863
                                                             -------    -------
          Cash and cash equivalents at end of period         $ 1,081    $ 2,617
                                                             =======    =======
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                    $    97    $   125

Supplemental schedule of non-cash investing and financing activities:

     In-kind payment of preferred stock dividends            $   387    $   257

See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                 Notes to the Consolidated Financial Statements

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

Note 1- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 2002 and December 31, 2001, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2002 and December 31, 2001.

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

During the quarter ended March 31, 2002, one customer accounted for 14% of the Company's revenues. During the quarter ended March 31, 2001, three customers accounted for 18%, 13% and 12% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have an adverse effect on the Company's financial position and results of operations.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock of $197,000 and $159,000 for the three month periods ended March 31, 2002 and 2001, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock), utilizing the treasury stock method, are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2002 or 2001.

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

The Company is subject to various legal proceedings. The Company assesses the merit and potential liability associated with each of these proceedings. In addition, the Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities which would have a material adverse affect on operating results and its financial position.

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

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses financial reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003. Currently, the Company does not believe that the adoption of SFAS 143 will have a material impact on its financial position and results of operations.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2002, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 3,873 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

Note 3 - Dispositions

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions, Inc. ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year 6% interest bearing note in the amount of $380,000. The Company has recognized as income the portion of the proceeds associated with the note receivable upon the receipt of cash. The Company recognized a valuation allowance for

100% of the note receivable. Subsequent to March 19, 1999, in two separate transactions, ESS redeemed the balance of the Company's stock ownership in ESS and the proceeds from the redemptions, were included in other income. Pursuant to an agreement dated January 22, 2002, ESS and the Company agreed to a 16% discount of the outstanding balance on the note receivable. On January 25, 2002, as part of a capital financing completed by ESS, ESS paid the Company $231,951, representing the discounted balance as of that date, as full satisfaction of the note receivable and as of that date, the Company recognized the proceeds as other income.

Note 4 - Other Income

For the three months ended March 31, 2002, other income of $241,000 consisted primarily of the prepayment of the remaining balance of the note receivable from ESS and, to a lesser extent interest income. For the three months ended March 31, 2001, other income of $83,000 consisted primarily of interest income, lease rental income from the Company's Ft. Lauderdale facility, which was sold on March 22, 2001, and payments received from the note receivable from ESS.

                   Hudson Technologies, Inc. and subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventories, asset impairments, income taxes, commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies set forth in Note 1 to the Notes to the Consolidated Financial Statements are those policies that are most important to the presentation of its financial statements and such policies may require subjective and complex judgments on the part of management (see Note 1 to the Notes to the Consolidated Financial Statements).

Overview

Over the past few years, the Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. Pursuant to this change in business focus, the Company has created a network of service depots and has exited certain operations which may not support the growth of service revenues.

During 1999 and 2001 the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were and are being used to expand the Company's service offering through a network of service depots that provide a full range of the Company's RefrigerantSide(R) Services and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, while the Company believes it will experience an increase in revenues from its RefrigerantSide(R) Services, in the short term, such an increase may not be sufficient to offset reductions in refrigerant revenue which may occur as a result of the Company's shift in its business focus toward RefrigerantSide(R) Services. The Company expects that it will incur additional expenses and losses during the year ended December 31, 2002 related to the continued development of its depot network.

Sales of refrigerants continue to represent a significant portion of the Company's revenues and, in the short term, the Company has experienced an increase in refrigerant sales. Most of the Company's refrigerant sales are Chlorofluorocarbon ("CFC") based refrigerants, which are no longer manufactured. To the extent that the Company is unable to source CFC based refrigerants the Company's financial condition and results of operations would be materially adversely affected. The Company believes that, in the refrigeration industry overall, there will be a trend towards lower sales prices, volumes and gross profit margins on refrigerant sales in the foreseeable future, which will result in an adverse effect on the Company's operating results.

The change in the Company's business focus towards revenues generated from RefrigerantSide(R) Services may cause a material reduction in revenues derived from the sale of refrigerants. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and possible loss of revenues which would have a material adverse effect on its operating results.

Results of Operations

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001

Revenues for the three months ended March 31, 2002 were $6,111,000, an increase of $1,081,000 or 21% from the $5,030,000 reported during the comparable 2001 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a reduction in RefrigerantSide(R) Services revenues. The increase in refrigerant revenues is related to an increase in the volume of refrigerants sold as compared to the 2001 period. The reduction in RefrigerantSide(R) Service revenues was primarily due to a reduction in revenues generated from the marine market as a result of the September 11, 2001 terrorist attacks. The Company expects that the trend of lower revenues from this market will continue for the foreseeable future.

Cost of sales for the three months ended March 31, 2002 were $4,681,000, an increase of $813,000 or 21% from the $3,868,000 reported during the comparable 2001 period. The increase in cost of sales was primarily due to a higher volume of refrigerant sales. As a percentage of sales, cost of sales were 77% of revenues for the three month period ended March 31, 2002, as compared to the 77% reported for the comparable 2001 period. Cost of sales as a percentage of revenues remained constant primarily as a result of a reduction in payroll and supplies cost associated with the RefrigerantSide(R) Service revenues offset by the increase in refrigerant costs due to an increase in the volume of refrigerant sales.

Operating expenses for the three months ended March 31, 2002 were $2,022,000, an increase of $117,000 or 6% from the $1,905,000 reported during the comparable 2001 period. The increase was primarily attributable to an increase in selling expenses associated with the expansion of the Company's RefrigerantSide(R) Service offering.

Other income (expense) for the three months ended March 31, 2002 was $144,000, as compared to the ($28,000) reported during the comparable 2001 period. Other income (expense) includes interest expense of $97,000 and $125,000 for 2002 and 2001, respectively, offset by other income of $241,000 and $97,000 for 2002 and 2001, respectively. The decrease in interest expense is primarily attributed to a decrease in outstanding indebtedness during 2002 as compared to 2001. Other income primarily relates to proceeds from the prepayment of the note receivable from Environmental Support Solutions, Inc. ("ESS").

No income taxes for the three months ended March 31, 2002 and 2001 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2002 and 2001 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the three months ended March 31, 2002 was $448,000, a reduction of $323,000 or 42% from the net loss of $771,000 reported during the comparable 2001 period. The reduction in the net loss for the 2002 period as compared to 2001 was primarily attributable to a higher volume of refrigerant revenues, and the corresponding increase in gross profit and the non-recurring gain from the prepayment of the note receivable from ESS.

Liquidity and Capital Resources

At March 31, 2002, the Company had working capital of approximately $587,000, a decrease of $340,000 from the working capital of $927,000 at December 31, 2001. The decrease in working capital is primarily attributable to the net loss incurred during the quarter ended March 31, 2002. A principal component of current assets is inventory. At March 31, 2002, the Company had inventories of $2,371,000, a decrease of $16,000 or 1% from the $2,387,000 at December 31,
2001. The changes in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (see "Seasonality and Fluctuations in Operating Results"). The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank borrowings. In recent years the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. There can be no assurances that the Company will be successful in reducing its operating losses in which case, the Company will be required to seek to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings. Based on the current investment environment there can be no assurances that the Company would be successful in raising additional capital. The inability to raise additional capital could have a material adverse effect on the Company.

Net cash provided by operating activities for the three months ended March 31, 2002, was $144,000 compared with net cash used by operating activities of $2,158,000 for the comparable 2001 period. Net cash provided by operating activities was primarily attributable to an increase in accounts payable and accrued expenses offset by the net loss for the 2002 period and an increase in trade receivables.

Net cash used by investing activities for the three months ended March 31, 2002, was $22,000 compared with net cash provided by investing activities of $794,000 for the comparable 2001 period. The net cash used by investing activities was due to equipment additions primarily associated with the expansion of the Company's service depot network.

Net cash used by financing activities for the three months ended March 31, 2002, was $423,000 compared with net cash provided by financing activities of $3,118,000 for the comparable 2001 period. The net cash used by financing activities for the 2002 period primarily consisted of the repayment of debt.

At March 31, 2002, the Company had cash and equivalents of $1,081,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R) Service offering. The Company estimates that its 2002 capital expenditures may range from $300,000 to $700,000.

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

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT") which provides for borrowings by the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April 2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of March 31, 2002, the Company had availability under its revolving line of credit of approximately $1,031,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of March 31, 2002, the Company has approximately $442,000 outstanding under its term loans and $1,722,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, (6.5% at March 31, 2002), and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the loan agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

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

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and the Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Series A Preferred Stock carries a dividend rate of 7%, which increases to 16% if the stock is still outstanding on March 31, 2004. The conversion rate of the Series A Preferred Stock is subject to certain antidilution provisions. The Company has used and will use the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(R) Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2002, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 3,873 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and the availability of funds under its credit facility, will be sufficient to satisfy the Company's working capital requirements and proposed expansion of its service business for the foreseeable future. However, any unanticipated expenses including but not limited to an increase in the cost of refrigerants purchased by the Company or an unanticipated increase in operating expenses or failure to obtain revenues expected to be generated from the Company's service depots and/or refrigerant revenues or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. There can be no assurances that the Company can obtain any required capital and its ability to do so could have a material adverse affect on the Company.

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

During the quarter ended March 31, 2002, one customer accounted for 14% of the Company's revenues. During the quarter ended March 31, 2001, three customers accounted for 18%, 13% and 12% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 1998, United Water of New York Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of the prior contamination of certain of United's wells within close proximity to the Company's Hillburn, New York facility. The Company leases the Hillburn facility from Ramapo Land Company pursuant to a lease that expires in May 2004.

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has been making monthly payments in the amount of $5,000, which payments will continue for up to a maximum of 42 months following the settlement. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United and that have successfully contained the spread of R-11. The remediation tower was completed in March 2001 and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement exhausted all insurance proceeds available under all applicable policies.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field. Under the Order on Consent, the Company agreed to continue operating the remediation system installed by the Company at its Hillburn facility in May 1999 until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company has installed one additional monitoring well and has modified the Company's existing remediation system to incorporate a second recovery well. During the year ended December 31, 2001, the Company incurred $260,000 in additional remediation costs in connection with this matter.

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. Hudson submitted opposition to the listing within the sixty-day comment period. To date, no final decision has been made by the EPA regarding the proposed listing.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's well system. In February 2002, the levels in that well peaked at 2.8 ppb, below the New York State Drinking Water Standard of 5 ppb. During February 2002, the Village of Suffern expressed concern over the possibility of R-11 reaching its well system and has advised that it is investigating available options to protect its well system, and will look to the Company to reimburse the Village for any costs it may incur as a result. The Company is working with the Village of Suffern and all applicable governmental agencies to prevent contamination of Suffern's wells and its water supply.

In March 2002, the Company agreed to extend the statute of limitations applicable to any claims that may be available to Ramapo Land Company arising out of the April 1, 1999 incident for an additional one year. To date, no claims against the Company have been asserted or threatened by Ramapo Land Company.

There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's opposition to the EPA's listing of the Company's Hillburn facility on the NPL will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that Ramapo Land Company will not assert any claim against the Company, or that any such claim will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2002, the Company granted options to purchase 40,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. On March 30, 2002, the Company issued a total of 3,873 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends then due. With respect to these grants and issuances, the Company relied on the exemption from registration provided by
Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and/or Section 2(a) (3) of the Act.

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are attached to this report:

            None

      (b) No report on Form 8-K was filed during the quarter ended March 31, 2002.

      SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        HUDSON TECHNOLOGIES, INC.


                                        By: /s/ Kevin J. Zugibe     May 10, 2002
                                            ------------------------------------
                                                Kevin J. Zugibe         Date
                                                Chairman and
                                                Chief Executive Officer


                                        By: /s/ Brian F. Coleman    May 10, 2002
                                            ------------------------------------
                                                Brian F. Coleman        Date
                                                President and
                                                Chief Operating Officer