Form 10QSB
period 2002-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2002-08-13
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

      Common stock, $0.01 par value                       5,165,020 shares
                 Class                              Outstanding at July 22, 2002

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

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                 June 30,    December 31,
                                                                     2002            2001
                                                                     ----            ----
Assets                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                     $    862        $  1,382
   Trade accounts receivable - net of allowance for doubtful
     accounts of $224 and $149                                      4,409           2,745
   Inventories                                                      2,393           2,387
   Prepaid expenses and other current assets                          511             150
                                                                 --------        --------
      Total current assets                                          8,175           6,664

Property, plant and equipment, less accumulated depreciation        3,055           3,581
Other assets                                                          119             123
                                                                 --------        --------
      Total Assets                                               $ 11,349        $ 10,368
                                                                 ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                         $  4,053        $  3,287
   Short-term debt                                                  3,360           2,450
                                                                 --------        --------
      Total current liabilities                                     7,413           5,737
Long-term debt, less current maturities                               442             841
                                                                 --------        --------
      Total Liabilities                                             7,855           6,578
                                                                 --------        --------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, shares authorized 5,000,000:
   Series A Convertible Preferred Stock, $0.01 par value
   ($100 liquidation preference value); shares authorized
   150,000; issued and outstanding 112,618 and 108,745             11,261          10,875
Common Stock, $0.01 par value; shares authorized
   20,000,000; issued outstanding 5,165,020 and 5,156,520              52              52
Additional paid-in capital                                         20,200          20,567
Accumulated deficit                                               (28,019)        (27,704)
                                                                 --------        --------
      Total Stockholders' Equity                                    3,494           3,790
                                                                 --------        --------

Total Liabilities and Stockholders' Equity                       $ 11,349        $ 10,368
                                                                 ========        ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                                Three month period                Six month period
                                                                   ended June 30,                  ended June 30,
                                                                   --------------                  --------------
                                                                  2002             2001             2002             2001
                                                                  ----             ----             ----             ----
Revenues                                                   $     6,769      $     6,867      $    12,880      $    11,897
Cost of Sales                                                    4,655            4,582            9,335            8,450
                                                           -----------      -----------      -----------      -----------
Gross Profit                                                     2,114            2,285            3,545            3,447
                                                           -----------      -----------      -----------      -----------

Operating expenses:
     Selling and marketing                                         602              572            1,274            1,130
     General and administrative                                  1,036            1,105            2,101            2,145
     Depreciation and amortization                                 286              309              571              616
                                                           -----------      -----------      -----------      -----------
          Total operating expenses                               1,924            1,986            3,946            3,891
                                                           -----------      -----------      -----------      -----------

Operating income (loss)                                            190              299             (401)            (444)
                                                           -----------      -----------      -----------      -----------

Other income (expense):
     Interest expense                                              (87)            (126)            (185)            (251)
     Other income                                                    5               44              246              127
     Gain on sale of assets                                         25               --               25               14
                                                           -----------      -----------      -----------      -----------
        Total other income (expense)                               (57)             (82)              86             (110)
                                                           -----------      -----------      -----------      -----------

Income (loss) before income taxes                                  133              217             (315)            (554)

Income taxes                                                        --               --               --               --
                                                           -----------      -----------      -----------      -----------

Net income (loss)                                                  133              217             (315)            (554)

Preferred stock dividends                                         (197)            (187)            (394)            (346)
                                                           -----------      -----------      -----------      -----------

Available for common shareholders                          $       (64)     $        30      $      (709)     $      (900)
                                                           ===========      ===========      ===========      ===========
------------------------------------------------------
Net income (loss) per common share - basic and diluted     $     (0.01)     $      0.01      $     (0.14)     $     (0.18)
                                                           ===========      ===========      ===========      ===========
Weighted average number of shares outstanding                5,162,353        5,097,153        5,157,228        5,092,987
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

                                                                             Six month period
                                                                              ended June 30,
                                                                              --------------
                                                                              2002         2001
                                                                              ----         ----
Cash flows from operating activities:
Net loss                                                                  $  (315)     $  (554)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                                            571          616
     Allowance for doubtful accounts                                           72           55
     Gain on sale of assets                                                   (25)         (14)
     Changes in assets and liabilities:
        Trade accounts receivable                                          (1,736)      (1,476)
        Inventories                                                            (6)         226
        Prepaid expenses and other current assets                            (361)        (320)
        Other assets                                                           --          (16)
        Accounts payable and accrued expenses                                 766         (325)
        Deferred income                                                        --           (6)
                                                                          -------      -------
          Cash used by operating activities                                (1,034)      (1,814)
                                                                          -------      -------

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                           244          938
Additions to property, plant, and equipment                                  (261)        (217)
                                                                          -------      -------
          Cash provided (used) by investing activities                        (17)         721
                                                                          -------      -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                                --        2,958
Proceeds from issuance of common stock - net                                   20           --
Proceeds from short-term debt - net                                           745           53
Proceeds from long-term debt                                                  175           --
Repayment of long-term debt                                                  (409)        (848)
                                                                          -------      -------
          Cash provided by financing activities                               531        2,163
                                                                          -------      -------

     Increase (decrease) in cash and cash equivalents                        (520)       1,070
     Cash and cash equivalents at beginning of period                       1,382          863
                                                                          -------      -------
          Cash and cash equivalents at end of period                      $   862      $ 1,933
                                                                          =======      =======

-------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                 $   184      $   251

Supplemental schedule of non-cash investing and financing activities:
     In-kind payment of preferred stock dividends                         $   387      $   281

See accompanying Notes to the Consolidated Financial Statements

                   Hudson Technologies, Inc. and subsidiaries
                 Notes to the Consolidated Financial Statements

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide(R) Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly-owned subsidiary Hudson Technologies Company.

Note 1- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2001. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 2002 and December 31, 2001, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2002 and December 31, 2001.

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

During the six months ended June 30, 2002, one customer accounted for 12% of the Company's revenues. During the six months ended June 30, 2001, one customer accounted for 23% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have an adverse effect on the Company's financial position and results of operations.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock of $394,000 and $346,000 for the six month periods ended June 30, 2002 and 2001, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock), utilizing the treasury stock method, are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2002 or 2001.

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

In April 2002, the FASB issued FASB statement No. 145 (SFAS 145), which rescinds FASB statements No. 4, 44 and 64 and amends FASB statement No. 13. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

The Company will adopt SFAS 143 and SFAS 145 effective January 1, 2003. Currently, the Company does not believe that the adoption of SFAS 143 and SFAS 145 will have a material impact on its financial position and results of operations.

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

Note 4 - Other Income

For the six months ended June 30, 2002, other income of $246,000 consisted primarily of the prepayment of the remaining balance of the note receivable from ESS and, to a lesser extent interest income. For the six months ended June 30, 2001, other income of $127,000 consisted primarily of interest income, lease rental income from the Company's Ft. Lauderdale facility, which was sold on March 22, 2001, and payments received from the note receivable from ESS.

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

Overview

Over the past few years, the Company has changed its business focus from sales of refrigerants towards service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. Pursuant to this change in business focus, the Company has created a network of service depots.

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

Results of Operations

Three months ended June 30, 2002 as compared to the three months ended June 30, 2001

Revenues for the three months ended June 30, 2002 were $6,769,000, a decrease of $98,000 or 1% from the $6,867,000 reported during the comparable 2001 period. The decrease in revenues was primarily attributable to a reduction in RefrigerantSide(R) Services revenues generated from the Company's depot network.

Cost of sales for the three months ended June 30, 2002 were $4,655,000, an increase of $73,000 or 2% from the $4,582,000 reported during the comparable 2001 period. The increase in cost of sales was primarily due to a higher cost of refrigerants purchased by the Company for resale offset by a reduction in payroll and supply costs of the Company's RefrigerantSide(R) Services. As a percentage of sales, cost of sales were 69% of revenues for the three month period ended June 30, 2002, as compared to the 67% reported for the comparable 2001 period. Cost of sales as a percentage of revenues increased primarily as a result of increase in cost of refrigerants offset by a reduction in payroll and supplies cost associated with the RefrigerantSide(R) Service revenues.

Operating expenses for the three months ended June 30, 2002 were $1,924,000, a decrease of $62,000 or 3% from the $1,986,000 reported during the comparable 2001 period. The decrease was primarily attributable to a decrease in various operating expenses offset by an increase in selling expenses associated with the expansion of the Company's RefrigerantSide(R) Service offering.

Other income (expense) for the three months ended June 30, 2002 was ($57,000), as compared to the ($82,000) reported during the comparable 2001 period. Other income (expense) includes interest expense of $87,000 and $126,000 for the 2002 and 2001 periods, respectively, offset by other income of $30,000 and $44,000 for the 2002 and 2001 periods, respectively. The decrease in interest expense is primarily attributed to a decrease in the interest rate on the outstanding indebtedness during 2002 as compared to 2001.

No income taxes for the three months ended June 30, 2002 and 2001 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2002 and 2001 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the three months ended June 30, 2002 was $133,000, a reduction of $84,000 from the net income of $217,000 reported during the comparable 2001 period. The reduction in the net income for the 2002 period as compared to 2001 was primarily attributable to lower gross profit margins on refrigerant revenues, offset in part by a reduction in operating expenses.

Six months ended June 30, 2002 as compared to the six months ended June 30, 2001

Revenues for the six months ended June 30, 2002 were $12,880,000, an increase of $983,000 or 8% from the $11,897,000 reported during the comparable 2001 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a reduction in RefrigerantSide(R) Services revenues. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants as compared to the 2001 period. The reduction in RefrigerantSide(R) Service revenues was primarily due to a reduction in revenues generated from the Company's depot network.

Cost of sales for the six months ended June 30, 2002 was $9,335,000, an increase of $885,000 or 10% from the $8,450,000 reported during the comparable 2001 period. The increase in cost of sales was primarily due to higher volume and costs of refrigerants purchased by the Company for resale. As a percentage of sales, cost of sales was 72% of revenues for the six-month period ended June 30, 2002, an increase from the 71% reported for the comparable 2001 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the volume and cost of refrigerant sales and associated freight costs offset by a reduction in payroll and supply costs associated with the RefrigerantSide(R) Service revenues.

Operating expenses for the six months ended June 30, 2002 were $3,946,000, an increase of $55,000 or 1% from the $3,891,000 reported during the comparable 2001 period. The increase was primarily attributable to an increase in selling expense associated with the expansion of the Company's RefrigerantSide(R) Service offering.

Other income (expense) for the six months ended June 30, 2002 was $86,000, an increase of $196,000 from the ($110,000) reported during the comparable 2001 period. Other income (expense) includes interest expense of $185,000 and $251,000 for the 2002 and 2001 periods respectively, offset by other income of $271,000 and $141,000 for the 2002 and 2001 periods respectively. The decrease in interest expense is primarily attributed to a decrease in the interest rate on the outstanding indebtedness during 2002 as compared to 2001. Other income primarily relates to proceeds from the prepayment of the note receivable from Environmental Support Solutions, Inc. ("ESS").

No income taxes for the six months ended June 30, 2002 and 2001 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2002 and 2001 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss forwards are subject to annual limitations.

Net loss for the six months ended June 30, 2002 was $315,000, a reduction of $239,000 or 43% from the net loss of $554,000 reported during the comparable 2001 period. The reduction in the net loss for the 2002 period as compared to 2001 was primarily attributable to a higher volume of refrigerant revenues and the non-recurring gain of $232,000 from the pre-payment of the note receivable from ESS.

Liquidity and Capital Resources

At June 30, 2002, the Company had working capital of approximately $762,000, a decrease of $165,000 from the working capital of $927,000 at December 31, 2001. The decrease in working capital is primarily attributable to the net loss incurred during the six months ended June 30, 2002. A principal component of current assets is inventory. At June 30, 2002, the Company had inventories of $2,393,000, an increase of $6,000 from the $2,387,000 at December 31, 2001. The changes in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (see "Seasonality and Fluctuations in Operating Results").

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank borrowings. In recent years the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. There can be no assurances that the Company will be successful in reducing its operating losses in which case, the Company will be required to seek to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings. Based on the current investment environment there can be no assurances that the Company would be successful in raising additional capital. The inability to raise additional capital would have a material adverse effect on the Company.

Net cash used by operating activities for the six months ended June 30, 2002, was $1,034,000 compared with net cash used by operating activities of $1,814,000 for the comparable 2001 period. Net cash used by operating activities was primarily attributable to an increase in trade receivables partially offset by an increase in accounts payable and accrued expenses for the 2002 period.

Net cash used by investing activities for the six months ended June 30, 2002, was $17,000 compared with net cash provided by investing activities of $721,000 for the comparable 2001 period. The net cash used by investing activities was due to equipment additions primarily associated with the expansion of the Company's service depot network.

Net cash provided by financing activities for the six months ended June 30, 2002, was $531,000 compared with net cash provided by financing activities of $2,163,000 for the comparable 2001 period. The net cash provided by financing activities for the 2002 period primarily consisted of proceeds from short-term debt.

At June 30, 2002, the Company had cash and equivalents of $862,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R) Service offering. During the six month period ended June 30, 2002, the Company has purchased capital equipment in the amount of approximately $224,000. The Company estimates that its 2002 capital expenditures may range from $300,000 to $700,000.

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

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT") which provides for borrowings by the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April 2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of June 30, 2002, the Company had availability under its revolving line of credit of approximately $449,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of June 30, 2002, the Company has approximately $395,000 outstanding under its term loans and $2,752,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, (6.25% at June 30, 2002), and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the loan agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

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

The Company believes that its anticipated cash flow from operations, together with the proceeds from the sale of its Preferred Stock, and the availability of funds under its credit facility, will be sufficient to satisfy the Company's working capital requirements for the immediate future. However, the Company currently anticipates that it will need additional financing prior to the end of 2002. Moreover, any unanticipated expenses including but not limited to an increase in the cost of refrigerants purchased by the Company or an unanticipated increase in operating expenses or failure to obtain revenues expected to be generated from the Company's service depots and/or refrigerant revenues or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. There can be no assurances that the Company can obtain any required capital and its ability to do so would have a material adverse affect on the Company.

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

During the six months ended June 30, 2002, one customer accounted for 12% of the Company's revenues. During the six months ended June 30, 2001, one customer accounted for 23% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

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

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's well system. In February 2002, the levels in that well peaked at 2.8 ppb, below the New York State Drinking Water Standard of 5 ppb. During February 2002, the Village of Suffern expressed concern over the possibility of R-11 reaching its well system and has advised that it is investigating available options to protect its well system, and will look to the Company to reimburse the Village for any costs it may incur as a result. The Company is working with the Village of Suffern, and all applicable governmental agencies to prevent contamination of Suffern's wells and its water supply.

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

Item 2. Changes in Securities and Use of Proceeds

During the three months ended June 30, 2002, the Company granted options to purchase 15,000 shares of common stock to certain employees pursuant to its 1997 Stock Option Plan. With respect to these grants and issuances, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and/or Section 2(a) (3) of the Act.

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are attached to this report:
            None

      (b) No report on Form 8-K was filed during the quarter ended June 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                    HUDSON TECHNOLOGIES, INC.


                                    By: /s/ Kevin J. Zugibe      August 14, 2002
                                        ----------------------------------------
                                            Kevin J. Zugibe           Date
                                            Chairman and
                                            Chief Executive Officer


                                    By: /s/ Brian F. Coleman    August 14, 2002
                                        ----------------------------------------
                                            Brian F. Coleman          Date
                                            President and
                                            Chief Operating Officer
                                            (Principal Financial and
                                            Accounting Officer)