Form 10QSB
period 2002-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2002-11-14
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
Yes |X| No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common stock, $0.01 par value                        5,165,020 shares
    -----------------------------                        ----------------
               Class                             Outstanding at October 22, 2002

================================================================================

                            Hudson Technologies, Inc.
                                      Index

                                                                           Page
Part I.      Financial Information                                        Number
                                                                          ------

             Item 1  - Consolidated Balance Sheets                           3
                     - Consolidated Statements of Operations                 4
                     - Consolidated Statements of Cash Flows                 5
                     - Notes to the Consolidated Financial Statements        6
             Item 2  - Management's Discussion and Analysis of Financial    10
                          Condition and Results of Operations
             Item 3  - Controls and Procedures                              15

Part II.     Other Information

             Item 1  - Legal Proceedings                                    16
             Item 2  - Changes in Securities and Use of Proceeds            17
             Item 6  - Exhibits and Reports on Form 8-K                     17

Signatures                                                                  18

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                        September 30,      December 31,
                                                                                 2002              2001
                                                                                 ----              ----
                                                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                  $    632          $  1,382
  Trade accounts receivable - net of allowance for doubtful
     accounts of $225 and $149                                                  2,358             2,745
  Inventories                                                                   2,268             2,387
  Prepaid expenses and other current assets                                       409               150
                                                                             --------          --------
     Total current assets                                                       5,667             6,664

Property, plant and equipment, less accumulated depreciation                    2,787             3,581
Other assets                                                                      118               123
                                                                             --------          --------
     Total Assets                                                            $  8,572          $ 10,368
                                                                             ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                      $  3,156          $  3,287
  Short-term debt                                                               2,306             2,450
                                                                             --------          --------
     Total current liabilities                                                  5,462             5,737
Long-term debt, less current maturities                                           470               841
                                                                             --------          --------
     Total Liabilities                                                          5,932             6,578
                                                                             --------          --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, shares authorized 5,000,000:
     Series A Convertible Preferred Stock, $0.01 par value
     ($100 liquidation preference value); shares authorized
     150,000; issued and outstanding 116,629 and 108,745                       11,663            10,875
  Common Stock, $0.01 par value; shares authorized
     20,000,000; issued and outstanding 5,165,020 and
     5,156,520                                                                     52                52
  Additional paid-in capital                                                   19,799            20,567
  Accumulated deficit                                                         (28,874)          (27,704)
                                                                             --------          --------
     Total Stockholders' Equity                                                 2,640             3,790
                                                                             --------          --------

Total Liabilities and Stockholders' Equity                                   $  8,572          $ 10,368
                                                                             ========          ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                     Three month period               Nine month period
                                                     ended September 30,             ended September 30,
                                                 ---------------------------     ---------------------------
                                                     2002            2001            2002            2001
                                                 -----------     -----------     -----------     -----------
Revenues                                         $     3,880     $     4,939     $    16,760     $    16,836
Cost of Sales                                          2,732           3,601          12,067          12,051
                                                 -----------     -----------     -----------     -----------
Gross Profit                                           1,148           1,338           4,693           4,785
                                                 -----------     -----------     -----------     -----------

Operating expenses:
  Selling and marketing                                  599             559           1,873           1,689
  General and administrative                           1,039           1,133           3,140           3,278
  Depreciation and amortization                          286             302             857             918
                                                 -----------     -----------     -----------     -----------
     Total operating expenses                          1,924           1,994           5,870           5,885
                                                 -----------     -----------     -----------     -----------

Operating loss                                          (776)           (656)         (1,177)         (1,100)
                                                 -----------     -----------     -----------     -----------
Other income (expense):
  Interest expense                                       (83)            (88)           (268)           (339)
  Other income                                             4              39             250             166
  Gain on sale of assets                                  --              --              25              14
                                                 -----------     -----------     -----------     -----------
     Total other income (expense)                        (79)            (49)              7            (159)
                                                 -----------     -----------     -----------     -----------
Loss before income taxes                                (855)           (705)         (1,170)         (1,259)

Income taxes                                              --              --              --              --
                                                 -----------     -----------     -----------     -----------

Net loss                                                (855)           (705)         (1,170)         (1,259)

Preferred stock dividends                               (204)           (187)           (599)           (533)
                                                 -----------     -----------     -----------     -----------

Available for common shareholders                $    (1,059)    $      (892)    $    (1,769)    $    (1,792)
                                                 ===========     ===========     ===========     ===========
-----------------------------------------------
Net loss per common share - basic and diluted    $     (0.20)    $     (0.17)    $     (0.34)    $     (0.35)
                                                 ===========     ===========     ===========     ===========
Weighted average number of shares outstanding      5,165,020       5,099,553       5,161,187       5,095,337
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

                                                                          Nine month period
                                                                         ended September 30,
                                                                         -------------------
                                                                           2002        2001
                                                                         -------     -------
Cash flows from operating activities:
Net loss                                                                 $(1,170)    $(1,259)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                                           857         918
     Allowance for doubtful accounts                                         108          85
     Gain on sale of assets                                                  (25)        (14)
     Changes in assets and liabilities:
        Trade accounts receivable                                            279        (481)
        Inventories                                                          119         175
        Prepaid expenses and other current assets                           (260)       (112)
        Other assets                                                          --         (18)
        Accounts payable and accrued expenses                               (132)       (873)
        Deferred income                                                       --          (6)
                                                                         -------     -------
          Cash used by operating activities                                 (224)     (1,585)
                                                                         -------     -------

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                          245         938
Additions to patents                                                          --          (7)
Additions to property, plant, and equipment                                 (277)       (280)
                                                                         -------     -------
          Cash provided (used) by investing activities                       (32)        651
                                                                         -------     -------

Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                               --       2,968
Proceeds from issuance of common stock - net                                  20          --
Repayment of short-term debt - net                                          (167)        (86)
Proceeds from long-term debt                                                 175          --
Repayment of long-term debt                                                 (522)       (955)
                                                                         -------     -------
          Cash provided (used) by financing activities                      (494)      1,927
                                                                         -------     -------

     Increase (decrease) in cash and cash equivalents                       (750)        993
     Cash and cash equivalents at beginning of period                      1,382         863
                                                                         -------     -------
          Cash and cash equivalents at end of period                     $   632     $ 1,856
                                                                         =======     =======
-----------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                $   268     $   339

Supplemental schedule of non-cash investing and financing activities:
     In-kind payment of preferred stock dividends                        $   788     $   655

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

Note 1- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2001. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 2002 and December 31, 2001, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2002 and December 31, 2001.

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivables. The Company maintains its temporary cash investments in highly-rated financial institutions that exceed FDIC insurance coverage. The Company's trade accounts receivables are due from companies throughout the U.S. The Company reviews each customer's credit history before extending credit.

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information.

During the nine months ended September 30, 2002, no customer accounted for more than 10% of the Company's revenues. During the nine months ended September 30, 2001, one customer accounted for 18% of the Company's revenues. The loss of a principal customer or a decline, as occurred in 2002, in the economic prospects and purchases of the Company's products or services by any such customer would have an adverse effect on the Company's financial position and results of operations.

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

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectibility. In addition, each sale is based on an arrangement with the customer and the sales price to the buyer is fixed. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period less dividends on the outstanding Series A Preferred Stock of $599,000 and $533,000 for the nine month periods ended September 30, 2002 and 2001, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock), utilizing the treasury stock method, are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2002 or 2001.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin and reclaimable refrigerants from domestic suppliers and its customers. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms, or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial reporting for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In April 2002, the FASB issued FASB statement No. 145 ("SFAS 145"), which rescinds FASB statements No. 4, 44 and 64 and amends FASB statement No. 13. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued FASB statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for fiscal years beginning after December 31, 2002.

In October 2002, the FASB issued FASB statement No. 147, Acquisitions of Certain Financial Institutions ("SFAS 147"). SFAS 147 addresses the application of the purchase method of accounting to acquisition of financial institutions. SFAS 147 is effective for fiscal years beginning after October 1, 2002.

The Company will adopt SFAS 143, SFAS 145, SFAS 146 and SFAS 147 effective January 1, 2003. Currently, the Company does not believe that the adoption of SFAS 143, SFAS 145, SFAS 146 and SFAS 147 will have a material impact on its financial position and results of operations.

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

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. However, the holders of the Series A Preferred Stock will provide the Chief Executive Officer and the Secretary of the Company a proxy to vote all shares currently owned and subsequently acquired above 29% of the votes entitled to be cast by all shareholders of the Company. The Series A Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding on or after March 31, 2004. The conversion rate may be subject to certain antidilution provisions. The Company has used the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(R) Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On September 30, 2002, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 4,011 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

Note 3 - Dispositions

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions, Inc. ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year 6% interest bearing note in the amount of $380,000. The Company has recognized as income the portion of the proceeds associated with the note receivable upon the receipt of cash. The Company recognized a valuation allowance for 100% of the note receivable. Subsequent to March 19, 1999, in two separate transactions, ESS redeemed the balance of the Company's stock ownership in ESS and the proceeds from the redemptions were included in other income. Pursuant to an agreement dated January 22, 2002, ESS and the Company agreed to a 16% discount of the outstanding balance on the note receivable. On January 25, 2002, as part of a capital financing completed by ESS, ESS paid the Company $231,951, representing the discounted balance as of that date, as full satisfaction of the note receivable and as of that date, the Company recognized the proceeds as other income.

Note 4 - Other Income

For the nine months ended September 30, 2002, other income of $250,000 consisted primarily of the prepayment of the remaining balance of the note receivable from ESS and, to a lesser extent, interest income. For the nine months ended September 30, 2001, other income of $166,000 consisted primarily of interest income, lease rental income from the Company's Ft. Lauderdale facility, which was sold on March 22, 2001, and payments received from the note receivable from ESS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of, refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Overview

Over the past few years, the Company has been attempting to grow its service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots to facilitate the growth and development of its RefrigerantSide(R) Services.

During 1999 and 2001 the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots that provide a full range of the Company's RefrigerantSide(R) Services and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, in recent periods the Company has not been successful in growing its RefrigerantSide(R) Service revenue. As part of the Company's goal to grow its RefrigerantSide(R) Service business, in 2002, the Company commenced a restructuring of its sales and marketing efforts including hiring a new Vice President of Sales and Marketing. In the near term, the Company expects that it will incur additional expenses and losses related to the development of its RefrigerantSide(R) Services.

Sales of refrigerants continue to represent a significant portion of the Company's revenues. Most of the Company's refrigerant sales are Chlorofluorocarbon ("CFC") based refrigerants, which are no longer manufactured. In addition, the Company expects that, over time, the demand for CFC based refrigerants will decrease as equipment that utilizes other chemical based refrigerants replaces those units that utilize CFC based refrigerants. To the extent that the Company is unable to source CFC based refrigerants, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations would be materially adversely affected. In addition, the Company's long-term strategy of growth in revenues generated from RefrigerantSide(R) Services may cause reductions in revenues derived from the sale of refrigerants.

The Company believes that, for the foreseeable future in the refrigeration industry overall, there will be a trend towards lower sales prices, volumes and gross profit margins on refrigerant sales, which will result in an adverse effect on the Company's operating results. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and possible loss of revenues which would have a material adverse effect on its operating results.

Results of Operations

Three months ended September 30, 2002 as compared to the three months ended September 30, 2001

Revenues for the three months ended September 30, 2002 were $3,880,000, a decrease of $1,059,000 or 21% from the $4,939,000 reported during the comparable 2001 period. The decrease in revenues was primarily attributable to a reduction in refrigerant sales and to a lesser extent a reduction in RefrigerantSide(R) Services revenues generated from the Company's depot network. The reduction in refrigerant sales was primarily attributed to a reduction in sales prices per pound for refrigerants. The reduction in RefrigerantSide(R) Services was primarily a reduction in the number of jobs performed.

Cost of sales for the three months ended September 30, 2002 were $2,732,000, a decrease of $869,000 or 24% from the $3,601,000 reported during the comparable 2001 period. The decrease in cost of sales was primarily due to a lower cost of refrigerants purchased by the Company for resale and a reduction in payroll and supply costs associated with the Company's RefrigerantSide(R) Services. As a percentage of sales, cost of sales were 70% of revenues for the three month period ended September 30, 2002, as compared to the 73% reported for the comparable 2001 period. Cost of sales as a percentage of revenues decreased primarily as a result of decreases in costs of refrigerants and a reduction in payroll and supplies cost associated with RefrigerantSide(R) Service revenues.

Operating expenses for the three months ended September 30, 2002 were $1,924,000, a decrease of $70,000 or 4% from the $1,994,000 reported during the comparable 2001 period. The decrease was primarily attributable to a decrease in payroll and various operating expenses offset by an increase in selling expenses associated with the expansion of the Company's RefrigerantSide(R) Service offering and professional fees.

Other income (expense) for the three months ended September 30, 2002 was ($79,000), as compared to the ($49,000) reported during the comparable 2001 period. Other income (expense) includes interest expense of $83,000 and $88,000 for the 2002 and 2001 periods, respectively, offset by other income of $4,000 and $39,000 for the 2002 and 2001 periods, respectively. The decrease in interest expense is primarily attributed to a decrease in the interest rate on the outstanding indebtedness during 2002 as compared to 2001.

No income taxes for the three months ended September 30, 2002 and 2001 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2002 and 2001 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the three months ended September 30, 2002 was $855,000, an increase of $150,000 from the net loss of $705,000 reported during the comparable 2001 period. The increase in the net loss for the 2002 period as compared to 2001 was primarily attributable to lower volume of refrigerant sales, offset in part by a reduction in operating expenses.

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001

Revenues for the nine months ended September 30, 2002 were $16,760,000, a decrease of $76,000 from the $16,836,000 reported during the comparable 2001 period. The decrease in revenues was primarily attributable to a decrease in RefrigerantSide(R) Services revenues offset by an increase in refrigerant sales. The increase in refrigerant revenues is related to an increase in the sales price of certain refrigerants as compared to the 2001 period. The reduction in RefrigerantSide(R) Service revenues was primarily due to a reduction in the number of jobs performed. For several quarters the Company's RefrigerantSide(R) Service revenues have declined. The Company believes that its sales and marketing efforts have not provided the expected development of this business. In 2002, the Company has begun to make changes in its sales and marketing efforts. In addition, primarily due to overall weakness in economic conditions, the Company believes that certain of its customers have been foregoing or postponing work which may otherwise have been performed by the Company.

Cost of sales for the nine months ended September 30, 2002 was $12,067,000, an increase of $16,000 from the $12,051,000 reported during the comparable 2001 period. The increase in cost of sales was primarily due to higher costs of refrigerants purchased by the Company for resale partially offset by a reduction in payroll and supply costs associated with the Company's RefrigerantSide(R) Services. As a percentage of sales, cost of sales was 72% of revenues for the nine-month period ended September 30, 2002, as compared to the 72% reported for the comparable 2001 period.

Operating expenses for the nine months ended September 30, 2002 were $5,870,000, a decrease of $15,000 from the $5,885,000 reported during the comparable 2001 period. The decrease was primarily attributable to a reduction in payroll costs offset by an increase in selling expenses associated with the expansion of the Company's RefrigerantSide(R) Service offering.

Other income (expense) for the nine months ended September 30, 2002 was $7,000, an increase of $166,000 from the ($159,000) reported during the comparable 2001 period. Other income (expense) includes interest expense of $268,000 and $339,000 for the 2002 and 2001 periods respectively, offset by other income of $275,000 and $180,000 for the 2002 and 2001 periods respectively. The decrease in interest expense is primarily attributed to a decrease in the interest rate on the outstanding indebtedness during 2002 as compared to 2001. Other income primarily relates to proceeds from the prepayment of the note receivable from Environmental Support Solutions, Inc. ("ESS").

No income taxes for the nine months ended September 30, 2002 and 2001 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2002 and 2001 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the nine months ended September 30, 2002 was $1,170,000, a reduction of $89,000 or 7% from the net loss of $1,259,000 reported during the comparable 2001 period. The reduction in the net loss for the 2002 period as compared to 2001 was primarily attributable to the non-recurring gain of $232,000 from the pre-payment of the note receivable from ESS partially offset by a reduction in RefrigerantSide(R) Service revenues.

Liquidity and Capital Resources

At September 30, 2002, the Company had working capital of approximately $205,000, a decrease of $722,000 from the working capital of $927,000 at December 31, 2001. The decrease in working capital is primarily attributable to the net loss incurred during the nine months ended September 30, 2002. A principal component of current assets is inventory. At September 30, 2002, the Company had inventories of $2,268,000, a decrease of $119,000 from the $2,387,000 at December 31, 2001. Changes in the inventory balance are due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (see "Seasonality and Fluctuations in Operating Results").

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings. In recent years the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. There can be no assurances that the Company will be successful in reducing its operating losses, in which case the Company will be required to seek to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings. Based on the current investment environment there can be no assurances that the Company would be successful in raising additional capital. The inability to raise additional capital would have a material adverse effect on the Company.

Net cash used by operating activities for the nine months ended September 30, 2002, was $224,000 compared with net cash used by operating activities of $1,585,000 for the comparable 2001 period. Net cash used by operating activities for the 2002 period was primarily attributable to an increase in prepaid expenses and other current assets and decrease in accounts payable and accrued expenses.

Net cash used by investing activities for the nine months ended September 30, 2002, was $32,000 compared with net cash provided by investing activities of $651,000 for the comparable 2001 period. The net cash used by investing activities for the 2002 period was primarily due to equipment additions primarily associated with the expansion of the Company's service depot network partially offset by proceeds from the sale of equipment.

Net cash used by financing activities for the nine months ended September 30, 2002, was $494,000 compared with net cash provided by financing activities of $1,927,000 for the comparable 2001 period. The net cash used by financing activities for the 2002 period primarily consisted of repayment of short-term and long-term debt.

At September 30, 2002, the Company had cash and equivalents of $632,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R) Service offering. During the nine month period ended September 30, 2002, the Company has purchased capital equipment in the amount of approximately $277,000. The Company estimates that its 2002 total capital expenditures may range from $300,000 to $500,000.

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

The Company has entered into a credit facility with The CIT Group/Business Credit, Inc. ("CIT") which provides for borrowings by the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April 2003. The facility agreement with CIT provides for automatic renewal for successive terms of two years unless terminated as of the end of the renewal year by either party giving the other written notice at least sixty days prior to the end of the term. The Company believes that it will renew the facility agreement with CIT. Advances under the revolving line of credit are limited to
(i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of September 30, 2002, the Company had availability under its revolving line of credit of approximately $304,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan up to an additional $1,000,000 are based on future capital expenditures. As of September 30, 2002, the Company has approximately $349,000 outstanding under its term loans and $1,839,000 outstanding under its revolving line of credit. The facility bears interest at the prime rate plus 1.5%, (6.25% at September 30, 2002), and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the loan agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares at the Company's option. On September 30, 2002, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued a total of 4,011 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders have elected one member to the Board of Directors.

The Company believes that its anticipated cash flow from operations, and the availability of funds under its credit facility, will be sufficient to satisfy the Company's working capital requirements for the immediate future. However, the Company currently anticipates that it will need additional financing prior to the end of 2002. Moreover, any unanticipated expenses including, but not limited to, an increase in the cost of refrigerants purchased by the Company or an unanticipated increase in operating expenses or failure to obtain revenues expected to be generated from the Company's service depots and/or refrigerant revenues or additional expansion or acquisition costs that may arise in the future would affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful and, as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. The Company is currently seeking to obtain additional financing through the issuance of debt and/or equity. There can be no assurances that the Company can obtain any required capital and its inability to do so would have a material adverse affect on the Company.

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. To the extent that the Company is unable to obtain sufficient quantities of virgin or reclaimable refrigerants in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

During the nine months ended September 30, 2002, no customer accounted for more than 10% of the Company's revenues. During the nine months ended September 30, 2001, one customer accounted for 18% of the Company's revenues. The loss of a principal customer or a decline, as occurred in 2002, in the economic prospects and purchases of the Company's products or services by any such customer would have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. Historically, the seasonal decrease in sales of refrigerants has resulted in additional losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. With respect to the Company's RefrigerantSide(R) Services, to date, the Company has not identified any seasonal pattern. However, the Company could experience a seasonal element to this portion of its business in the future.

Item 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In July 1999, United amended its complaint in the Rockland County action to allege facts relating to, and to seek damages allegedly resulting from, the April 1, 1999 R-11 release.

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the Settlement, the Company paid to United the sum of $1,000,000 upon Court approval of the settlement, and has been making monthly payments in the amount of $5,000, which payments will continue for up to a maximum of 42 months following the settlement. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United that have successfully contained the spread of R-11. The remediation tower was completed in March 2001, and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement exhausted all insurance proceeds available under all applicable policies.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field. Under the Order on Consent, the Company agreed to continue operating the remediation system installed by the Company at its Hillburn facility in May 1999, until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company has installed one additional monitoring well and has modified the Company's existing remediation system to incorporate a second recovery well.

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

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's well system. In February 2002, the levels in that well peaked at 2.8 ppb, below the maximum allowable New York State Drinking Water Standard of 5 ppb. During February 2002, the Village of Suffern expressed concern over the possibility of R-11 reaching its well system and has advised that it is investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of August 2002, the level of R-11 in the United well closest to the Village has dropped below 1 ppb. In October 2002, the Village advised the Company that it intends to proceed with plans to protect its wells and will look to the Company to reimburse the Village for any costs it may incur. To date, no detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs. The Company has agreed to reimburse the Village for approximately $10,000 of costs incurred to date for additional sampling of its wells and for minor preparatory work in connection with the Village's plan for protecting its wells. The Company continues to work with the Village of Suffern, and all applicable, governmental agencies to prevent contamination of Suffern's wells and its water supply.

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

Item 2. Changes in Securities and Use of Proceeds

During the three months ended September 30, 2002, the Company granted options to purchase 83,500 shares of common stock to certain employees, as incentives, pursuant to its 1997 Stock Option Plan. On September 30, 2002, the Company issued a total of 4,011 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends then due. With respect to these grants and issuances, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and/or Section 2(a)
(3) of the Act.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are attached to this report:

            99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) No report on Form 8-K was filed during the quarter ended September 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                  HUDSON TECHNOLOGIES, INC.


                                  By: /s/ Kevin J. Zugibe      November 14, 2002
                                     -------------------------------------------
                                          Kevin J. Zugibe             Date
                                          Chairman and
                                          Chief Executive Officer


                                  By: /s/ Brian F. Coleman     November 14, 2002
                                     -------------------------------------------
                                          Brian F. Coleman            Date
                                          President and
                                          Chief Operating Officer
                                          (Principal Financial and
                                          Accounting Officer)

                            Hudson Technologies, Inc.
                  Certification of Principal Executive Officer

I, Kevin J. Zugibe, Chief Executive Officer and Chairman of the Board, of Hudson Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hudson Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002


                                        /s/  Kevin J. Zugibe
                                        ---------------------------
                                        Kevin J. Zugibe
                                        Chief Executive Officer and
                                        Chairman of the Board

                            Hudson Technologies, Inc.
                  Certification of Chief Financial Officer

I, Brian F. Coleman, Chief Financial Officer of Hudson Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hudson Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002


                                        /s/  Brian F. Coleman
                                        ---------------------------
                                        Brian F. Coleman
                                        President and Chief Financial Officer