Form 10KSB
period 2002-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2003-04-15
CIK 925528

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for the fiscal year ended December 31, 2002 were
$19,963,000

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 7, 2003 was approximately $7,334,000. As of March 7, 2003, there were 5,165,020 shares of the Issuer's Common Stock outstanding.

                    Documents incorporated by reference: None

================================================================================

                            Hudson Technologies, Inc.

                                      Index

  Part                                            Item                                         Page
  ----                                            ----                                         ----
Part I.       Item 1 - Description of Business                                                   3
              Item 2 - Description of Properties                                                 7
              Item 3 - Legal Proceedings                                                         8
              Item 4 - Submission of Matters to a Vote of Security Holders                       9

Part II.      Item 5 - Market for the Common Equity and Related Stockholder Matters             10
              Item 6 - Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                12
              Item 7 - Financial Statements                                                     18
              Item 8 - Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                                                 18

Part III.     Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act                        19
              Item 10 - Executive Compensation                                                  21
              Item 11 - Security Ownership of Certain Beneficial Owners and Management
                        and Related Stockholder Matters                                         25
              Item 12 - Certain Relationships and Related Transactions                          27
              Item 13 - Exhibits and Reports on Form 8-K                                        29
              Item 14 - Controls and Procedures                                                 30

              Signatures                                                                        31

              Financial Statements                                                              34

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

Products and Services

RefrigerantSide(R) Services

The Company provides services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including the patented Zugibeast(R) system. Certain of these RefrigerantSide(R) Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by certain process patents.

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

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, testing and banking (storage) services tailored to individual customer requirements. Hudson also separates "crossed" (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

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

Fremont, New Hampshire         --Telemarketing office
Hillburn, New York             --RefrigerantSide(R) Service depot
Houston, Texas                 --RefrigerantSide(R) Service depot
Norfolk, Virginia              --RefrigerantSide(R) Service depot
Pearl River, New York          --Company headquarters and administration offices
Punta Gorda, Florida           --Refrigerant separation and reclamation center
Rantoul, Illinois              --Reclamation and cylinder refurbishment center
                                 and RefrigerantSide(R)Service depot
Seattle, Washington            --RefrigerantSide(R) Service depot

Strategic Alliance

In January 1997, the Company entered into agreements with DuPont, pursuant to which the Company (i) provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's Authorized Distributor Network and (ii) markets DuPont's SUVA(TM) refrigerant products together with the Company's reclamation and refrigerant management services. These agreements provide for automatic annual renewal subject to termination by either party.

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

For the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues. For the year ended December 31, 2001, one customer accounted for 15% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

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

Competition

The Company competes primarily on the basis of the performance of its proprietary high volume, high-speed equipment used in its operations, the breadth of services offered by the Company (including proprietary
RefrigerantSide(R) Services and other on-site services) and price (particularly with respect to refrigerant sales).

The Company competes with numerous regional and national companies, which provide refrigerant reclamation services, as well as market reclaimed and virgin refrigerants. Certain of these competitors may possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, provide services or products over a more extensive geographic area than the Company.

Hudson's RefrigerantSide(R) Services provide new and innovative solutions to certain problems within the refrigeration industry and as such the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional methods of solving the industry's problems and as a result there can be no assurance that the Company will be able to compete successfully or penetrate this service market as rapidly as it anticipates.

Insurance

The Company carries insurance coverage that it considers sufficient to protect the Company's assets and operations. The Company currently maintains general commercial liability insurance and excess liability coverage for claims up to $7,000,000 per occurrence and $8,000,000 in the aggregate. There can be no assurance that such insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost. The Company attempts to operate in a professional and prudent manner and to reduce potential liability risks through specific risk management efforts, including employee training. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

The refrigerant industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. The Company may be held strictly liable for damages, which could be substantial, regardless of whether it exercised due care and complied with all relevant laws and regulations.

Hudson maintains environmental impairment insurance of $1,000,000 per occurrence, and $2,000,000 annual aggregate for events occurring subsequent to November 1996. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, or that the Company will not incur liability for environmental impairment or personal injury.

Government Regulation

The business of refrigerant sales, reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Environmental Protection Agency ("EPA"), the United States Occupational Safety and Health Administration and the United States Department of Transportation.

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

The Company has obtained ARI certification for most refrigerants at each of its reclamation facilities, and is certified by the EPA. In order to maintain ARI certification, the Company is required, among other things, to submit periodic reports to the ARI and pay annual fees based on the number of pounds of refrigerants reclaimed by the Company. However, certification by the ARI is not required.

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

The Company is also subject to regulations adopted by the Department of Transportation which classify most refrigerants handled by the Company as hazardous materials or substances and impose requirements for handling, packaging, labeling and transporting refrigerants.

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

The Emergency Planning and Community Right-to-Know Act of 1986 requires the annual reporting of Emergency and Hazardous Chemical Inventories (Tier II reports) to the various states in which the Company operates and to file annual Toxic Chemical Release Inventory Forms with the EPA. The Company believes that it has been and remains in full compliance with these requirements.

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

The Company believes that it is in compliance with all material regulations relating to its business operations. However, amendments to existing statutes and regulations or adoptions of new statutes and regulations which affect the marketing and sale of refrigerants and services could require the Company to continually adapt its methods of operations and/or discontinue the sale of certain products and services and such changes could result in substantial costs. There can be no assurance that Hudson will be able to continue to comply with applicable laws, regulations and licensing requirements and any future changes. Failure to comply could subject the Company to civil remedies, substantial fines, penalties, injunction, or criminal sanctions, which, alone or in the aggregate could have a material adverse effect on the Company.

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

Employees

The Company has 85 full and 5 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent relating to the high-speed equipment, components and process to reclaim refrigerants, and a registered trademark for its "Zugibeast(R)". The patent expires in January 2012. The Company believes that patent protection is important to its business and has received additional United States patents relating to high-speed refrigerant recovery and to various RefrigerantSide(R) Services. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company's existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment infringe or are alleged to infringe patents or other proprietary rights of others, the Company may be required to modify the design of its equipment, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

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

Item 2. Description of Properties

The Company's Baltimore, Maryland depot facility is located in a 2,700 square foot building leased from an unaffiliated third party at an annual rent of $27,000 pursuant to an agreement expiring in August 2005.

The Company's Baton Rouge, Louisiana depot facility is located in a 3,800 square foot building leased from an unaffiliated third party at an annual rental of $21,000 pursuant to an agreement expiring in July 2005.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building leased from an unaffiliated third party at an annual rental of $132,000 pursuant to an agreement expiring in November 2004. The Company sublets a portion of the facility to an unaffiliated third party at an annual rental of $48,000 pursuant to a rental agreement expiring in November 2004. In 2003, this facility will consolidate the operations that are currently located in the Company's Rantoul, Illinois facility.

The Company's Charlotte, North Carolina facility is located in a 12,000 square foot building leased from an unaffiliated third party pursuant to a month to month rental agreement at a monthly rental of $3,500.

The Company's Villa Park (Chicago), Illinois depot facility is located in a 3,500 square foot building leased from an unaffiliated third party at an annual rent of $25,000 pursuant to an agreement expiring in August 2005.

The Company's Fremont, New Hampshire telemarketing facility is located in a 2,100 square foot building leased from an unaffiliated third party at an annual rent of $8,000 pursuant to an agreement expiring in June 2004.

The Company's Ft. Myers, Florida engineering facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $60,000 pursuant to an agreement that expired in July 2002. The Company currently occupies the facility pursuant to a month to month rental agreement at a monthly rate of $5,000.

The Company's Hillburn, New York facility is located in a 21,000 square foot building leased from an unaffiliated third party at an annual rent of $103,000 pursuant to an agreement expiring in May 2004.

The Company's Houston, Texas depot facility is located in a 5,000 square foot building leased from an unaffiliated third party at an annual rent of $28,000 pursuant to an agreement which expires in June 2003.

The Company's Norfolk, Virginia depot facility is located in a 2,000 square foot building leased from an unaffiliated third party at an annual rent of $16,000 pursuant to an agreement that expired in September 2002. The Company currently occupies the facility pursuant to a month to month rental agreement at a monthly rate of $1,350.

The Company's headquarters are located in a 3,625 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party pursuant to a five year agreement at an annual rental of approximately $64,000 through December 2007.

The Company's Plainview, New York depot facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $17,000 that expired in July 2002. The Company currently occupies the facility pursuant to a month to month rental agreement at a monthly rate of $1,300.

The Company's Punta Gorda, Florida separation facility is located in a 15,000 square foot building leased from an unaffiliated third party at an annual rent of $76,000 pursuant to an agreement expiring in December 2003.

The Company's Rantoul, Illinois facility is located in a 29,000 square foot building leased from an unaffiliated third party at an annual rent of $78,000 pursuant to an agreement that expired in September 2002. The Company currently occupies the facility pursuant to a month to month rental agreement at a monthly rate of $6,500. The Company is in the process of relocating all of its operations at this facility to its Champaign, Illinois facility.

The Company's Salem, New Hampshire depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $18,000 pursuant to an agreement that expires in August 2003.

The Company's Seattle, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rent of $20,000 pursuant to an agreement expiring in March 2004.

The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases. Moreover, as a result of the current economic environment, and in an effort to improve its market positioning, the Company may terminate the operations of certain of its service depots. Although the Company is engaging in a comprehensive evaluation of these service depots, it has not, at this time, identified any such service depot for termination.

Item 3. Legal Proceedings

In June 1998, United Water of New York Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of alleged contamination of certain of United's wells which are in close proximity to the Company's Hillburn, New York facility.

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility of approximately 7,800 lbs. of R-11, as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system at the Company's Hillburn facility to remove R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation system was $100,000.

In July 1999, United amended its complaint in the Rockland County action to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 R-11 release.

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the settlement, the Company paid to United the sum of $1,000,000 and has been making additional monthly payments in the amount of $5,000, which payments will continue through December 2003. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United that have successfully contained the spread of R-11. The remediation tower was completed in March 2001, and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement, exhausted all insurance proceeds available for that occurrence under all applicable policies.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field, whereby, the Company agreed to continue operating the remediation system it installed at its Hillburn facility in May 1999, until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company installed one additional monitoring well and modified the Company's existing remediation system to incorporate a second recovery well. The Company is continuing to operate the remediation system.

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

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and has advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village was below 1 ppb. In October, 2002 the Village advised the Company it intends to proceed with plans to protect its wells and could look to the Company to reimburse the Village for any costs it may incur. To date, no detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs. The Company has agreed to reimburse the Village for approximately $10,000 of costs incurred to date for additional sampling by the Village of its wells and for minor preparatory work in connection with the Village's plan for protecting its wells. The Company continues to work with the Village, and all applicable governmental agencies, to prevent contamination of Village's wells and its water supply.

In February 2003, the Company agreed to extend the statute of limitations applicable to any claims that may be available to Ramapo Land Company, the lessor of the Hillburn facility, arising out of the April 1, 1999 incident for an additional two years. To date, no claims against the Company have been asserted or threatened by Ramapo Land Company.

During the year ended December 31, 2002, the Company recognized $115,000 in additional remediation costs in connection with these matters. There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's opposition to the EPA's listing of the Company's Hillburn facility on the NPL will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that Ramapo Land Company will not assert any claim against the Company, or that any such claim will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On December 20, 2002, the Company held its annual meeting of stockholders. At the meeting, the stockholders elected the class of the following four directors of the Company whose terms were expiring and who were nominated for reelection by the Company as follows:

o Kevin J. Zugibe received 8,856,760 votes for election and 509,937 votes were withheld

o Dominic J. Monetta received 8,855,173 votes for election and 511,474 were withheld

o Harry C. Schell received 8,891,710 votes for election and 474,937 votes were withheld

o Robert M. Zech received 8,884,960 votes for election and 481,687 votes were withheld

In addition, the following matters were submitted for a vote by the stockholders of the Company present at the meeting, in person or by proxy and eligible to vote and each of the following matters were approved by the requisite vote of such stockholders:

      o A proposal authorizing the Company to engage in a convertible debt financing with lenders which were expected to include certain officers of the Company received 6,996,199 votes for and 316,327 votes against. There were 46,216 abstentions and 2,007,905 non-votes.

      o A proposal authorizing the Company to issue Exchange Notes, identical in terms to the Convertible Notes to be issued by the Company in the proposed convertible debt financing, in exchange for Bridge Notes acquired by lenders which included certain officers of the Company received 6,995,257 votes for and 320,367 votes against. There were 42,856 abstentions and 2,007,905 non-votes.

      o A proposal to amend the Company's certificate of incorporation to remove the provision from the designation of the Series A Preferred Stock relating to the proxy granted by the holders of the Series A Preferred Stock in favor of certain officers of the Company received 6,978,712 votes for and 329,325 votes against. There were 50,706 abstentions and 2,007,905 non-votes.

      o A proposal to amend the Company's certificate of incorporation to remove the conversion price floor from the designation of the Series A Preferred Stock received 6,999,212 votes for and 306,799 against. There were 52,731 abstentions and 2,007,905 non-votes.

      o A proposal authorizing the Board of Directors of the Company to amend the Company's certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 received 8,810,901 votes for and 513,342 votes against. There were 42,404 abstentions and zero non-votes.

                                     Part II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock traded from November 1, 1994 to September 20, 1995 on the NASDAQ Small-Cap Market under the symbol 'HDSN'. From September 20, 1995 through May 12, 2002, the Common Stock traded on the NASDAQ National Market. Since May 13, 2002 the Common Stock has traded on the NASDAQ Small-Cap Market. There can be no assurance that, in the future, the Company will be able to meet the requirements necessary for continued listing of its common stock on NASDAQ Small Cap Market. The following table sets forth, for the periods indicated the range of the high and low sale prices for the Common Stock as reported by NASDAQ.

--------------------------------------------------------------------------------
                                                            High           Low
                                                            ----           ---
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
o        First Quarter                                     $ 2.53         $ 1.50
--------------------------------------------------------------------------------
o        Second Quarter                                    $ 3.50         $ 1.80
--------------------------------------------------------------------------------
o        Third Quarter                                     $ 3.25         $ 1.90
--------------------------------------------------------------------------------
o        Fourth Quarter                                    $ 4.13         $ 2.01
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
2002
--------------------------------------------------------------------------------
o        First Quarter                                     $ 3.95         $ 2.60
--------------------------------------------------------------------------------
o        Second Quarter                                    $ 3.10         $ 1.60
--------------------------------------------------------------------------------
o        Third Quarter                                     $ 2.09         $ 0.85
--------------------------------------------------------------------------------
o        Fourth Quarter                                    $ 1.70         $ 0.56
--------------------------------------------------------------------------------

The number of record holders of the Company's Common Stock was approximately 250 as of March 1, 2003. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. In addition, the Company has a credit facility with CIT Group/Business Credit, Inc. ("CIT") which, among other things, restricts the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. The Series A Preferred Stock carries a dividend rate of 7% and as such has a dividend preference over the common stock. The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option (see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Liquidity and Capital Resources).

In November 2002, the Company consummated the private sale of unsecured 12% subordinated promissory notes ("Bridge Notes") to a limited number of purchasers, for which it received gross proceeds of $655,000. The Bridge Notes were for a term of one year and were subordinate in payment to the Company's obligations under its credit facility with CIT. In accordance with the terms of the Bridge Notes, each of the purchasers, at their option, elected to defer quarterly interest payments which were to be added to the principal amount of the Bridge Notes as of each interest payment date and which accrued interest would, in turn, accrue interest at 12% per annum. The Bridge Notes automatically exchanged for unsecured convertible subordinated promissory notes, described in more detail immediately below, ("Exchange Notes") upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of unsecured 10% convertible subordinated promissory notes ("Convertible Notes"), to a limited number of purchasers, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. As of December 2002, the Exchange Notes and the Convertible Notes were identical in terms and together are referred to herein as the ("Notes"). The Notes have a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. Holders of the Notes had the one time option to elect to either receive payments of interest on a quarterly basis, subject to the limitations described below, or defer quarterly interest payments, in which case, interest would be added to the outstanding amount of the Notes on each quarterly payment date and accrue interest at the then effective Notes interest rate. The Notes are unsecured and subordinate in payment to the Company's obligations under its credit facility with CIT. The Notes may not be prepaid in cash by the Company without the prior consent of CIT and payment of interest, if any, in cash on any scheduled quarterly interest payment date is limited to an aggregate of $20,000 per calendar year. Holders of the Notes have the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.79 per share (the average closing sale price of the Company's Common Stock as reported on the NASDAQ Small Cap Market for the five business days immediately preceding the issuance of the Notes), subject to certain anti-dilution adjustments (the "Conversion Rate").

In the event of a public offering of equity securities ("Equity Offering") by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), all outstanding principal and interest, if any, on the Notes shall be either (i) applied to the purchase of equity securities in the Equity Offering at the public offering purchase price, or (ii) converted into restricted shares of Common Stock at the then effective Conversion Rate. Holders of the Notes have the right to determine, to the extent that securities are legally available for purchase in the Equity Offering, whether to apply the Notes to acquire equity securities or convert the Notes into Common Stock; provided, however, that in the event that all or a portion of outstanding principal and interest, if any, of the Notes exceeds the number of equity securities available in the Equity Offering, the balance of the Notes not applied to the purchase of equity securities will be converted into restricted shares of Common Stock at the then-effective Conversion Rate.

The Conversion Rate of the Notes is subject to adjustment on a full ratchet basis (i.e., if the Company issues any stock at a price less than the Conversion Rate, the Conversion Rate for all shares issuable upon conversion of the Notes will be adjusted downward to such price) in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective Conversion Rate. In addition, the Conversion Rate is subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock;
(ii) any payment, issuance or distribution by the Company to its stockholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the Conversion Rate of their Convertible Notes to $1.13 (the average closing sale price of the Company's Common Stock as reported on the NASDAQ Small Cap Market for the five business days immediately preceding the execution of the modification agreements) (the "Modified Conversion Rate"); provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the Modified Conversion Rate but in excess of $.79, the Conversion Rate of the Convertible Notes will be adjusted to not less than the public offering price.

The Company is obligated to issue to the holders of the Notes, on the earlier of
(a) December 20, 2003, or (b) the consummation by the Company of an Equity Offering, Common Stock purchase warrants (the "Note Warrants") to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible at December 20, 2002. Each Note Warrant will be exercisable to purchase one share of Common Stock for a period of five years from issuance at an exercise price (the "Exercise Price") equal to 110% of the lesser of (i) the Conversion Price of the Notes as of December 20, 2002, or (ii) the Conversion Price of the Notes on the date of issuance of the Note Warrants. The Exercise Price of the Note Warrants will be subject to anti-dilution adjustment on terms substantially similar to the anti-dilution adjustment of the Conversion Rate of the Notes. As of December 20, 2002, the Company has recognized an original issue discount of $220,000, in connection with the issuance of the Note Warrants.

The Bridge Notes and the Notes were issued by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and upon Regulation D promulgated thereunder. In relying upon such exemption (i) the Company did not engage in any "general solicitation" and (ii) each of the purchasers represented that (a) it was either an "accredited investor" as defined in Rule 501 promulgated under the Securities Act, or otherwise met the Company's investor suitability standard, (b) it was capable of evaluating the merits and risks of an investment in the Bridge Notes and the Notes, (c) it was acquiring the Bridge Notes and the Notes for its own account and not with a view to, or for resale in connection with, any distribution within the meaning of the Securities Act, in violation of the Securities Act, and (d) it was provided with access to all necessary information to enable it to evaluate the financial risk inherent in the transaction.

See Item 11 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgements, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgements and estimations there could be a material adverse effect on the Company. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventories and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future the estimated liabilities could differ from the original estimates.

Overview

Over the past few years, the Company has been attempting to grow its service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company's RefrigerantSide(R) Services to facilitate the growth and development of its service offerings.

During 1999 and 2001 the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, in recent periods the Company has not been successful in growing its RefrigerantSide(R) Service revenue. As part of the Company's goal to grow its RefrigerantSide(R) Service business, in 2002, the Company commenced a restructuring of its sales and marketing efforts including hiring a new Vice President of Sales and Marketing. In the near term, the Company expects that it will incur additional expenses and losses related to the development of its RefrigerantSide(R) Services. In addition, to the extent that the network of service depots does not develop to expected operating levels, the Company may terminate the operations of certain of its service depots.

Sales of refrigerants continue to represent a majority of the Company's revenues. Most of the Company's refrigerant sales are Chlorofluorocarbon ("CFC") based refrigerants, which are no longer manufactured. In addition, the Company expects that, over time, the demand for CFC based refrigerants will decrease as equipment that utilizes other chemical based refrigerants replaces those units that utilize CFC based refrigerants. However, to the extent that the Company is unable to source CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations would be materially adversely affected. In addition, the Company's long-term strategy of growth in revenues generated from RefrigerantSide(R) Services may cause reductions in revenues derived from the sale of refrigerants.

The Company believes that, for the foreseeable future in the refrigeration industry overall, there will be a trend towards lower sales prices, volumes and gross profit margins on refrigerant sales, which may result in an adverse effect on the Company's operating results. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and possible loss of revenues which would have a material adverse effect on its operating results.

Results of Operations

Year ended December 31, 2002 as compared to year ended December 31, 2001

Revenues for 2002 were $19,963,000, a decrease of $805,000 or 4% from the $20,768,000 reported during the comparable 2001 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues and a decrease in RefrigerantSide(R) Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound for certain refrigerants. The decrease in RefrigerantSide(R) Services was primarily a reduction in the number of jobs sold.

Cost of sales for 2002 was $14,505,000, a decrease of $466,000 or 3% from the $14,971,000 reported during the comparable 2001 period. The decrease in cost of sales was primarily due to a reduction in payroll and supply costs associated with the Company's RefrigerantSide(R) Services offset by an increase in cost of refrigerant. As a percentage of sales, cost of sales were 73% of revenues for 2002, an increase from the 72% reported for the comparable 2001 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the cost of refrigerant sold.

Operating expenses for 2002 were $7,911,000 a decrease of $106,000 or 1% from the $8,017,000 reported during the comparable 2001 period. The decrease was primarily attributable to a reduction in administrative payroll costs and a reduction in depreciation and amortization offset by an increase in marketing and sales payroll costs of $233,000 associated with the Company's RefrigerantSide(R) Service offering.

Other income (expense) for 2002 was $(69,000), compared to the $(179,000) reported during the comparable 2001 period. Other income (expense) includes interest expense of $347,000 and $423,000 for 2002 and 2001, respectively, offset by other income of $278,000 and $244,000 for 2002 and 2001, respectively. The decrease in interest expense is primarily attributed to a decrease in outstanding indebtedness and interest rates during 2002 as compared to 2001. Other income primarily relates to interest income and proceeds from the prepayment of the note receivable from Environmental Support Solutions, Inc. ("ESS").

No income taxes for the years ended December 31, 2002 and 2001 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2002 and 2001 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations (see Note 4 to the Notes to the Consolidated Financial Statements).

Net loss for 2002 was $2,522,000 an increase of $123,000 or 5% from the $2,399,000 net loss reported during the comparable 2001 period. The increase in net loss was primarily attributable to a decrease in revenues resulting from lower sales prices of certain refrigerants sold as well as an increase in the cost of the refrigerant that was sold, offset by the non-recurring gain of $232,000 from the prepayment of the note receivable from ESS.

Liquidity and Capital Resources

At December 31, 2002, the Company had a working capital deficit of approximately $128,000, a decrease of $1,055,000 from working capital of $927,000 at December 31, 2001. The decrease in working capital is primarily attributable to the net loss incurred during the year ended December 31, 2002 offset by proceeds from the sale of Bridge Notes and Convertible Notes to purchasers including certain officers and the Series A Preferred Stockholders.

Principal components of current assets are inventory and trade receivables. At December 31, 2002, the Company had inventories of $2,967,000, an increase of $580,000 or 24% from the $2,387,000 at December 31, 2001. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements (see "Seasonality and Fluctuations in Operating Results"). At December 31, 2002, the Company had trade receivables of $1,971,000, a decrease of $774,000 or 28% from the $2,745,000 at December 31, 2001. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank and related party borrowings. In recent years the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. There can be no assurances that the Company will be successful in lowering its operating losses, in which case the Company will be required to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings. Based on the current investment environment there can be no assurances that the Company would be successful in raising additional capital. The inability to raise additional capital could have a material adverse effect on the Company. Furthermore, the inability of the Company to renew or replace its existing credit facility with The CIT Group/Business Credit, Inc. ("CIT") at the expiration of the term of the current facility on April 29, 2003 would have a material adverse effect on the Company's operations and financial condition.

Net cash used by operating activities for the year ended December 31, 2002, was $1,342,000 compared with net cash used by operating activities of $2,361,000 for the comparable 2001 period. Net cash used by operating activities was primarily attributable to the net loss for the 2002 period and an increase in inventories offset by a reduction in trade receivables.

Net cash used by investing activities for the year ended December 31, 2002, was $80,000 compared with net cash provided by investing activities of $554,000 for the prior comparable 2001 period. The net cash used by investing activities was due to equipment additions primarily associated with the Company's depot network.

Net cash provided by financing activities for the year ended December 31, 2002, was $585,000 compared with net cash provided by financing activities of $2,326,000 for the comparable 2001 period. The net cash provided by financing activities for the 2002 period primarily consisted of $1,150,000 aggregate proceeds received by the Company from the sale of Bridge Notes and Convertible Notes to purchasers including the holders of the Company's Series A Preferred Stock and certain officers and certain members of their family, offset by the repayment of long term debt of $788,000.

At December 31, 2002, the Company had cash and cash equivalents of $545,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R)Service offering and consolidation of its reclamation facilities. The Company estimates that capital expenditures during 2003 may range from approximately $500,000 to $700,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2002 and is more fully disclosed in the Notes to Consolidated Financial Statements (see Notes 9 and 11 to the Notes of the Consolidated Financial Statements included in this report on Form 10-KSB) (amounts in thousands of dollars).

                                                                     Year ended December 31,
                                                        -----------------------------------------------
                                                         2003      2004        2005      2006      2007       Total
                                                         ----      ----        ----      ----      ----       -----
      Long term debt and capital lease obligations      $  245    $1,045      $   3      $  3      $  3      $1,299
      Operating leases                                     664       324        120        70        72       1,250
                                                        ------    ------      -----      ----      ----      ------

      Total contractual cash obligations                $  909    $1,369      $ 123      $ 73      $ 75      $2,549
                                                        ======    ======      =====      ====      ====      ======

The Company has entered into a credit facility with CIT, which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 2002, the Company had availability under its revolving line of credit of approximately $292,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan of up to an additional $1,000,000 are based on future capital expenditures. As of December 31, 2002, the Company had approximately $303,000 outstanding under its term loans and $2,034,000 outstanding under its revolving line of credit and due to the expiration of the credit facility in April 2003, all such amounts are reflected on the Company's December 31, 2002 Balance Sheet as current liabilities. The facility bears interest at the prime rate plus 1.5%, 5.75% at December 31, 2002, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

The Company is currently in negotiations with CIT regarding a possible extension of the term of the credit facility or the entering into of a new credit facility, and is also seeking alternate sources of financing. While the Company believes that it will be able to obtain replacement financing, there can be no assurance that CIT will continue to lend funds to the Company after the expiration of the current credit facility or that the Company will be able to obtain financing from another source should CIT decide not to continue providing financing to the Company. However, even if the Company is able to obtain replacement financing it may be on terms that are less favorable to the Company than the current CIT facility. A failure of the Company to obtain adequate financing from CIT or an alternate source after the expiration of the current CIT credit facility would have a material adverse effect on the Company's operations and financial condition. As a result of this uncertainty, the Company's independent auditors have added an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In November 2002, the Company consummated the private sale of Bridge Notes to a limited number of purchasers, for which it received gross proceeds of $655,000. The Bridge Notes were for a term of one year and were subordinate in payment to the Company's obligations under its credit facility with CIT. In accordance with the terms of the Bridge Notes, each of the purchasers, at their option, elected to defer quarterly interest payments which were to be added to the principal amount of the Bridge Notes as of each interest payment date and which accrued interest would, in turn, accrue interest at 12% per annum. The Bridge Notes automatically exchanged for the Exchange Notes, upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of Convertible Notes to a limited number of purchasers, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. The Notes have a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. Holders of the Notes had the one time option to elect to either receive payments of interest on a quarterly basis, subject to limitations described below, or defer quarterly interest payments, in which case, interest would be added to the outstanding amount of the Notes on each quarterly payment date and accrue interest at the then effective Notes interest rate. The Notes are unsecured and subordinate in payment to the Company's obligations under its credit facility with CIT. The Notes may not be prepaid in cash by the Company without the prior consent of CIT and payment of interest, if any, in cash on any scheduled quarterly interest payment date is limited to an aggregate of $20,000 per calendar year. Holders of the Notes have the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the Conversion Rate of $.79 per share.

In the event of an Equity Offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), all outstanding principal and interest, if any, on the Notes shall be either (i) applied to the purchase of equity securities in the Equity Offering at the public offering purchase price, or (ii) converted into restricted shares of Common Stock at the then effective Conversion Rate. Holders of the Notes have the right to determine, to the extent that securities are legally available for purchase in the Equity Offering, whether to apply the Notes to acquire such equity securities sold in the Equity Offering or convert the Notes into Common Stock; provided, however, that in the event that all or a portion of outstanding principal and interest, if any, of the Notes exceeds the number of equity securities available in the Equity Offering, the balance of the Notes not applied to the purchase of equity securities will be converted into restricted shares of Common Stock at the then-effective Conversion Rate.

The Conversion Rate of the Notes is subject to adjustment on a full ratchet basis (i.e., if the Company issues any stock at a price less than the Conversion Rate, the Conversion Rate for all shares issuable upon conversion of the Notes will be adjusted downward to such price) in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective Conversion Rate. In addition, the Conversion Rate is subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock;
(ii) any payment, issuance or distribution by the Company to its stockholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the Conversion Rate of their Convertible Notes to the Modified Conversion Rate of $1.13 (the average closing sale price of the Company's Common Stock as reported on the NASDAQ Small Cap Market for the five business days immediately preceding the execution of the modification agreements); provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the Modified Conversion Rate but in excess of $.79, the Conversion Rate of the Notes will be adjusted to not less than the public offering price.

The Company is obligated to issue to the holders of the Notes, on the earlier of
(a) December 20, 2003, or (b) the consummation by the Company of an Equity Offering, Note Warrants to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible at December 20, 2002. Each Note Warrant will be exercisable to purchase one share of Common Stock for a period of five years from issuance at an Exercise Price equal to 110% of the lesser of (i) the Conversion Price of the Notes as of December 20, 2002, or (ii) the Conversion Price of the Notes on the date of issuance of the Note Warrants. The Exercise Price of the Note Warrants will be subject to the anti-dilution adjustment on terms substantially similar to anti-dilution adjustment of the Conversion Rate of the Notes. As of December 20, 2002, the Company has recognized an original issue discount of $220,000, in connection with the issuance of the Note Warrants.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock currently converts to Common Stock at a price of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999.

On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $3,000,000. The Series A Preferred Stock currently converts to Common Stock at a price of $2.375 per share, which was 23% above the closing market price of Common Stock on February 15, 2001.

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. At the direction of the Nasdaq Stock Market, Inc., a minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Although the holders of the Series A Preferred Stock agreed to waive their rights to an immediate downward adjustment of the current $2.375 conversion price of the Series A Preferred Stock in connection with the issuance of the Notes, any subsequent conversion of the Notes will result in a downward adjustment of the conversion price of the Series A Preferred Stock to equal the conversion price of the Notes. Consequently, upon conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock will cause the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share. Assuming that the Series A Preferred Stock converts to common stock at a conversion price of $.79 per share and based upon 116,629 shares of Series A Preferred Stock issued as of December 31, 2002, the holders of the Series A Preferred Stock would receive 14,763,164 shares of common stock. Similarly, the conversion price of such Series A Preferred Stock may be subsequently adjusted to equal the consideration received by the Company in connection with any subsequent issuance of securities below $2.375.

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. The designation of the Series A Preferred Stock provided for a proxy granted by the holders of the Series A Preferred Stock in favor of certain of the Company's officers to vote all shares of Common Stock into which the Series A Preferred Stock converts (including any additional shares subsequently acquired by such holders) in excess of 29% of the votes entitled to be cast by the Series A Preferred Stock holders. As noted above, in consideration for consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion rate below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the proxy from the designation of the Series A Preferred Stock and the designation of the Series A Preferred Stock was amended accordingly. The Series A Preferred Stock carries a dividend rate of

7%, which will increase to 16%, if the stock remains outstanding on or after March 31, 2004. The Company used the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(R) Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30 and September 30, 2002, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 3,873 and 4,011, respectively, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company is continuing to evaluate opportunities to rationalize its operating facilities and its depot network based on ways to reduce costs or to increase revenues. As a result, the Company may discontinue certain operations, eliminate depot and overhead costs and, in doing so, may incur future charges to exit certain operations.

The Company believes that it will be able to satisfy its working capital requirements for the immediate future from anticipated cash flow from operations and available funds under its credit facility with CIT and any replacement facility it enters into after the expiration of the current term of the CIT facility. Although the Company believes it can obtain replacement financing for the CIT facility there can be no assurance that it will do so. Moreover, even if the Company obtains replacement financing for the CIT facility it believes that it will need additional financing during 2003 to support its continuing operations. In addition, any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's depots and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. The Company is currently seeking to obtain additional financing through the issuance of debt and/or equity securities. There can be no assurance that the Company will be able to obtain any additional capital on commercially reasonable terms or at all and its inability to do so would have a material adverse affect on the Company.

Inflation

Inflation has not historically had a material impact on the Company's operations. However, the current and anticipated rising cost of fuel prices will have a negative effect on the Company's purchase price of refrigerants and other products, which will have an adverse effect on the Company's operations.

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

During the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues. During the year ended December 31, 2001, one customer accounted for 15% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

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

In December 2002, the FASB issued FASB statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), an amendment of SFAS No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method for stock-based compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002.

The Company will adopt each of the above pronouncements effective January 1, 2003. Currently, the Company does not believe that these adoptions will have a material impact on its financial position and results of operations.

Item 7. Financial Statements.

The financial statements appear in a separate section of this report following
Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of the Company:

-------------------------------------------------------------------------------------------
           Name                Age                          Position
           ----                ---                          --------
-------------------------------------------------------------------------------------------
Kevin J. Zugibe                39         Chairman of the Board and Chief Executive Officer
-------------------------------------------------------------------------------------------
Brian F. Coleman               41         President and Chief Operating Officer
-------------------------------------------------------------------------------------------
James R. Buscemi               50         Chief Financial Officer
-------------------------------------------------------------------------------------------
Neil B. Gafarian               55         Vice President Sales and Marketing
-------------------------------------------------------------------------------------------
Charles F. Harkins, Jr.        41         Vice President Refrigerant Product Services
-------------------------------------------------------------------------------------------
Stephen P. Mandracchia         43         Vice President Operations and Secretary
-------------------------------------------------------------------------------------------
Vincent Abbatecola             56         Director
-------------------------------------------------------------------------------------------
Robert L. Burr                 52         Director
-------------------------------------------------------------------------------------------
Dominic J. Monetta             61         Director
-------------------------------------------------------------------------------------------
Otto C. Morch                  69         Director
-------------------------------------------------------------------------------------------
Harry C. Schell                68         Director
-------------------------------------------------------------------------------------------
Robert M. Zech                 37         Director
-------------------------------------------------------------------------------------------

Kevin J. Zugibe, P.E. is a founder of the Company and has been a director and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been President and Chief Operating Officer since his appointment on August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 31, 2002. From June of 1987 to May of 1997, Mr. Coleman was employed by and since July 1995, was a partner with BDO Seidman, LLP, the Company's independent auditors.

James R. Buscemi joined Hudson as Corporate Controller in June 1998 and has served as its Chief Financial Officer since December 31, 2002. Prior to joining Hudson, Mr. Buscemi held various financial positions within Avnet, Inc, including Chief Financial Officer of Avnet's electric motors and component part subsidiary, Brownell Electro, Inc.

Neil B. Gafarian joined Hudson in February 2002 as Vice President of Sales and Marketing. Prior to joining Hudson, Mr. Gafarian spent more than 20 years in the building automation and energy field, the last nine with Invensys, Plc. Also, Mr. Gafarian owned and operated his own telemarketing and consulting business.

Charles F. Harkins, Jr. has been with Hudson since 1992 and has served in a variety of capacities and currently is Vice President of Refrigerant Product Services ("RPS") a position he has held since October 2000. Prior to joining Hudson, Mr. Harkins served in the U.S. Army for 13 years attaining the rank of Staff Sergeant; he is a graduate of the U.S. Army Engineer School and the U.S. Army Chemical School.

Stephen P. Mandracchia has been an officer of the Company since 1993 and is currently the Vice President Operations and Secretary a position he has held since October 2000. Mr. Mandracchia is responsible for operations and regulatory legal affairs of the Company. Mr. Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983). Mr. Mandracchia is the brother in-law of Mr. Zugibe.

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

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr has been a partner of Windcrest Discovery Capital Partners, LLC since October 2001 and has a consulting agreement with J.P. Morgan Partners under which he is the lead partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery

Partners, L.P. is the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. Mr. Burr was employed by J. P. Morgan Chase & Co. from July 1995 to October 2001. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Previously, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Displaytech, Inc. and Impax Laboratories, Inc.

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

Otto C. Morch has been a director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Bank and retired from that position in December 1997.

Harry C. Schell has been a director of the Company since August 1998. Mr. Schell is the former chairman and chief executive officer of BICC Cables Corporation, from where he retired, and has served on the board of directors of the BICC Group (London), Phelps Dodge Industries, the National Electrical Manufacturers Association and the United Way of Rockland (New York).

Robert M. Zech has been a Director of the Company since June 1999. Mr. Zech has been a Partner of Windcrest Discovery Investments, LLC, an investment management firm, from its inception in February 2002. From April 1996 to October 2001, Mr. Zech was employed by J.P. Morgan Chase & Co., where he was a Partner of Fleming US Discovery Partners, L.P., the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. From 1994 to 1996, Mr. Zech was an Associate with Cramer Rosenthal McGlynn, Inc., an investment management firm. Previously Mr. Zech served as an Associate with Wolfensohn & Co., a mergers & acquisitions advisory firm, and was a Financial Analyst at leveraged buyout sponsor Merrill Lynch Capital Partners, Inc. and in the investment banking division of Merrill Lynch & Co.

The Company has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of the Company's executive officers and for the administration of the Company's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Burr, Morch and Zech. The Company also has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Morch and Monetta. The Company also has an Executive Committee of the Board of Directors, which is authorized to exercise the powers of the board of directors in the general supervision and control of the business affairs of the Company during the intervals between meetings of the board. The members of the Executive Committee are Messrs. Burr, Schell and Zugibe. The Company's Occupational, Safety And Environmental Protection Committee is responsible for satisfying the Board that the Company's Environmental, Health and Safety policies, plans and procedures are adequate. The members of the Occupational, Safety and Environmental Protection Committee are Messrs. Monetta and Zugibe.

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than seven (7) (subject to decrease by a resolution adopted by the shareholders). The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors. Currently, the holders have elected one member to the Board of Directors. At the Company's December 20, 2002 Annual Meeting of the Shareholders, Messrs. Monetta, Schell, Zech and Zugibe were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2004. Messrs. Abbatecola, Burr and Morch are currently serving as directors and whose terms of office expire at the Annual Meeting of the Shareholders to be held in the year 2003.

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

Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that during the year ended December 31, 2002 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with, except that Mr. Zugibe failed to timely file a Form 4 or 5 with respect to options to purchase 15,000 shares of the Company's Common Stock granted to him in each of April 2002, July 2002 and October 2002.

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for the Company's Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2002 (the "Named Executives").

                           Summary Compensation Table

                                                                                                      Long Term Compensation
                                                                            Annual Compensation(1)             Awards
                                                                            ----------------------     Securities Underlying
            Name                         Position                  Year       Salary        Bonus              Options
            ----                         --------                  ----       ------        -----              -------
Kevin J. Zugibe (2)            Chairman of the Board               2002      $ 97,471           --          45,000 shares
                               and Chief Executive                 2001      $ 76,366           --         170,000 shares
                               Officer                             2000      $ 80,981           --         140,000 shares

Brian F.  Coleman              President and Chief Operating       2002      $138,799           --               --
                               Officer                             2001      $138,799           --         100,000 shares
                                                                   2000      $138,799      $12,248          37,500 shares

Neil B. Gafarian               Vice President Sales and            2002      $120,000      $37,917          40,000 shares
                               Marketing

Charles F. Harkins, Jr         Vice President RPS                  2002      $110,079      $29,976               --
                                                                   2001      $108,852      $68,492          27,500 shares
                                                                   2000      $103,289      $10,126          42,500 shares

Stephen P. Mandracchia         Vice President Operations and       2002      $123,800           --               --
                               Secretary                           2001      $123,800           --          15,000 shares
                                                                   2000      $113,415           --          77,500 shares

----------
(1) The value of personal benefits furnished to the Named Executives during 2000, 2001 and 2002 did not exceed 10% of their respective annual compensation.

(2) A certain portion of Mr. Zugibe's compensation has been paid in stock option awards rather than cash. As a result, options to purchase shares of common stock of 45,000 and 120,000 for the years ended December 31, 2002 and 2001, respectively, were issued in lieu of cash compensation.

The Company granted options, which, except as otherwise set forth below, vest upon the date of grant, to the Named Executives during the fiscal year ended December 31, 2002, as shown in the following table:

                Summary of Option Grants in the 2002 Fiscal Year

                                                                    % of Total
                                                      Number of      Options
                                                      Securities    Granted to
                                                      Underlying    Employees
                                                       Options      in Fiscal         Exercise or        Expiration
       Name                    Position                Granted         year        Base price($/sh)         Date
       ----                    --------                -------         ----        ----------------         ----
Kevin J. Zugibe           Chairman and Chief            15,000          9.2%             $2.50            04/18/2007
                          Executive Officer             15,000          9.2%             $1.90            07/01/2007
                                                        15,000          9.2%             $1.40            10/01/2007

Brian F. Coleman          President and Chief               --           --                 --                    --
                          Operating Officer

Neil B. Gafarian          Vice President Sales and      40,000         24.5%             $2.65            02/13/2007
                          Marketing

Charles F. Harkins, Jr.   Vice President RPS                --           --                 --                    --

Stephen P.                Vice President Operations         --           --                 --                    --
Mandracchia               and Secretary

The following table sets forth information concerning the value of unexercised stock options held by the Named Executives at December 31, 2002. No options were exercised by the Named Executives during the fiscal year ended December 31, 2002.

                 Aggregated Fiscal Year End Option Values Table

                                                                  Number of Securities
                                                                       Underlying                         Value of
                                                                  Unexercised Options          In-the-money Options
                                                                  At December 31, 2002        At December 31, 2002(1)
                                                                  --------------------        -----------------------
                                  Shares
                               Acquired on
            Name                 Exercise     Value Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
            ----                 --------     --------------    -----------   -------------   -----------   -------------
Kevin J. Zugibe
Chairman and                        --               --            362,668         33,332          --            --
Chief Executive Officer

Brian F. Coleman
President and Chief                 --               --            150,168         13,332          --            --
Operating Officer

Neil B. Gafarian
Vice President Sales and            --               --             40,000             --          --            --
Marketing

Charles F. Harkins, Jr              --               --             94,332          6,668          --            --
Vice President RPS

Stephen P. Mandracchia
Vice President Operations           --               --            108,500         10,000          --            --
And Secretary

----------
(1) Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $.85.

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

In addition to the standard annual director's remuneration, Mr. Schell receives $20,000 and 5,000 stock options for serving as a director and a consultant to the Company. The additional stock options are issued with an exercise price equal to that of the other directors' option grants.

As of December 31, 2002, the Company has granted to Harry C. Schell nonqualified options to purchase 40,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 2002. The Company has also granted to each of Dominic J. Monetta, Otto Morch and Vincent Abbatecola, nonqualified options to purchase 20,000 shares of Common Stock at exercise prices ranging from $2.38 to $3.00 per share. Such options vested and are fully exercisable as of December 31, 2002. In addition, in connection with the appointment of two of their nominees as members of the Board of Directors, the Company has granted to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. nonqualified options to purchase 25,854 and 4,146 shares of common stock at an exercise price of $2.38 per share. All such options issued to the directors are vested and fully exercisable at December 31, 2002.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2005 and is automatically renewable for two successive terms. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $141,000 with such increases and bonuses as the Board may determine. During 2002, the Board of Directors and Mr. Zugibe agreed, at Mr. Zugibe's option, to reduce the cash compensation and issued 45,000 additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Stock Option Plans

1994 Stock Option Plan

The Company has adopted an Employee Stock Option Plan (the "1994 Plan") effective October 31, 1994 pursuant to which 725,000 shares of Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs may be granted under the 1994 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The 1994 Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by the Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 1994 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the 1994 Plan will expire on December 31, 2004.

ISOs granted under the 1994 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Non-qualified options granted under the 1994 Plan may not be granted at a price less than 85% of the market value of the Common Stock on the date of grant. Options granted under the 1994 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the 1994 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2002, the Company had options outstanding to purchase 610,000 shares of Common Stock under the 1994 Plan. During 2000, the Company granted options to purchase 40,000 shares each to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas

P. Zugibe exercisable at $2.375 per share. Such options vest and are fully exercisable as of August 3, 2000. During 2001, the Company granted options to purchase shares to Kevin J. Zugibe, 50,000 shares; Brian F. Coleman, 20,000 shares; Stephen P. Mandracchia, 15,000 shares; and Thomas P. Zugibe, 20,000 shares, all of which are exercisable at $2.55 per share. Such options vest quarterly in equal amounts over three years, commencing with the first quarter of 2002. In addition, during 2001, in lieu of salary, the Company also granted options to purchase 15,000 shares to Kevin J. Zugibe exercisable at $2.55 per share, all of which vested and are fully exercisable as of December 13, 2001. During 2001, the Company also granted options to purchase 80,000 shares to Brian
F. Coleman exercisable at $2.55 per share, all of which vested as of December 13, 2001, and which became exercisable as follows: 39,215 on 12/13/01, 39,215 on 12/13/02 and 1,570 on 12/13/03. In addition, during 2001, the Company also granted options to certain employees to purchase 20,000 shares exercisable at $2.55 per share. Such options vest quarterly in equal amounts over three years, commencing with the first quarter of 2002. During 2002, the Company granted options to purchase 40,000 shares to Neil B. Gafarian exercisable at $2.65 per share. In addition, during 2002, in lieu of salary, the Company granted options to purchase 45,000 shares to Kevin J. Zugibe exercisable at prices ranging from $1.40 to $2.50 per share. All such options vest immediately and become exercisable at various dates through June 2003 (see Note 12 to the Notes of the Consolidated Financial Statements).

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

As of December 31, 2002, the Company had options outstanding to purchase 1,152,716 shares of Common Stock under the 1997 Plan. During 1998, the Company granted non-qualified options to purchase 40,000, 25,000 and 25,000 shares at an exercise price of $3.00 per share to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested on August 31, 1998. In addition, during 1998, the Company also granted options to purchase 430,666 shares to certain officers, directors and employees, exercisable at prices ranging from $2.50 to $4.375 per share. During 1999, the Company granted options to purchase 1,000 shares each at an exercise price of $2.00 per share to Kevin
J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vested and are fully exercisable as of November 3, 2000; November 3, 1999 and November 3, 1999, respectively. In addition, during 1999, the Company also granted options to purchase 156,000 shares to certain officers, directors and employees, exercisable at prices ranging from $1.781 to $2.63 per share. During 2000, the Company granted options to purchase 100,000 shares at an exercise price of $2.375 per share to Kevin J. Zugibe, which options vest at a rate of 50% upon issuance and 50% on the first anniversary date, and which become exercisable as follows: 14,500 on 8/4/00, 27,500 on 11/3/00, 14,500 on
8/4/01, 27,000 on 11/3/01, 14,500 on 8/4/02 and 2,000 on 11/2/02. During 2000,
the Company granted options to purchase 37,500 and 62,500 shares at an exercise price of $2.375 per share to Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vest at a rate of 50% upon issuance and 50% on the first anniversary date. In addition, during 2000, the Company also granted options to purchase 274,500 shares to certain officers, directors and employees, exercisable at prices ranging from $2.375 to $2.78 per share. During 2001, the Company granted options to purchase 105,000 shares at an exercise price of $2.375 per share to Kevin J. Zugibe, which options vested and were fully exercisable as of February 7, 2001, as to 60,000 shares, and as of October 23, 2001 as to 45,000 shares. In addition, during 2001, the Company granted options to purchase 131,000 shares to certain directors and employees ranging from $2.375 to $3.08 per share. Such options vested and were fully exercisable as of the date of issuance. During 2002, the Company granted options to purchase 10,000 shares to James R. Buscemi exercisable at $1.30 per share. In addition, during 2002, the Company granted options to purchase

68,400 shares to certain employees at prices ranging from $1.30 to $1.60 per share. All such 2002 option issuances vested and were fully exercisable as of the date of issuance (see Note 12 to the Notes to the Consolidated Financial Statements included in this report on Form 10-KSB).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information as of March 7, 2003 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

                                                          Amount and
                                                           Nature of           Percentage of
                                                          Beneficial           Common Shares
     Name and Address of Beneficial Owner (1)            Ownership (2)             Owned
     ----------------------------------------            -------------             -----
     Kevin J. Zugibe                                       604,563(3)               10.9%
     Brian F. Coleman                                      154,835(4)                2.9%
     Neil B. Gafarian                                       40,000(5)                   *
     Charles F. Harkins                                     89,165(6)                1.7%
     Stephen P. Mandracchia                                346,378(7)                6.6%
     Vincent P. Abbatecola                                  30,000(8)                   *
     Robert L. Burr                                            -- (9)                   *
     Dominic J. Monetta                                     35,000(8)                   *
     Otto C. Morch                                          25,600(8)                   *
     Harry C. Schell                                        79,000(10)               1.5%
     Robert M. Zech                                          5,000(11)                  *
     DuPont Chemical and Energy
        Operations, Inc.                                   500,000(12)               8.8%
     Flemings Funds                                      4,945,694(13)              48.9%
     All directors and executive officers as a group
     (12 persons)                                        1,409,541(14)              23.3%

* = Less than 1%

----------

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 275 North Middletown Road, Pearl River, New York 10965.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 7, 2003. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 7, 2003 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common stock beneficially owned by them.

(3) Includes (i) 40,000 shares which may be purchased at $3.00 per share; (ii) 1,000 shares which may be purchased at $2.00 per share; (iii) 40,000 shares which may be purchased at $2.375 per share; (iv) 100,000 shares which may be purchased at $2.375 per share; (v) 60,000 shares which may be purchased at $2.375 per share; (vi) 45,000 shares which may be purchased at $2.375 per share;
(vii) 15,000 shares which may be purchased at $2.551 per share; (viii) 15,000 shares which may be purchased at $2.50 per share; (ix) 15,000 shares which may be purchased at $1.90 per share; (x) 15,000 shares which may be purchased at $1.40 per share; and (xi) 20,835 shares which may be purchased at $2.551 per share under immediately exercisable options.

(4) Includes (i) 25,000 shares which may be purchased at $2.50 per share; (ii) 1,000 shares which may be purchased at $1.78 per share; (iii) 37,500 shares which may be purchased at $2.375 per share; and (iv) 80,335 shares which may be purchased at $2.551 per share under immediately exercisable options.

(5) Includes 40,000 shares which may be purchased at $2.65 per share under immediately exercisable options.

(6) Includes (i) 25,000 shares which may be purchased at $2.50 per share; (ii) 55,000 shares which may be purchased at $2.375 per share; (iii) 5,000 shares which may be purchased at $2.53 per share; and (iv) 4,165 shares which may be purchased at $2.55 per share under immediately exercisable options.

(7) Includes (i) 25,000 shares which may be purchased at $3.00 per share; (ii) 40,000 shares which may be purchased at $2.375 per share; (iii) 36,300 shares which may be purchased at $2.375 per share; and (iv) 6,250 shares which may be purchased at $2.551 per share under immediately exercisable options.

(8) Includes (i) 5,000 shares which may be purchased at $3.00 per share; (ii) 5,000 shares which may be purchased at $2.375 per share; (iii) 5,000 shares which may be purchased at $2.375 per share; (iv) 5,000 shares which may be purchased at $3.08 per share; and (v) 5,000 shares which may be purchased at $.85 per share under immediately exercisable options.

(9) Mr. Burr has been appointed a director by the Flemings Funds. The Flemings Funds have not designated a second director for the Company's board. Mr. Burr's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(10) Includes (i) 10,000 shares which may be purchased at $3.00 per share; (ii) 10,000 shares which may be purchased at $2.375 per share; (iii) 10,000 shares which may be purchased at $2.785 per share; (iv) 10,000 shares which may be purchased at $3.08 per share; and (v) 10,000 shares which may be purchased at $.85 per share under immediately exercisable options.

(11) Includes 5,000 shares which may be purchased at $.85 per share under immediately exercisable options.

(12) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. ("DCEO") and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(13) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming US Discovery Partners, L.P. and its general partner, Fleming US Discovery Partners LLC, collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership of the Flemings Funds assumes the conversion of Series A Preferred Stock owned by the Flemings Funds (which constitutes all of the outstanding Series A Preferred Stock) to Common Stock at a conversion rate of $2.375 per share. The holders of shares of Series A Preferred Stock vote together with the holders of the Common Stock based upon the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Also includes (i) 10,000 shares which may be purchased at $2.375 per share; (ii) 10,000 shares which may be purchased at $2.785 per share; (iii) 10,000 shares which may be purchased at $3.08 per share; and (iv) 5,000 shares which may be purchased at $.85 per share under immediately exercisable options. Flemings Funds address is c/o JP Morgan Chase & Co., 1221 Avenue of the Americas, 40th Floor, New York, New York 10020, except for Fleming US Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda LTD., 6 Front Street, Hamilton HM11 Bermuda.

(14) Includes exercisable options to purchase 891,385 shares of Common Stock owned by the directors and officers as a group. Excludes 4,945,694 shares beneficially owned by the Flemings Funds.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002.

                                                                                                     Number of securities remaining
                                      Number of securities to be                                      available for issuance under
                                       issued upon exercise of        Weighted-average exercise        equity compensation plans
                                    outstanding options, warrants       price of outstanding        (excluding securities reflected
                                              and rights            options, warrants and rights              in column a)
Plan Category                                    (a)                             (b)                              (c)
Equity compensation plans
approved by security holders:                 1,762,716                           $3.14                        802,844

Equity compensation plans not
approved by security holders (1):               166,842                           $3.02                             --
                                              ---------                                                        -------

Total                                         1,929,558                           $3.13                        802,844

----------
(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options and warrants are five years in duration, expire at various dates between March 2003 and March 2004, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 12 of Notes to the Consolidated Financial Statements for a description of the Company's Stock Option Plans.

Item 12. Certain Relationships and Related Transactions

In the regular course of its business, the Company purchases refrigerants from and sells refrigerants to DuPont and performs recovery, reclamation, RefrigerantSide(R) Services and other services for DuPont. During the years ended December 31, 2002 and 2001, the Company had sales to DuPont in the amount of $974,000 and $1,124,000, respectively (see "Description of Business" - Strategic Alliance).

On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation preference of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the Sale of the Series A Preferred Stock were $3,000,000. Mr. Burr, a director of the Company, has a consulting agreement with J.P. Morgan Partners under which he is the lead partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P.

In November 2002, the Company consummated the private sale of Bridge Notes to certain officers and certain members of their family and the holders of the Series A Preferred Stock, for which it received gross proceeds of $655,000. The Bridge Notes were for a term of one year and were subordinate in payment to the Company's obligations under its credit facility with CIT. In accordance with the terms of the Bridge Notes, each of the purchasers, at their option, elected to defer quarterly interest payments which were to be added to the principal amount of the Bridge Notes as of each interest payment date and which accrued interest would, in turn, accrue interest at 12% per annum. The Bridge Notes automatically exchanged for the Exchange Notes, upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of Convertible Notes to certain officers and certain members of their family and the holders of the Series A Preferred Stock, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. The Notes have a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. Holders of the Notes had the one time option to elect to either receive payments of interest on a quarterly basis, subject to the limitations described below, or defer quarterly interest payments, in which case, interest would be added to the outstanding amount of the Notes on each quarterly payment date and accrue interest at the then effective Notes interest rate. The Notes are unsecured and subordinate in payment to the Company's obligations under its credit facility with CIT. The Notes may not be prepaid in cash by the Company without the prior consent of CIT and payment of interest, if any, in cash on any scheduled quarterly interest payment date is limited to an aggregate of $20,000 per calendar year. Holders of the Notes have the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the Conversion Rate of $.79 per share.

In the event of an Equity Offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), all outstanding principal and interest, if any, on the Notes shall be either (i) applied to the purchase of equity securities in the Equity Offering at the public offering purchase price, or (ii) converted into restricted shares of Common Stock at the then effective Conversion Rate. Holders of the Notes have the right to determine, to the extent that securities are legally available for purchase in the Equity Offering, whether to apply the Notes to acquire such equity securities sold in the Equity Offering or convert the Notes into Common Stock; provided, however, that in the event that all or a portion of outstanding principal and interest, if any, of the Notes exceeds the number of equity securities available in the Equity Offering, the balance of the Notes not applied to the purchase of equity securities will be converted into restricted shares of Common Stock at the then-effective Conversion Rate.

The Conversion Rate of the Notes is subject to adjustment on a full ratchet basis (i.e., if the Company issues any stock at a price less than the Conversion Rate, the Conversion Rate for all shares issuable upon conversion of the Notes will be adjusted downward to such price) in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective Conversion Rate. In addition, the Conversion Rate is subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock;
(ii) any payment, issuance or distribution by the Company to its stockholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the Conversion Rate of their Convertible Notes to the Modified Conversion Rate of

$1.13 (the average closing sale price of the Company's Common Stock as reported on the Nasdaq Small Cap Market for the five business days immediately preceding the execution of the modification agreements); provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the Modified Conversion Rate but in excess of $.79, the Conversion Rate of the Notes will be adjusted to not less than the public offering price.

The Company is obligated to issue to the holders of the Notes, on the earlier of
(a) December 20, 2003, or (b) the consummation by the Company of an Equity Offering, Note Warrants to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible at December 20, 2002. Each Note Warrant will be exercisable to purchase one share of Common Stock for a period of five years from issuance at an Exercise Price equal to 110% of the lesser of (i) the Conversion Price of the Notes as of December 20, 2002, or (ii) the Conversion Price of the Notes on the date of issuance of the Note Warrants. The Exercise Price of the Note Warrants will be subject to the anti-dilution adjustment on terms substantially similar to anti-dilution adjustment of the Conversion Rate of the Notes. As of December 20, 2002, the Company has recognized an original issue discount of $220,000, in connection with the issuance of the Note Warrants.

The Bridge Notes and the Notes were issued by the Company in reliance on Section 4(2) of the Securities Act and upon Regulation D promulgated thereunder. In relying upon such exemption (i) the Company did not engage in any "general solicitation" and (ii) each of the purchasers represented that (a) it was either an "accredited investor" as defined in Rule 501 promulgated under the Securities Act, or otherwise met the Company's investor suitability standard, (b) it was capable of evaluating the merits and risks of an investment in the Convertible Notes, (c) it was acquiring the Convertible Notes for its own account and not with a view to, or for resale in connection with, any distribution within the meaning of the Securities Act, in violation of the Securities Act, and (d) it was provided with access to all necessary information to enable it to evaluate the financial risk inherent in the transaction.

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. At the direction of the Nasdaq Stock Market, Inc., a minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Although the holders of the Series A Preferred Stock agreed to waive their rights to an immediate downward adjustment of the current $2.375 conversion price of the Series A Preferred Stock in connection with the issuance of the Notes, any subsequent conversion of the Notes will result in a downward adjustment of the conversion price of the Series A Preferred Stock to equal the conversion rate of the Notes. Consequently, upon conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock will cause the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share. Assuming that the Series A Preferred Stock converts to common stock at a conversion price of $.79 per share and based upon 116,629 shares of Series A Preferred Stock issued as of December 31, 2002, the holders of the Series A Preferred Stock would receive 14,763,164 shares of common stock. Similarly, the conversion price of such Series A Preferred Stock may be subsequently adjusted to equal the consideration received by the Company in connection with any subsequent issuance of securities below $2.375.

The designation of the Series A Preferred Stock provided for a proxy granted by the holders of the Series A Preferred Stock in favor of certain of the Company's officers to vote all shares of Common Stock into which the Series A Preferred Stock converts (including any additional shares subsequently acquired by such holders) in excess of 29% of the votes entitled to be cast by the Series A Preferred Stock holders. As noted above, in consideration for consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of Convertible Notes at a conversion rate below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the proxy from the designation of the Series A Preferred Stock.

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

3.9      Amendment to Certificate of Incorporation dated January 3, 2003

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

10.9 Stock Purchase Agreements dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)

10.10 First Amendment to Registration Rights Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)

10.11 First Amendment to Stockholders Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)

10.12 Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (8)

10.13 First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Fund III, L.P., dated March 5, 2002. (8)

10.14 First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Offshore Fund III, L.P., dated March 5, 2002. (8)

10.15    Form of 10% Subordinated Convertible Note dated December 20, 2002.

10.16 Form of Common Stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002.

21       Subsidiaries of the Registrant.

23.1     Consent of BDO Seidman, LLP.

99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.

(*)      Denotes Management Compensation Plan, agreement or arrangement.

(b)   Reports on Form 8-K:

      During the quarter ended December 31, 2002, no report on Form 8-K was filed.

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions of the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under the potential future conditions, regardless of how remote such condition may be. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.


By:  /s/ Kevin J. Zugibe
     -------------------
     Kevin J. Zugibe, Chairman and Chief Executive Officer

Date: April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                     Title                                          Date
        ---------                                     -----                                          ----
/s/ Kevin J. Zugibe                Chairman of the Board and Chief Executive Officer             April 14, 2003
------------------------           (Principal Executive Officer)
Kevin J. Zugibe

/s/ James R. Buscemi               Chief Financial Officer (Principal Financial and              April 14, 2003
------------------------           Accounting Officer)
James R. Buscemi

/s/ Vincent Abbatecola             Director                                                      April 14, 2003
------------------------
Vincent Abbatecola

/s/ Robert L. Burr                 Director                                                      April 14, 2003
------------------------
Robert L. Burr

/s/ Dominic J. Monetta             Director                                                      April 14, 2003
------------------------
Dominic J. Monetta

/s/ Otto C. Morch                  Director                                                      April 14, 2003
------------------------
Otto C. Morch

/s/ Harry C. Schell                Director                                                      April 14, 2003
------------------------
Harry C. Schell

/s/ Robert M. Zech                 Director                                                      April 14, 2003
------------------------
Robert M. Zech

                            Hudson Technologies, Inc.
                  Certification of Principal Executive Officer

I, Kevin J. Zugibe, Chief Executive Officer and Chairman of the Board, of Hudson Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Hudson Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 14, 2003


                                                     /s/ Kevin J. Zugibe
                                                     -------------------
                                                     Kevin J. Zugibe
                                                     Chief Executive Officer and
                                                     Chairman of the Board

                            Hudson Technologies, Inc.
                    Certification of Chief Financial Officer

I, James R. Buscemi, Chief Financial Officer, of Hudson Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Hudson Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 14, 2003


                                                        /s/ James R. Buscemi
                                                        --------------------
                                                        James R. Buscemi
                                                        Chief Financial Officer

                            Hudson Technologies, Inc.
                        Consolidated Financial Statements

                                    Contents
--------------------------------------------------------------------------------

Report of Independent Certified Accountants                              35
Audited Consolidated Financial Statements:
o Consolidated Balance Sheet                                             36
o Consolidated Statements of Operations                                  37
o Consolidated Statements of  Stockholders' Equity                       38
o Consolidated Statements of  Cash Flows                                 39
o Notes to the Consolidated Financial Statements                         40

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.
Pearl River, New York

      We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's credit facility expires in April 2003 and the Company has not renewed the agreement. This item has raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/ BDO Seidman, LLP
    Valhalla, New York
    March 7, 2003

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheet
         (Amounts in thousands, except for share and par value amounts)

                                                                                  December 31, 2002
                                                                                  -----------------
Assets
Current assets:
     Cash and cash equivalents                                                             $    545
     Trade accounts receivable - net                                                          1,971
     Inventories                                                                              2,967
     Prepaid expenses and other current assets                                                  249
                                                                                           --------
          Total current assets                                                                5,732

Property, plant and equipment, less accumulated depreciation                                  2,551
Other assets                                                                                    139
                                                                                           --------
          Total Assets                                                                     $  8,422
                                                                                           --------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                                  $  3,278
    Short-term debt                                                                           2,582
                                                                                           --------
           Total current liabilities                                                          5,860
Long-term debt, less current maturities                                                         124
Long-term debt - related parties                                                                930
                                                                                           --------
           Total Liabilities                                                                  6,914
                                                                                           --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock shares authorized 5,000,000:
      Series A Convertible Preferred stock, $.01 par value ($100 liquidation preference value); shares authorized 150,000;
      issued and outstanding 116,629                                                         11,663
    Common stock, $0.01 par value; shares authorized 50,000,000;
       issued outstanding 5,165,020                                                              52
    Additional paid-in capital                                                               20,019
    Accumulated deficit                                                                     (30,226)
                                                                                           --------
           Total Stockholders' Equity                                                         1,508
                                                                                           --------

 Total Liabilities and Stockholders' Equity                                                $  8,422
                                                                                           ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
         (Amounts in thousands, except for share and per share amounts)

                                                       For the year ended December 31,
                                                       -------------------------------
                                                            2002             2001
                                                        -----------       -----------
Revenues                                                $    19,963       $    20,768
Cost of sales                                                14,505            14,971
                                                        -----------       -----------
Gross Profit                                                  5,458             5,797
                                                        -----------       -----------

Operating expenses:
     Selling and marketing                                    2,412             2,322
     General and administrative                               4,357             4,475
     Depreciation and amortization                            1,142             1,220
                                                        -----------       -----------
          Total operating expenses                            7,911             8,017
                                                        -----------       -----------

Operating loss                                               (2,453)           (2,220)
                                                        -----------       -----------
Other income (expense):
     Interest expense                                          (347)             (423)
     Other income                                               253               230
     Gain on sale of assets                                      25                14
                                                        -----------       -----------
          Total other income (expense)                          (69)             (179)
                                                        -----------       -----------

Loss before income taxes                                     (2,522)           (2,399)

Income taxes                                                     --                --
                                                        -----------       -----------

Net loss                                                     (2,522)           (2,399)

Preferred stock dividends                                      (796)             (723)
                                                        -----------       -----------

Available for common shareholders                       $    (3,318)      $    (3,122)
                                                        ===========       ===========

Net loss per common share - basic and diluted           $     (0.64)      $     (0.61)
                                                        ===========       ===========
Weighted average number of shares
  outstanding                                             5,162,228         5,103,733
                                                        ===========       ===========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                 Consolidated Statements of Stockholders' Equity

                (Amounts in thousands, except for share amounts)

                                           Preferred Stock            Common Stock
                                           ---------------            ------------
                                                                                           Additional
                                                                                             Paid-in      Accumulated
                                         Shares       Amount       Shares       Amount       Capital         Deficit        Total
                                         ------       ------       ------       ------       -------         -------        -----
Balance at December 31, 2000             72,195      $ 7,219      5,088,820      $ 51        $ 21,133       $(25,305)      $ 3,098

Issuance of Common
Stock upon exercise
of stock options                             --           --         67,700         1             150             --           151

Issuance of Series A
Preferred Stock - Net                    30,000        3,000             --        --             (60)            --         2,940

Dividends paid in-
kind on Series A
Preferred Stock                           6,550          656             --        --            (656)            --            --

Net Loss                                     --           --             --        --              --         (2,399)       (2,399)
                                        -------      -------      ---------      ----        --------       --------       -------

Balance at December 31, 2001            108,745       10,875      5,156,520        52          20,567        (27,704)        3,790

Issuance of Common
Stock upon exercise of
stock options                                --           --          8,500        --              20             --            20

Dividends paid in-
kind on Series A
Preferred Stock                           7,884          788             --        --            (788)            --            --

Original issue
discount on related
party debt in
connection with
issuance of warrants                         --           --             --        --             220             --           220

Net Loss                                     --           --             --        --              --         (2,522)       (2,522)
                                        -------      -------      ---------      ----        --------       --------       -------

Balance at December 31, 2002            116,629      $11,663      5,165,020      $ 52        $ 20,019       $(30,226)      $ 1,508
                                        =======      =======      =========      ====        ========       ========       =======

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts in thousands)

                                                                   For the year ended December 31,
                                                                   -------------------------------
                                                                       2002            2001
                                                                       ----            ----
Cash flows from operating activities:
Net loss                                                              $(2,522)        $(2,399)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                                      1,142           1,220
     Allowance for doubtful accounts                                      144              60
     Gain on sale of assets                                               (25)            (14)
     Changes in assets and liabilities:
        Trade accounts receivable                                         631            (218)
        Inventories                                                      (580)           (486)
        Prepaid expenses and other current assets                         (99)             47
        Other assets                                                      (24)            (17)
        Accounts payable and accrued expenses                              (9)           (548)
        Deferred income                                                    --              (6)
                                                                      -------         -------
          Cash used by operating activities                            (1,342)         (2,361)
                                                                      -------         -------
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                       244             937
Additions to patents                                                       --              (9)
Additions to property, plant, and equipment                              (324)           (374)
                                                                      -------         -------
          Cash provided (used) by investing activities                    (80)            554
                                                                      -------         -------
Cash flows from financing activities:
Proceeds from issuance of preferred stock - net                            --           2,940
Proceeds from issuance of common stock - net                               20             151
Proceeds from short-term debt - net                                        28             272
Proceeds from long-term debt                                            1,325              --
Repayment of  long-term debt                                             (788)         (1,037)
                                                                      -------         -------
          Cash  provided by financing activities                          585           2,326
                                                                      -------         -------
    Increase (decrease) in cash and cash equivalents                     (837)            519
    Cash and equivalents at beginning of period                         1,382             863
                                                                      -------         -------
          Cash and equivalents at end of period                       $   545         $ 1,382
                                                                      =======         =======

Supplemental disclosure of cash flow information:

     Cash paid during period for interest                             $   347         $   423
Supplemental schedule of non-cash investing
  and financing activities:
      In-kind payment of preferred stock dividends                    $   788         $   656

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 2002, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2002.

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

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information and the carrying value of its accounts receivable are reduced by the established allowance. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectable, along with a general reserve for the remaining accounts receivable balances. The Company may adjust its general or specific reserves based on factors that affect the collectibility of the accounts receivable balances.

During the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues and as of December 31, 2002 there was $223,000 accounts receivable balance from this customer. During the year ended December 31, 2001, one customer accounted for 15% of the Company's revenues and as of December 31, 2001 there were no related accounts receivable balance from this customer. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have an adverse effect on the Company's financial position and results of operations.

During the years ended December 31, 2002 and 2001, the Company had sales to E.I. DuPont de Nemours and Company ("DuPont"), an affiliate, in the amount of $974,000 and $1,124,000, respectively.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide(R) Services revenues. The revenues for each of these lines are as follows:

      Year Ended December 31,                        2002           2001
      (in thousands)                                 ----           ----
      Refrigerant and reclamation sales             $16,528        $16,810
      RefrigerantSide(R) Services                     3,435          3,958
                                                    -------        -------
      Total                                         $19,963        $20,768
                                                    =======        =======

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period plus dividends on the outstanding Series A Preferred Stock, $796,000 and $723,000 for the years ended December 31, 2002 and 2001, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2002 or 2001.

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

Stock options

The Company has historically used the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options.

Both the stock-based employee compensation cost included in the determination of the net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro-forma net income and earning per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

      Years ended December 31,                              2002          2001
      Pro forma results                                     ----          ----
      (In thousands, except per share amounts)
      Net loss available for common shareholders:
         As reported                                      $(3,318)      $(3,122)
         Total stock based employee compensation
           expense determined under fair value based
           method                                             387           447
                                                          -------       -------
         Pro forma                                        $(3,705)      $(3,569)
      Loss per common share-basic and diluted:
         As reported                                      $  (.64)      $  (.61)
         Pro forma                                        $  (.72)      $  (.70)

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

In December 2002, the FASB issued FASB statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), an amendment of SFAS No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method for stock-based compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002.

The Company will adopt each of the above pronouncements effective January 1, 2003. Currently, the Company does not believe that these adoptions will have a material impact on its financial position and results of operations.

Note 2 - Liquidity and going concern

The Company has been substantially dependent on loans from CIT Group/Business Credit, Inc. ("CIT") and its principal stockholders, and proceeds from the sale of its securities. In addition, the agreement between CIT, the Company's primary lender, and the Company expires on April 29, 2003 and the Company has not obtained a renewal of this credit facility. Although the Company believes it can obtain replacement financing should CIT decide not to continue its lending relationship with the Company there can be no assurance that it can obtain such financing.

Even if the Company is able to replace its current credit facility with CIT the Company anticipates that it will need to raise additional capital in 2003. No assurances can be made that the Company will be successful in the sales of its securities or in obtaining an extension or renewal of its credit facility to meet the Company's working capital needs. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed above, the Company is dependent on outside sources of financing to fund its working capital needs. This condition gives rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Note 3 - Dispositions

Effective March 19, 1999, the Company sold 75% of its stock ownership in Environmental Support Solutions, Inc. ("ESS") to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year 6% interest bearing note in the amount of $380,000. The Company has recognized as income the portion of the proceeds associated with the note receivable upon the receipt of cash. The Company recognized a valuation allowance for 100% of the note receivable. Subsequent to March 19, 1999, in two separate transactions, ESS redeemed the balance of the Company's stock ownership in ESS and the proceeds from the redemption were included as other income. Pursuant to an agreement dated January 22, 2002, ESS and the Company agreed to a 16% discount of the outstanding balance on the note receivable. On January 25, 2002, as part of a capital financing completed by ESS, ESS paid the Company $231,951, representing the discounted balance as of that date, as full satisfaction of the note received and as of that date, the Company recognized the proceeds as other income.

Note 4 - Other income

For the year ended December 31, 2002, other income of $253,000 consisted primarily of the prepayment of the remaining balance of the note receivable from ESS and to a lesser extent, interest income. For the year ended December 31, 2001, other income of $230,000 consisted primarily of interest income, lease rental income from the Company's Ft. Lauderdale facility, which was sold on March 22, 2001, and payments received from the note receivable from ESS.

Note 5 - Income taxes

During the years ended December 31, 2002 and 2001, there was no income tax expense recognized due to the Company's net losses.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

        Year ended December 31,                    2002            2001
        (in percents)                              ----            ----
        Income tax rates
        ----------------
         - Statutory U.S. Federal rate            (34%)           (34%)
         - States, net U.S. benefits               (4%)            (4%)
         - Valuation allowance                     38%             38%
                                                  ---             ---
        Total                                      --%             --%
                                                  ===             ===

As of December 31, 2002, the Company has net operating loss carryforwards, ("NOL's") of approximately $27,900,000 expiring 2007 through 2022 for which a 100% valuation allowance has been recognized. Included in the NOL's are NOL's from Refrigerant Reclamation Corporation of America, acquired during 1995 as a subsidiary of the Company, in the amount of approximately $4,488,000, which are subject to annual limitations of approximately $367,000 and expire from 2007 through 2010.

Elements of deferred income tax assets (liabilities) are as follows:

       December 31,                               2002
       (in thousands)                             ----
      Deferred tax assets (liabilities)
      ---------------------------------
       - Depreciation & amortization            $     91
       - Reserves for doubtful accounts               92
       - NOL                                      10,631
       - Other                                         8
                                                --------
      Subtotal                                    10,822
       - NOL valuation allowance                 (10,822)
                                                --------
      Total                                     $     --
                                                ========

Note 6- Trade accounts receivable - net

At December 31, 2002, trade accounts receivable are net of reserves for doubtful accounts of $262,000.

Note 7 - Inventories

Inventories consisted of the following:

      December 31,                                2002
      (in thousands)                              ----
      Refrigerant and cylinders                 $  2,328
      Packaged refrigerants                          639
                                                --------
      Total                                     $  2,967
                                                ========

Note 8 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

       December 31,                               2002
       (in thousands)                             ----
      Property, plant, & equipment
      ----------------------------
       - Equipment                              $  6,661
       - Equipment under capital lease               253
       - Vehicles                                  1,288
       - Furniture & fixtures                        203
       - Leasehold improvements                      542
       - Equipment under construction                188
                                                --------
      Subtotal                                     9,135
      Accumulated depreciation & amortization      6,584
                                                --------
       Total                                    $  2,551
                                                ========

Note 9- Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

      December 31,                                        2002
       (in thousands)                                     ----
      Short-term & long-term debt
      ---------------------------
      Short-term debt:
       - Bank credit line                               $ 2,034
       - Bank term loan                                     303
       - Long-term debt: current                            245
                                                        -------
      Subtotal                                            2,582
                                                        -------
      Long-term debt:
       - Capital lease obligations                           79
       - Vehicle loans                                      290
       - Loans from related parties                         930
       - Less: current maturities                          (245)
                                                        -------
      Subtotal                                            1,054
                                                        -------
      Total                                             $ 3,636
                                                        =======

Bank credit line and term loan

The Company has entered into a credit facility with CIT, which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan and expires in April 2003. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of December 31, 2002, the Company had availability under its revolving line of credit of approximately $292,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan of up to an additional $1,000,000 are based on future capital expenditures. As of December 31, 2002, the Company had approximately $303,000 outstanding under its term loans and $2,034,000 outstanding under its revolving line of credit and due to the expiration of the credit facility in April 2003, all such amounts are reflected on the Company's December 31, 2002 Balance Sheet as current liabilities. The facility bears interest at the prime rate plus 1.5%, 5.75% at December 31, 2002, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

The Company is currently in negotiations with CIT regarding a possible extension of the term of the credit facility or the entering into of a new credit facility and is also seeking alternate sources of financing. While the Company believes that it will be able to obtain replacement financing, there can be no assurance that CIT will continue to lend funds to the Company after the expiration of the current credit facility or that the Company will be able to obtain alternate financing from another source should CIT decide not to continue providing financing to the Company. However, even if the Company is able to obtain replacement financing it may be on terms that are less favorable to the Company than the current CIT credit facility. A failure of the Company to obtain financing from CIT or an alternate source after the expiration of the current CIT credit facility would have a material adverse affect on the Company's operations and financial condition.

Vehicle Loans

During 1999, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's on-site services. The loans are payable in 60 monthly payments through October 2004 and bear interest at 9.0% to 9.98%.

Scheduled maturities of the Company's long-term debts and capital lease obligations are as follows:

            Debts and capital lease obligations
            Years ended December 31,                          Amount
            ------------------------                          ------
            (in thousands)
             - 2003                                           $  245
             - 2004                                            1,045
             - 2005                                                3
             - 2006                                                3
             - 2007                                                3
                                                              ------
            Total                                             $1,299
                                                              ======

Lease Obligations

The Company rents certain equipment with a net book value of approximately $124,000 for leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

            Scheduled capital lease obligation payments
            Years ended December 31,                          Amount
            ------------------------                          ------
            (in thousands)
             - 2003                                             $ 52
             - 2004                                               18
             - 2005                                                3
             - 2006                                                3
             - 2007                                                3
                                                                ----
            Total                                               $ 79
                                                                ====

Loans from Related Parties

In November 2002, the Company consummated the private sale of unsecured 12% subordinated promissory notes ("Bridge Notes") to certain officers and certain members of their family and holders of the Series A Preferred Stock, for which it received gross proceeds of $655,000. The Bridge Notes were for a term of one year and were subordinate in payment to the Company's obligations under its credit facility with CIT. In accordance with the terms of the Bridge Notes, each of the purchasers, at their option, elected to defer quarterly interest payments which were to be added to the principal amount of the Bridge Notes as of each interest payment date and which accrued interest would, in turn, accrue interest at 12% per annum. The Bridge Notes automatically exchanged for unsecured convertible subordinated promissory notes, described in more detail immediately below, ("Exchange Notes") upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of unsecured 10% convertible subordinated promissory notes ("Convertible Notes"), certain officers and certain members of their family and holders of the Series A Preferred Stock, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. As of December 2002, the Exchange Notes and the Convertible Notes were identical in terms and together are referred to herein as the ("Notes"). The Notes have a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. Holders of the Notes had the one time option to elect to either receive payments of interest on a quarterly basis, subject to the limitations described below, or defer quarterly interest payments, in which case, interest would be added to the outstanding amount of the Notes on each quarterly payment date and accrue interest at the then effective Notes interest rate. The Notes are unsecured and subordinate in payment to the Company's obligations under its credit facility with CIT. The Notes may not be prepaid in cash by the Company without the prior consent of CIT and payment of interest, if any, in cash on any scheduled quarterly interest payment date is limited to an aggregate of $20,000 per calendar year. Holders of the Notes have the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.79 per share (the average closing sale price of the Company's Common Stock as reported on the Nasdaq Small Cap Market for the five business days immediately preceding the issuance of the Notes), subject to certain anti-dilution adjustments (the "Conversion Rate").

In the event of a public offering of equity securities ("Equity Offering") by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), all outstanding principal and interest, if any, on the Notes shall be either (i) applied to the purchase of equity securities in the Equity Offering at the public offering purchase price, or (ii) converted into restricted shares of Common Stock at the then effective Conversion Rate. Holders of the Notes have the right to determine, to the extent that securities are legally available for purchase in the Equity Offering, whether to apply the Notes to acquire equity securities or convert the Notes into Common Stock; provided, however, that in the event that all or a portion of outstanding principal and interest, if any, of the Convertible Notes exceeds the number of equity securities available in the Equity Offering, the balance of the Notes not applied to the purchase of equity securities will be converted into restricted shares of Common Stock at the then-effective Conversion Rate.

The Conversion Rate of the Notes is subject to adjustment on a full ratchet basis (i.e., if the Company issues any stock at a price less than the Conversion Rate, the Conversion Rate for all shares issuable upon conversion of the Notes will be adjusted downward to such price) in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective Conversion Rate. In addition, the Conversion Rate is subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock;
(ii) any payment, issuance or distribution by the Company to its stockholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the Conversion Rate of their Convertible Notes to $1.13 (the average closing sale price of the Company's Common Stock as reported on the Nasdaq Small Cap Market for the five business days immediately preceding the execution of the modification agreements) (the "Modified Conversion Rate"); provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the Modified Conversion Rate but in excess of $.79, the Conversion Rate of the Convertible Notes will be adjusted to not less than the public offering price.

The Company is obligated to issue to the holders of the Notes, on the earlier of
(a) December 20, 2003, or (b) the consummation by the Company of an Equity Offering, Common Stock purchase warrants (the "Note Warrants") to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible at December 20, 2002. Each Note Warrant will be exercisable to purchase one share of Common Stock for a period of five years from issuance at an exercise price (the "Exercise Price") equal to 110% of the lesser of (i) the Conversion Price of the Notes as of December 20, 2002, or (ii) the Conversion Price of the Notes on the date of issuance of the Note Warrants. The Exercise Price of the Note Warrants will be subject to anti-dilution adjustment on terms substantially similar to the anti-dilution adjustment of the Conversion Rate of the Notes. As of December 20, 2002, the Company has recognized an original issue discount of $220,000, in connection with the issuance of the Note Warrants.

Average short-term debt for the year ended December 31, 2002 totaled $2,577,000 with a weighted average interest rate of approximately 6.15%.

Note 10 - Stockholders' equity

(i) On April 28, 1998, in connection with the loan agreements with CIT, the Company issued to CIT warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to 110% of the then fair market value of the stock, which on the date of issuance was $4.33 per share. The value of the warrants was not deemed to be material and the warrants expire on April 29, 2003. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock.

(ii) On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock currently converts to Common Stock at a price of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999.

(iii) On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $3,000,000. The Series A Preferred Stock currently converts to Common Stock at a price of $2.375 per share, which was 23% above the closing market price of Common Stock on February 15, 2001.

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. At the direction of the Nasdaq Stock Market, Inc., a minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Although the holders of the Series A Preferred Stock agreed to waive their rights to an immediate downward adjustment of the current $2.375 conversion price of the Series A Preferred Stock in connection with the issuance of the Notes, any subsequent conversion of the Notes will result in an immediate downward adjustment of the conversion price of the Series A Preferred Stock to equal the conversion rate of the Notes. Consequently, upon conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock will cause the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share. Assuming that the Series A Preferred Stock converts to common stock at a conversion price of $.79 per share and based upon 116,629 shares of Series A Preferred Stock issued as of December 31, 2002, the holders of the Series A Preferred Stock would receive 14,763,164 shares of common stock. Similarly, the conversion price of such Series A Preferred Stock may be subsequently adjusted to equal the consideration received by the Company in connection with any subsequent issuance of securities below $2.375.

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. The designation of the Series A Preferred Stock provided for a proxy granted by the holders of the Series A Preferred Stock in favor of certain of the Company's officers to vote all shares of Common Stock into which the Series A Preferred Stock converts (including any additional shares subsequently acquired by such holders) in excess of 29% of the votes entitled to be cast by the Series A Preferred Stock holders. As noted above, in consideration for consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion rate below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the proxy from the designation of the Series A Preferred Stock and the designation of the Series A Preferred Stock was amended accordingly. The Series A Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding on or after March 31, 2004. The Company used the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide(R) Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30 and September 30, 2002, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued 3,873 and 4,011, respectively, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, after March 30, 2001, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

(iv) The Company engaged an advisor to facilitate the Company's efforts in connection with the March 30, 1999 sale of the Series A Preferred Stock. In addition to the advisor fees, the Company issued to the advisor, warrants, which expire on March 30, 2004, to purchase 136,482 shares of the Company's Common Stock at an exercise price per share of $2.73. The value of the warrants was not deemed to be material.

Note 11 - Commitments and contingencies

Rents, operating leases and contingent income

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through December 31, 2007.

Properties

      Location                     Annual Rent      Lease Expiration Date
      --------                     -----------      ---------------------
      Baltimore, Maryland            $ 27,000               8/2005
      Baton Rouge, Louisiana         $ 21,000               7/2005
      Champaign, Illinois            $132,000              11/2004
      Charlotte, North Carolina      $ 42,000           Month to Month
      Chicago, Illinois              $ 25,000               8/2005
      Fremont, New Hampshire         $  8,000               6/2004
      Fort Myers, Florida            $ 15,000           Month to Month
      Hillburn, New York             $103,000               5/2004
      Houston, Texas                 $ 14,000               6/2003
      Norfolk, VA                    $  4,000           Month to Month
      Pearl River, New York          $ 64,000              12/2007
      Plainview, New York            $  3,000           Month to Month
      Punta Gorda, Florida           $ 76,000              12/2003
      Rantoul, Illinois              $ 39,000           Month to Month
      Salem, New Hampshire           $ 14,000               8/2003
      Seattle, Washington            $ 18,450               3/2004

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the years ended December 31, 2002 and 2001 totaled approximately $743,000 and $837,000, respectively.

Future commitments under operating leases, are summarized as follows:

                 Rent expense
                 Years ended December 31,           Amount
                 ------------------------           ------
                 (in thousands)
                  - 2003                           $   664
                  - 2004                               324
                  - 2005                               120
                  - 2006                                70
                  - 2007                                72
                                                   -------
                 Total                             $ 1,250
                                                   =======

Legal Proceedings

In June 1998, United Water of New York Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of alleged contamination of certain of United's wells which are in close proximity to the Company's Hillburn, New York facility.

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility of approximately 7,800 lbs. of R-11, as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system at the Company's Hillburn facility to remove R-11 levels in the groundwater under and around the Company's facility. The cost of this remediation system was $100,000.

In July 1999, United amended its complaint in the Rockland County action to allege facts relating to, and to seek damages allegedly resulting from the April 1, 1999 R-11 release.

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the settlement, the Company paid to United the sum of $1,000,000 and has been making additional monthly payments in the amount of $5,000, which payments will continue through December 2003. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United that have successfully contained the spread of R-11. The remediation tower was completed in March 2001, and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 of pollution liability insurance per occurrence and in connection with the settlement, exhausted all insurance proceeds available for that occurrence under all applicable policies.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field, whereby, the Company agreed to continue operating the remediation system it installed at its Hillburn facility in May 1999, until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company installed one additional monitoring well and modified the Company's existing remediation system to incorporate a second recovery well. The Company is continuing to operate the remediation system.

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

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and has advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village was below 1 ppb. In October, 2002 the Village advised the Company it intends to proceed with plans to protect its wells and could look to the Company to reimburse the Village for any costs it may incur. To date, no detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs. The Company has agreed to reimburse the Village for approximately $10,000 of costs incurred to date for additional sampling by the Village of its wells and for minor preparatory work in connection with the Village's plan for protecting its wells. The Company continues to work with the Village, and all applicable governmental agencies, to prevent contamination of Village's wells and its water supply.

In February 2003, the Company agreed to extend the statute of limitations applicable to any claims that may be available to Ramapo Land Company, the lessor of the Hillburn facility, arising out of the April 1, 1999 incident for an additional two years. To date, no claims against the Company have been asserted or threatened by Ramapo Land Company.

During the year ended December 31, 2002, the Company charged to operating expense $115,000 in additional remediation costs in connection with these matters. There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect of the Company's financial condition and results of operations. There can be no assurance that the Company's opposition to the EPA's listing of the Company's Hillburn facility on the NPL will be successful, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that Ramapo Land Company will not assert any claim against the Company, or that any such claim will not have a material adverse effect on the Company's financial condition and results of operations.

Note 12 - Stock Option Plans

Effective October 31, 1994, the Company adopted an Employee Stock Option Plan ("1994 Plan") pursuant to which 725,000 shares of common stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the 1994 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless sooner terminated, the 1994 Plan will expire on December 31, 2004.

ISOs granted under the 1994 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Non-qualified options granted under the 1994 Plan may not be granted at a price less than 85% of the market value of the common stock on the date of grant. Options granted under the 1994 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

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

             Years ended December 31,            2002         2001
             Assumptions                         ----         ----
                Dividend Yield                     0%            0%
                Risk free interest rate          3.0%          4.4%
                Expected volatility               60%           60%
                Expected lives                     5             5

A summary of the status of the Company's 1994 and 1997 Plans as of December 31, 2002 and 2001 and changes for the years ending on those dates is presented below:
                                                                      Weighted
                                                                      Average
           Stock Option Plan Grants                  Shares       Exercise Price
           Outstanding at December 31, 2000        1,598,082          $ 3.60
           o        Granted                          456,000          $ 2.52
           o        Forfeited                       (112,700)         $ 4.19
           o        Exercised                        (67,700)         $ 2.23
                                                   ---------
           Outstanding at December 31, 2001        1,873,682          $ 3.35
           o        Granted                          163,400          $ 1.88
           o        Forfeited                       (265,866)         $ 4.12
           o        Exercised                         (8,500)         $ 2.30
                                                   ---------
           Outstanding at December 31, 2002        1,762,716          $ 3.14
                                                   =========

Data summarizing year-end options exercisable a nd weighted average fair-value of options granted during the years ended December 31, 2002 and 2001 is shown below:

           Options Exercisable
                                                  Year ended       Year ended
                                                  December 31,     December 31,
                                                      2002             2001

           Options exercisable at year-end         1,689,383        1,656,397

           Weighted average exercise price             $3.17            $3.42

           Weighted average fair value of              $1.80            $2.63
           options granted during the year

                    Options Exercisable at December 31, 2002

                                                          Weighted-average
                                          Number              Exercise
           Range of Prices             Outstanding              Price
           ---------------             -----------              -----
           $1 to $4                     1,556,617              $ 2.59
           $4 to $8                        12,766              $ 4.04
           $8 to $12                      120,000              $10.50
                                        ---------
           $1 to $12                    1,689,383              $ 3.17
                                        =========

The following table summarizes information about stock options outstanding at December 31, 2002:

                    Options Outstanding At December 31, 2002

                                          Weighted-average
                                             Remaining       Weighted-average
            Range of         Number         Contractual          Exercise
             Prices       Outstanding           Life              Price
             ------       -----------           ----              -----
          $1 to $4         1,629,950         2.92 years           $ 2.59
          $4 to $8            12,766         1.00 years           $ 4.04
          $8 to $12          120,000         1.00 years           $10.50
                           ---------
          $1 to $12        1,762,716         2.78 years           $ 3.14
                           =========

During the initial phase-in period of SFAS 123, the effects on the pro-forma results are not likely to be representative of the effects on pro-forma results in future years since options vest over several years and additional awards could be made each year.


52