Form 10QSB
period 2003-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2003-05-15
CIK 925528

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 (845) 735-6000
                (Issuer's Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value                     5,165,020 shares
         Class                                    Outstanding at April  15, 2003

Traditional Small Business Disclosure Format (check one):   Yes |_|   No |X|.

================================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.     Financial Information                                             Page Number
            Item 1   - Financial Statements
                     - Consolidated Balance Sheets                                 3
                     - Consolidated Statements of Operations                       4
                     - Consolidated Statements of Cash Flows                       5
                     - Notes to the Consolidated Financial Statements              6
            Item 2   - Management's Discussion and Analysis of Financial          10
                       Condition and Results of Operations
            Item 3   - Controls and  Procedures                                   16

Part II.    Other Information

            Item 1   - Legal Proceedings                                          17
            Item 2   - Changes in Securities                                      18
            Item 6   - Exhibits and Reports on Form 8-K                           18

Signatures                                                                        19

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                        March 31,   December 31,
                                                                           2003        2002
                                                                         --------    --------
Assets                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                           $    353    $    545
     Trade accounts receivable - net of allowance for doubtful
         accounts of $292 and $262                                          3,082       1,971
     Inventories                                                            2,985       2,967
     Prepaid expenses and other current assets                                246         249
                                                                         --------    --------
          Total current assets                                              6,666       5,732

Property, plant and equipment, less accumulated depreciation                2,360       2,551
Other assets                                                                  145         139
                                                                         --------    --------
          Total Assets                                                   $  9,171    $  8,422
                                                                         ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                $  3,777    $  3,278
    Short-term debt                                                         3,278       2,582
                                                                         --------    --------
          Total current liabilities                                         7,055       5,860
Long-term debt, less current maturities                                        70         124
Long-term debt - related parties                                              960         930
                                                                         --------    --------
          Total Liabilities                                                 8,085       6,914
                                                                         --------    --------

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, shares authorized 5,000,000: Series A Convertible
      Preferred Stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; issued and outstanding
      120,782 and 116,629                                                  12,078      11,663
    Common Stock, $0.01 par value; shares authorized
       50,000,000; issued outstanding 5,165,020                                52          52
    Additional paid-in capital                                             19,604      20,019

    Accumulated deficit                                                   (30,648)    (30,226)
                                                                         --------    --------
           Total Stockholders' Equity                                       1,086       1,508
                                                                         --------    --------

 Total Liabilities and Stockholders' Equity                              $  9,171    $  8,422
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

                                                    Three month period
                                                     ended March 31,
                                                --------------------------
                                                    2003           2002
                                                -----------    -----------
Revenues                                        $     5,677    $     6,111
Cost of Sales                                         4,037          4,681
                                                -----------    -----------
Gross Profit                                          1,640          1,430
                                                -----------    -----------

Operating expenses:
     Selling and marketing                              539            672
     General and administrative                       1,092          1,065
     Depreciation and amortization                      243            285
                                                -----------    -----------
          Total operating expenses                    1,874          2,022
                                                -----------    -----------


Operating loss                                         (234)          (592)
                                                -----------    -----------
Other income (expense):
     Interest expense                                  (188)           (97)
     Other income                                        --            241
                                                -----------    -----------
        Total other income (expense)                   (188)           144
                                                -----------    -----------
Loss before income taxes                               (422)          (448)

Income taxes                                             --             --
                                                -----------    -----------

Net loss                                               (422)          (448)

Preferred stock dividends                              (218)          (197)
                                                -----------    -----------

Available for common shareholders               $      (640)   $      (645)
                                                ===========    ===========
---------------------------------------------
Net loss per common share - basic and diluted   $     (0.12)   $     (0.13)
                                                ===========    ===========
Weighted average number of shares outstanding     5,165,020      5,156,895
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

                                                                        Three month period
                                                                          ended March 31,
                                                                        ------------------
                                                                          2003      2002
                                                                        -------    -------
Cash flows from operating activities:
Net loss                                                                $  (422)   $  (448)
Adjustments to reconcile net loss
   to cash provided (used) by operating activities:
     Depreciation and amortization                                          243        285
     Allowance for doubtful accounts                                         30         36
     Amortization of original issue discount                                 30         --
     Changes in assets and liabilities:
        Trade accounts receivable                                        (1,142)    (1,069)
        Inventories                                                         (18)        16
        Prepaid expenses and other current assets                             3         72
        Other assets                                                          5          1
        Accounts payable and accrued expenses                               499      1,251
                                                                        -------    -------
          Cash provided (used) by operating activities                     (772)       144
                                                                        -------    -------

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                          --        203
Additions to patents                                                        (14)        --
Additions to property, plant, and equipment                                 (49)      (225)
                                                                        -------    -------
          Cash used by investing activities                                 (63)       (22)
                                                                        -------    -------

Cash flows from financing activities:
Proceeds from issuance of common stock - net                                 --         10
Proceeds from (repayment of) short-term debt - net                          754       (285)
Proceeds from long-term debt                                                 --        151
Repayment of long-term debt                                                (111)      (299)
                                                                        -------    -------
          Cash provided (used) by financing activities                      643       (423)
                                                                        -------    -------

     Decrease in cash and cash equivalents                                 (192)      (301)
     Cash and cash equivalents at beginning of period                       545      1,382
                                                                        -------    -------
          Cash and cash equivalents at end of period                    $   353    $ 1,081
                                                                        =======    =======
-----------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                               $   188    $    97

Supplemental schedule of non-cash investing and financing activities:
     In-kind payment of preferred stock dividends                       $   415    $   387

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2002. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 2003, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2003 and December 31, 2002.

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

During the quarter ended March 31, 2003, two customers accounted for 17% and 11% of the Company's revenues and as of March 31, 2003 there was $483,000 and $10,000, respectively, of accounts receivable balances from these customers. During the quarter ended March 31, 2002, one customer accounted for 14% of the Company's revenues and as of March 31, 2002 there was an $11,000 accounts receivable balance from this customer. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have an adverse effect on the Company's financial position and results of operations.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period plus dividends on the outstanding Series A Preferred Stock, $218,000 and $197,000 for the quarters ended March 31, 2003 and 2002, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2003 or 2002.

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

         The three months ended March 31,                2003     2002
                                                         ----     ----
         Pro forma results
         (In thousands, except per share amounts)

         Net loss available for common shareholders:
           As reported                                  $(640)   $(645)
           Total stock based employee compensation
            expense determined under fair value based
            method                                         74       97
                                                        -----    -----
           Pro forma                                    $(714)   $(742)
         Loss per common share basic and diluted:
           As reported                                  $(.12)   $(.13)
           Pro forma                                    $(.14)   $(.14)

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

The Company has adopted each of the above pronouncements effective January 1, 2003, except that SFAS No. 148 was adopted as of December 31, 2002, and these adoptions did not have a material impact on the Company's financial position and results of operations.

Note 2 - Liquidity and going concern

The Company has been substantially dependent on loans from The CIT Group/Business Credit, Inc. ("CIT"), the Company's primary lender, its principal stockholders, and proceeds from the sale of its securities. The credit facility between CIT and the Company was scheduled to expire on April 29, 2003 and the Company has secured an extension of its credit facility through May 30, 2003. During the extension period of April 30, to May 30, 2003 the interest rate is the prime rate plus 3.5%. The Company has not obtained a renewal of this credit facility. Although the Company believes it can obtain replacement financing should CIT decide not to continue its lending relationship with the Company there can be no assurance that it can obtain such financing.

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

Note 4 - Other income

For the three months ended March 31, 2003, other expense of $188,000 consisted of interest expense of approximately $88,000, finance charges associated with the Company credit facility of $70,000 and amortization of the original issue discount associated with the Company's Convertible Notes with related parties. For the three months ended March 31, 2002, other income of $144,000 consisted primarily of the prepayment of the remaining balance of the note receivable from ESS and, to a lesser extent, interest income offset by interest expense of $97,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgements, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgements and estimations, there could be a material adverse effect on the Company. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventories and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimated liabilities could differ from the original estimates.

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

During 1999 and 2001, the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, in recent periods the Company has not been successful in growing its RefrigerantSide(R) Services revenue. As part of the Company's goal to grow its RefrigerantSide(R) Services business, in 2002, the Company commenced a restructuring of its sales and marketing efforts including hiring a new Vice President of Sales and Marketing. In addition, the Company has been evaluating its sales and marketing strategy and is in the process of focusing on vertical markets rather than geographic markets that had been the strategy with our network of service depots. In the near term, the Company expects that it will incur additional expenses and losses related to the development of its RefrigerantSide(R) Services. In addition, to the extent that the network of service depots does not develop to expected operating levels, or it is not necessary to fulfill the vertical market strategy, the Company may terminate the operations of certain of its service depots.

Sales of refrigerants continue to represent a majority of the Company's revenues. Most of the Company's refrigerant sales are chlorofluorocarbon, or CFC based refrigerants, which are no longer manufactured. In addition, the Company expects that, over time, the demand for CFC based refrigerants will decrease as equipment that utilizes other chemical based refrigerants replaces those units that utilize CFC based refrigerants. To the extent that the Company is unable to source CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations would be materially adversely affected. In addition, the Company's long-term strategy of growth in revenues generated from RefrigerantSide(R) Services may cause reductions in revenues derived from the sale of refrigerants.

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

Results of Operations

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

Revenues for the three months ended March 31, 2003 were $5,677,000, a decrease of $434,000 or 7% from the $6,111,000 reported during the comparable 2002 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues and a decrease in RefrigerantSide(R) Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound for certain refrigerants. The decrease in RefrigerantSide(R) Services was primarily a reduction in the number of jobs sold.

Cost of sales for the three months ended March 31, 2003 was $4,037,000, a decrease of $644,000 or 14% from the $4,681,000 reported during the comparable 2002 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold and payroll associated with the Company's RefrigerantSide(R) Services. As a percentage of sales, cost of sales were 71% of revenues for 2003, a decrease from the 77% reported for the comparable 2002 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold.

Operating expenses for the three months ended March 31, 2003 were $1,874,000 a decrease of $148,000 or 7% from the $2,022,000 reported during the comparable 2002 period. The decrease was primarily attributable to a reduction in sales payroll costs associated with the Company's RefrigerantSide(R) Service offering.

Other income (expense) for the three months ended March 31, 2003 was $(188,000), compared to the $144,000 reported during the comparable 2002 period. Other income (expense) includes interest expense of $188,000 and $97,000 for the comparable three month periods ended March 31, 2003 and 2002, respectively, offset by other income of $241,000 for 2002. The increase in interest expense is primarily attributed to additional CIT charges in connection with the Company's credit facility, interest on the Notes and amortization of the original issue discount associated with the Company's convertible notes. Other income during the 2002 quarterly period primarily relates to interest income and proceeds from the prepayment of the note receivable from ESS.

No income taxes for the three months ended March 31, 2003 and 2002 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and 2002 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the three months ended March 31, 2003 was $422,000 a decrease of $26,000 or 6% from the $448,000 net loss reported during the comparable 2002 period. The decrease in net loss was primarily attributable to an increase in gross profit, attributable to a reduction in materials cost of refrigerant sales; and a decrease in sales payroll costs, offset by the non-recurring gain of $232,000 from the prepayment of the note receivable from ESS in 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had a working capital deficit, which represents current assets less current liabilities, of approximately $389,000, an increase of $261,000 from working capital deficit of $128,000 at December 31, 2002. The increase in the working capital deficit is primarily attributable to the net loss incurred during the quarter ended March 31, 2003.

Principal components of current assets are inventory and trade receivables. At March 31, 2003, the Company had inventories of $2,985,000, an increase of $18,000 or 1% from the $2,967,000 at December 31, 2002. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements. At March 31, 2003, the Company had net trade accounts receivable of $3,082,000, an increase of $1,111,000 or 56% from the $1,971,000 at December 31, 2002. The Company's trade accounts receivable are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States, and the increase is related to seasonal revenue fluctuations.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, bank and related party borrowings. In recent years the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. There can be no assurances that the Company will be successful in lowering its operating losses, in which case the Company will be required to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings. Based on the current investment environment there can be no assurances that the Company would be successful in raising additional capital. The inability to raise additional capital could have a material adverse effect on the Company. Furthermore, the inability of the Company to renew or replace its existing credit facility with CIT at the expiration of the term of the current facility on May 30, 2003 would have a material adverse effect on the Company's operations and financial condition.

Net cash used by operating activities for the quarter ended March 31, 2003, was $772,000 compared with net cash provided by operating activities of $144,000 for the comparable 2002 period. Net cash used by operating activities was primarily attributable to the net loss for the 2003 period and an increase in trade receivables offset by an increase in trade payables.

Net cash used by investing activities for the quarter ended March 31, 2003, was $63,000 compared with net cash used by investing activities of $22,000 for the prior comparable 2002 period. The net cash used by investing activities was due to equipment additions primarily associated with the Company's depot network, as well as additions to patents.

Net cash provided by financing activities for the quarter ended March 31, 2003, was $643,000 compared with net cash used by financing activities of $423,000 for the comparable 2002 period. The net cash provided by financing activities for the 2003 period primarily consisted of $754,000 of advances from the Company's credit facility with CIT, offset by the repayment of long term debt of $111,000.

At March 31, 2003, the Company had cash and cash equivalents of $353,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R)Service offering and consolidation of its reclamation facilities. The Company estimates that capital expenditures during 2003 may range from approximately $500,000 to $700,000.

The Company has entered into a credit facility with CIT, which provides for borrowings to the Company of up to $6,500,000. The facility requires minimum borrowings of $1,250,000. The facility provides for a revolving line of credit and a term loan. Advances under the revolving line of credit are limited to (i) 80% of eligible trade accounts receivable and (ii) 50% of eligible inventory (which inventory amount shall not exceed 200% of eligible trade accounts receivable or $3,250,000). As of March 31, 2003, the Company had availability under its revolving line of credit of approximately $265,000. Advances available to the Company under the term loan are based on existing fixed asset valuations and future advances under the term loan of up to an additional $1,000,000 are based on future capital expenditures. As of March 31, 2003, the Company had approximately $256,000 outstanding under its term loans and $2,788,000 outstanding under its revolving line of credit, and due to the expiration of the credit facility in May 2003, all such amounts are reflected on the Company's March 31, 2003 Balance Sheet as current liabilities. The facility bore interest at the prime rate plus 1.5%, 5.75% at March 31, 2003, and substantially all of the Company's assets are pledged as collateral for obligations to CIT. In addition, among other things, the agreements restrict the Company's ability to declare or pay any dividends on its capital stock. The Company has obtained a waiver from CIT to permit the payment of dividends on its Series A Preferred Stock. The credit facility was initially scheduled to expire on April 29, 2003. The Company has secured an extension of the credit facility with CIT through May 30, 2003, bearing interest during the extension period of prime plus 3.5%.

The Company is currently in negotiations with CIT regarding a possible additional extension of the term of the credit facility or the entering into of a new credit facility, and is also seeking alternate sources of financing. While the Company believes that it will be able to obtain replacement financing, there can be no assurance that CIT will continue to lend funds to the Company after the expiration of the current credit facility or that the Company will be able to obtain financing from another source should CIT decide not to continue providing financing to the Company. However, even if the Company is able to obtain replacement financing it may be on terms that are less favorable to the Company than the current CIT facility. A failure of the Company to obtain adequate financing from CIT or an alternate source after the expiration of the current CIT credit facility would have a material adverse effect on the Company's operations and financial condition. As a result of this uncertainty, the Company's independent auditors added an explanatory paragraph to their independent auditors' report included in the Company's filing on Form 10-KSB regarding the Company's ability to continue as a going concern.

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

In November 2002, the Company consummated the private sale of unsecured 12% subordinated promissory notes ("Bridge Notes") to a limited number of purchasers, for which it received gross proceeds of $655,000. The Bridge Notes were for a term of one year and were subordinate in payment to the Company's obligations under its credit facility with CIT. In accordance with the terms of the Bridge Notes, each of the purchasers, at their option, elected to defer quarterly interest payments which were to be added to the principal amount of the Bridge Notes as of each interest payment date and interest would accrue on the principle and any unpaid interest at 12% per annum. The Bridge Notes automatically exchanged for unsecured 10% subordinated promissory notes ("Exchange Notes"), upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of unsecured 10% subordinated promissory notes ("Convertible Notes") to a limited number of purchasers, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. As of December 20, 2002, the Exchange Notes and the Convertible Notes were identical in terms and together are referred herein as the ("Notes"). The Notes have a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. Holders of the Notes had the one time option to elect to either receive payments of interest on a quarterly basis, subject to limitations described below, or defer quarterly interest payments, in which case, interest would be added to the outstanding amount of the Notes on each quarterly payment date and accrue interest at the then effective interest rate of the Notes. The Notes are unsecured and subordinate in payment to the Company's obligations under its credit facility with CIT. The Notes may not be prepaid in cash by the Company without the prior consent of CIT and payment of interest, if any, in cash on any scheduled quarterly interest payment date is limited to an aggregate of $20,000 per calendar year. Holders of the Notes have the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.79 per share.

On April 15, 2003, the Company issued an additional $500,000 principal amount of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 note issuance is identical to the December 2002 issuance, except that the conversion rate of these Convertible Notes is $1.41 per share. The Convertible Notes issued in April 2003 are included in the term "Notes" as used herein.

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

The Notes provide that in the event of an equity offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes) (the "Equity Offering"), all outstanding principal and interest, if any, on the Notes shall be either (i) applied to the purchase of equity securities in the Equity Offering at the public offering purchase price, or (ii) converted into restricted shares of Common Stock at the then effective conversion rate. Holders of the Notes have the right to determine, to the extent that securities are legally available for purchase in the Equity Offering, whether to apply the Notes to acquire such equity securities sold in the Equity Offering or convert the Notes into Common Stock; provided, however, that in the event that all or a portion of outstanding principal and interest, if any, of the Notes exceeds the number of equity securities available in the Equity Offering, the balance of the Notes not applied to the purchase of equity securities will be converted into restricted shares of Common Stock at the then-effective conversion rate.

In April 2003, holders of the Convertible Notes issued in December 2002 holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the conversion rate of their Convertible Notes to the modified conversion rate of $1.13 (the average closing sale price of the Company's Common Stock as reported on the NASDAQ Small Cap Market for the five business days immediately preceding the execution of the modification agreements); provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the $1.13 modified conversion rate but in excess of $.79, the conversion rate of the Convertible Notes will be adjusted to not less than the public offering price.

The Company is obligated to issue to the holders of the Notes, on the earlier of
(a) the first anniversary of their respective date of issuance, or (b) the consummation by the Company of an Equity Offering, warrants to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible at their respective date of issuance. Each warrant will be exercisable to purchase one share of Common Stock for a period of five years from issuance at an exercise price equal to 110% of the lesser of (i) the conversion rate of the Notes as of their respective date of issuance, or (ii) the conversion rate of the Notes on the date of issuance of the warrants. The exercise price of the warrants will be subject to the anti-dilution adjustment on terms substantially similar to anti-dilution adjustment of the conversion rate of the Notes. As of December 20, 2002, the Company has recognized an original issue discount of $220,000, in connection with the obligation to issue the warrants.

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

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. At the direction of the NASDAQ Stock Market, Inc., a minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Although the holders of the Series A Preferred

Stock agreed to waive their rights to an immediate downward adjustment of the current $2.375 conversion price of the Series A Preferred Stock in connection with the issuance of the Notes, any subsequent conversion of the Notes will result in a downward adjustment of the conversion price of the Series A Preferred Stock to equal the conversion price of the Notes. Consequently, upon conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock will cause the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share. Assuming that the Series A Preferred Stock converts to common stock at a conversion price of $.79 per share and based upon 120,782 shares of Series A Preferred Stock issued as of March 31, 2003, the holders of the Series A Preferred Stock would receive 15,288,860 shares of Common Stock. Similarly, the conversion price of such Series A Preferred Stock may be subsequently adjusted to equal the consideration received by the Company in connection with any subsequent issuance of securities below the current $2.375 conversion price.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2003 the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,153 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The Company has provided certain registration, preemptive and tag along rights to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders have elected one member to the Board of Directors

The Company is continuing to evaluate opportunities to rationalize its operating facilities and its depot network based on ways to reduce costs or to increase revenues. We expect that this evaluation will result in a consolidation of certain of our facilities. The Company is also considering whether to reduce or eliminate certain of its operations that have not performed to its expectations. Moreover, as we begin to implement our sales and marketing strategy to focus on industry rather than geographic markets we may discontinue certain operations, eliminate depot and overhead costs and, in doing so, may incur future charges to exit certain operations.

The Company believes that it will be able to satisfy its working capital requirements for the immediate future from anticipated cash flow from operations and available funds under its credit facility with CIT and any replacement facility it enters into after the expiration of the current term of the CIT facility. Although the Company believes it can obtain replacement financing for the CIT facility there can be no assurance that it will do so. Moreover, even if the Company obtains replacement financing for the CIT facility it believes that it will need additional financing during 2003 to support its continuing operations. In addition, any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's depots and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. The Company is currently seeking to obtain additional financing through the issuance of debt and/or equity securities, which may include a Rights offering of Common Stock by the Company to its Stockholders. There can be no assurance, however, that the Company will be able to obtain any additional capital on commercially reasonable terms or at all, and its inability to do so would have a material adverse affect on the Company.

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

During the quarter ended March 31, 2003, two customers accounted for 17% and 11% of the Company's revenues. During the quarter ended March 31, 2002, one customer accounted for 14% of the Company's revenues. The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in additional losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices or a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. With respect to the Company's RefrigerantSide(R) Services, to date, the Company has not identified any seasonal pattern. However, the Company could experience a similar seasonal element to this portion of its business in the future.

Item 3 - Controls and Procedures

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

Item 1 - Legal Proceedings

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the settlement, the Company paid to United the sum of $1,000,000 and has been making additional monthly payments in the amount of $5,000, which payments are expected to continue through December 2003. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United that have successfully contained the spread of R-11. The remediation tower was completed in March 2001, and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 environmental impairment insurance per occurrence and in connection with the settlement, exhausted all insurance proceeds available for that occurrence under all applicable policies.

In June 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field, whereby, the Company agreed to continue operating the remediation system it installed at its Hillburn facility in May 1999, until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company installed one additional monitoring well and modified the Company's existing remediation system to incorporate a second recovery well. The Company is continuing to operate the remediation system pursuant to that Order on Consent.

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. To date, no final decision has been made by the EPA regarding the proposed listing. The Company has requested that the EPA remove the Hillburn facility from nomination for the NPL due to the continued reduction of contamination.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and has advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village was below 1 ppb. In October 2002, the Village advised the Company it intends to proceed with plans to protect its wells and could look to the Company to reimburse the Village for any costs it may incur. To date, no detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs. The Company has reimbursed the Village for approximately $10,000 of costs incurred to date for additional sampling by the Village of its wells and for minor preparatory work in connection with the Village's plan for protecting its wells.

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

Item 2 - Changes in Securities

During the three months ended March 31, 2003, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to an employee, board members and holders of the Series A Preferred Stock pursuant to its 1997 Stock Option Plan. On March 30, 2003, the Company issued a total of 4,153 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends then due. With respect to these grants and issuances, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and/or Section 2(a) (3) of the Act.

Item 6 - Exhibits and Reports on Form 8-K

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

      (b) No report on Form 8-K was filed during the quarter ended March 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                    HUDSON TECHNOLOGIES, INC.


                                    By:    /s/ Kevin J. Zugibe      May 15, 2003
                                        ---------------------------------------
                                               Kevin J. Zugibe         Date
                                               Chairman and
                                               Chief Executive Officer


                                    By:    /s/ James R. Buscemi     May 15, 2003
                                        ----------------------------------------
                                               James R. Buscemi        Date
                                               Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      Date: May 15, 2003

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

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      e) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

9. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

10. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003

                                                         /s/  James R. Buscemi
                                                         -----------------------
                                                         James R. Buscemi
                                                         Chief Financial Officer