Form 10QSB
period 2003-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2003-08-18
CIK 925528

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

                  For the quarterly period ended June 30, 2003

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

                              ---------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common stock, $0.01 par value                      5,166,020 shares
    -----------------------------                      ----------------
                  Class                         Outstanding at August 8, 2003

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

================================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.  Financial Information                                       Page Number
                                                                     -----------

         Item 1   - Financial Statements
                  - Consolidated Balance Sheets                               3
                  - Consolidated Statements of Operations                     4
                  - Consolidated Statements of Cash Flows                     5
                  - Notes to the Consolidated Financial Statements            6
         Item 2   - Management's Discussion and Analysis of Financial        10
                         Condition and Results of Operations
         Item 3   - Controls and  Procedures                                 17

Part II. Other Information

         Item 1   - Legal Proceedings                                        18
         Item 2   - Changes in Securities                                    19
         Item 6   - Exhibits and Reports on Form 8-K                         19

Signatures                                                                   20

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                            June 30,   December 31,
                                                                                2003           2002
                                                                                ----           ----
Assets                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                              $    273       $    545
     Trade accounts receivable - net of allowance for doubtful
         accounts of $245 and $262                                             3,367          1,971
     Inventories                                                               2,353          2,967
     Prepaid expenses and other current assets                                   393            249
                                                                            --------       --------
          Total current assets                                                 6,386          5,732

Property, plant and equipment, less accumulated depreciation                   2,237          2,551
Other assets                                                                     163            139
                                                                            --------       --------
          Total Assets                                                      $  8,786       $  8,422
                                                                            ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                   $  3,573       $  3,278
    Short-term debt                                                            2,181          2,465
                                                                            --------       --------
           Total current liabilities                                           5,754          5,743
Long-term debt, less current maturities                                          399            241
Long-term debt - related parties                                               1,970            930
                                                                            --------       --------
           Total Liabilities                                                   8,123          6,914
                                                                            --------       --------

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, shares authorized 5,000,000: Series A Convertible
      Preferred Stock, $0.01 par value ($100 liquidation preference value); shares authorized
      150,000; issued and outstanding 120,782 and 116,629                     12,078         11,663
    Common Stock, $0.01 par value; shares authorized
       50,000,000; issued outstanding 5,166,020 and 5,165,020                     52             52
    Additional paid-in capital                                                19,700         20,019
    Accumulated deficit                                                      (31,167)       (30,226)
                                                                            --------       --------
           Total Stockholders' Equity                                            663          1,508
                                                                            --------       --------

 Total Liabilities and Stockholders' Equity                                 $  8,786       $  8,422
                                                                            ========       ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                            Three month period                 Six month  period
                                                               ended June 30,                     ended June 30,
                                                          2003              2002              2003              2002
                                                          ----              ----              ----              ----
Revenues                                           $     5,064       $     6,769       $    10,741       $    12,880
Cost of Sales                                            3,394             4,655             7,431             9,335
                                                   -----------       -----------       -----------       -----------
Gross Profit                                             1,670             2,114             3,310             3,545
                                                   -----------       -----------       -----------       -----------

Operating expenses:
     Selling and marketing                                 355               602               894             1,274
     General and administrative                          1,093             1,036             2,185             2,101
     Reorganization cost                                   350                --               350                --
     Depreciation and amortization                         212               286               455               571
                                                   -----------       -----------       -----------       -----------
          Total operating expenses                       2,010             1,924             3,884             3,946
                                                   -----------       -----------       -----------       -----------

Operating income (loss)                                   (340)              190              (574)             (401)
                                                   -----------       -----------       -----------       -----------
Other income (expense):
     Interest expense                                      (97)              (87)             (285)             (185)
     Other income (expense)                                (82)                5               (82)              246
     Gain on sale of assets                                 --                25                --                25
                                                   -----------       -----------       -----------       -----------
        Total other income (expense)                      (179)              (57)             (367)               86
                                                   -----------       -----------       -----------       -----------

Income (loss) before income taxes                         (519)              133              (941)             (315)

Income taxes                                                --                --                --                --
                                                   -----------       -----------       -----------       -----------

Net income (loss)                                         (519)              133              (941)             (315)

Preferred stock dividends                                 (211)             (197)             (429)             (394)
                                                   -----------       -----------       -----------       -----------

Available for common shareholders                  $      (730)      $       (64)      $    (1,370)      $      (709)
                                                   ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted      $     (0.14)      $     (0.01)      $     (0.27)      $     (0.14)
                                                   ===========       ===========       ===========       ===========
Weighted average number of shares outstanding        5,165,187         5,162,353         5,165,103         5,157,228
                                                   ===========       ===========       ===========       ===========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                             (Amounts in thousands)

                                                                              Six month period
                                                                               ended June 30,
                                                                               2003          2002
                                                                               ----          ----
Cash flows from operating activities:
Net loss                                                                   $  (941)      $  (315)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                                             455           571
     Allowance for doubtful accounts                                            60            72
     Amortization of original issue discount                                    60            --
     Gain on sale of assets                                                     --           (25)
     Changes in assets and liabilities:
        Trade accounts receivable                                           (1,457)       (1,736)
        Inventories                                                            614            (6)
        Prepaid expenses and other current assets                             (144)         (361)
        Other assets                                                           (15)           --
        Accounts payable and accrued expenses                                  296           766
                                                                           -------       -------
          Cash used by operating activities                                 (1,072)       (1,034)
                                                                           -------       -------

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                             --           244
Additions to patents                                                           (14)           --
Additions to property, plant, and equipment                                   (136)         (261)
                                                                           -------       -------
          Cash used by investing activities                                   (150)          (17)
                                                                           -------       -------

Cash flows from financing activities:
Proceeds from issuance of common stock - net                                     1            20
Proceeds from (repayment of) short-term debt - net                            (148)          745
Proceeds from long-term debt                                                 1,538           175
Repayment of long-term debt                                                   (441)         (409)
                                                                           -------       -------
          Cash provided by financing activities                                950           531
                                                                           -------       -------

Decrease in cash and cash equivalents                                         (272)         (520)
Cash and cash equivalents at beginning of period                               545         1,382
                                                                           -------       -------
          Cash and cash equivalents at end of period                       $   273       $   862
                                                                           =======       =======
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                  $   285       $   184

Supplemental schedule of non-cash investing and financing
activities:
     In-kind payment of preferred stock dividends                          $   415       $   387

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2002. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 2003, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2003 and December 31, 2002.

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

During the six months ended June 30, 2003, one customer accounted for 10% of the Company's revenues and as of June 30, 2003 there was an $18,000 account receivable balance from this customer. During the six months ended June 30, 2002, one customer accounted for 12% of the Company's revenues and as of June 30, 2002 there was a $679,000 account receivable balance from this customer.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period plus dividends on the outstanding Series A Preferred Stock, $429,000 and $394,000 for the six month periods ended June 30, 2003 and 2002, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2003 or 2002.

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

The Company is subject to various legal proceedings. The Company assesses the merit and potential liability associated with each of these proceedings. In addition, the Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities, which would have a material adverse affect on operating results and its financial position.

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

      The six months ended June 30,                        2003          2002
                                                           ----          ----
      Pro forma results
      (In thousands, except per share amounts)
      Net loss available for common shareholders:
         As reported                                      $(1,370)      $(709)
         Total stock based employee compensation
           expense determined under fair value based
           method                                             148         193
                                                          -------       -----
         Pro forma                                        $(1,518)      $(902)
      Loss per common share-basic and diluted:
         As reported                                      $  (.27)      $(.14)
         Pro forma                                        $  (.29)      $(.17)

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

Note 3 - Indebtedness

On April 15, 2003 the Company issued an additional $500,000 principal amount of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 note issuance is identical to the December 2002 issuance, except that the conversion rate of these Convertible Notes is $1.41 per share. The Convertible Notes issued in April 2003 are included in the term "Notes" as used herein.

On May 30, 2003, Hudson entered into a credit facility with Keltic which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2003, Hudson had in the aggregate $1,886,000 outstanding under the Keltic credit facility and $489,000 available for borrowing under the credit facility. In addition, the Company had $393,000 outstanding under its term loan with Keltic.

In connection with the Keltic facility, Hudson also entered into a loan arrangement with the Flemings Funds for the principal amount of $575,000. The loan is unsecured, is for a term of three years, and accrues interest at an annual rate equal to the greater of the prime rate plus 2.0%, or 6.5%. In accordance with the terms of the Keltic credit facility, the amount of principal and interest outstanding under this loan arrangement reduces Hudson's aggregate borrowing availability by a like amount under its credit facility with Keltic. This loan is expected to be retired in conjunction with the completion of its pending Rights Offering.

Note 4 - Reorganization costs

During the first and second quarters of 2003, the Company engaged a consulting firm to help it perform an in-depth strategic business analysis that resulted in a revised business plan and marketing focus. During the second quarter, the Company reorganized much of its operations particularly its activities associated with its RefrigerantSide(R) Service business. The fees associated with the consulting engagement were $350,000 and such amount has been charged to operations during the three months ended June 30, 2003.

Note 5 - Other expenses

For the six months ended June 30, 2003, other expense of $367,000 consisted of interest expense of approximately $285,000, finance charges associated with the Company's prior credit facility of $99,000, offset by $17,000 in sub-lease income. For the six months ended June 30, 2002, other income of $86,000 consisted primarily of the prepayment of the remaining balance of the note receivable from ESS in the amount of $231,951 and, to a lesser extent, interest income offset by interest expense of $185,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During 1999 and 2001, the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, in recent periods the Company has not been successful in growing its RefrigerantSide(R) Services revenue. As part of the Company's goal to grow its RefrigerantSide(R) Services business, in 2002, the Company commenced a restructuring of its sales and marketing efforts including hiring a new Vice President of Sales and Marketing. In addition, the Company has evaluated its sales and marketing strategy and has determined to focus its efforts on vertical markets; rather than geographic markets that had been the focus associated with its network of service depots. In pursuing its vertical strategy, the Company expects to focus its RefrigerantSide(R) Services on specific industries, including petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to create strategic alliances with companies that will allow it to co-locate its equipment and to utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide(R) Services. In addition, as a result of the Company's new market strategy, the Company has closed six of its service depots. The territories served by the depots will continue to be served by the Company's remaining service depots. In the near term, the Company expects that it will incur additional expenses and losses related to the development of its RefrigerantSide(R) Services.

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

Results of Operations

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

Revenues for the three months ended June 30, 2003 were $5,064,000, a decrease of $1,705,000 or 25% from the $6,769,000 reported during the comparable 2002 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues and a decrease in RefrigerantSide(R) Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound for certain refrigerants. The decrease in RefrigerantSide(R) Services was primarily a reduction in the number of jobs sold.

Cost of sales for the three months ended June 30, 2003 were $3,394,000, a decrease of $1,261,000 or 27% from the $4,655,000 reported during the comparable 2002 period. The decrease in cost of sales was primarily due to a reduction in payroll associated with the Company's RefrigerantSide(R) Services. As a percentage of sales, cost of sales were 67% of revenues for the three month period ended June 30, 2003, as compared to the 69% reported for the comparable 2002 period. Cost of sales as a percentage of revenues decreased primarily as a result of a reduction in material cost of refrigerants and to a lesser extent by a reduction in payroll associated with the RefrigerantSide(R) Services.

Operating expenses for the three months ended June 30, 2003 were $2,010,000, an increase of $86,000 or 4% from the $1,924,000 reported during the comparable 2002 period. The increase was primarily attributable to a one-time charge for reorganization costs of $350,000 offset by a decrease in selling expenses associated with the Company's RefrigerantSide(R) Service offering.

Other income (expense) for the three months ended June 30, 2003 was ($179,000) as compared to the ($57,000) reported during the comparable 2002 period. Other income (expense) includes interest expense of $97,000 and $87,000 for the 2003 and 2002 periods, respectively, offset by other income (expense) of ($82,000) and $30,000 for the 2003 and 2002 periods, respectively. The increase in interest expense is primarily attributed to an increase in the outstanding indebtedness during 2003 as compared to 2002. The increase in other income (expense) is primarily attributable to additional finance charges from the Company's prior credit facility.

No income taxes for the three months ended June 30, 2003 and June 30, 2002 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and 2002 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitation.

Net loss for the three months ended June 30, 2003 was ($519,000), a reduction of $652,000 from the net income of $133,000 reported during the comparable 2002 period. The reduction in the net income for the 2003 period as compared to 2002 was primarily attributable to a one-time charge for reorganization costs of $350,000 and finance charges related to the prior credit facility and lower gross profit dollars due to the reduction in refrigerant revenues.

Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

Revenues for the six months ended June 30, 2003 were $10,741,000, a decrease of $2,139,000 or 17% from the $12,880,000 reported during the comparable 2002 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues and a decrease in RefrigerantSide(R) Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound for certain refrigerants. The decrease in RefrigerantSide(R) Services was primarily a reduction in the number of jobs sold.

Cost of sales for the six months ended June 30, 2003 was $7,431,000, a decrease of $1,904,000 or 20% from the $9,335,000 reported during the comparable 2002 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold and payroll associated with the Company's RefrigerantSide(R) Services. As a percentage of sales, cost of sales were 69% of revenues for 2003, a decrease from the 72% reported for the comparable 2002 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide(R) Services.

Operating expenses for the six months ended June 30, 2003 were $3,884,000 a decrease of $62,000 or 2% from the $3,946,000 reported during the comparable 2002 period. The decrease was primarily attributable to a reduction in selling expenses associated with the Company's RefrigerantSide(R) Service offering offset by a one-time charge for reorganization costs of $350,000.

Other income (expense) for the six months ended June 30, 2003 was ($367,000), compared to the $86,000 reported during the comparable 2002 period. Other income (expense) includes interest expense of $285,000 and $185,000 for the comparable six month periods ended June 30, 2003 and 2002, respectively, offset by other income (expense) of ($82,000) and $271,000, respectively for the 2003 and 2002 periods. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness. Other income (expense) during the 2003 period consisted of finance charges on the prior credit facility of $92,000 offset by sub-lease income of $17,000. Other income during the 2002 period primarily relates to interest income and the non-recurring proceeds from the prepayment of the note receivable from ESS of $232,000 and gain on sale of assets of $25,000.

No income taxes for the six months ended June 30, 2003 and 2002 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and 2002 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the six months ended June 30, 2003 was $941,000 an increase of $626,000 from the $315,000 net loss reported during the comparable 2002 period. The increase in net loss was primarily attributable to the one-time charge for reorganization costs of $350,000, interest related to the prior credit facility; and interest expense related to the amortization of the original issue discount during the 2003 period; and the lack of the non-recurring gain of $232,000 from the prepayment of the note receivable from ESS in 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had working capital, which represents current assets less current liabilities, of approximately $632,000, an increase of $643,000 from working capital deficit of $11,000 at December 31, 2002. The increase in working capital is primarily attributable to new financing in 2003 offset by the net loss incurred during the six months ended June 30, 2003.

Principal components of current assets are inventory and trade receivables. At June 30, 2003, the Company had inventories of $2,353,000, a decrease of $614,000 or 21% from the $2,967,000 at December 31, 2002. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements. At June 30, 2003, the Company had net trade accounts receivable of $3,367,000, an increase of $1,396,000 or 71% from the $1,971,000 at December 31, 2002. The increase in the accounts receivable balance relates to seasonal revenue fluctuations. The Company's trade accounts receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

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

Net cash used by operating activities for the six months ended June 30, 2003, was $1,072,000 compared with net cash used by operating activities of $1,034,000 for the comparable 2002 period. Net cash used by operating activities was primarily attributable to the net loss for the 2003 period and an increase in trade receivables offset by an increase in trade payables.

Net cash used by investing activities for the six months ended June 30, 2003, was $150,000 compared with net cash used by investing activities of $17,000 for the prior comparable 2002 period. The net cash used by investing activities was due to equipment additions primarily associated with the Company's new production facility in Champaign, IL, as well as additions to patents.

Net cash provided by financing activities for the six months ended June 30, 2003, was $950,000 compared with net cash provided by financing activities of $531,000 for the comparable 2002 period. The net cash provided by financing activities for the 2003 period primarily consisted of proceeds from convertible debt of $1,538,000, offset to a lesser extent by a reduction of $148,000 of the amounts outstanding under the revolving line of credit with Keltic Financial Partners, LLP ("Keltic"), and repayment of long term debt of $441,000.

At June 30, 2003, the Company had cash and cash equivalents of $273,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R)Service offering and consolidation of its reclamation facilities. The Company estimates that capital expenditures during 2003 may range from approximately $400,000 to $500,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0 %, or 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2003, Hudson had in the aggregate $1,886,000 outstanding under the Keltic credit facility and $489,000 available for borrowing under the credit facility. In addition, the Company had $393,000 outstanding under its term loan with Keltic.

In connection with the Keltic credit facility, Hudson also entered into a loan arrangement with the Flemings Funds for the principal amount of $575,000. The loan is unsecured, is for a term of three years, and accrues interest at an annual rate equal to the greater of the prime rate plus 2.0%, or 6.5%. In accordance with the terms of the Keltic credit facility, the amount of principal and interest outstanding under this loan arrangement reduces Hudson's aggregate borrowing availability by a like amount under its credit facility with Keltic. This loan is expected to be retired in conjunction with the completion of its pending Rights Offering.

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

On April 15, 2003 the Company issued an additional $500,000 principal amount of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 note issuance is identical to the December 2002 issuance, except that the conversion rate of these Convertible Notes is $1.41 per share. The Convertible Notes issued in April 2003 are included in the term "Notes" as used herein.

The conversion rate of the Notes is subject to adjustment on a full ratchet basis, this means that if the Company issues any stock at a price less than the conversion rate, the conversion rate for all shares issuable upon conversion of the Notes will be adjusted downward to such price. This adjustment is applicable in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective conversion rate of the Notes. In addition, the conversion rate is subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock; (ii) any payment, issuance or distribution by the Company to its stockholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

The Notes provide that in the event of an equity offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), (the "Equity Offering") all outstanding principal and interest, if any, on the Notes shall be either (i) applied to the purchase of equity securities in the Equity Offering at the public offering purchase price, or (ii) converted into restricted shares of Common Stock at the then effective conversion rate. Holders of the Notes have the right to determine, to the extent that securities are legally available for purchase in the Equity Offering, whether to apply the Notes to acquire such equity securities sold in the Equity Offering or convert the Notes into Common Stock; provided, however, that in the event that all or a portion of outstanding principal and interest, if any, of the Notes exceeds the number of equity securities available in the Equity Offering, the balance of the Notes not applied to the purchase of equity securities will be converted into restricted shares of Common Stock at the then-effective conversion rate.

In April 2003, holders of the Convertible Notes, issued in December 2002 holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the conversion rate of their Convertible Notes to the modified conversion rate of $1.13 (the average closing sale price of the Company's Common Stock as reported on the NASDAQ Small Cap Market for the five business days immediately preceding the execution of the modification agreements); provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the $1.13 modified conversion rate but in excess of $.79, the conversion rate of the Convertible Notes will be adjusted to not less than the public offering price.

The Company is obligated to issue to the holders of the Notes, on the earlier of
(a) the first anniversary of their respective date of issuance, or (b) the consummation by the Company of an Equity Offering, warrants to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible at their respective date of issuance. Each warrant will be exercisable to purchase one share of Common Stock for a period of five years from issuance at an exercise price equal to 110% of the lesser of (i) the conversion rate of the Notes as of their respective date of issuance, or (ii) the conversion rate of the Notes on the date of issuance of the warrants. The exercise price of the warrants will be subject to the anti-dilution adjustment on terms substantially similar to anti-dilution adjustment of the conversion rate of the Notes. As of June 30, 2003 the Company has recognized an original issue discount of $315,000, in connection with the obligation to issue the warrants.

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

The Company has provided certain registration, preemptive and tag along rights to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will have the right to attend and observe meetings of the Board of Directors. Currently, the holders have elected two members to the Board of Directors

The Company is continuing to evaluate opportunities to rationalize its operating facilities and its depot network based on ways to reduce costs or to increase revenues. Recently, based on evaluations by management, the Company has consolidated certain of its facilities. The Company is also considering whether to reduce or eliminate certain of its operations that have not performed to its expectations. Moreover, as the Company begins to implement its sales and marketing strategy to focus on industry rather than geographic markets it may discontinue certain operations, eliminate depot and overhead costs and, in doing so, may incur future charges to exit certain operations.

The Company believes that it will be able to satisfy its working capital requirements for the immediate future from anticipated cash flow from operations and available funds under its credit facility with Keltic. The Company believes that it will need additional financing during 2003 to support its continuing operations. In addition, any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's depots and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. The Company is currently seeking to obtain additional financing through the issuance of debt and/or equity securities, which includes a registered offering of Common Stock by the Company to, among others, its stockholders. There can be no assurance, however, that the Company will be able to obtain any additional capital on commercially reasonable terms or at all, and its inability to do so would have a material adverse affect on the Company.

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

During the six months ended, June 30, 2003, one customer accounted for 10% of the Company's revenues. During the six months ended June 30, 2003, one customer accounted for 12% of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended June 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. In June 2003, the EPA has advised that it has no current plans to finalize the process for listing the Hillburn facility on the NPL. The EPA also advised that it will not at this time withdraw the proposal of the Hillburn facility on the NPL.

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

There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that Ramapo Land Company will not assert any claim against the Company, or that any such claim will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2 - Changes in Securities

During the three months ended June 30, 2003, the Company granted options to purchase an aggregate of 362,500 shares of Common Stock to an employee, board members and to the holders of the Series A Preferred Stock pursuant to its 1997 Stock Option Plan. With respect to these grants, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and/or Section 2(a) (3) of the Act.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   The following exhibits are attached to this report:

            31.1  Certification of Chief Executive Officer pursuant to Section
                     302 of the Sarbanes-Oxley Act of 2002

            31.2  Certification of Chief Financial Officer pursuant to Section
                     302 of the Sarbanes-Oxley Act of 2002

            32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) No report on Form 8-K was filed during the quarter ended June 30, 2003. However, a Current Report on Form 8-K relating to the Company's release of its financial results for the quarter ended March 31, 2003 was furnished by the Company to the SEC under Item 9 in satisfaction of Item 12 of Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                   HUDSON TECHNOLOGIES, INC.

                                   By: /s/ Kevin J. Zugibe     August 14, 2003
                                       ----------------------------------------
                                           Kevin J. Zugibe            Date
                                           Chairman and
                                           Chief Executive Officer


                                   By: /s/ James R. Buscemi     August 14, 2003
                                       ----------------------------------------
                                           James R. Buscemi           Date
                                           Chief Financial Officer