Form 10QSB
period 2003-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2003-11-13
CIK 925528

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

                For the quarterly period ended September 30, 2003

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13412

                                 --------------

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No|_|.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common stock, $0.01 par value                  5,166,320 shares
   -----------------------------                  ----------------
              Class                        Outstanding at October 30, 2003

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

================================================================================

                            Hudson Technologies, Inc.
                                      Index

Part I.  Financial Information                                       Page Number
                                                                     -----------

         Item 1 - Financial Statements
                - Consolidated Balance Sheets                                3
                - Consolidated Statements of Operations                      4
                - Consolidated Statements of Cash Flows                      5
                - Notes to the Consolidated Financial Statements             6
         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     10
         Item 3 - Controls and  Procedures                                  18

Part II. Other Information

         Item 1 - Legal Proceedings                                         19
         Item 5 - Other Information                                         20
         Item 6 - Exhibits and Reports on Form 8-K                          20

Signatures                                                                  21

                         Part I - FINANCIAL INFORMATION

                   Hudson Technologies, Inc. and subsidiaries
                           Consolidated Balance Sheets
         (Amounts in thousands, except for share and par value amounts)

                                                                                September 30,           December 31,
                                                                                        2003                   2002
                                                                                        ----                   ----
Assets                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                      $    450               $    545
     Trade accounts receivable - net of allowance for doubtful
         accounts of $228 and $262                                                     2,707                  1,971
     Inventories                                                                       2,025                  2,967
     Prepaid expenses and other current assets                                           332                    249
                                                                                    --------               --------
          Total current assets                                                         5,514                  5,732

Property, plant and equipment, less accumulated depreciation                           2,103                  2,551
Deferred equity costs                                                                    267                     --
Other assets                                                                             141                    139
                                                                                    --------               --------
          Total Assets                                                              $  8,025               $  8,422
                                                                                    ========               ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                           $  3,598               $  3,278
    Short-term debt                                                                    1,973                  2,465
                                                                                    --------               --------
           Total current liabilities                                                   5,571                  5,743
Long-term debt, less current maturities                                                  370                    241
Long-term debt - related parties                                                       2,009                    930
                                                                                    --------               --------
           Total Liabilities                                                           7,950                  6,914
                                                                                    --------               --------

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, shares authorized 5,000,000:
      Series A Convertible Preferred Stock, $0.01 par value
      ($100 liquidation preference value); shares authorized
      150,000; issued and outstanding 125,085 and 116,629                             12,509                 11,663
    Common Stock, $0.01 par value; shares authorized
       50,000,000; issued outstanding 5,166,320 and 5,165,020                             52                     52
    Additional paid-in capital                                                        19,270                 20,019
    Accumulated deficit                                                              (31,756)               (30,226)
                                                                                    --------               --------
           Total Stockholders' Equity                                                     75                  1,508
                                                                                    --------               --------

 Total Liabilities and Stockholders' Equity                                         $  8,025               $  8,422
                                                                                    ========               ========

See accompanying Notes to the Consolidated Financial Statements.

                   Hudson Technologies, Inc. and subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
         (Amounts in thousands, except for share and per share amounts)

                                                                    Three month period                    Nine month period
                                                                    ended September 30,                   ended September 30,
                                                               ------------------------------        ------------------------------
                                                                      2003               2002               2003               2002
                                                                      ----               ----               ----               ----
Revenues                                                       $     3,988        $     3,880        $    14,729        $    16,760
Cost of Sales                                                        2,971              2,791             10,566             12,230
                                                               -----------        -----------        -----------        -----------
Gross Profit                                                         1,017              1,089              4,163              4,530
                                                               -----------        -----------        -----------        -----------

Operating expenses:
     Selling and marketing                                             312                661              1,330              2,062
     General and administrative                                        907                919              2,804              2,789
     Reorganization cost                                                --                 --                350                 --
     Depreciation and amortization                                     213                285                668                856
                                                               -----------        -----------        -----------        -----------
          Total operating expenses                                   1,432              1,865              5,152              5,707
                                                               -----------        -----------        -----------        -----------

Operating loss                                                        (415)              (776)              (989)            (1,177)
                                                               -----------        -----------        -----------        -----------

Other income (expense):
     Interest expense                                                 (182)               (83)              (467)              (268)
     Other income (expense)                                              8                  4                (74)               250
     Gain on sale of assets                                             --                 --                 --                 25
                                                               -----------        -----------        -----------        -----------
        Total other income (expense)                                  (174)               (79)              (541)                 7
                                                               -----------        -----------        -----------        -----------

Loss before income taxes                                              (589)              (855)            (1,530)            (1,170)

Income taxes                                                            --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

Net loss                                                              (589)              (855)            (1,530)            (1,170)

Preferred stock dividends                                             (219)              (204)              (648)              (599)
                                                               -----------        -----------        -----------        -----------

Available for common shareholders                              $      (808)       $    (1,059)       $    (2,178)       $    (1,769)
                                                               ===========        ===========        ===========        ===========
---------------------------------------------
Net loss per common share - basic and diluted                  $     (0.16)       $     (0.20)       $     (0.42)       $     (0.34)
                                                               ===========        ===========        ===========        ===========
Weighted average number of shares outstanding                    5,166,320          5,165,020          5,165,353          5,151,187
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

                                                                                         Nine month period
                                                                                         ended September 30,
                                                                                    -----------------------------
                                                                                       2003                 2002
                                                                                       ----                 ----
Cash flows from operating activities:
Net loss                                                                            $(1,530)             $(1,170)
Adjustments to reconcile net loss
   to cash used by operating activities:
     Depreciation and amortization                                                      668                  857
     Allowance for doubtful accounts                                                     90                  108
     Amortization of original issue discount                                             90                   --
     Gain on sale of assets                                                              --                  (25)
     Changes in assets and liabilities:
        Trade accounts receivable                                                      (826)                 279
        Inventories                                                                     942                  119
        Prepaid expenses and other current assets                                       (83)                (260)
        Deferred equity costs and other assets                                         (263)                  --
        Accounts payable and accrued expenses                                           320                 (132)
                                                                                    -------              -------
          Cash used by operating activities                                            (592)                (224)
                                                                                    -------              -------

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment                                      --                  245
Additions to patents                                                                    (14)                  --
Additions to property, plant, and equipment                                            (212)                (277)
                                                                                    -------              -------
          Cash used by investing activities                                            (226)                 (32)
                                                                                    -------              -------

Cash flows from financing activities:
Proceeds from issuance of common stock - net                                              2                   20
Repayment of short-term debt - net                                                     (316)                (167)
Proceeds from long-term debt                                                          1,538                  175
Repayment of long-term debt                                                            (501)                (522)
                                                                                    -------              -------
          Cash provided (used) by financing activities                                  723                 (494)
                                                                                    -------              -------

Decrease in cash and cash equivalents                                                   (95)                (750)
Cash and cash equivalents at beginning of period                                        545                1,382
                                                                                    -------              -------
          Cash and cash equivalents at end of period                                $   450              $   632
                                                                                    =======              =======
-------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                                           $   377              $   268

Supplemental schedule of non-cash investing and financing activities:
     In-kind payment of preferred stock dividends                                   $   648              $   599

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2002. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Reclassification

Certain account balances have been reclassified for comparative purposes.

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 2003, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2003 and December 31, 2002.

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

During the nine months ended September 30, 2003 and 2002, there was no one customer that accounted for 10% of the Company's revenues.

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period plus dividends on the outstanding Series A Preferred Stock, $648,000 and $599,000 for the nine month periods September 30, 2003 and 2002, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2003 or 2002.

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

      The nine months ended September 30,                   2003         2002
                                                            ----         ----
      Pro forma results
      (In thousands, except per share amounts)
      Net loss available for common shareholders:
         As reported                                     $(2,178)     $(1,769)
         Total stock based employee compensation
           expense determined under fair value based
           method                                            221          290
                                                         -------      -------
         Pro forma                                       $(2,399)     $(2,059)
                                                         =======      =======
      Loss per common share-basic and diluted:
         As reported                                     $  (.42)     $  (.34)
         Pro forma                                       $  (.46)     $  (.40)

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

In April 2003, the FASB issued FASB statement No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued FASB statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the interim period beginning after June 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

Note 3 - Indebtedness

On April 15, 2003 the Company issued an additional $500,000 principal amount of Convertible Notes, defined below to the Fleming Funds holders of the Company's Series A Preferred Stock. The April 15, 2003 note issuance is identical to the Convertible Notes issued by the Company in December 2002, except that the conversion rate of these Convertible Notes which was initially $1.41 per share is currently $1.10 per share subject to further adjustment as described below. The Convertible Notes issued in April 2003 are included in the term "Notes" as used herein.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus
2.0 %, or 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2003, Hudson had in the aggregate $1,718,000 outstanding under the Keltic credit facility and $426,000 available for borrowing under the credit facility. In addition, the Company had $380,000 outstanding under its term loan with Keltic described below.

In connection with the Keltic credit facility, Hudson also entered into a loan arrangement with the Flemings Funds for the principal amount of $575,000. The loan is unsecured, is for a term of three years, and accrues interest at an annual rate equal to the greater of the prime rate plus 2.0%, or 6.5%. In accordance with the terms of the Keltic credit facility, the amount of principal and interest outstanding under this loan arrangement reduces Hudson's aggregate borrowing availability by a like amount under its credit facility with Keltic. This loan is expected to be retired in conjunction with the completion of the Company's ongoing Rights Offering described below.

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

Note 5 - Other expenses

For the nine months ended September 30, 2003, other expense of $541,000 consisted of interest expense of approximately $467,000, finance charges associated with the Company's prior credit facility of $99,000, offset by $25,000 in sub-lease income. For the nine months ended September 30, 2002, other income of $7,000 consisted primarily of the prepayment of the remaining balance of the note receivable from ESS in the amount of $231,951, interest income of $11,000, gain on disposition of fixed assets of $25,000 and other income of $7,000 offset by interest expense of $268,000.

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

Overview

Over the past few years, the Company has been attempting to grow its service revenues through the development of a service offering known as RefrigerantSide(R) Services. RefrigerantSide(R) Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company created a network of service depots that provide a full range of the Company's RefrigerantSide(R) Services to facilitate the growth and development of its service offerings.

During 1999 and 2001, the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide(R) Services represent the Company's long term growth potential. However, in recent periods the Company has not been successful in growing its RefrigerantSide(R) Services revenue. As part of the Company's goal to grow its RefrigerantSide(R) Services business, in 2002, the Company commenced a restructuring of its sales and marketing efforts culminating in the reorganization of the Company in May 2003. As a result of the reorganization, the Company has determined to focus its sales and marketing efforts on vertical markets; rather than geographic markets that had been the focus associated with its network of service depots. In pursuing its vertical strategy, the Company expects to focus its RefrigerantSide(R) Services on specific industries, including petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to create strategic alliances with companies that will allow it to co-locate its equipment and to utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide(R) Services. In addition, as a result of the Company's new market strategy, the Company has closed six of its service depots. The territories served by the depots will continue to be served by the Company's remaining service depots. In the near term, the Company expects that it will incur additional expenses and losses related to the development of its RefrigerantSide(R) Services.

Sales of refrigerants continue to represent a majority of the Company's revenues. Most of the Company's refrigerant sales are chlorofluorocarbon, or CFC based refrigerants, which are no longer manufactured. In addition, the Company expects that, over time, the demand for CFC based refrigerants will decrease as equipment that utilizes other chemical based refrigerants replaces those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. To the extent that the Company is unable to source CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations would be materially adversely affected.

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

Results of Operations

Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

Revenues for the three months ended September 30, 2003 were $3,988,000, an increase of $108,000 or 3% from the $3,880,000 reported during the comparable 2002 period. The increase in revenues was primarily attributable to an increase in its RefrigerantSide(R) Services revenues.

Cost of sales for the three months ended September 30, 2003 were $2,971,000, an increase of $180,000 or 6% from the $2,791,000 reported during the comparable 2002 period. The increase in cost of sales was primarily due to an increase in costs associated with the Company's refrigerant reclamation production facilities, including $80,000 as a consequence of the Company's efforts to consolidate its refrigerant reclamation operations into one facility. As a percentage of sales, cost of sales were 75% of revenues for the three month period ended September 30, 2003, as compared to the 72% reported for the comparable 2002 period. Cost of sales as a percentage of revenues increased primarily as a result of consolidation costs associated with the Company's production facility.

Operating expenses for the three months ended September 30, 2003 were $1,432,000, a decrease of $433,000 or 23% from the $1,865,000 reported during the comparable 2002 period. The decrease was primarily attributable to a decrease in selling expenses associated with the Company's RefrigerantSide(R) Service offering as a consequence of the reorganization of the Company's sales and marketing efforts pursuant to changes in its RefrigerantSide(R) Services strategy in May 2003.

Other income (expense) for the three months ended September 30, 2003 was ($174,000) as compared to the ($79,000) reported during the comparable 2002 period. Other income (expense) includes interest expense of $182,000 and $83,000 for the 2003 and 2002 periods, respectively, offset by other income of $8,000 and $4,000 for the 2003 and 2002 periods, respectively. The increase in interest expense is primarily attributed to the original issue discount and accrued interest on the Convertible Notes.

No income taxes for the three months ended September 30, 2003 and September 30, 2002 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and 2002 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitation.

Net loss for the three months ended September 30, 2003 was ($589,000), a reduction of $266,000 from the net loss of ($855,000) reported during the comparable 2002 period. The reduction in the net loss for the 2003 period as compared to 2002 was primarily attributable to the reduction in selling expenses associated with the Company's RefrigerantSide(R) Service offering as a result of the reorganization of the Company's sales efforts that occurred during May of 2003.

Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

Revenues for the nine months ended September 30, 2003 were $14,729,000, a decrease of $2,031,000 or 12% from the $16,760,000 reported during the comparable 2002 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues and, to a lesser extent, a decrease in RefrigerantSide(R) Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound and volume of refrigerants to the automotive aftermarket. The decrease in RefrigerantSide(R) Services was primarily a reduction in the number of jobs sold.

Cost of sales for the nine months ended September 30, 2003 was $10,566,000, a decrease of $1,664,000 or 14% from the $12,230,000 reported during the comparable 2002 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold and payroll associated with the Company's RefrigerantSide(R) Services. As a percentage of sales, cost of sales were 72% of revenues for 2003, a decrease from the 73% reported for the comparable 2002 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold and a reduction in payroll associated with the Company's RefrigerantSide(R) Services.

Operating expenses for the nine months ended September 30, 2003 were $5,152,000 a decrease of $555,000 or 10% from the $5,707,000 reported during the comparable 2002 period. The decrease was primarily attributable to a reduction in selling expenses associated with the Company's RefrigerantSide(R) Service offering of $732,000 offset by a one-time charge for reorganization costs of $350,000.

Other income (expense) for the nine months ended September 30, 2003 was ($541,000), compared to the $7,000 reported during the comparable 2002 period. Other income (expense) includes interest expense of $467,000 and $268,000 for the comparable nine month periods ended September 30, 2003 and 2002, respectively, offset by other income (expense) of ($74,000) and $275,000, respectively for the 2003 and 2002 periods. The increase in interest expense is primarily attributed to the original issue discount and accrued interest on the Convertible Notes. Other income (expense) during the 2003 period consisted of finance charges on the Company's prior credit facility of $99,000 offset by $25,000 of sub-lease income. Other income during the 2002 period primarily relates to interest income and the non-recurring proceeds from the prepayment of the note receivable from ESS of $232,000 and gain on sale of assets of $25,000.

No income taxes for the nine months ended September 30, 2003 and 2002 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and 2002 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the nine months ended September 30, 2003 was $1,530,000 an increase of $360,000 from the $1,170,000 net loss reported during the comparable 2002 period. The increase in net loss was primarily attributable to the one-time charge for reorganization costs of $350,000, interest related to the Company's prior credit facility; and interest expense related to the amortization of the original issue discount on the Convertible Notes during the 2003 period; and the lack of the non-recurring gain of $232,000 from the prepayment of the note receivable from ESS in 2002, offset by a reduction in selling expenses associated with the Company's RefrigerantSide(R) Service offering.

Liquidity and Capital Resources

At September 30, 2003, the Company had a working capital deficit, which represents current assets less current liabilities, of approximately $57,000, an increase of $46,000 from the working capital deficit of $11,000 at December 31, 2002. The decrease in working capital is primarily attributable to new financing in 2003 offset by the net loss incurred during the nine months ended September 30, 2003.

Principal components of current assets are inventory and trade receivables. At September 30, 2003, the Company had inventories of $2,025,000, a decrease of $942,000 or 32% from the $2,967,000 at December 31, 2002. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements. At September 30, 2003, the Company had net trade accounts receivable of $2,707,000, an increase of $736,000 or 37% from the $1,971,000 at December 31, 2002. The increase in the accounts receivable balance relates to seasonal revenue fluctuations. The Company's trade accounts receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

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

The Company's Registration Statement for 5,166,320 shares of its common stock to be offered for sale through the issuance of rights to its common stockholders and to members of the public with respect to shares not subscribed for in the rights offering was declared effective on September 23, 2003. Pursuant to this rights offering, holders of the Company's common stock on September 18, 2003, received one (1) non-transferable right to purchase one (1) share of common stock of the Company at a subscription price of $1.10 for each share of the Company's stock they hold. As provided for in the registration statement, any stockholder of record who receives rights and who fully exercises his or her rights was permitted to oversubscribe for additional shares of common stock at the subscription price. The registration statement provides that to the extent shares offered are not subscribed for by the stockholders in the rights offering by the expiration date, the Company will offer those shares to members of the public at the subscription price. As of November 7, 2003, the expiration date, the rights portion of the Company's common stock offering had ended and the Company sold 73,600 shares of common stock, receiving $80,960 in gross proceeds. As of November 8, 2003, the Company is offering the remaining 5,092,720 registered shares for sale to the public. Such offer will expire on November 20, 2003 unless the Company's board of directors decides to extend the date. Even though the Company has the right to sell the remaining unsubscribed shares to the public, there can be assurances that the Company will be able to sell any of these shares. The inability to raise additional capital could have a material adverse effect on the Company.

Net cash used by operating activities for the nine months ended September 30, 2003, was $592,000 compared with net cash used by operating activities of $224,000 for the comparable 2002 period. Net cash used by operating activities was primarily attributable to the net loss for the 2003 period, an increase in trade receivables and deferred equity costs and other assets, offset by an increase in trade payables and a decrease in inventories.

Net cash used by investing activities for the nine months ended September 30, 2003, was $226,000 compared with net cash used by investing activities of $32,000 for the prior comparable 2002 period. The net cash used by investing activities was due to equipment additions primarily associated with the Company's new production facility in Champaign, IL, as well as additions to patents.

Net cash provided by financing activities for the nine months ended September 30, 2003, was $723,000 compared with net cash used by financing activities of $494,000 for the comparable 2002 period. The net cash provided by financing activities for the 2003 period primarily consisted of proceeds from long-term debt of $1,538,000, offset to a lesser extent by a reduction of $316,000 of the amounts outstanding under the Company's revolving line of credit with Keltic Financial Partners, LLP ("Keltic"), and repayment of long term debt of $501,000.

At September 30, 2003, the Company had cash and cash equivalents of $450,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its RefrigerantSide(R)Service offering and consolidation of its reclamation facilities. The Company estimates that capital expenditures during the year ended December 31, 2003 may range from approximately $400,000 to $500,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0 %, or 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2003, Hudson had in the aggregate $1,718,000 outstanding under the Keltic credit facility and $426,000 available for borrowing under the credit facility. In addition, the Company had $380,000 outstanding under its term loan with Keltic. As of September 30, 2003, the Company was in violation of certain of its loan covenants with Keltic for which a waiver was obtained.

In connection with the Keltic credit facility, Hudson also entered into a loan arrangement with the Flemings Funds for the principal amount of $575,000. The loan is unsecured, is for a term of three years, and accrues interest at an annual rate equal to the greater of the prime rate plus 2.0%, or 6.5%. In accordance with the terms of the Keltic credit facility, the amount of principal and interest outstanding under this loan arrangement reduces Hudson's aggregate borrowing availability by a like amount under its credit facility with Keltic. This loan is expected to be retired in conjunction with the completion of the Company's Rights Offering.

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

In November 2002, the Company consummated the private sale of unsecured 12% subordinated promissory notes ("Bridge Notes") to a limited number of purchasers, for which it received gross proceeds of $655,000. The Bridge Notes were for a term of one year and were subordinate in payment to the Company's obligations under its prior credit facility. In accordance with the terms of the Bridge Notes, each of the purchasers, at their option, elected to defer quarterly interest payments which were to be added to the principal amount of the Bridge Notes as of each interest payment date and interest would accrue on the principle and any unpaid interest at 12% per annum. The Bridge Notes automatically exchanged for unsecured 10% subordinated promissory notes ("Exchange Notes"), upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of unsecured 10% subordinated promissory notes ("Convertible Notes") to a limited number of purchasers, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. As of December 20, 2002, the Exchange Notes and the Convertible Notes were identical in terms and together are referred herein as the ("Notes"). The Notes have a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. Holders of the Notes had the one time option to elect to either receive payments of interest on a quarterly basis, subject to limitations described below, or defer quarterly interest payments, in which case, interest would be added to the outstanding amount of the Notes on each quarterly payment date and accrue interest at the then effective interest rate of the Notes. The Notes are unsecured and subordinate in payment to the Company's obligations under its credit facility with Keltic. The Notes may not be prepaid in cash by the Company without the prior consent of Keltic and payment of interest, if any, in cash on any scheduled quarterly interest payment date is limited to an aggregate of $20,000 per calendar year. Holders of the Notes have the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.79 per share.

On April 15, 2003 the Company issued an additional $500,000 principal amount of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 note issuance is identical to the December 2002 issuance, except that the conversion rate of these Convertible Notes was initially $1.41 and is currently $1.10 per share subject to further adjustment as described below. The Convertible Notes issued in April 2003 are included in the term "Notes" as used herein.

The conversion rate of the Notes is subject to adjustment on a full ratchet basis, this means that if the Company issues any stock at a price less than the conversion rate, the conversion rate for all shares issuable upon conversion of the Notes will be adjusted downward to such price. This adjustment is applicable in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective conversion rate of the Notes. In addition, the conversion rate is subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock; (ii) any payment, issuance or distribution by the Company to its stockholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets. As a result of the Company's rights offering, the conversion rate of the $500,000 principal amount of Convertible Notes issued by the Company on April 15, 2003, and the conversion rate of $495,000 principal amount of the Convertible Notes issued by the Company on December 20, 2002 has been adjusted downward to the $1.10 rights offering subscription price. In connection with the Company's rights offering the Series A Preferred Stockholders voluntarily agreed to an upward adjustment of their conversion price of $400,000 principal amount of Convertible Notes owned by them to the $1.10 rights offerings price from the current conversion rate of $.79, provided that the Company raises an additional $1,000,000 in gross proceeds from sources other than the conversion of convertible debt or funds received from the Series A Preferred Stockholders. Based on the results of the rights offering thus far, the Company does not expect to reach the $1,000,000 threshold. As a result, the Company does not anticipate that the voluntary upward adjustment in the conversion price of the Convertible Notes owned by the Series A Preferred Stockholders will occur.

The Notes provide that in the event of an equity offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), (the "Equity Offering") all outstanding principal and interest, if any, on the Notes shall be converted into restricted shares of Common Stock at the then effective conversion rate.

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

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. A minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Although the holders of the Series A Preferred Stock agreed to waive their rights to an immediate downward adjustment of the current $2.375 conversion price of the Series A Preferred Stock in connection with the issuance of the Notes, any subsequent conversion of the Notes will result in a downward adjustment of the conversion price of the Series A Preferred Stock to equal the conversion price of the Notes. Consequently, upon conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock will cause the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share. Assuming that the Series A Preferred Stock converts to common stock at a conversion price of $.79 per share and based upon 125,085 shares of Series A Preferred Stock issued as of September 30, 2003, the holders of the Series A Preferred Stock would receive 15,833,544 shares of Common Stock. Similarly, the conversion price of such Series A Preferred Stock may be subsequently adjusted to equal the consideration received by the Company in connection with any subsequent issuance of securities below the current $2.375 conversion price.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2003 and September 30, 2003 the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,153 and 4,303, respectively, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

The Company believes that it will be able to satisfy its working capital requirements for the immediate future from anticipated cash flow from operations and available funds under its credit facility with Keltic. The Company believes that it will need additional financing during 2003 to support its continuing operations. In addition, any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's depots and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated. The Company is currently seeking to obtain additional financing through the issuance of debt and/or equity securities, which includes a registered offering of Common Stock by the Company to, among others, its stockholders. There can be no assurance, however, that the Company will be able to obtain any additional capital on commercially reasonable terms or at all, and its inability to do so would have a material adverse effect on the Company.

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

During the nine months ended, September 30, 2003 and 2002, no one customer accounted for 10% of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2003, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the settlement, the Company paid to United the sum of $1,000,000 and has been making additional monthly payments in the amount of $5,000, with final payment to be made in December 2003. The proceeds of the settlement were required to be used to fund the construction and operation by United of a new remediation tower, as well as for the continuation of temporary remedial measures implemented by United that have successfully contained the spread of R-11. The remediation tower was completed in March 2001, and is designed to treat all of United's impacted wells and restore the water to New York State drinking water standards for supply to the public. The Company carries $1,000,000 environmental impairment insurance per occurrence and in connection with the settlement, exhausted all insurance proceeds available for that occurrence under all applicable policies.

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

Item 5 - Other Information

Based on the information that the Company submitted to a Nasdaq listing qualifications panel, among other information, the Company has been granted a temporary exception from the Nasdaq shareholders' equity continued listing standard subject to the Company meeting certain conditions, including a demonstration of its achieving shareholders' equity of at least $4 million by December 5, 2003 and the filing, by March 31, 2004, of its Form 10-K for the fiscal year ending December 31, 2003 evidencing that it had shareholders' equity of at least $2.5 million. Unless the Company is able to obtain a modification of the exception granted, of which there can be no assurance, the exception will expire and and the Company's common stock will be delisted from Nasdaq if the Company does not meet either of the two conditions stated above by the requisite time periods or if the Company does not satisfy any of the remaining criteria for continued listing.

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

      (b) No report on Form 8-K was filed during the quarter ended September 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                    HUDSON TECHNOLOGIES, INC.


                                    By: /s/ Kevin J. Zugibe    November 13, 2003
                                        ----------------------------------------
                                            Kevin J. Zugibe            Date
                                            Chairman and
                                            Chief Executive Officer


                                    By: /s/ James R. Buscemi   November 13, 2003
                                        ----------------------------------------
                                            James R. Buscemi          Date
                                            Chief Financial Officer