Form 10KSB
period 2003-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2004-03-24
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

_____________________

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 2003 were $17,963,000

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 8, 2004 was approximately $10,170,000. As of March 8, 2004, there were 8,999,626 shares of the Issuer's Common Stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Index

Part I

Item 1. Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

The Company's executive offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use, in the United States, of refrigerants containing chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs"), the most commonly used refrigerants, are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs and damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act further requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems. In addition, the Act prohibited production of CFC refrigerants effective January 1, 1996 and limits the production of HCFC refrigerants, which production is scheduled to be phased out by the year 2030. Owners, operators and companies servicing cooling equipment are responsible for the integrity of their systems regardless of the refrigerant being used and for the responsible management of their refrigerant.

Products and Services

From its inception, the Company has sold refrigerants and provided refrigerant management services. Today these offerings represent most of the Company's revenues. During the last five years the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, both compliment and offset the seasonality of the Company's refrigerant sales and refrigerant management services. The Company believes that its RefrigerantSide® Services represent the Company's long term growth potential. Each of the Company's products and services are more fully described below.

RefrigerantSide® Services

The Company provides services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including its patented Zugibeast® system. Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by certain process patents.

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin refrigerants are purchased by the Company from several suppliers, including E.I. DuPont de Nemours and Company ("DuPont") as part of the Company's strategic alliance with DuPont (see "Strategic Alliance" below), and resold by the Company, typically at wholesale. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The Company regularly purchases used or contaminated refrigerants, most of which are CFC based, from many different sources, which refrigerants are then reclaimed, using the Company's high volume proprietary reclamation equipment, and resold by the Company.

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, testing and banking (storage) services tailored to individual customer requirements. Hudson also separates "crossed" (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

Hudson's Network

Hudson operates from a network of facilities located in:
Baton Rouge, Louisiana	--RefrigerantSide® Service depot
Champaign, Illinois	--Reclamation and separation of refrigerants and cylinder refurbishment center;
RefrigerantSide® Service depot
Charlotte, North Carolina	--RefrigerantSide® Service depot
Fremont, New Hampshire	--Telemarketing office
Hillburn, New York	--RefrigerantSide® Service depot
Pearl River, New York	--Company headquarters and administration offices
Seattle, Washington	--RefrigerantSide® Service depot

Strategic Alliances

In January 1997, the Company entered into an agreement with DuPont, pursuant to which the Company provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's Authorized Distributor Network. The agreement expires February 28, 2006 and is subject to earlier termination, as defined in the agreement, by either party. In addition, the Company markets DuPont's SUVA™ refrigerant products together with the Company's reclamation and refrigerant management services.

The Company has recently evaluated its sales and marketing strategy and has determined to reorganize its RefrigerantSide® Services business to focus its efforts on vertical markets; rather than the geographic markets that had been the focus associated with its network of RefrigerantSide® Service depots. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States as well as to expand its presence outside the United States, the Company has created a strategic alliance with the BOC Group PLC ("BOC Group") and intends to pursue the creation of additional strategic alliances with companies that service larger customers in targeted industries which would enable the Company to co-locate its equipment with these strategic partners and utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services.

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. In furtherance of the Company's efforts to expand its presence outside the United States, in June 2003 the Company entered into an exclusive global technology and marketing agreement with BOC Group, a worldwide industrial gases, vacuum technologies and distribution services company that serves two million customers in more than 50 countries. Under the agreement the Company has agreed to license its RefrigerantSide® Services technology to BOC Group, and the Company has agreed to enter into separate supplemental agreements with certain BOC Group affiliate companies, pursuant to which the Company will license its RefrigerantSide® Services technology and the use of its related proprietary equipment to each BOC Group affiliate in return for a license fee payable to the Company by the BOC Group affiliate in annual installments during the course of that supplemental agreement and royalty payments to the Company based on revenues derived by the BOC Group affiliate from the performance of RefrigerantSide® Services licensed from the Company. The arrangement is specifically aimed at marketing and developing the Company's RefrigerantSide® and other performance optimization services in over 20 countries outside the United States. Currently, the Company has executed two separate supplement agreements with BOC Group affiliates covering the United Kingdom and the Republic of South Africa. The agreement with the BOC Group is, and each supplemental agreement with a BOC Group affiliate will be, for an initial term of seven years and may be further extended for an initial period of three years and thereafter on an open-ended basis unless earlier terminated by either party upon six months' prior written notice.

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

For the year ended December 31, 2003, no customer accounted for 10% of the Company's revenues. For the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet (www.hudsontech.com). Information in the Company's website is not part of this report.

The Company's sales personnel are compensated on a combination of a base salary and commission. The Company's executive officers devote significant time and effort to customer relationships.

Competition

The Company competes primarily on the basis of the performance of its proprietary high volume, high-speed equipment used in its operations, the breadth of services offered by the Company, including proprietary RefrigerantSide® Services and other on-site services and price, particularly with respect to refrigerant sales.

The Company competes with numerous regional and national companies, which provide refrigerant reclamation services, as well as market reclaimed and virgin refrigerants. Certain of these competitors possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, provide services or products over a more extensive geographic area than the Company.

Hudson's RefrigerantSide® Services provide new and innovative solutions to certain problems within the refrigeration industry and as such the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional methods of solving the industry's problems and as a result there can be no assurance that the Company will be able to compete successfully or penetrate this service market as rapidly as it anticipates.

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

Hudson maintains environmental impairment insurance of $1,000,000 per occurrence, and $2,000,000 annual aggregate for events occurring subsequent to November 1996. In June 2000, the Company settled a claim brought by United Water of New York, Inc., which settlement exhausted all of the Company's environmental impairment insurance coverage available for that matter (see "Item 3 Legal Proceedings"). There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured, or that the Company will not incur liability for environmental impairment or personal injury.

Government Regulation

The business of refrigerant sales, reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including in the United States the Environmental Protection Agency ("EPA"), the United States Occupational Safety and Health Administration and the United States Department of Transportation.

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

Employees

The Company has 64 full and 5 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent relating to the high-speed equipment, components and process to reclaim refrigerants, and a registered trademark for its "Zugibeast®". The patent expires in January 2012. The Company believes that patent protection is important to its business and has received additional United States patents relating to high-speed refrigerant recovery and to various RefrigerantSide® Services. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company's existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment infringe or are alleged to infringe patents or other proprietary rights of others, the Company may be required to modify the design of its equipment, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

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

Business Risk Factors

There are many important factors that have affected, and in the future could affect, the Company's business, including but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond the Company's control and future trends are difficult to predict.

The Company may need additional financing to satisfy its future capital requirements, which may not be readily available to the Company.

The Company's capital requirements have been and will continue to be significant. Although the reorganization of the Company's RefrigerantSide® Services business was aimed at increasing efficiencies and reducing the Company's expenses, in the near term the Company expects to incur additional expenses in the development and implementation of this business. In addition, unanticipated declines in revenues or increases in operating costs could require resources substantially greater than available to the Company. As a result, the Company may be required to seek additional equity or debt financing in order to meet these increased operating expenses. The Company has no current arrangements with respect to, or sources of, additional financing, which if available to it may not be on acceptable terms. The Company's inability to obtain additional capital financing when needed could materially adversely affect its business and future financial condition and could require the Company to curtail or otherwise cease its existing operations.

The nature of the Company's business exposes it to potential liability.

The refrigerant recovery and reclamation industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or nonhazardous substances or materials. The Company may be strictly liable for damages, which could be substantial, regardless of whether the Company exercised due care and complied with all relevant laws and regulations. The Company's current insurance coverage may not be sufficient to cover potential claims and adequate levels of insurance coverage may not be available in the future at a reasonable cost. A partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

The Company may not be successful in pursuing its contemplated growth strategy.

The Company's business objective is to seek to expand its RefrigerantSide® Services business, which expansion is subject to the availability of adequate financing and will be largely dependent upon the Company's ability to profitably operate its existing business and implement its vertical market penetration of certain industries in which the Company intends to co-market its RefrigerantSide® Services. The Company may not be successful in the implementation of this strategy.

The Company's business and financial condition is substantially dependent on the sale and continued environmental regulation of CFCs.

Refrigerant sales continue to represent a significant portion of the Company's revenues. Most of the Company's refrigerant sales, however, are CFC based refrigerants which are no longer manufactured. The Company's inability to source CFC based refrigerants for resale would have a material adverse effect on the Company's financial condition and result of operations. Moreover, the Company's business and prospects are largely dependent upon continued regulation of the use and disposition of refrigerants containing CFCs. Changes in government regulations relating to the emission of refrigerants containing CFCs into the atmosphere could have a material adverse effect on the Company. Failure by government authorities to otherwise continue to enforce existing regulations or significant relaxation of regulatory requirements could also adversely affect demand for the Company's services and products.

The Company's business is subject to significant regulatory compliance burdens.

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, the United States Occupational Safety and Health Administration and the United States Department of Transportation. Although the Company believes that it is in substantial compliance with all material regulations relating to its material business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerant could require the Company to continually alter its methods of operation and/or discontinue the sale of certain of its products resulting in costs to the Company that could be substantial. The Company may not be able, for financial or other reasons, to comply with applicable laws, regulations and permitting requirements, particularly as it seeks to enter into new geographic markets. The Company's failure to comply with applicable laws, rules or regulations or permitting requirements could subject it to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would materially adversely impact its operations and future financial condition.

As a result of competition, and the strength of some of its competitors in the market, the Company may not be able to compete effectively.

The markets for the Company's services and products are highly competitive. The Company competes with numerous regional and national companies which provide refrigerant recovery and reclamation services, as well as companies which market and deal in reclaimed and alternative refrigerants, including certain of its suppliers, some of which possess greater financial, marketing, personnel and other resources than the Company. The Company also competes with numerous manufacturers of refrigerant recovery and reclamation equipment. Certain of these competitors have established reputations for success in the service of air conditioning and refrigeration systems. The Company may not be able to complete successfully, particularly as it seeks to enter into new markets.

A number of factors negatively impact the price and/or availability of used refrigerants which would, in turn, adversely affect the Company's business and financial condition.

The Company's business is substantially dependent on the availability of used refrigerants in large quantities and the corresponding demand for reclaimed refrigerants which may be affected by several factors, including limitations on commercial production and use imposed by government regulation as the introduction and commercial use of new refrigerants and air conditioning and refrigeration equipment, price competition resulting from additional market entrants and changes in government regulation, particularly regulations repealing or imposing taxes on the use of refrigerants. Although the Company believes that sufficient quantities of used domestic refrigerants will continue to be available to it at a reasonable cost for the foreseeable future, the Company does not maintain agreements with any of its domestic suppliers to obtain refrigerants from time to time in the ordinary course of business. Sufficient amounts of used refrigerants may not be available to the Company in the future or may be available on commercially unreasonable terms. Additionally, the Company may be subject to price fluctuations, periodic delays or shortages of used refrigerant or current levels of demand for reclaimed refrigerants may decrease. The Company's failure to recover and reclaim refrigerants for customers or to otherwise obtain, reclaim and resell sufficient quantities of refrigerants would have a material adverse effect on its future operating margins and results of operations.

The loss of key management personnel would adversely impact the Company's business.

The Company's success is largely dependent upon the efforts of its Chief Executive Officer and Chairman, the loss of the services of which would have a material adverse effect on the Company's business and prospects.

The Company has the ability to designate and issue preferred stock which may have rights, preferences and privileges greater than the Company's Common Stock and which could impede a subsequent change in control of Hudson.

The Company's Certificate of Incorporation authorizes its Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further shareholder approval. A total of 150,000 of the shares of preferred stock have been designated as Series A Convertible Preferred Stock, 125,085 shares of which are outstanding as of December 31, 2003. The rights of the holders of the Company's Common Stock will be subject to and may be adversely affected by the rights of holders of any additional preferred stock that may be issued in the future. The Company's ability to issue preferred stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of its voting stock, thereby delaying, deferring or preventing a change in control of Hudson.

If the Company's Common Stock were delisted from NASDAQ it would be subject to "penny stock" rules which could negatively impact its liquidity and the Company's stockholders' ability to sell their shares.

The Company's Common Stock is currently listed on NASDAQ. The Company must comply with numerous NASDAQ MarketPlace rules in order to continue the listing of our Common Stock on NASDAQ and the Company's stock is currently listed under an exemption with respect to a NASDAQ MarketPlace rule relating to the Company maintaining a specified level of stockholder's equity. Under the terms of that exception, on or before March 31, and May 15, 2004, the Company must file the forms 10-KSB and 10-QSB for the fiscal year ended December 31, 2003 and the quarter ended March 31, 2004, respectively, evidencing continued compliance with the minimum required level of stockholders equity. There can be no assurance that the Company can continue to meet the minimum stockholders' equity or other rules required to maintain the NASDAQ listing of the Company's Common Stock. If the Company's Common Stock ceases to trade on NASDAQ the Common Stock would be subject to certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock which, subject to certain exceptions, is any non-NASDAQ equity security that has a market price of less than $5.00 per share. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's Common Stock, which could severely limit the market liquidity of the Company's Common Stock.

Based on the current conversion rate of the Series A Preferred Stock, the holders of the shares effectively control the affairs of the Company.

The holders of the Company's Series A Preferred Stock own approximately 75% of the Company's outstanding Common Stock on a fully diluted, as converted basis, based upon the current $.79 conversion price of the Series A Preferred Stock. Moreover, any downward adjustment of the conversion price below the current $.79 conversion price of the Series A Preferred Stock will result in a substantial increase of the ownership percentage of the Company by the holders of the Series A Preferred Stock. Accordingly, such persons acting together, will be in a position to significantly effect, and potentially fully control the Company and the election of its directors and generally direct the Company's affairs. There is no provision for cumulative voting for directors.

Item 2. Description of Properties

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

The Company's Fremont, New Hampshire telemarketing facility is located in a 2,100 square foot building leased from an unaffiliated third party at an annual rental of $8,000 pursuant to an agreement expiring in June 2004.

The Company's Hillburn, New York facility is located in a 21,000 square foot building leased from an unaffiliated third party at an annual rental of $104,000 pursuant to an agreement expiring in May 2004.

The Company's headquarters are located in a 3,625 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $65,000 pursuant to an agreement expiring December 2007.

The Company's Seattle, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rental of $20,000 pursuant to an agreement expiring in March 2004.

The Company has, and will continue to evaluate its sales and marketing efforts in order to improve the Company's sales and profitability. The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases. During 2003, the Company has determined to change its sales and marketing strategy toward vertical markets and alliances rather than geographic markets. One of the consequences of this change has been to close a number of the Company's service depots. The Company may seek to enter into new leases or month to month arrangements for the facilities with leases that expire in 2004. The Company has extended the lease of its Seattle facility on a month to month basis.

Item 3. Legal Proceedings

In June 1998, United Water of New York, Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of alleged contamination of certain of United's wells which are in close proximity to the Company's Hillburn, New York facility.

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

In July 1999, United amended its complaint in the Rockland County action to allege facts relating to, and to seek damages allegedly resulting from the, April 1, 1999 R-11 release.

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the settlement, the Company paid to United the sum of $1,000,000 and has been making additional monthly payments in the amount of $5,000. The final monthly payment was made by the Company in February 2004, satisfying all remaining obligations of the Company to United under the settlement. The Company carries $1,000,000 environmental impairment insurance per occurrence and in connection with the settlement, exhausted all insurance proceeds available for that occurrence under all applicable policies.

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. In June 2003, the EPA advised the Company that it has no current plans to finalize the process for listing the Hillburn facility on the NPL. The EPA also advised the Company that it will not at this time withdraw the proposal of the Hillburn facility on the NPL.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village was below 1 ppb. In October 2002, the Village advised the Company that it intends to proceed with plans to protect its wells and would look to the Company to reimburse the Village for any costs it may incur. To date, no detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs. The Company has reimbursed the Village for approximately $12,000 of costs incurred to date for additional sampling by the Village of its wells and for minor preparatory work in connection with the Village's plan for protecting its wells.

In February 2003, the Company agreed to extend the statute of limitations applicable to any claims that may be available to Ramapo Land Company, the lessor of the Company's Hillburn facility, arising out of the April 1, 1999 incident for an additional two years. To date, no claims against the Company have been asserted or threatened by Ramapo Land Company.

During the year ended December 31, 2003, the Company recognized $31,000 in additional remediation costs in connection with the matters referred to above. There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that Ramapo Land Company will not assert any claim against the Company, or that any such claim will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On December 19, 2003, the Company held its annual meeting of shareholders. At the meeting, the shareholders elected the class of the following three directors of the Company whose terms were expiring and who were nominated for reelection by the Company:
-	Vincent P. Abbatecola received 11,175,316 votes for election and 112,100 votes were withheld
-	Robert L. Burr received 11,173,901 votes for election and 113,515 were withheld
-	Otto C. Morch received 11,175,401 votes for election and 112,015 votes were withheld

The term of this class expires in 2005.

Part II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock traded from November 1, 1994 to September 20, 1995 on the NASDAQ SmallCap Market. From September 20, 1995 through May 12, 2002, the Common Stock traded on the NASDAQ National Market. Since May 13, 2002, the Common Stock has traded on the NASDAQ SmallCap Market. On November 4, 2003, the Company was granted an exception by the NASDAQ Listing Qualifications Panel, which allowed the Company to continue to list its Common Stock on the NASDAQ SmallCap market. The exception was required as a result of the Company's stockholders' equity balance falling below the minimum amount for continued listing on the NASDAQ SmallCap Market. Effective November 4, 2003 the Company's symbol was changed from HDSN to HDSNC. There can be no assurance that, in the future, the Company will be able to meet the requirements necessary for continued listing of its Common Stock on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common Stock as reported by NASDAQ.

	High	Low
2002
- First Quarter	$ 3.95	$ 2.60
- Second Quarter	$ 3.10	$ 1.60
- Third Quarter	$ 2.09	$ 0.85
- Fourth Quarter	$ 1.70	$ 0.56

2003
- First Quarter	$ 1.82	$ 1.20
- Second Quarter	$ 2.72	$ .97
- Third Quarter	$ 2.00	$ 1.00
- Fourth Quarter	$ 1.48	$ 0.51

The number of record holders of the Company's Common Stock was approximately 250 as of March 1, 2004. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. In addition, the Company has a credit facility with Keltic Financial Partners, LLP ("Keltic") which, among other things, restricts the Company's ability to declare or pay any dividends on its capital stock, except for dividends declared or paid on the Company's Series A Preferred Stock. The Series A Preferred Stock carries a dividend rate of 7% and as such has a dividend preference over the Common Stock. The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares (see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Liquidity and Capital Resources).

In November 2002, the Company consummated the private sale of unsecured 12% subordinated promissory notes ("Bridge Notes") to a limited number of purchasers, including certain officers of the Company and their family members as well as holders of Series A Preferred Stock, for which it received gross proceeds of $655,000. The Bridge Notes were for a term of one year and were subordinate in payment to the Company's obligations under its prior credit facility. The Bridge Notes and accrued interest aggregating approximately $665,000, automatically exchanged for unsecured convertible subordinated promissory notes, described in more detail immediately below, ("Exchange Notes") upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting held on December 20, 2002.

Effective December 2002, the Company consummated the private sale of unsecured 10% convertible subordinated promissory notes ("Convertible Notes"), to a limited number of purchasers, including certain officers of the Company and their family members as well as holders of the Series A Preferred Stock, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. As of December 2002, the Exchange Notes and the Convertible Notes were identical in terms and together are referred to herein as the ("Notes"). The Notes had a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. The Notes were unsecured and subordinate in payment to the Company's obligations under its credit facility with Keltic. Holders of the Notes had the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.79 per share.

On April 15, 2003 the Company issued an additional principal amount of $500,000 of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 Convertible Notes were identical to the Convertible Notes issued in December 2002, except that the conversion rate of these notes was $1.41 per share and the first anniversary of their issuance would be in April 2004 (hereinafter, unless otherwise stated, the "Notes" shall also refer to the April 15, 2003 Convertible Notes).

The Notes provided that in the event of an equity offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), (the "Equity Offering"), all outstanding principal and interest, if any, on the Notes shall be converted into restricted shares of Common Stock at the then effective conversion rate.

The conversion rate of the Notes was subject to adjustment on a full ratchet basis, such that upon issuance by the Company of any stock at a price less than the conversion rate, the conversion rate for all shares issuable upon conversion of the Notes would be adjusted downward to such price. This adjustment was applicable in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective conversion rate of the Notes. In addition, the conversion rate was subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock; (ii) any payment, issuance or distribution by the Company to its shareholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the conversion rate of their Convertible Notes to $1.13, which was the average closing sale price of the Company's Common Stock as reported on the NASDAQ SmallCap Market for the five business days immediately preceding the execution of the modification agreements (the "Modified Conversion Rate"); provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the Modified Conversion Rate but in excess of $.79, the conversion rate of the Notes will be adjusted to not less than the public offering price.

The Company was obligated to issue to the holders of the Notes, on the earlier of (a) December 20, 2003, or April 15, 2004 in the case of the April 15, 2003 Convertible Notes, or (b) the consummation by the Company of an Equity Offering, Common Stock purchase warrants (the "Note Warrants") to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible on the date of issuance of the Notes. As a result of the completion of an Equity Offering in December 2003, the Company issued 163,357 Note Warrants. Each Note Warrant is exercisable to purchase one share of Common Stock for a period of five years from issuance at exercise prices (the "Exercise Price") ranging from $.87 to $1.21 per share. The Exercise Price of the Note Warrants was subject to anti-dilution adjustment on terms substantially similar to the anti-dilution adjustment of the Conversion Rate of the Notes. The Company recognized an original issue discount in the aggregate of $315,000, in connection with the issuance of the Note Warrants.

The Bridge Notes, the Notes and the Note Warrants were issued by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and upon Regulation D promulgated thereunder.

The Company's Registration Statement for 5,166,320 shares of its Common Stock to be offered for sale through the issuance of rights to its common shareholders and to members of the public with respect to shares not subscribed for in the rights portion of the offering was declared effective on September 23, 2003 ("Rights Offering"). Pursuant to the Rights Offering, holders of the Company's Common Stock on September 18, 2003, received one (1) non-transferable right to purchase one (1) share of Common Stock of the Company at a subscription price of $1.10 for each share of the Company's Common Stock they owned. As provided for in the Registration Statement, any shareholder of record who received rights and who fully exercised his or her rights was permitted to oversubscribe for additional shares of Common Stock at the subscription price. The Registration Statement provided that to the extent shares offered were not subscribed for by the shareholders in the Rights Offering by the expiration date, the Company would offer those shares to members of the public at the subscription price.

As a result of the Rights Offering, the conversion rates of the $500,000 and $495,000 principal amount of Convertible Notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, were adjusted downward to the $1.10 Rights Offering subscription price. The conversion rate of the $665,000 principal amount of Exchange Notes issued by the Company on December 20, 2002 remained at $.79 price per share.

The Rights Offering closed on December 19, 2003. As a result of the Rights Offering and the conversion of all of the Notes in the aggregate principal amount of approximately $1,660,000, the Company issued an aggregate of 3,833,306 shares of its Common Stock.

As a result of the Rights Offering, the Company became obligated to issue the Note Warrants to the holder of the Notes. On December 19, 2003, the Company issued an aggregate of 163,357 Note Warrants to the holders of the Notes and the Note Warrants expire on December 19, 2008. The Exercise Price for the 79,266 Note Warrants issued with respect to the $500,000 and $495,000 principal amount of Convertible Notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, is $1.21 per share. The Exercise Price for the 84,091 Note Warrants issued with respect to the $665,000 principal amount of Exchange Notes issued by the Company on December 20, 2002 is $.87 per share.

In addition, as a result of the $665,000 principal amount of Exchange Notes converting to Common Stock, the conversion rate of the Series A Preferred Stock was adjusted downward to the current conversion rate of $.79 per share.

See Item 11 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source chlorofluorocarbon, CFC based, refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgements, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgements and estimates, there could be a material adverse effect on the Company. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventories and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimated liabilities could differ from the original estimates.

Overview

Over the past few years, the Company has been attempting to grow its service revenues through the development of a service offering known as RefrigerantSide® Services. RefrigerantSide® Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company's RefrigerantSide® Services to facilitate the growth and development of its service offerings.

During 1999 and 2001, the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide® Services represent the Company's long term growth potential. However, in recent periods the Company has not been successful in growing its RefrigerantSide® Services revenue. As part of the Company's goal to grow its RefrigerantSide® Services business, in 2002, the Company commenced a restructuring of its sales and marketing efforts culminating in the reorganization of the Company in May 2003. As a result of the reorganization, the Company has determined to focus its sales and marketing efforts on vertical markets; rather than geographic markets that had been the focus associated with its network of service depots. In pursuing its vertical strategy, the Company expects to focus its RefrigerantSide® Services on specific industries, including petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to create strategic alliances with companies that will allow it to co-locate its equipment and to utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, as a result of the Company's new market strategy, the Company closed five of its service depots during 2003. The territories previously served by the closed depots are now served by the Company's remaining service depots. The Company is beginning to develop this new sales and marketing strategy and in the near term, expects that it will incur additional expenses and losses related to the development of its RefrigerantSide® Services.

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

The Company believes that, for the foreseeable future in the refrigeration industry overall, there will be a trend towards lower sales prices, volumes and gross profit margins on refrigerant sales, which may result in an adverse effect on the Company's operating results. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and loss of revenues, which would have a material adverse effect on its operating results.

Results of Operations

Year ended December 31, 2003 as compared to year ended December 31, 2002

Revenues for 2003 were $17,963,000, a decrease of $2,000,000 or 10% from the $19,963,000 reported during the comparable 2002 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues and, to a lesser extent, a decrease in RefrigerantSide® Services revenues. The decrease in refrigerant revenues of $1,693,000 is related to a reduction in the sales prices per pound and volume of refrigerants sold to the automotive aftermarket. The Company believes that this trend was based on a declining demand for these products and unseasonably cool weather during the spring and summer of 2003 in the markets served by the Company. The decrease in RefrigerantSide® Services of $307,000 was primarily a reduction in the number of jobs sold.

Cost of sales for 2003 was $13,051,000, a decrease of $1,701,000 or 12% from the $14,752,000 reported during the comparable 2002 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold, which is directly related to the reduction in refrigerant revenues described above, and payroll associated with the Company's RefrigerantSide® Services due to fewer employees supporting RefrigerantSide® Services. As a percentage of sales, cost of sales were 73% of revenues for 2003, a decrease from the 74% reported for the comparable 2002 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold and a reduction in payroll associated with the Company's RefrigerantSide® Services.

Operating expenses for 2003 were $6,445,000 a decrease of $1,219,000 or 16% from the $7,664,000 reported during the comparable 2002 period. The decrease was primarily attributable to a reduction in selling expenses and a reduction in general and administrative cost due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 of $1,308,000, offset by a one-time charge of $350,000 for the reorganization, and a reduction in depreciation and amortization costs of $261,000.

Other income (expense) for 2003 was $(899,000), compared to the $(69,000) reported during the comparable 2002 period. Other income (expense) includes interest expense of $934,000 and $347,000 for 2003 and 2002, respectively, offset by other income of $35,000 and $278,000 for 2003 and 2002, respectively. The increase in interest expense is primarily attributed to the amortization of original issue discount and interest on the Convertible Notes of $315,000 and $185,000, respectively, and finance charge on the Company's prior credit facility of $99,000 all of which are considered non-recurring expenses. Other income (expense) of $35,000 consisted of sub-lease income and a gain on sale of assets. Other income during 2002 period primarily relates to interest income and the non-recurring gain from the prepayment of the note receivable from Environmental Support Solutions, Inc. ("ESS") of $232,000 and gain on sale of assets.

No income taxes for the years ended December 31, 2003 and 2002 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and 2002 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations (see Note 5 to the Notes to the Consolidated Financial Statements).

Net loss for 2003 was $2,432,000 a decrease of $90,000 or 4% from the $2,522,000 net loss reported during the comparable 2002 period. The decrease in net loss was primarily attributable to a decrease in selling and general and administrative expenses due to the reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003, offset by a reduction in gross profit of $299,000, the non-recurring charge of $350,000 for the reorganization, and $315,000 and $185,000 in amortization of original issue discount and interest on the Convertible Notes, respectively. In addition, in the 2002 period there was a non-recurring gain of $232,000 from the prepayment of the note receivable from ESS that did not recur in 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company had a working capital, which represents current assets less current liabilities, of approximately $656,000, an increase of $784,000 from a working capital deficit of $128,000 at December 31, 2002. The increase in working capital is primarily attributable to proceeds from the issuance of Common Stock, including issuances upon the conversion of the Notes, offset by the net loss incurred during the year ended December 31, 2003.

Principal components of current assets are inventory and trade receivables. At December 31, 2003, the Company had inventories of $2,587,000, a decrease of $380,000 or 13% from the $2,967,000 at December 31, 2002. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants that are no longer being manufactured (see "Seasonality and Fluctuations in Operating Results"). At December 31, 2003, the Company had trade receivables of $1,954,000, a decrease of $17,000 or 1% from the $1,971,000 at December 31, 2002. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings. In recent years, the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. During 2003, the Company completed several initiatives to lower its overall operating cost resulting in the elimination of over $1,600,000 in annual expenses. The full impact of these cost reductions will not be fully recognized until 2004. There can be no assurances that these initiatives will be sufficient in lowering the Company's operating losses, in which case the Company will be required to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings.

Net cash used by operating activities for the year ended December 31, 2003, was $768,000 compared with net cash used by operating activities of $1,342,000 for the comparable 2002 period. Net cash used by operating activities was primarily attributable to the net loss for the 2003 period and an increase in trade receivables and accounts payable and accrued expenses offset by a reduction in inventories.

Net cash used by investing activities for the year ended December 31, 2003, was $519,000 compared with net cash used by investing activities of $80,000 for the prior comparable 2002 period. The net cash used by investing activities was due to equipment additions primarily associated with the Company's reclamation facility in Champaign, Illinois and equipment associated with the Company's alliance agreement with the BOC Group.

Net cash provided by financing activities for the year ended December 31, 2003, was $1,398,000 compared with net cash provided by financing activities of $585,000 for the comparable 2002 period. The net cash provided by financing activities for the 2003 period primarily consisted of $863,000 net proceeds received by the Company from the sale of Common Stock and proceeds from long-term debt of $1,538,000, offset by the repayment of debt of $1,003,000.

At December 31, 2003, the Company had cash and cash equivalents of $656,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility and with the alliance with the BOC Group. The Company estimates that capital expenditures during 2004 may range from approximately $500,000 to $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2003 and is more fully disclosed in the Notes to Consolidated Financial Statements (see Notes 9 and 11 to the Notes of the Consolidated Financial Statements) (amounts in thousands of dollars).

	Year ended December 31,
	2004(1)	2005	2006	2007	2008	Total

Long and short term debt and capital lease obligations	$1,777	$ 108	$ 108	$ 108	$ 56	$2,157
Operating leases	391	111	78	74	--	654

Total contractual cash obligations	$2,168	$ 219	$ 186	$ 182	$ 56	$2,811
	=======	======	======	======	======	======

______________________

(1) Long and short term debt and capital lease obligations includes $1,566,000 outstanding under the revolving line of credit facility with Keltic. The Company expects that the revolving line of credit will continue to renew through the term of the credit facility, which expires on May 30, 2006.

On May 30, 2003, Hudson entered into a credit facility with Keltic which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 6.5% at December 31, 2003. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2003, Hudson had in the aggregate $1,566,000 of borrowings outstanding under the Keltic credit facility and $881,000 available for borrowing under the credit facility. In addition, the Company had $360,000 of borrowings outstanding under its term loan with Keltic.

In connection with the Keltic credit facility, Hudson also entered into a loan arrangement with the Flemings Funds for the principal amount of $575,000. The loan was unsecured and accrued interest at an annual rate equal to the greater of the prime rate plus 2.0%, or 6.5%. In accordance with the terms of the Keltic credit facility, the amount of principal and interest outstanding under this loan arrangement reduces Hudson's aggregate borrowing availability by a like amount under its credit facility with Keltic. This loan was retired in conjunction with the completion of the Company's Rights Offering.

Effective March 19, 1999, the Company sold 75% of its stock ownership in ESS to one of ESS's founders. The consideration for the Company's sale of its interest was $100,000 in cash and a six-year 6% interest bearing note in the amount of $380,000. The Company recognized as income the portion of the proceeds associated with the note receivable upon the receipt of cash. Effective October 11, 1999, the Company sold to three of ESS's employees an additional 5.4% ownership in ESS. The Company received $37,940 from the sale of this additional ESS stock. Effective April 18, 2000, ESS redeemed the balance of the Company's stock ownership in ESS. The Company received cash in the amount of $188,000 from the redemption. Pursuant to an agreement dated January 22, 2002, ESS and the Company agreed to a 16% discount of the outstanding balance on the note receivable. On January 25, 2002, as part of a capital financing completed by ESS, ESS paid the Company $231,951, representing the discounted balance as of that date, as full satisfaction of the note receivable and as of that date the Company recognized the proceeds as other income.

In November 2002, the Company consummated the private sale of Bridge Notes to a limited number of purchasers, including certain officers of the Company and their family members as well as holders of the Series A Preferred Stock, for which it received gross proceeds of $655,000. The Bridge Notes and accrued interest aggregating approximately $665,000, automatically exchanged for the Exchange Notes, upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of Convertible Notes to a limited number of purchasers, including certain officers of the Company and their family members as well as holders of the Series A Preferred Stock, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. The Notes had a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. The Notes were unsecured and subordinate in payment to the Company's obligations under its credit facility with Keltic. Holders of the Notes had the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.79 per share.

On April 15, 2003 the Company issued an additional principal amount of $500,000 of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 Convertible Notes were identical to the Convertible Notes issued in December 2002, except that the conversion rate of these notes was $1.41 per share and the first anniversary of their issuance would be in April 2004.

The Notes provided that in the event of an equity offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), (the "Equity Offering"), all outstanding principal and interest, if any, on the Notes shall be converted into restricted shares of Common Stock at the then effective conversion rate.

The conversion rate of the Notes was subject to adjustment on a full ratchet basis, such that upon issuance by the Company of any stock at a price less than the conversion rate, the conversion rate for all shares issuable upon conversion of the Notes would be adjusted downward to such price. This adjustment was applicable in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective conversion rate of the Notes. In addition, the conversion rate was subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock; (ii) any payment, issuance or distribution by the Company to its shareholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the conversion rate of their Convertible Notes to the Modified Conversion Rate of $1.13 provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the Modified Conversion Rate but in excess of $.79, the conversion rate of the Notes will be adjusted to not less than the public offering price.

The Company was obligated to issue to the holders of the Notes, on the earlier of (a) December 20, 2003, or April 15, 2004 in the case of the April 15, 2003 Convertible Notes, or (b) the consummation by the Company of an Equity Offering, Common Stock purchase warrants (the "Note Warrants") to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible on the date of issuance of the Notes. As a result of the completion of an Equity Offering in December 2003, the Company issued 163,357 Note Warrants. Each Note Warrant is exercisable to purchase one share of Common Stock for a period of five years from issuance at exercise prices (the "Exercise Price") ranging from $.87 to $1.21 per share. The Exercise Price of the Note Warrants was subject to anti-dilution adjustment on terms substantially similar to the anti-dilution adjustment of the Conversion Rate of the Notes. The Company recognized an original issue discount in the aggregate of $315,000, in connection with the issuance of the Note Warrants.

The Company's Registration Statement for 5,166,320 shares of its Common Stock to be offered for sale through the issuance of rights to its common shareholders and to members of the public with respect to shares not subscribed for in the rights portion of the offering was declared effective on September 23, 2003 ("Rights Offering"). Pursuant to the Rights Offering, holders of the Company's Common Stock on September 18, 2003, received one (1) non-transferable right to purchase one (1) share of Common Stock of the Company at a subscription price of $1.10 for each share of the Company's Common Stock they owned. As provided for in the Registration Statement, any shareholder of record who received rights and who fully exercised his or her rights was permitted to oversubscribe for additional shares of Common Stock at the subscription price. The Registration Statement provided that to the extent shares offered were not subscribed for by the shareholders in the Rights Offering by the expiration date, the Company would offer those shares to members of the public at the subscription price.

As a result of the Rights Offering, the conversion rates of the $500,000 and $495,000 principal amount of Convertible Notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, were adjusted downward to the $1.10 Rights Offering subscription price. The conversion rate of the $665,000 principal amount of Exchange Notes issued by the Company on December 20, 2002 remained at $.79 price per share.

The Rights Offering closed on December 19, 2003. As a result of the Rights Offering and the conversion of all of the Notes in the aggregate principal amount of $1,660,000, the Company issued an aggregate of 3,833,306 shares of its Common Stock.

As a result of the Rights Offering, the Company became obligated to issue the Note Warrants to the holder of the Notes. On December 19, 2003, the Company issued an aggregate of 163,357 Note Warrants to the holders of the Notes and the Note Warrants expire on December 19, 2008. The Exercise Price for the Note Warrants issued with respect to the $500,000 and $495,000 principal amount of Convertible Notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, is $1.21 per share. The Exercise Price for the 84,090 Note Warrants issued with respect to the $665,000 principal amount of Exchange Notes issued by the Company on December 20, 2002 is $.87 per share.

In addition, as a result of the $665,000 principal amount of Exchange Notes converting to Common Stock, the conversion rate of the Series A Preferred Stock was adjusted downward to the current conversion rate of $.79 per share.

On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock originally converted to Common Stock at a price of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999.

On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $3,000,000. The Series A Preferred Stock originally converted to Common Stock at a price of $2.375 per share, which was 23% above the closing market price of Common Stock on February 15, 2001.

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. At the direction of the NASDAQ Stock Market, Inc., a minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Upon the conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock caused the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share.

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible provided, however, that in determining the number of votes per share of Series A Preferred Stock, the Conversion Price shall be the higher of (a) the Conversion Price then in effect, or (b) $1.78. The designation of the Series A Preferred Stock provided for a proxy granted by the holders of the Series A Preferred Stock in favor of certain of the Company's officers to vote all shares of Common Stock into which the Series A Preferred Stock converts (including any additional shares subsequently acquired by such holders) in excess of 29% of the votes entitled to be cast by the Series A Preferred Stock holders. As noted above, in consideration for consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion rate below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the proxy from the designation of the Series A Preferred Stock and the designation of the Series A Preferred Stock was amended accordingly. The Series A Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding on or after March 31, 2004. The Company used the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide® Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30 and September 30, 2003, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,153 and 4,303, respectively, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

The holders of the Series A Preferred Stock have notified the Company that they will convert all shares of the Series A Preferred Stock, including all accrued and unpaid dividends, on March 31, 2004 at the current conversion price of $.79 per share. Upon such conversion, and based upon 125,085 shares of Series A Preferred Stock issued as of December 31, 2003, together with 4,455 shares of Series A Preferred Stock to be issued on March 30, 2004 as paid in-kind dividends thereon, the holders of the Series A Preferred Stock will receive 16,397,468 shares of Common Stock on March 31, 2004.

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

The Company is continuing to evaluate opportunities to rationalize its operating facilities and its depot network based on ways to reduce costs or to increase revenues. During the first half of 2003, based on evaluations by management, the Company began to consolidate certain of its facilities. The Company is also considering whether to reduce or eliminate certain of its operations that have not performed to its expectations. Moreover, as the Company begins to implement its sales and marketing strategy to focus on industry rather than geographic markets it may discontinue certain operations, eliminate depot and overhead costs and, in doing so, may incur future charges to exit certain operations.

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

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. To the extent that the Company is unable to obtain sufficient quantities of virgin or reclaimable refrigerants, particularly CFC based refrigerants, in the future, or resell reclaimed refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

During the year ended December 31, 2003, no customer accounted for 10% of the Company's revenues. During the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in additional losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. With respect to the Company's RefrigerantSide® Services, to date, the Company has not identified any seasonal pattern. However, the Company could experience a similar seasonal element from RefrigerantSide® Service revenues.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 145 ("SFAS 145"), which rescinds FASB statements No. 4, 44 and 64 and amends FASB statement No. 13. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued FASB statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for fiscal years beginning after December 31, 2002.

In November 2002, the FASB reached a consensus regarding Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and in December 2003, a revised interpretation was issued (FIN No. 46(R)) ("FIN 46"). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a CIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of the Company:
Name	Age	Position
Kevin J. Zugibe	40	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	42	President and Chief Operating Officer
James R. Buscemi	51	Chief Financial Officer
Charles F. Harkins, Jr.	42	Vice President Sales
Stephen P. Mandracchia	44	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	57	Director
Robert L. Burr	53	Director
Dominic J. Monetta	62	Director
Otto C. Morch	70	Director
Harry C. Schell	69	Director
Robert M. Zech	38	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO Seidman, LLP, the Company's independent auditors.

James R. Buscemi has been Chief Financial Officer since December 2002 and served as Corporate Controller since coming to the Company in June 1998. Prior to joining the Company, Mr. Buscemi held various financial positions within Avnet, Inc, including Chief Financial Officer of Avnet's electric motors and component part subsidiary, Brownell Electro, Inc.

Charles F. Harkins, Jr. has been Vice President of Sales since December 2003. Mr. Harkins served as Vice President of Refrigerant Product Services ("RPS") from October 2000 to December 2003 and has served in a variety of capacities since joining the Company in 1992. Prior to joining the Company, Mr. Harkins served in the U.S. Army for 13 years attaining the rank of Staff Sergeant; he is a graduate of the U.S. Army Engineer School and the U.S. Army Chemical School.

Stephen P. Mandracchia has been Vice President Legal and Regulatory since August 2003 and has been Secretary of the Company since April 1995. Mr. Mandracchia has served in a variety of capacities with the Company since 1993 including from November 2000 to August 2003 as Vice President of Operations. Mr. Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983). Mr. Mandracchia is the brother in-law of Mr. Zugibe.

Vincent P. Abbatecola has been a director of the Company since June 1994. Mr. Abbatecola is the owner and General Manager of Abbey Ice & Spring Water Company, Spring Valley, New York, a leading ice and bottled water company in the New York metropolitan area, where he has been employed since May 1971. Mr. Abbatecola serves as a Chairman of the Board of Mid Atlantic Ice Association, an industry trade association. He also serves as a Board Member and past Chairman of the National Packaged Ice Association and Past Chairman of the Food Safety Committee of the National Packaged Ice Association. Mr. Abbatecola also serves as Vice Chairman, Board of Governors of the Rockland County Health Center, and is a member of St. Thomas Aquinas College President's Council, the Rockland Business Association Board of Directors, Nyack Hospital Corporation and Union State Bank Chairman's Council.

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr is a Partner of Windcrest Discovery Investments LLC, an investment management firm, and has a consulting agreement with J.P. Morgan Partners under which he is the lead partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. Mr. Burr was employed by J. P. Morgan Chase & Co. from July 1995 to October 2001. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Previously, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Displaytech, Inc. and Impax Laboratories, Inc.

Dominic J. Monetta has been a director of the Company since April 1996. Since August 1993, Mr. Monetta has been the President of Resource Alternatives, Inc., a corporate development firm concentrating on solving management and technological problems facing chief executive officers and their senior executives. From December 1991 to May 1993, Mr. Monetta served as the Director of Defense Research and Engineering for the Research and Advanced Technology Office of the United States Department of Defense. From June 1989 to December 1991, Mr. Monetta served as the Director of the Office of New Production Reactors of the United States Department of Energy.

Otto C. Morch has been a director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997.

Harry C. Schell has been a director of the Company since August 1998. Mr. Schell has been a private investor since 1994. Mr. Schell served as Chairman, President and Chief Executive Officer of BICC Cables Corporation, a company engaged in the manufacture of wires and cable products, from 1990 to January 1994, and was President and Chief Executive Officer of BICC's predecessor Company, Cablec Corporation, from 1984 to 1990. Mr. Schell was President and Chief Executive Officer of Phelps Dodge Cable and Wire Company, a company engaged in the production of wire and cable products, from 1974 to 1984. Mr. Schell serves on the board of directors of the BICC Group and BICC Cables Corporation, Phillips Cables Limited, National Electrical Manufacturers Association and the United Way of Rockland County (New York).

Robert M. Zech has been a Director of the Company since June 1999. Mr. Zech has been a Partner of Windcrest Discovery Investments LLC, an investment management firm, from its inception in February 2002 and since July 2003 has a consulting agreement with J.P. Morgan Partners with respect to Fleming US Discovery Partners, L.P. From April 1996 to October 2001, Mr. Zech was employed by J.P. Morgan Chase & Co., where he was a Partner of Fleming US Discovery Partners, L.P., the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. From 1994 to 1996, Mr. Zech was an Associate with Cramer Rosenthal McGlynn, Inc., an investment management firm. Previously Mr. Zech served as an Associate with Wolfensohn & Co., a mergers & acquisitions advisory firm, and was a Financial Analyst at leveraged buyout sponsor Merrill Lynch Capital Partners, Inc. and in the investment banking division of Merrill Lynch & Co. Mr. Zech serves on the Board of Directors of Displaytech, Inc.

The Company has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of the Company's executive officers and for the administration of the Company's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Burr, Morch and Zech.

The Company has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. The Company's Audit Committee does not have a member that qualifies as a "financial expert" under the federal securities laws. Each of the members of the Audit Committee have been active in the business community and have broad and diverse backgrounds, and financial experience. Two of the current members have served on the Company's Audit Committee and have overseen the financial review by the Company's independent auditors for seven (7) years. The Company believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that the Company does not need to install a "financial expert" on the Audit Committee.

The Company has an Executive Committee of the Board of Directors, which is authorized to exercise the powers of the board of directors in the general supervision and control of the business affairs of the Company during the intervals between meetings of the board. The members of the Executive Committee are Messrs. Burr, Schell and Zugibe. The Company's Occupational, Safety And Environmental Protection Committee is responsible for satisfying the Board that the Company's Environmental, Health and Safety policies, plans and procedures are adequate. The members of the Occupational, Safety and Environmental Protection Committee are Messrs. Monetta and Zugibe.

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than seven (7) (subject to decrease by a resolution adopted by the shareholders). The holders of the Series A Preferred Stock, voting as a separate class, have the right to elect up to two members to the Company's Board of Directors. Currently, the holders have elected two members to the Board of Directors, Messrs. Burr and Zech. At the Company's December 19, 2003 Annual Meeting of the Shareholders, Messrs. Abbatecola, Burr and Morch were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2005. Messrs. Monetta, Schell, Zech and Zugibe are currently serving as directors and whose terms of office expire at the Annual Meeting of the Shareholders to be held in the year 2004.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2003, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with, except that: (i) Mr. Zugibe failed to timely file a Form 4 or 5 with respect to options to purchase 15,000 shares of the Company's Common Stock granted to him in January 2003; (ii) Messrs. Coleman, Harkins, Mandracchia and Zugibe failed to timely file a Form 4 or 5 with respect to options to purchase 42,000 shares, 15,000 shares, 40,000 shares and 58,000 shares, respectively, of the Company's Common Stock granted to them in April 2003; (iii) Messrs. Buscemi, Coleman, Harkins, Mandracchia and Zugibe failed to timely file a Form 4 or 5 with respect to options to purchase 15,000 shares, 37,500 shares, 20,000 shares, 20,000 shares and 50,000 shares, respectively, of the Company Common Stock granted to them in April 2003; (iv) Messrs. Abbatecola, Monetta, Morch, Schell and Zech failed to timely file a Form 4 or 5 with respect to options to purchase 5,000 shares granted to each of them in January 2003; (v) Mr. Abbatecola failed to timely file a Form 4 or 5 with respect to 5,000 shares of the Company's Common Stock purchased in October 2003; and (vi) Mr. Morch failed to timely file a Form 4 or 5 with respect to 1,000 shares of the Company's Common Stock purchased in October 2003.

Code of Ethics

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Hudson Technologies, Inc., 275 North Middletown Road, Pearl River, New York 10965, Attention: Stephen P. Mandracchia.

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for the Company's Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2003 (the "Named Executives").
Summary Compensation Table
					Long Term
					Compensation
			Annual Compensation(1)		Awards
					Securities Underlying
Name	Position	Year	Salary	Bonus	Options #

Kevin J. Zugibe (2)	Chairman of the Board	2003	$145,136	--	123,000 shares
	and Chief Executive	2002	$ 97,471	--	45,000 shares
	Officer	2001	$ 76,366	--	170,000 shares

Brian F. Coleman	President and Chief	2003	$138,799	--	79,500 shares
	Operating Officer	2002	$138,799	--	--
		2001	$138,799	--	100,000 shares

James R. Buscemi	Chief Financial Officer	2003	$108,593	--	15,000 shares
		2002	$ 96,304	--	10,000 shares
		2001	$ 96,521	--	4,000 shares

Charles F. Harkins, Jr.	Vice President Sales	2003	$133,031	$10,000	85,000 shares
		2002	$110,079	$29,976	--
		2001	$108,852	$68,492	27,500 shares

Stephen P. Mandracchia	Vice President Legal and	2003	$123,800	--	60,000 shares
	Regulatory and Secretary	2002	$123,800	--	--
		2001	$123,800	--	15,000 shares

Neil B. Gafarian (3)	Vice President Sales and	2003	$139,500	$30,333	--
	Marketing	2002	$120,000	$37,917	40,000 shares

__________________________
(1)	The value of personal benefits furnished to the Named Executives during 2001, 2002 and 2003 did not exceed 10% of their respective annual compensation.

(2)

A certain portion of Mr. Zugibe's compensation has been paid in stock option awards rather than cash. As a result, options to purchase shares of common stock of 15,000, 45,000 and 120,000 for the years ended December 31, 2003, 2002 and 2001, respectively, were issued in lieu of cash compensation.

(3)	Mr. Gafarian's employment with the Company terminated in August 2003.

The Company granted options, which, except as otherwise set forth below, vest upon the date of grant, to the Named Executives during the fiscal year ended December 31, 2003, as shown in the following table:

Summary of Option Grants in the 2003 Fiscal Year

		Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal	Exercise or	Expiration

Name	Position	Granted	year	Base price($/sh)	Date

Kevin J. Zugibe	Chairman and Chief	15,000	3.8%	$ .77	01/03/2008
	Executive Officer	50,000*	12.6%	$1.14	04/07/2008
		58,000	14.6%	$1.14	04/07/2008

Brian F. Coleman	President and Chief	42,000	10.6%	$1.14	04/07/2008
	Operating Officer	37,500*	9.4%	$1.14	04/07/2008

James R. Buscemi	Chief Financial Officer	15,000*	3.8%	$1.14	04/07/2008

Charles F. Harkins, Jr	Vice President Sales	15,000	3.8%	$1.14	04/07/2008
		20,000*	5.0%	$1.14	04/07/2008
		50,000	12.6%	$1.14	10/15/2008

Stephen P.	Vice President Legal and	40,000	10.1%	$1.14	04/07/2008
Mandracchia	Regulatory and Secretary	20,000*	5.0%	$1.14	04/07/2008

Neil B. Gafarian	Vice President Sales and	--	--	--	--
	Marketing

______________________
* The underlying options vest quarterly commencing July 1, 2003 over a period of two years.

The following table sets forth information concerning the value of unexercised stock options held by the Named Executives at December 31, 2003. No options were exercised by the Named Executives during the fiscal year ended December 31, 2003.
Aggregated Fiscal Year End Option Values Table

			Number of Securities
			Underlying		Value of
			Unexercised Options		In-the-money Options
			At December 31, 2003		At December 31, 2003(1)
	Shares
	Acquired on
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin J. Zugibe
Chairman and	--	--	431,086	47,914	$91,750	$31,250
Chief Executive Officer

Brian F. Coleman
President and Chief	--	--	187,900	30,100	$56,054	$23,436
Operating Officer

James R. Buscemi	--	--	26,625	9,375	$5,625	$5,625
Chief Financial Officer

Charles F. Harkins, Jr.	--	--	140,164	15,836	$72,500	$12,500
Vice President Sales

Stephen P. Mandracchia
Vice President Legal and	--	--	136,000	17,500	$47,500	$12,500
Regulatory And Secretary

Neil B. Gafarian
Vice President Sales and	--	--	40,000	--	$--	$--
Marketing

_______________________
(1)	Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $1.15.

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

As of December 31, 2003, the Company has granted to Harry C. Schell nonqualified options to purchase 40,000 shares of Common Stock at exercise prices ranging from $.85 to $3.08 per share. In addition, as of December 31, 2003, the Company has granted to each of Dominic J. Monetta, Otto C. Morch and Vincent P. Abbatecola, nonqualified options to purchase 20,000 shares of Common Stock at exercise prices ranging from $.85 to $3.08 per share. In connection with the appointment of two of their nominees as members of the Board of Directors, the Company has granted to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. nonqualified options to purchase 30,163 and 4,837 shares of Common Stock at exercise prices ranging from $.85 to $3.08 per share. The Company has also granted to Robert M. Zech nonqualified options to purchase 5,000 shares of Common Stock at an exercise price of $.85 per share. All such options issued to the directors are vested and fully exercisable at December 31, 2003.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2005 and is automatically renewable for two successive terms. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $141,000 with such increases and bonuses as the Board may determine. During 2002, the Board of Directors and Mr. Zugibe agreed, at Mr. Zugibe's option, to reduce the cash compensation and issued, during 2002 and 2003, an aggregate of 60,000 additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

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

The 1994 Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by the Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 1994 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the 1994 Plan will expire on November 1, 2004.

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

As of December 31, 2003, the Company had options outstanding to purchase 537,902 shares of Common Stock under the 1994 Plan. During 2000, the Company granted options to purchase 40,000 shares each to Kevin J. Zugibe, Stephen P. Mandracchia and Thomas P. Zugibe exercisable at $2.375 per share. Such options vest and were fully exercisable as of August 3, 2000. During 2001, the Company granted options to purchase shares to Kevin J. Zugibe, 50,000 shares; Brian F. Coleman, 20,000 shares; Stephen P. Mandracchia, 15,000 shares; and Thomas P. Zugibe, 20,000 shares, all of which are exercisable at $2.55 per share. Such options vest quarterly in equal amounts over three years, commencing with the first quarter of 2002. In addition, during 2001, in lieu of salary, the Company also granted options to purchase 15,000 shares to Kevin J. Zugibe exercisable at $2.55 per share, all of which vested and were fully exercisable as of December 13, 2001. During 2001, the Company also granted options to purchase 80,000 shares to Brian F. Coleman exercisable at $2.55 per share, all of which vested as of December 13, 2001, and which became exercisable as follows: 39,215 on 12/13/01, 39,215 on 12/13/02 and 1,570 on 12/13/03. In addition, during 2001, the Company also granted options to certain employees to purchase 20,000 shares exercisable at $2.55 per share. Such options vest quarterly in equal amounts over three years, commencing with the first quarter of 2002. During 2002, the Company granted options to purchase 40,000 shares to Neil B. Gafarian exercisable at $2.65 per share. In addition, during 2002, in lieu of salary, the Company granted options to purchase 45,000 shares to Kevin J. Zugibe exercisable at prices ranging from $1.40 to $2.50 per share. During 2003, the Company granted options to purchase 73,000 shares to Kevin J. Zugibe, exercisable at prices ranging from $.77 to $1.14 per share. In addition, during 2003, the Company granted options to purchase 40,000 shares to Stephen P. Mandracchia, and 15,000 shares to Charles F. Harkins, all of which are exercisable at $1.14 per share. All such options vest immediately and become exercisable at various dates through June 2003 (see Note 12 to the Notes of the Consolidated Financial Statements).

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

As of December 31, 2003, the Company had options outstanding to purchase 1,163,000 shares of Common Stock under the 1997 Plan. During 1999, the Company granted options to purchase 1,000 shares each at an exercise price of $2.00 per share to Kevin J. Zugibe and Thomas P. Zugibe and such options vested and are fully exercisable as of November 3, 2000 and November 3, 1999, respectively. In addition, during 1999, the Company granted options to purchase 156,000 shares to certain officers, directors and employees, exercisable at prices ranging from $1.781 to $2.63 per share. During 2000, the Company granted options to purchase 100,000 shares at an exercise price of $2.375 per share to Kevin J. Zugibe, which options vest at a rate of 50% upon issuance and 50% on the first anniversary date, and which become exercisable as follows: 14,500 on 8/4/00, 27,500 on 11/3/00, 14,500 on 8/4/01, 27,000 on 11/3/01, 14,500 on 8/4/02 and 2,000 on 11/2/02. During 2000, the Company granted options to purchase 37,500 and 62,500 shares at an exercise price of $2.375 per share to Stephen P. Mandracchia and Thomas P. Zugibe, respectively. Such options vest at a rate of 50% upon issuance and 50% on the first anniversary date. In addition, during 2000, the Company also granted options to purchase 274,500 shares to certain officers, directors and employees, exercisable at prices ranging from $2.375 to $2.78 per share. During 2001, the Company granted options to purchase 105,000 shares at an exercise price of $2.375 per share to Kevin J. Zugibe, which options vested and were fully exercisable as of February 7, 2001, as to 60,000 shares, and as of October 23, 2001 as to 45,000 shares. In addition, during 2001, the Company granted options to purchase 131,000 shares to certain directors and employees ranging from $2.375 to $3.08 per share. Such options vested and were fully exercisable as of the date of issuance. During 2002, the Company granted options to purchase 10,000 shares to James R. Buscemi exercisable at $1.30 per share. In addition, during 2002, the Company granted options to purchase 68,400 shares to certain employees at prices ranging from $1.30 to $1.60 per share. During 2003, the Company granted options to purchase 50,000 shares to Kevin J. Zugibe, 37,500 shares to Brian F. Coleman, 20,000 shares to Stephen P. Mandracchia; 15,000 shares to Neil B. Gafarian; 20,000 shares to Charles F. Harkins; 15,000 shares to James R. Buscemi; and 15,000 shares to a certain employee, all of which options are exercisable at $1.14 per share. Such options vest quarterly in equal amounts over two years, commencing with the second quarter of 2003. During 2003, the Company granted options to purchase 42,000 shares at an exercise price of $1.14 per share to Brian F. Coleman, which options vested and were fully exercisable as of the date of issuance. During 2003, the Company granted options to purchase 50,000 shares at an exercise price of $1.10 per share to Charles F. Harkins, which options vested and were fully exercisable as of the date of issuance. In addition, during 2003, the Company granted options to purchase 45,000 shares to certain directors and employees, exercisable at prices ranging from $.85 to $.95 per share. All such 2003 options vested and were fully exercisable as of the date of issuance (see Note 12 to the Notes to the Consolidated Financial Statements).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 8, 2004 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)
			Percentage of
			Common
			Shares Owned
Kevin J. Zugibe	691,731	(3)	7.3%
Brian F. Coleman	229,830	(4)	2.5%
James R. Buscemi	40,625	(5)	*
Charles F. Harkins	145,622	(6)	1.6%
Stephen P. Mandracchia	481,711	(7)	5.3%
Neil B. Gafarian	--	-	*
Vincent P. Abbatecola	43,409	(8)	*
Robert L. Burr	--	(9)	*
Dominic J. Monetta	61,136	(8)	*
Otto C. Morch	30,009	(8)	*
Harry C. Schell	99,000	(10)	1.1%
Robert M. Zech	5,000	(11)	*
DuPont Chemical and Energy	500,000	(12)	5.6%
Operations, Inc.
Flemings Funds	18,736,318	(13)	77%
Frederick T. Zugibe, Sr.	544,132	(14)	6.0%
All directors and executive officers as a group	1,828,073	(15)	18.1%
(11 persons)

* = Less than 1%

__________

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 275 North Middletown Road, Pearl River, New York 10965.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 8, 2004. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 8, 2004 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes (i) 1,000 shares which may be purchased at $2.00 per share; (ii) 205,000 shares which may be purchased at $2.375 per share; (iii) 52,503 shares which may be purchased at $2.551 per share; (iv) 15,000 shares which may be purchased at $2.50 per share; (v) 15,000 shares which may be purchased at $1.90 per share; (vi) 15,000 shares which may be purchased at $1.40 per share; (vii) 83,000 shares which may be purchased at $1.14 per share and (viii) 12,500 shares which may be purchased at $1.13 per share under immediately exercisable options.

(4) Includes (i) 1,000 shares which may be purchased at $1.78 per share; (ii) 37,500 shares which may be purchased at $2.375 per share; (iii) 95,003 shares which may be purchased at $2.551 per share; (iv) 58,752 shares which may be purchased at $1.14 per share and (v) 9,375 shares which may be purchased at $1.13 per share under immediately exercisable options. Also includes 1,926 Common Stock purchase warrants with an exercise price of $.87 per share.

(5) Includes (i) 3,000 shares which may be purchased at $2.06 per share; (ii) 8,000 shares which may be purchased at $2.375 per share; (iii) 10,000 shares which may be purchased at $1.30 per share; (iv) 7,500 shares which may be purchased at $1.14 per share and (v) 3,125 shares which may be purchased at $1.13 per share under immediately exercisable options.

(6) Includes (i) 55,000 shares which may be purchased at $2.375 per share; (ii) 5,000 shares which may be purchased at $2.53 per share; (iii) 7,497 shares which may be purchased at $2.55 per share; (iv) 50,000 shares which may be purchased at $1.10 per share (v) 25,000 shares which may be purchased at $1.14 and (vi) 3,125 shares which may be purchased at $1.13 per share under immediately exercisable options.

(7) Includes (i) 40,000 shares which may be purchased at $2.375 per share; (ii) 37,500 shares which may be purchased at $2.375 per share; (iii) 11,250 shares which may be purchased at $2.551 per share; (iv) 50,000 shares which may be purchased at $1.14 per share and (v) 5,000 shares which may be purchased at $1.13 per share under immediately exercisable options. Also includes 6,420 Common Stock purchase warrants with an exercise price of $.89 per share.

(8) Includes (i) 5,000 shares which may be purchased at $2.375 per share; (ii) 5,000 shares which may be purchased at $2.375 per share; (iii) 5,000 shares which may be purchased at $3.08 per share; (iv) 5,000 shares which may be purchased at $.85 per share and (v) 5,000 shares which may be purchased at $1.13 per share under immediately exercisable options.

(9) Mr. Burr has been appointed a director by the Flemings Funds. Mr. Burr's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(10) Includes (i) 10,000 shares which may be purchased at $2.375 per share; (ii) 10,000 shares which may be purchased at $2.785 per share; (iii) 10,000 shares which may be purchased at $3.08 per share; (iv) 10,000 shares which may be purchased at $.85 per share and (v) 10,000 shares which may be purchased at $1.13 per share under immediately exercisable options.

(11) Includes 5,000 shares which may be purchased at $.85 per share under immediately exercisable options. Mr. Zech has been appointed a director by the Flemings Funds. Mr. Zech's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(12) According to a Schedule 13D filed with the Securities and Exchange Commission, DuPont Chemical and Energy Operations, Inc. ("DCEO") and E.I. DuPont de Nemours and Company claim shared voting and dispositive power over the shares. DCEO's address is DuPont Building, Room 8045, 1007 Market Street, Wilmington, DE 19898.

(13) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming US Discovery Partners, L.P. and its general partner, Fleming US Discovery Partners LLC, collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership of the Flemings Funds assumes the conversion of Series A Preferred Stock owned by the Flemings Funds (which constitutes all of the outstanding Series A Preferred Stock) to Common Stock at a conversion rate of $.79 per share. The holders of shares of Series A Preferred Stock vote together with the holders of the Common Stock based upon the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Also includes (i) 10,000 shares which may be purchased at $2.375 per share; (ii) 10,000 shares which may be purchased at $2.785 per share; (iii) 10,000 shares which may be purchased at $3.08 per share; (iv) 5,000 shares which may be purchased at $.85 per share and (v) 10,000 shares which may be purchased at $1.13 per share under immediately exercisable options. Also includes 51,358 Common Stock purchase warrants with an exercise price of $.87 per share, and 66,435 Common Stock purchase warrants with an exercise price of $1.21 per share. Flemings Funds address is c/o JP Morgan Chase & Co., 1221 Avenue of the Americas, 40th Floor, New York, New York 10020, except for Fleming US Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda LTD., 6 Front Street, Hamilton HM11 Bermuda.

(14) Includes 12,834 Common Stock purchase warrants with an exercise price of $.87 per share. Mr. Zugibe's address is One Angelus Drive, Garnerville, New York 10923.

(15) Includes exercisable options to purchase 1,049,305 shares of Common Stock, and Common Stock purchase warrants to purchase 8,346 shares of Common Stock, owned by the directors and officers as a group. Excludes 18,726,445 shares beneficially owned by the Flemings Funds.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2003.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	1,864,259	$2.09	863,358

Equity compensation plans not approved by security holders (1):	136,842	$2.73	-

Total	2,001,101	$2.14	863,358

__________
(1)

Represents the aggregate number of shares of Common Stock issuable upon exercise of individual arrangements with warrant holders. These warrants are five years in duration and expire in March 2004, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options and warrants granted under stockholder approved plans.

Item 12. Certain Relationships and Related Transactions

In the regular course of its business, the Company purchases refrigerants from and sells refrigerants to DuPont and performs recovery, reclamation, RefrigerantSide® Services and other services for DuPont. During the years ended December 31, 2003 and 2002, the Company had sales to DuPont in the amount of $1,003,000 and $974,000, respectively (see "Description of Business" - Strategic Alliance).

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

In November 2002, the Company consummated the private sale of Bridge Notes to a limited number of purchasers, including officers of the Company, Brian Coleman and Stephen Mandracchia and certain family members of officers of the Company as well as holders of the Series A Preferred Stock, for which it received gross proceeds of $655,000. The Bridge Notes and accrued interest aggregating approximately $665,000, automatically exchanged for the Exchange Notes, upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of Convertible Notes to a limited number of purchasers, including family members of certain officers of the Company as well as holders of the Series A Preferred Stock, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. The Notes had a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. The Notes were unsecured and subordinate in payment to the Company's obligations under its credit facility with Keltic. Holders of the Notes had the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.79 per share.

On April 15, 2003 the Company issued an additional principal amount of $500,000 of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 Convertible Notes were identical to the Convertible Notes issued in December 2002, except that the conversion rate of these notes was $1.41 per share and the first anniversary of their issuance would be in April 2004.

The Notes provided that in the event of an Equity Offering by the Company at any time prior to the first anniversary of the issuance of the Notes, for gross proceeds of not less than $2 million (inclusive of the application of all outstanding principal and interest of the Notes), (the "Equity Offering"), all outstanding principal and interest, if any, on the Notes shall be converted into restricted shares of Common Stock at the then effective conversion rate.

The conversion rate of the Notes was subject to adjustment on a full ratchet basis, such that upon issuance by the Company of any stock at a price less than the conversion rate, the conversion rate for all shares issuable upon conversion of the Notes would be adjusted downward to such price. This adjustment was applicable in certain events including the Company's issuance of Common Stock, warrants or rights to purchase Common Stock (except for shares subject to stock options under or reserved for option grants under any shareholder approved Stock Option Plan or upon exercise or conversion of options, warrants or other exercisable or exchangeable equity or debt securities outstanding immediately prior to the issuance of the Notes) or securities convertible into Common Stock in each case for a consideration per share which is less than the then-effective conversion rate of the Notes. In addition, the conversion rate was subject to an appropriate adjustment in the event of: (i) any subdivisions, combinations and reclassifications of the Company's Common Stock; (ii) any payment, issuance or distribution by the Company to its shareholders of a stock dividend; (iii) the consolidation or merger of the Company with or into another corporation whereby the Company is not the surviving entity; or (iv) the sale by the Company of substantially all of its assets.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the conversion rate of their Convertible Notes to the Modified Conversion Rate of $1.13 provided further, that, in the event of an Equity Offering by the Company prior to the first anniversary of the issuance of the Convertible Notes, at a public offering price (which includes the exercise price of stock purchase rights offered in the Equity Offering) below the Modified Conversion Rate but in excess of $.79, the conversion rate of the Notes will be adjusted to not less than the public offering price.

The Company was obligated to issue to the holders of the Notes, on the earlier of (a) December 20, 2003, or April 15, 2004 in the case of the April 15, 2003 Convertible Notes, or (b) the consummation by the Company of an Equity Offering, Common Stock purchase warrants (the "Note Warrants") to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible on the date of issuance of the Notes. As a result of the completion of an Equity Offering in December 2003, the Company issued 163,357 Note Warrants. Each Note Warrant is exercisable to purchase one share of Common Stock for a period of five years from issuance at exercise prices (the "Exercise Price") ranging from $.87 to $1.21 per share. The Exercise Price of the Note Warrants was subject to anti-dilution adjustment on terms substantially similar to the anti-dilution adjustment of the Conversion Rate of the Notes. The Company recognized an original issue discount in the aggregate of $315,000, in connection with the issuance of the Note Warrants.

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. At the direction of the NASDAQ Stock Market, Inc., a minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Upon the conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock caused the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share.

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

In connection with the Keltic credit facility, Hudson also entered into a loan arrangement with the Flemings Funds for the principal amount of $575,000. The loan was unsecured and accrued interest at an annual rate equal to the greater of the prime rate plus 2.0%, or 6.5%. In accordance with the terms of the Keltic credit facility, the amount of principal and interest outstanding under this loan arrangement reduces Hudson's aggregate borrowing availability by a like amount under its credit facility with Keltic. This loan was retired in conjunction with the completion of the Company's Rights Offering.

Item 13. Exhibits and Reports on Form 8-K.
(a)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	By-Laws. (1)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (5)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (5)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (5)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (7)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003 (9)
10.1	Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2	1994 Stock Option Plan of the Company. (1) (*)
10.3	Employment Agreement with Kevin J. Zugibe. (1) (*)
10.4	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.5	Agreements dated January 29, 1997 between E.I. DuPont de Nemours, DCEO, and the Company. (2)
10.6

Stock Purchase Agreement, Registration Rights Agreement and Stockholders Agreement dated March 30, 1999 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (4)

10.7	1997 Stock Option Plan of the Company, as amended. (6) (*)
10.8	Stock Purchase Agreements dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)
10.9	First Amendment to Registration Rights Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)
10.10	First Amendment to Stockholders Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (7)
10.11	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (8)
10.12	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Fund III, L.P., dated March 5, 2002. (8)
10.13	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Offshore Fund III, L.P., dated March 5, 2002. (8)
10.14	Form of 10% Subordinated Convertible Note dated December 20, 2002. (9)
10.15	Form of Common Stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (9)
10.16	Revolving Loan agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (10)
10.17	Security Agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (10)
10.18	Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. dated May 30, 2003. (10)
10.19	Amendment dated August 22, 2003 to Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. dated May 30, 2003. (10)
21	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company Report in Form 8-K dated January 29, 1997.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended March 31, 1998.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1998.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
Page 35
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2000.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002.
(10)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 333-105128).
(*)	Denotes Management Compensation Plan, agreement or arrangement.

(b)	Reports on Form 8K:

During the quarter ended December 31, 2003, the Company filed a Current Report on Form 8K to disclose certain pro forma balance sheet information to demonstrate to the NASDAQ Stock Market, Inc. the Company's compliance with the NASDAQ marketplace rule relating to shareholders' equity.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, the review of the financial statements included in the Company's Forms 10-QSB and consents issued in connection with the Company's filings on Form SB-2 for 2003 and 2002 totaled $142,000 and $102,000, respectively.

Audit-Related Fees. The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2003 and 2002, and are not disclosed in the paragraph captions "Audit Fees" above, were none and none, respectively.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for the years ended December 31, 2003 and 2002, were none and none, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2003 and 2002, were none and none, respectively.

All Other Fees. The aggregate fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended December 31, 2003 and 2002, were none and none, respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2003. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.
By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 24, 2004
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 24, 2004
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 24, 2004
Vincent P. Abbatecola

/s/ Robert L. Burr	Director	March 24, 2004
Robert L. Burr

/s/ Dominic J. Monetta	Director	March 24, 2004
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 24, 2004
Otto C. Morch

/s/ Harry C. Schell	Director	March 24, 2004
Harry C. Schell

/s/ Robert M. Zech	Director	March 24, 2004
Robert M. Zech

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents
Report of Independent Certified Accountants		39
Audited Consolidated Financial Statements:
-	Consolidated Balance Sheet	40
-	Consolidated Statements of Operations	41
-	Consolidated Statements of Stockholders' Equity	42
-	Consolidated Statements of Cash Flows	43
-	Notes to the Consolidated Financial Statements	44

Report of Independent Certified Accountants

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Valhalla, New York

March 3, 2004

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheet

(Amounts in thousands, except for share and par value amounts)

December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$ 656
Trade accounts receivable - net	1,954
Inventories	2,587
Prepaid expenses and other current assets	269
Total current assets	5,466

Property, plant and equipment, less accumulated depreciation	2,193
Other assets	137
Total Assets	$ 7,796
========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,033
Short-term debt and current maturities of long-term debt	1,777
Total current liabilities	4,810
Long-term debt, less current maturities	380
Total Liabilities	5,190

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000;
issued and outstanding 125,085	12,509
Common stock, $0.01 par value; shares authorized 50,000,000;
issued outstanding 8,999,626	90
Additional paid-in capital	22,665
Accumulated deficit	(32,658)
Total Stockholders' Equity	2,606

Total Liabilities and Stockholders' Equity	$ 7,796
=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)
	For the year ended December 31,
	2003	2002

Revenues	$17,963	$19,963
Cost of sales	13,051	14,752
Gross Profit	4,912	5,211

Operating expenses:
Selling and marketing	1,634	2,665
General and administrative	3,580	3,857
Reorganization costs	350	-
Depreciation and amortization	881	1,142
Total operating expenses	6,445	7,664

Operating loss	(1,533)	(2,453)

Other income (expense):
Interest expense	(934)	(347)
Other income	24	253
Gain on sale of assets	11	25
Total other income (expense)	(899)	(69)

Loss before income taxes	(2,432)	(2,522)

Income taxes	--	--

Net loss	(2,432)	(2,522)

Preferred stock dividends	(866)	(796)

Available for common shareholders	$(3,298)	$(3,318)
	=========	=========

________________________

Net loss per common share - basic and diluted	$ (0.63)	$ (0.64)
	========	========
Weighted average number of shares
outstanding	5,271,086	5,162,228
	==========	==========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional	Accumulated	Total
					Paid-in Capital	Deficit

Balance at December 31, 2001	108,745	$ 10,875	5,156,520	$ 52	$ 20,567	$ (27,704)	$ 3,790

Issuance of Common Stock upon exercise of stock options	--	--	8,500	--	20	--	20

Dividends paid in-kind on Series A Preferred Stock	7,884	788	--	--	(788)	--	--

Original issue discount on related party debt in connection with issuance of warrants	--	--	--	--	220	--	220

Net Loss	--	--	--	--	--	(2,522)	(2,522)

Balance at December 31, 2002	116,629	11,663	5,165,020	52	20,019	(30,226)	1,508

Issuance of Common Stock - net	--	--	1,396,432	14	1,022	--	1,036

Issuance of Common Stock upon conversion of indebtedness	--	--	2,436,874	24	2,373	--	2,397

Issuance of Common Stock upon exercise of stock options	--	--	1,300	--	2	--	2

Dividends paid in-kind on Series A Preferred Stock	8,456	846	--	--	(846)	--	--

Original issue discount on related party debt in connection with issuance of warrants	--	--	--	--	95	--	95

Net Loss	--	--	--	--	--	(2,432)	(2,432)

Balance at December 31, 2003	125,085	$12,509	8,999,626	$ 90	$ 22,665	$(32,658)	$2,606
	=========	=========	===========	=====	=========	==========	=======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the year ended December 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(2,432)	$(2,522)
Adjustments to reconcile net loss
to cash used by operating activities:
Depreciation and amortization	881	1,142
Allowance for doubtful accounts	120	144
Amortization of original issue discount	315	--
Gain on sale of assets	(11)	(25)
Issuance of stock for services	175	--
Issuance of stock for interest expense	163	--
Changes in assets and liabilities:
Trade accounts receivable	(104)	631
Inventories	380	(580)
Prepaid expenses and other current assets	(20)	(99)
Other assets	10	(24)
Accounts payable and accrued expenses	(245)	(9)
Cash used by operating activities	(768)	(1,342)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	20	244
Additions to patents	(19)	--
Additions to property, plant, and equipment	(520)	(324)
Cash used by investing activities	(519)	(80)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	863	20
Proceeds (repayment) from short-term debt - net	(468)	28
Proceeds from long-term debt	1,538	1,325
Repayment of long-term debt	(535)	(788)
Cash provided by financing activities	1,398	585

Increase (decrease) in cash and cash equivalents	111	(837)
Cash and equivalents at beginning of period	545	1,382
Cash and equivalents at end of period	$ 656	$ 545
	======	=======
______________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$456	$347

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$846	$788
Issuance of common stock upon conversion of indebtedness and accrued interest	$2,397	$ --

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1- Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 2003, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2003.

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

During the year ended December 31, 2003, no customer accounted for 10% of the Company's revenues. During the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have an adverse effect on the Company's financial position and results of operations.

During the years ended December 31, 2003 and 2002, the Company had sales to E.I. DuPont de Nemours and Company ("DuPont"), a stockholder, in the amount of $1,003,000 and $974,000, respectively.

Cash and cash equivalents

Temporary investments with original maturities of ninety days or less are included in cash and cash equivalents.

Inventories

Inventories, consisting primarily of reclaimed refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market.

Property, plant, and equipment

Property, plant, and equipment are stated at cost, including internally manufactured equipment. The cost to complete equipment that is under construction is not considered to be material to the Company's financial position. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases. Costs of maintenance and repairs are charged to expense when incurred.

Due to the specialized nature of the Company's business, it is possible that the Company's estimates of equipment useful life periods may change in the future.

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectibility. In addition, each sale is based on an arrangement with the customer and the sales price to the buyer is fixed. License fees are recognized over the period of the license. Royalty revenues are recognized when earned. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges shipping fees such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:
Year Ended December 31,
(in thousands)	2003	2002
Refrigerant and reclamation sales	$14,835	$16,528
RefrigerantSide® Services	3,128	3,435
Total	$17,963	$19,963
	=======	========

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period plus dividends on the outstanding Series A Preferred Stock, $866,000 and $796,000 for the years ended December 31, 2003 and 2002, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2003 or 2002.

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

The Company is subject to various legal proceedings. The Company assesses the merit and potential liability associated with each of these proceedings. In addition, the Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities which would have a material adverse effect on operating results and its financial position.

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

Both the stock-based employee compensation cost included in the determination of the net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earning per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Years ended December 31,	2003	2002
Pro forma results
(In thousands, except per share amounts)
Net loss available for common shareholders:
As reported	$(3,298)	$(3,318)
Total stock based employee compensation
expense determined under fair value based
method	272	387
Pro forma	$(3,570)	$(3,705)
Loss per common share-basic and diluted:
As reported	$ (.63)	$ (.64)
Pro forma	$ (.68)	$ (.72)

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 145 ("SFAS 145"), which rescinds FASB statements No. 4, 44 and 64 and amends FASB statement No. 13. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued FASB statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for fiscal years beginning after December 31, 2002.

In November 2002, the FASB reached a consensus regarding Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and in December 2003, a revised interpretation was issued (FIN No. 46(R)) ("FIN 46"). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a CIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

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

Note 3 - Reorganization Costs

During the first and second quarters of 2003, the Company engaged a consulting firm to help it perform an in-depth strategic business analysis that resulted in a revised business plan and marketing focus. During the second quarter, the Company reorganized much of its operations particularly its activities associated with its RefrigerantSide® Service business. The fees associated with the consulting engagement were $350,000 and such amount has been charged to operations during the three months ended June 30, 2003.

Note 4 - Other income

For the year ended December 31, 2003, other income of $24,000 consisted primarily of sub-lease rental income. For the year ended December 31, 2002, other income of $253,000 consisted primarily of prepayment of the remaining balance of the note receivable from ESS and to a lesser extent, interest income.

Note 5 - Income taxes

During the years ended December 31, 2003 and 2002, there was no income tax expense recognized due to the Company's net losses.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:
Year ended December 31,	2003	2002
(in percents)
Income tax rates
- Statutory U.S. Federal rate	(34%)	(34%)
- States, net U.S. benefits	(4%)	(4%)
- Valuation allowance	38%	38%
Total	-%	- %
	=====	=====

As of December 31, 2003, the Company has net operating loss carryforwards, ("NOL's") of approximately $30,000,000 expiring 2007 through 2023 for which a 100% valuation allowance has been recognized. Included in the NOL's are NOL's from Refrigerant Reclamation Corporation of America, acquired during 1995 as a subsidiary of the Company, in the amount of approximately $4,488,000, which are subject to annual limitations of approximately $367,000 and expire from 2007 through 2010.

Elements of deferred income tax assets (liabilities) are as follows:
December 31,	2003
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ 119
- Reserves for doubtful accounts	103
- NOL	11,524
Subtotal	11,746
- Valuation allowance	(11,746)
Total	$ -
========

Note 6 - Trade accounts receivable - net

At December 31, 2003, trade accounts receivable are net of reserves for doubtful accounts of $272,000

Note 7 - Inventories

Inventories consisted of the following:
December 31,	2003
(in thousands)
Refrigerant and cylinders	$1,787
Packaged refrigerants	800
Total	$2,587
======

Note 8 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:
December 31,	2003
(in thousands)
Property, plant, & equipment
- Equipment	$6,362
- Equipment under capital lease	173
- Vehicles	1,241
- Furniture & fixtures	210
- Leasehold improvements	705
- Equipment under construction	352
Subtotal	9,043
Accumulated depreciation & amortization	6,850
Total	$2,193
======

Note 9 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2003
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$ 1,566
- Long-term debt: current	211
Subtotal	1,777
Long-term debt:
- Capital lease obligations	82
- Vehicle loans	92
- Bank term loan	360
- Other	57
- Less: current maturities	(211)
Subtotal	380
Total Debt	$ 2,157
=======

Bank credit line and term loan

On May 30, 2003, Hudson entered into a credit facility with Keltic which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 6.5% at December 31, 2003. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2003, Hudson had in the aggregate $1,566,000 outstanding borrowings under the Keltic credit facility and $881,000 available for borrowing under the credit facility. In addition, the Company had $360,000 outstanding borrowings under its term loan with Keltic.

Vehicle Loans

During 1999, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's on-site services. The loans are payable in 60 monthly payments through October 2004 and bear interest at 9.0% to 9.98%.

Scheduled maturities of the Company's long-term debts and capital lease obligations are as follows:
Debts and capital lease obligations
Years ended December 31,	Amount
(in thousands)
- 2004	$ 211
- 2005	108
- 2006	108
- 2007	108
- 2008	56
Total	$ 591
======

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $145,000 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Scheduled capital lease obligation payments
Years ended December 31,	Amount
(in thousands)
- 2004	$ 35
- 2005	20
- 2006	19
- 2007	17
- 2008	10
101
Less Interest Expense	(19)
Total	$ 82
====

Convertible Debt

In November 2002, the Company consummated the private sale of Bridge Notes to a limited number of purchasers, including certain officers of the Company and their family members as well as holders of the Series A Preferred Stock, for which it received gross proceeds of $655,000. The Bridge Notes and accrued interest aggregating approximately $665,000, automatically exchanged for the Exchange Notes, upon approval of such exchange by the Company's shareholders, which approval was obtained at the annual meeting on December 20, 2002.

Effective December 2002, the Company consummated the private sale of Convertible Notes to a limited number of purchasers, including certain officers of the Company and their family members as well as holders of the Series A Preferred Stock, for which it received gross proceeds of $495,000. At or about the same time, the Bridge Notes were cancelled and exchanged for the Exchange Notes in a principal amount equal to the outstanding principal amount of the Bridge Notes immediately prior to the exchange together with accrued and unpaid interest thereon. The Notes had a term of two years and earn interest at an annual rate of 10% payable quarterly in arrears. The Notes were unsecured and subordinate in payment to the Company's obligations under its credit facility with Keltic. Holders of the Notes had the right to convert all or a portion of the outstanding principal balance, and any accrued interest thereon, to Common Stock of the Company, upon, but not prior to, the first anniversary of the issuance of the Notes at the conversion rate of $.079 per share, which was the fair market value of the stock on the date of its issuance.

On April 15, 2003 the Company issued an additional principal amount of $500,000 of Convertible Notes to the holders of the Series A Preferred Stock. The April 15, 2003 Convertible Notes were identical to the Convertible Notes issued in December 2002, except that the conversion rate of these notes was $1.41 per share, which was the fair market value of the stock on the date of issuance.

In April 2003, holders of the Convertible Notes holding an aggregate principal amount of $495,000 entered into agreements with the Company whereby the holders agreed to modify the conversion rate of the Convertible Notes to the Modified Conversion Rate of $1.13, which was the fair market value of the stock on the date of modification.

The Company was obligated to issue to the holders of the Notes, on the earlier of (a) December 20, 2003, or April 15, 2004 in the case of the April 15, 2003 Convertible Notes, or (b) the consummation by the Company of an Equity Offering, Common Stock purchase warrants (the "Note Warrants") to purchase an aggregate number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Notes were convertible on the date of issuance of the Notes. As a result of the completion of an Equity Offering in December 2003, the Company issued 163,357 Note Warrants. Each Note Warrant is exercisable to purchase one share of Common Stock for a period of five years from issuance at exercise prices ranging from $.87 to $1.21 per share. The Company recognized an original issue discount in the aggregate of $315,000, in connection with the issuance of the Note Warrants. The original issue discount was calculated in compliance with EITF 00-27 and the $315,000 was amortized as a component of interest expense during 2003.

As a result of the Rights Offering, the conversion rates of the $500,000 and $495,000 principal amount of Convertible Notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, were adjusted downward to the $1.10 Rights Offering subscription price. The conversion rate of the $665,000 principal amount of Exchange Notes issued by the Company on December 20, 2002 remained at $.79 per share and all outstanding indebtedness and accrued interest was converted on December 19, 2003 (See Note 10 to the Notes to the Consolidated Financial Statements).

Note 10 - Stockholders' equity

(i) On March 30, 1999, the Company completed the sale of 65,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $6,500,000. The Series A Preferred Stock initially was convertible into Common Stock at a price of $2.375 per share, which was 27% above the closing market price of Common Stock on March 29, 1999.

(ii) On February 16, 2001, the Company completed the sale of 30,000 shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the sale of the Series A Preferred Stock were $3,000,000. The Series A Preferred Stock initially was convertible into Common Stock at a price of $2.375 per share, which was 23% above the closing market price of Common Stock on February 15, 2001.

The Series A Preferred Stock provides for anti-dilution adjustment of the conversion price in the event of the subsequent offering by the Company of securities for consideration per share less than the then effective conversion price of the Series A Preferred Stock. At the direction of the NASDAQ Stock Market, Inc., a minimum of $1.78 per share (the "Conversion Price Floor"), below which the conversion price of the Series A Preferred Stock could not be adjusted, had been instituted by the Company and the holders of the Series A Preferred Stock by amendment to the designation of the Series A Preferred Stock, and at the same time the Company agreed not to offer securities for consideration per share less than the Conversion Price Floor without the consent of the holders of the Series A Preferred Stock. Subsequently, in consideration for the consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion price below the Conversion Price Floor, the stockholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the Conversion Price Floor and the designation of the Series A Preferred Stock was amended accordingly. Upon the conversion of the Exchange Notes at the $.79 per share conversion price the anti-dilution provisions of the Series A Preferred Stock caused the conversion price of the Series A Preferred Stock to adjust downward to the $.79 per share. Assuming that the Series A Preferred Stock converts to common stock at the current conversion price of $.79 per share and based upon 125,085 shares of Series A Preferred Stock issued as of December 31, 2003, the holders of the Series A Preferred Stock would receive 15,833,544 shares of Common Stock. Similarly, the conversion price of such Series A Preferred Stock may be subsequently adjusted to equal the consideration received by the Company in connection with any subsequent issuance of securities below $.79.

The Series A Preferred Stock has voting rights on an as-if converted basis. The number of votes applicable to the Series A Preferred Stock is equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible provided, however, that in determining the number of votes per share of Series A Preferred Stock, the Conversion Price shall be the higher of (a) the Conversion Price then in effect, or (b) $1.78. The designation of the Series A Preferred Stock provided for a proxy granted by the holders of the Series A Preferred Stock in favor of certain of the Company's officers to vote all shares of Common Stock into which the Series A Preferred Stock converts (including any additional shares subsequently acquired by such holders) in excess of 29% of the votes entitled to be cast by the Series A Preferred Stock holders. As noted above, in consideration for consent of the holders of the Series A Preferred Stock to the Company's engagement in the private offering of the Notes at a conversion rate below the Conversion Price Floor, the shareholders of the Company, at the annual meeting on December 20, 2002, voted in favor of a proposal to remove the proxy from the designation of the Series A Preferred Stock and the designation of the Series A Preferred Stock was amended accordingly. The Series A Preferred Stock carries a dividend rate of 7%, which will increase to 16%, if the stock remains outstanding on or after March 31, 2004. The Company used the net proceeds from the issuance of the Series A Preferred Stock to expand its RefrigerantSide® Services business and for working capital purposes.

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30 and September 30, 2003, the Company declared and paid, in-kind, the dividends outstanding on the Series A Preferred Stock and issued 4,153 and 4,303, respectively, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The Company may redeem the Series A Preferred Stock on March 31, 2004 either in cash or shares of Common Stock valued at 90% of the average trading price of the Common Stock for the 30 days preceding March 31, 2004. In addition, the Company may call the Series A Preferred Stock if the market price of its Common Stock is equal to or greater than 250% of the conversion price and the Common Stock has traded with an average daily volume in excess of 20,000 shares for a period of thirty consecutive days.

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

(iii) The Company engaged an advisor to facilitate the Company's efforts in connection with the March 30, 1999 sale of the Series A Preferred Stock. In addition to the advisor fees, the Company issued to the advisor, warrants, which expire on March 30, 2004, to purchase 136,482 shares of the Company's Common Stock at an exercise price per share of $2.73. The value of the warrants was not deemed to be material.

(iv) The Company's Registration Statement for 5,166,320 shares of its Common Stock to be offered for sale through the issuance of rights to its common stockholders and to members of the public with respect to shares not subscribed for in the rights portion of the offering was declared effective on September 23, 2003 ("Rights Offering"). Pursuant to the Rights Offering, holders of the Company's Common Stock on September 18, 2003, received one (1) non-transferable right to purchase one (1) share of Common Stock of the Company at a subscription price of $1.10 for each share of the Company's Common Stock they owned. As provided for in the Registration Statement, any stockholder of record who received rights and who fully exercised his or her rights was permitted to oversubscribe for additional shares of Common Stock at the subscription price. The Registration Statement provided that to the extent shares offered were not subscribed for by the stockholders in the Rights Offering by the expiration date, the Company would offer those shares to members of the public at the subscription price.

As a result of the Rights Offering, the conversion rates of the $500,000 and $495,000 principal amount of Convertible Notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, were adjusted downward to the $1.10 Rights Offering subscription price. The conversion rate of the $665,000 principal amount of Exchange Notes issued by the Company on December 20, 2002 remained at $.79 price per share.

The Rights Offering closed on December 19, 2003. As a result of the Rights Offering and the conversion of all of the Notes in the aggregate principal amount of $1,660,000, the Company issued an aggregate of 3,833,306 shares of its Common Stock.

As a result of the Rights Offering, the Company became obligated to issue the Note Warrants to the holder of the Notes. On December 19, 2003, the Company issued an aggregate of 163,357 Note Warrants to the holders of the Notes and the Note Warrants expire on December 19, 2008. The Exercise Price for the 79,266 Note Warrants issued with respect to the $500,000 and $495,000 principal amount of Convertible Notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, is $1.21 per share. The Exercise Price for the 84,091 Note Warrants issued with respect to the $665,000 principal amount of Exchange Notes issued by the Company on December 20, 2002 is $.87 per share.

In addition, as a result of the $665,000 principal amount of Exchange Notes converting to Common Stock, the conversion rate of the Series A Preferred Stock was adjusted downward to the current conversion rate of $.79 per share.

Note 11 - Commitments and contingencies

Rents, operating leases and contingent income

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through December 31, 2007.

Properties

Location	Annual Rent	Lease Expiration Date
Baton Rouge, Louisiana	$ 21,000	7/2005
Champaign, Illinois	$132,000	11/2004
Charlotte, North Carolina	$ 42,000	Month to Month
Fremont, New Hampshire	$ 8,000	6/2004
Hillburn, New York	$104,000	5/2004
Pearl River, New York	$ 65,000	12/2007
Seattle, Washington	$ 20,000	3/2004
Woodlawn, Maryland	$ 28,000	8/2005

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the years ended December 31, 2003 and 2002 totaled approximately $687,000 and $743,000, respectively.

Future commitments under operating leases, are summarized as follows:
Rent expense
Years ended December 31,	Amount
(in thousands)
- 2004	$ 391
- 2005	111
- 2006	78
- 2007	74
Total	$ 654
======

Legal Proceedings

In June 1998, United Water of New York, Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of alleged contamination of certain of United's wells which are in close proximity to the Company's Hillburn, New York facility.

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

In June 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the settlement, the Company paid to United the sum of $1,000,000 and has been making additional monthly payments in the amount of $5,000. The final monthly payment was made by the Company in February 2004, satisfying all remaining obligations of the Company to United under the settlement. The Company carries $1,000,000 environmental impairment insurance per occurrence and in connection with the settlement, exhausted all insurance proceeds available for that occurrence under all applicable policies.

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United Water, together with the reduced levels of contamination present in the United Water wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. In June 2003, the EPA advised the Company that it has no current plans to finalize the process for listing the Hillburn facility on the NPL. The EPA also advised the Company that it will not at this time withdraw the proposal of the Hillburn facility on the NPL.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is closest to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village was below 1 ppb. In October 2002, the Village advised the Company that it intends to proceed with plans to protect its wells and would look to the Company to reimburse the Village for any costs it may incur. To date, no detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs. The Company has reimbursed the Village for approximately $12,000 of costs incurred to date for additional sampling by the Village of its wells and for minor preparatory work in connection with the Village's plan for protecting its wells.

In February 2003, the Company agreed to extend the statute of limitations applicable to any claims that may be available to Ramapo Land Company, the lessor of the Company's Hillburn facility, arising out of the April 1, 1999 incident for an additional two years. To date, no claims against the Company have been asserted or threatened by Ramapo Land Company.

During the year ended December 31, 2003, the Company recognized $31,000 in additional remediation costs in connection with the matters referred to above. The Company has accrued for remediation costs it believes that it will incur based on the information known to it and from third parties. There can be no assurance that the R-11 will not spread beyond the United Water well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that Ramapo Land Company will not assert any claim against the Company, or that any such claim will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2005 and is automatically renewable for two successive terms. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $141,000 with such increases and bonuses as the Board may determine. During 2002, the Board of Directors and Mr. Zugibe agreed, at Mr. Zugibe's option, to reduce the cash compensation and issued, during 2002 and 2003, an aggregate of 60,000 additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

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
Years ended December 31,	2003	2002
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	3.5%	3.0%
Expected volatility	60%	60%
Expected lives	5	5

A summary of the status of the Company's 1994 and 1997 Plans as of December 31, 2003 and 2002 and changes for the years ending on those dates is presented below:
Stock Option Plan Grants		Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001		1,873,682	$ 3.35
-	Granted	163,400	$ 1.88
-	Forfeited	(265,866)	$ 4.12
-	Exercised	(8,500)	$ 2.30
Outstanding at December 31, 2002		1,762,716	$ 3.14
-	Granted	422,500	$ 1.09
-	Forfeited	(483,014)	$ 4.57
-	Exercised	(1,300)	$ 1.30
Outstanding at December 31, 2003		1,700,902	$ 2.20
		=========

Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 2003 and 2002 is shown below:
Options Exercisable

	Year ended December 31, 2003	Year ended December 31, 2002

Options exercisable at year-end	1,567,466	1,689,383

Weighted average exercise price	$2.25	$3.17

Weighted average fair value of options granted during the year	$1.09	$1.80

Options Exercisable at December 31, 2003

		Weighted-average Exercise
	Number
Range of Prices	Outstanding	Price
$0 to $2	407,264	$ 1.16
$2 to $4	1,160,202	$ 2.64
$0 to $4	1,567,466	$ 2.25
	=========

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding At December 31, 2003
		Weighted-average Remaining Contractual

			Weighted
Range of	Number		average
Prices	Outstanding	Life	Exercise Price
$0 to $2	505,700	4.81 years	$ 1.15
$2 to $4	1,195,202	2.69 years	$ 2.64
$0 to $4	1,700,902	3.32 years	$ 2.20
	=========