Form 10QSB
period 2004-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2004-05-03
CIK 925528

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

_____________________

(Exact Name of Small Business Issuer as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-3641539 (I.R.S. Employer Identification No.)

275 North Middletown Road
Pearl River, New York (Address of Principal Executive Offices)	10965 (ZIP Code)

(845) 735-6000
(Issuer's Telephone Number, Including Area Code)

_____________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,517,594 shares
Class	Outstanding at April 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 785	$ 656
Trade accounts receivable - net of allowance for doubtful
accounts of $282 and $272	2,182	1,954
Inventories	2,264	2,587
Prepaid expenses and other current assets	239	269
Total current assets	5,470	5,466

Property, plant and equipment, less accumulated depreciation	2,093	2,193
Other assets	134	137
Total Assets	$ 7,697	$ 7,796
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,537	$ 3,033
Short-term debt and current maturities of long-term debt	2,216	1,777
Total current liabilities	4,753	4,810
Long-term debt, less current maturities	353	380
Total Liabilities	5,106	5,190

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000;
issued and outstanding none and 125,085	--	12,509
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,517,594 and 8,999,626	255	90
Additional paid-in capital	35,093	22,665
Accumulated deficit	(32,757)	(32,658)
Total Stockholders' Equity	2,591	2,606

Total Liabilities and Stockholders' Equity	$ 7,697	$ 7,796
	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2004	2003

Revenues	$3,745	$5,677
Cost of sales	2,588	4,058
Gross Profit	1,157	1,619

Operating expenses:
Selling and marketing	358	643
General and administrative	685	967
Depreciation and amortization	190	243
Total operating expenses	1,233	1,853

Operating loss	(76)	(234)

Other income (expense):
Interest expense	(90)	(188)
Gain on sale of assets	67	--
Total other income (expense)	(23)	(188)

Loss before income taxes	(99)	(422)

Income taxes	--	--

Net loss	(99)	(422)

Preferred stock dividends	(228)	(218)

Available for common shareholders	$ (327)	$ (640)
	=======	=======
________________________
Net loss per common share - basic and diluted	$ (.04)	$ (0.12)
	=======	========
Weighted average number of shares
outstanding	8,999,626	5,165,020
	==========	==========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)
	Three month period
	ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$ (99)	$(422)
Adjustments to reconcile net loss
to cash used by operating activities:
Depreciation and amortization	190	243
Allowance for doubtful accounts	30	30
Amortization of original issue discount	--	30
Gain on sale of assets	(67)	--
Changes in assets and liabilities:
Trade accounts receivable	(258)	(1,142)
Inventories	323	(18)
Prepaid expenses and other current assets	30	3
Other assets	3	5
Accounts payable and accrued expenses	(497)	499
Cash used by operating activities	(345)	(772)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	92	--
Additions to patents	(2)	(14)
Additions to property, plant, and equipment	(112)	(49)
Cash used by investing activities	(22)	(63)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	84	--
Proceeds from (repayment of) short-term debt - net	500	754
Repayment of long-term debt	(88)	(111)
Cash provided by financing activities	496	643

Increase (decrease) in cash and cash equivalents	129	(192)
Cash and cash equivalents at beginning of period	656	545
Cash and cash equivalents at end of period	$ 785	$ 353
	======	=======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 90	$ 188

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ 445	$ 415

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2003. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 2004, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2004 and December 31, 2003.

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

During the three month period ended March 31, 2004, one customer accounted for 17% of the Company's revenues and as of March 31, 2004 there was $3,750 accounts receivable balance with this customer. During the three month period ended March 31, 2003, two customers accounted for 17% and 11% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:
Three month period ended March 31,
(in thousands)	2004	2003
Refrigerant and reclamation sales	$2,857	$5,002
RefrigerantSide® Services	888	675
Total	$3,745	$5,677
	======	======

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

Loss per common and equivalent shares

Loss per common share, Basic, is calculated based on the net loss for the period plus dividends on the outstanding Series A Preferred Stock, $228,000 and $218,000 for the quarters ended March 31, 2004 and 2003, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The effect of equivalent shares was not dilutive in either 2004 or 2003.

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

Three month period ended March 31,	2004	2003
Pro forma results
(In thousands, except per share amounts)
Net loss available for common shareholders:
As reported	$ (327)	$ (640)
Total stock based employee compensation
expense determined under fair value based
method	68	74
Pro forma	$ (395)	$ (714)
Loss per common share-basic and diluted:
As reported	$ (.04)	$ (.12)
Pro forma	$ (.04)	$ (.14)

Recent accounting pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and in December 2003, a revised interpretation was issued (FIN No. 46(R)) ("FIN 46"). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

Note 2 - Other expenses

For the three month ended March 31, 2004, other expense of $23,000 consisted of interest expense of approximately $90,000 offset by a gain on sale of assets. For the three month period ended March 31, 2003, other expense of $188,000 consisted of interest expense of approximately $89,000 and finance charges associated with the Company's prior credit facility of $99,000.

Note 3 - Stockholders' Equity

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. Upon conversion the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source chlorofluorocarbon ("CFC") based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

During 1999 and 2001, the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide® Services represent the Company's long term growth potential. However, during 2002 and portions of 2003 the Company had not been successful in growing its RefrigerantSide® Services revenue. As part of the Company's goal to grow its RefrigerantSide® Services business, in 2002, the Company commenced a restructuring of its sales and marketing efforts culminating in the reorganization of the Company in May 2003. As a result of the reorganization, the Company has determined to focus its sales and marketing efforts on vertical markets; rather than geographic markets that had been the focus associated with its network of service depots. In pursuing its vertical strategy, the Company expects to focus its RefrigerantSide® Services on specific industries, including petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to create strategic alliances with companies that will allow it to co-locate its equipment and to utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, as a result of the Company's new market strategy, the Company closed five of its service depots during 2003. The territories previously served by the closed depots are now served by the Company's remaining service depots. The Company is beginning to develop this new sales and marketing strategy and in the near term, expects that it will incur additional expenses and losses related to the development of its RefrigerantSide® Services.

Sales of refrigerants continue to represent a majority of the Company's revenues. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. In addition, the Company expects that, over time, the demand for CFC based refrigerants will decrease as equipment that utilizes other chemical based refrigerants replaces those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. To the extent that the Company is unable to source CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations would be materially adversely affected. In addition, to the extent that the Company is unable to source replacements to the CFC based refrigerants, the Company's financial condition and results of operations would be materially adversely affected.

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

Results of Operations

Three month period ended March 31, 2004 as compared to three month period ended March 31, 2003

Revenues for the three month period ended March 31, 2004 were $3,745,000, a decrease of $1,932,000 or 34% from the $5,677,000 reported during the comparable 2003 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues offset by an increase in RefrigerantSide® Services revenues. The decrease in refrigerant revenues of $2,145,000 is related to a reduction in the sales prices per pound and volume of refrigerants sold to the automotive aftermarket and to a lesser extent a reduction in the volume of other refrigerants sold. The Company believes that the decline in automotive refrigerants was based on a declining demand for these products. The Company believes that the decline in volume of other refrigerants is due to seasonality. The increase in RefrigerantSide® Services was primarily attributed to an increase in the revenue per job sold, which is a consequence of the reorganization of the Company's sales and marketing efforts.

Cost of sales for the three month period ended March 31, 2004 was $2,588,000, a decrease of $1,470,000 or 36% from the $4,058,000 reported during the comparable 2003 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold, which is directly related to the reduction in refrigerant revenues described above, and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services due to fewer employees supporting RefrigerantSide® Services. As a percentage of sales, cost of sales were 69% of revenues for 2004, a decrease from the 71% reported for the comparable 2003 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold.

Operating expenses for the three month period ended March 31, 2004 were $1,233,000, a decrease of $620,000 or 33% from the $1,853,000 reported during the comparable 2003 period. The decrease was primarily attributable to a reduction in selling expenses and general and administrative costs due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 and a reduction in depreciation and amortization costs of $53,000.

Other income (expense) for the three month period ended March 31, 2004 was $(23,000), compared to the $(188,000) reported during the comparable 2003 period. Other income (expense) includes interest expense of $90,000 and $188,000 for 2004 and 2003, respectively, offset by a gain on sale of assets of $67,000 for 2004. The decrease in interest expense is primarily attributed to the finance charge of $99,000 on the Company's prior credit facility.

No income taxes for the three month period ended March 31, 2004 and 2003 were recognized. The Company recognized a reserve allowance against the deferred tax benefit for the 2004 and 2003 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net loss for the three month period ended March 31, 2004 was $99,000, a decrease of $323,000 or 77% from the $422,000 net loss reported during the comparable 2003 period. The decrease in net loss was primarily attributable to a decrease in selling and general and administrative expenses due to the reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003, offset by a reduction in gross profit.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital, which represents current assets less current liabilities, of approximately $717,000, an increase of $61,000 from the working capital of $656,000 at December 31, 2003. The increase in working capital is primarily attributable to proceeds from the issuance of Common Stock.

Principal components of current assets are inventory and trade receivables. At March 31, 2004, the Company had inventories of $2,264,000, a decrease of $323,000 or 12% from the $2,587,000 at December 31, 2003. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants that are no longer being manufactured (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At March 31, 2004, the Company had trade receivables, net of allowance for doubtful accounts, of $2,182,000, an increase of $228,000 or 12% from the $1,954,000 at December 31, 2003. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings. In recent years, the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. In order for the Company to finance its working capital requirements through cash flows from operations the Company must reduce its operating losses. During 2003, the Company completed several initiatives to lower its overall operating cost resulting in the elimination of approximately $2,000,000 in annual expenses. The full impact of these cost reductions will be recognized by the second quarter of 2004. There can be no assurances that these initiatives will be sufficient in lowering the Company's operating losses, in which case the Company will be required to fund its working capital requirements from additional issuances of equity securities and/or additional bank borrowings.

Net cash used by operating activities for the three month period ended March 31, 2004, was $345,000 compared with net cash used by operating activities of $772,000 for the comparable 2003 period. Net cash used by operating activities was primarily attributable to the net loss for the 2004 period and an increase in trade receivables and accounts payable and accrued expenses offset by a reduction in inventories.

Net cash used by investing activities for the three month period ended March 31, 2004, was $22,000 compared with net cash used by investing activities of $63,000 for the prior comparable 2003 period. The net cash used by investing activities for the 2004 period was due to equipment additions primarily associated with the Company's reclamation facility in Champaign, Illinois and equipment associated with the Company's alliance agreement with the BOC Group.

Net cash provided by financing activities for the three month period ended March 31, 2004, was $496,000 compared with net cash provided by financing activities of $643,000 for the comparable 2003 period. The net cash provided by financing activities for the 2004 period primarily consisted of $84,000 net proceeds received by the Company from the sale of Common Stock and proceeds from short-term debt of $500,000, offset by the repayment of long-term debt of $88,000.

At March 31, 2004, the Company had cash and cash equivalents of $785,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility and with the alliance with the BOC Group. The Company estimates that capital expenditures during 2004 may range from approximately $500,000 to $600,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 6.5% at March 31, 2004. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2004, Hudson had in the aggregate $2,066,000 of borrowings outstanding under the Keltic credit facility and $600,000 available for borrowing under the credit facility. In addition, the Company had $340,000 of borrowings outstanding under its term loan with Keltic.

During 2003, the Company offered for sale its Common Stock through the issuance of rights to its then existing shareholders and offered the remaining unsubscribed shares to the public ("Rights Offering"). The Rights Offering closed on December 19, 2003. As a result of the Rights Offering and the conversion of all of the then existing Convertible Notes in the aggregate principal amount of $1,660,000, the Company issued an aggregate of 3,833,306 shares of its Common Stock.

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

The Company pays dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment represents the final dividend payment on the outstanding Series A Preferred Stock.

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. Upon conversion the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock.

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

The Company believes that it will be able to satisfy its working capital requirements for the immediate future from anticipated cash flow from operations and available funds under its credit facility with Keltic. In addition, any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's depots and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may need to significantly modify its plans or it may require additional capital sooner than anticipated, which capital may not be available.

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

Refrigerants are shipped to customers in various sized cylinders and drums. Recently, the manufacturers of these cylinders and drums have had supply shortages and production delays. To the extent that these manufacturers continue to have supply problems there could be an adverse affect on the Company's ability to sell refrigerants. As a result, the Company's financial condition and results of operations could be materially adversely affected.

During the three month period ended March 31, 2004, one customer accounted for 17% of the Company's revenues. During the three month period ended March 31, 2003, two customers accounted for 17% and 11% of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2004. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United, together with the reduced levels of contamination present in United's wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. In June 2003, the EPA advised the Company that it has no current plans to finalize the process for listing the Hillburn facility on the NPL. The EPA also advised the Company that it will not at this time withdraw the proposal of the Hillburn facility on the NPL.

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

In February 2003, the Company agreed to extend the statute of limitations applicable to any claims that may be available to Ramapo Land Company ("Ramapo"), the lessor of the Company's Hillburn facility, arising out of the April 1, 1999 incident for an additional two years. In April 2004, Ramapo advised the Company that it had incurred approximately $62,000 in legal and consulting fees relating to the April 1, 1999 incident and has requested reimbursement from the Company for these costs. There can be no assurance that a claim asserted by Ramapo will not have a material adverse effect on the Company's financial condition or results of operations.

There can be no assurance that the R-11 will not spread beyond the United's well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, the Company granted options to purchase an aggregate of 574,688 shares of Common Stock to employees, board members and to the holders of the Series A Preferred Stock pursuant to its Stock Option Plans. On March 30, 2004, the Company issued a total of 4,455 additional shares of its Series A Preferred Stock to the holders thereof in satisfaction of the dividends then due. On March 31, 2004, the Company issued 16,397,468 shares of its Common Stock as a result of the conversion of all of the outstanding Series A Preferred Stock by the holders of the Series A Preferred Stock. With respect to these option grants and the issuance of additional Preferred Stock, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and /or Section 2(a) (3) of the Act. With respect to the issuance of Common Stock upon the conversion of Series A Preferred Stock the Company relied on the exemption from registration provided by Section 3(a) (9) under the Act.

Item 5 - Other Information

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

(b) No report on Form 8-K was filed during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 3, 2004
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 3, 2004
	James R. Buscemi	Date
Chief Financial Officer