Form 10QSB
period 2004-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2004-08-02
CIK 925528

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(845) 735-6000
(Issuer's Telephone Number)

_____________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,517,594 shares
Class	Outstanding at July 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 265	$ 656
Trade accounts receivable - net of allowance for doubtful
accounts of $317 and $272	2,853	1,954
Inventories	2,184	2,587
Prepaid expenses and other current assets	549	269
Total current assets	5,851	5,466

Property, plant and equipment, less accumulated depreciation	1,934	2,193
Other assets	121	137
Total Assets	$ 7,906	$ 7,796
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,735	$ 3,033
Short-term debt and current maturities of long-term debt	1,780	1,777
Total current liabilities	4,515	4,810
Long-term debt, less current maturities	325	380
Total Liabilities	4,840	5,190

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000;
issued and outstanding none and 125,085	--	12,509
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,517,594 and 8,999,626	255	90
Additional paid-in capital	35,054	22,665
Accumulated deficit	(32,243)	(32,658)
Total Stockholders' Equity	3,066	2,606

Total Liabilities and Stockholders' Equity	$ 7,906	$ 7,796
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)
	Three month period		Six month period
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Revenues	$4,431	$5,064	$8,176	$10,741
Cost of sales	2,498	3,537	5,086	7,595
Gross Profit	1,933	1,527	3,090	3,146

Operating expenses:
Selling and marketing	337	375	695	1,018
General and administrative	824	930	1,509	1,897
Reorganization cost	--	350	--	350
Depreciation and amortization	180	212	370	455
Total operating expenses	1,341	1,867	2,574	3,720

Operating income (loss)	592	(340)	516	(574)

Other income (expense):
Interest expense	(87)	(97)	(177)	(285)
Other income (expense)	--	(82)	--	(82)
Gain on sale of assets	9	--	76	--
Total other income (expense)	(78)	(179)	(101)	(367)

Income (loss) before income taxes	514	(519)	415	(941)

Income taxes	--	--	--	--

Net income (loss)	514	(519)	415	(941)

Preferred stock dividends	--	(211)	(228)	(429)

Available for common shareholders	$ 514	$ (730)	$ 187	$(1,370)
	======	=======	======	========

________________________

Net income (loss) per common share - basic	$ 0.02	$ (0.14)	$ 0.01	$ (0.27)
	======	========	======	========
Net income (loss) per common share - diluted	$ 0.02	$ (0.14)	$ 0.01	$ (0.27)
	======	========	======	========
Weighted average number of shares
outstanding - basic	25,517,594	5,165,187	17,258,610	5,165,103
	============	===========	============	===========
Weighted average number of shares
outstanding - diluted	25,546,450	5,165,187	17,287,466	5,165,103
	============	===========	============	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)
	Six month period
	ended June 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$ 415	$(941)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Depreciation and amortization	370	455
Allowance for doubtful accounts	60	60
Amortization of original issue discount	--	60
Gain on sale of assets	(76)	--
Changes in assets and liabilities:
Trade accounts receivable	(959)	(1,457)
Inventories	403	614
Prepaid expenses and other current assets	(280)	(144)
Other assets	11	(15)
Accounts payable and accrued expenses	(298)	296
Cash used by operating activities	(354)	(1,072)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	112	--
Additions to patents	(2)	(14)
Additions to property, plant, and equipment	(140)	(136)
Cash used by investing activities	(30)	(150)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	45	1
Proceeds from (repayment of) short-term debt - net	90	(148)
Proceeds from long-term debt	--	1,538
Repayment of long-term debt	(142)	(441)
Cash (used) provided by financing activities	(7)	950

Decrease in cash and cash equivalents	(391)	(272)
Cash and cash equivalents at beginning of period	656	545
Cash and cash equivalents at end of period	$ 265	$ 273
	======	=======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 177	$ 285

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ 445	$ 415

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2003. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 2004, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2004 and December 31, 2003.

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly-rated financial institutions that exceed FDIC insurance coverage. The Company's trade accounts receivables are primarily due from companies throughout the U.S. The Company reviews each customer's credit history before extending credit.

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

During the six month period ended June 30, 2004, no customer accounted for 10% of the Company's revenues. During the six month period ended June 30, 2003, one customer accounted for 10% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:
Six month period ended June 30,
(in thousands)	2004	2003
Refrigerant and reclamation sales	$6,137	$ 9,130
RefrigerantSide® Services	2,039	1,611
Total	$8,176	$10,741
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for the prior period losses. The tax benefit associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognized net income in future periods.

Income (loss) per common and equivalent shares

Income (loss) per common share, Basic, is calculated based on the net income (loss) for the period plus dividends on the outstanding Series A Preferred Stock, $228,000 and $429,000 for the six month period ended June 30, 2004 and 2003, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

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

Six month period ended June 30,	2004	2003
Pro forma results
(In thousands, except per share amounts)
Net income (loss) available for common shareholders:
As reported	$ 187	$ (1,370)
Total stock based employee compensation
expense determined under fair value based
method	136	148
Pro forma	$ 51	$ (1,518)
Income (loss) per common share-basic and diluted:
As reported	$ 0.01	$ (0.27)
Pro forma	$ --	$ (0.29)

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, Consolidation of Variable Interest Entities, and in December 2003, a revised interpretation was issued (FIN No. 46(R)) ("FIN 46"). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

Note 2 - Other expenses

For the six months ended June 30, 2004, other expense of $101,000 consisted of interest expense of approximately $177,000 offset by a gain on sale of assets. For the six month period ended June 30, 2003, other expense of $367,000 consisted of interest expense of approximately $285,000 and finance charges associated with the Company's prior credit facility of $82,000.

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

During 1999 and 2001, the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide® Services represent the Company's long term growth potential. However, during 2002 and portions of 2003 the Company had not been successful in growing its RefrigerantSide® Services revenue. As part of the Company's goal to grow its RefrigerantSide® Services business, in 2002, the Company commenced a restructuring of its sales and marketing efforts culminating in the reorganization of the Company in May 2003. As a result of the reorganization, the Company has determined to focus its future sales and marketing efforts on vertical markets; rather than geographic markets that had been the focus associated with its network of service depots. In pursuing its vertical strategy, the Company expects to focus its RefrigerantSide® Services on specific industries, including petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to create strategic alliances with companies that will allow it to co-locate its equipment and to utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, as a result of the Company's new market strategy, the Company closed five of its service depots during 2003. The territories previously served by the closed depots are now served by the Company's remaining service depots. The Company is beginning to develop this new sales and marketing strategy and in the near term, may incur additional expenses and losses related to the development of its RefrigerantSide® Services. During the six months ended June 30, 2004 the Company's revenues from its RefrigerantSide® Services was $2,039,000 compared to $1,611,000 for the comparable 2003 period.

Sales of refrigerants continue to represent a majority of the Company's revenues. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. In addition, the Company expects that, over time, the demand for CFC based refrigerants will continue to decrease as equipment that utilizes other chemical based refrigerants replaces those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. To the extent that the Company is unable to source CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected. In addition, to the extent that the Company is unable to source replacements to the CFC based refrigerants, the Company's financial condition and results of operations would be materially adversely affected.

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

Results of Operations

Three month period ended June 30, 2004 as compared to three month period ended June 30, 2003

Revenues for the three month period ended June 30, 2004 were $4,431,000, a decrease of $633,000 or 13% from the $5,064,000 reported during the comparable 2003 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues partially offset by an increase in RefrigerantSide® Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound and volume of refrigerants sold to the automotive aftermarket and to a lesser extent a reduction in the volume of other refrigerants sold. The Company believes that the decline in automotive refrigerants was based on a declining demand for these products. The Company believes that the decline in volume of other refrigerants is due to seasonality. The increase in RefrigerantSide® Services was primarily attributed to an increase in the revenue per job sold, which is a consequence of the reorganization of the Company's sales and marketing efforts.

Cost of sales for the three month period ended June 30, 2004 was $2,498,000, a decrease of $1,039,000 or 29% from the $3,537,000 reported during the comparable 2003 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold, which is directly related to the reduction in refrigerant revenues described above, and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services due to fewer employees supporting RefrigerantSide® Services. As a percentage of sales, cost of sales were 56% of revenues for 2004, a decrease from the 70% reported for the comparable 2003 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold.

Operating expenses for the three month period ended June 30, 2004 were $1,341,000, a decrease of $526,000 or 28% from the $1,867,000 reported during the comparable 2003 period. The decrease was primarily attributable to a reduction in selling, general and administrative and reorganization costs due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 and a reduction in depreciation and amortization costs.

Other income (expense) for the three month period ended June 30, 2004 was $(78,000), compared to the $(179,000) reported during the comparable 2003 period. Other income (expense) for 2004 includes interest expense of $87,000 offset by a gain on sale of assets of $9,000. Other income (expense) for 2003 includes interest expense of $97,000 and $99,000 of finance charges from the Company's prior credit facility offset by sub-lease income of $17,000. The decrease in interest expense in 2004 when compared to 2003 is primarily attributed to a reduction in outstanding indebtedness.

No income taxes for the three month period ended June 30, 2004 and 2003 were recognized. During the 2004 period no income taxes were recognized on the $514,000 of income before taxes due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the three month period ended June 30, 2004 was $514,000, an increase of $1,033,000 from the $519,000 net loss reported during the comparable 2003 period. The increase in net income was primarily attributable to an increase in the gross profit on the Company's revenues and a decrease in selling, general and administrative and reorganization expenses due to the reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003.

Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

Revenues for the six months ended June 30, 2004 were $8,176,000, a decrease of $2,565,000 or 24% from the $10,741,000 reported during the comparable 2003 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues offset by an increase in RefrigerantSide® Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound and volume of refrigerants sold to the automotive aftermarket and to a lesser extent a reduction in the volume of other refrigerants sold. The Company believes that the decline in automotive refrigerants was based on a declining demand for these products. The Company believes the decline in volume of other refrigerants is due to seasonality. The increase in RefrigerantSide® Services was primarily attributable to an increase in the revenue per job sold, which is a consequence of the reorganization of the Company's sales and marketing efforts.

Cost of sales for the six months ended June 30, 2004 was $5,086,000, a decrease of $2,509,000 or 33% from the $7,595,000 reported during the comparable 2003 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold, which is directly related to the reduction in refrigerant revenues described above, and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services. As a percentage of sales, cost of sales were 62% of revenues for 2004, a decrease from the 71% reported for the comparable 2003 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services.

Operating expenses for the six months ended June 30, 2004 were $2,574,000 a decrease of $1,146,000 or 31% from the $3,720,000 reported during the comparable 2003 period. The decrease was primarily attributable to a reduction in selling, general and administrative and reorganization costs due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 and a reduction in depreciation and amortization costs.

Other income (expense) for the six months ended June 30, 2004 was ($101,000), compared to the ($367,000) reported during the comparable 2003 period. Other income (expense) includes interest expense of $177,000 and $285,000 for the comparable six month periods ended June 30, 2004 and 2003, respectively. The decrease in interest expense is primarily attributed to a reduction in outstanding indebtedness. During the 2004 period interest expense was offset by a $76,000 gain on sale of assets. Other income (expense) of $82,000 during the 2003 period consisted of finance charges on the prior credit facility of $99,000 offset by sub-lease income of $17,000.

No income taxes for the six months ended June 30, 2004 and 2003 were recognized. During the 2004 period no income taxes were recognized on the income before taxes of $415,000 due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 losses. The tax benefits associated with the Company's net operating loss carry forwards would be recognized to the extent that the Company recognizes net income in future periods. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the six months ended June 30, 2004 was $415,000 an increase of $1,356,000 from the $941,000 net loss reported during the comparable 2003 period. The increase in net income was primarily attributable to an increase in gross profits on the Company's revenues and a decrease in selling, general and administrative and reorganization expenses due to the reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003.

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital, which represents current assets less current liabilities, of approximately $1,336,000, an increase of $680,000 from the working capital of $656,000 at December 31, 2003. The increase in working capital is primarily attributable to the net income recognized during the six month period ended June 30, 2004 and proceeds from the issuance of Common Stock.

Principal components of current assets are inventory and trade receivables. At June 30, 2004, the Company had inventories of $2,184,000, a decrease of $403,000, or 16% from the $2,587,000 at December 31, 2003. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants that are no longer being manufactured (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At June 30, 2004, the Company had trade receivables, net of allowance for doubtful accounts, of $2,853,000, an increase of $899,000 or 46% from the $1,954,000 at December 31, 2003. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings. In recent years, the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. During 2003, the Company completed several initiatives to lower its overall operating cost resulting in the elimination of approximately $2,000,000 in annual expenses. The full impact of these cost reductions have been recognized through the second quarter of 2004.

Net cash used by operating activities for the six month period ended June 30, 2004, was $354,000 compared with net cash used by operating activities of $1,072,000 for the comparable 2003 period. Net cash used by operating activities for the 2004 period was primarily attributable to an increase in trade receivables and accounts payable and accrued expenses offset by the net income for the period and a reduction in inventories.

Net cash used by investing activities for the six month period ended June 30, 2004, was $30,000 compared with net cash used by investing activities of $150,000 for the prior comparable 2003 period. The net cash used by investing activities for the 2004 period was due to equipment additions primarily associated with the Company's alliance agreement with the BOC Group.

Net cash used by financing activities for the six month period ended June 30, 2004, was $7,000 compared with net cash provided by financing activities of $950,000 for the comparable 2003 period. The net cash used by financing activities for the 2004 period primarily consisted of $45,000 net proceeds received by the Company from the sale of Common Stock and proceeds from short-term debt of $90,000, offset by the repayment of long-term debt of $142,000.

At June 30, 2004, the Company had cash and cash equivalents of $265,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility and with the alliance with the BOC Group. The Company estimates that total capital expenditures during 2004 may range from approximately $500,000 to $600,000 and as of June 30, 2004, the Company has expended $140,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 6.5% at June 30, 2004. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2004, Hudson had in the aggregate $1,656,000 of borrowings outstanding under the Keltic revolving line of credit and $1,493,000 available for borrowing under the revolving line of credit. In addition, the Company had $320,000 of borrowings outstanding under its term loan with Keltic.

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

Prior to March 31, 2004, the Company paid dividends, in arrears, on the Series A Preferred Stock, semi annually, either in cash or additional shares, at the Company's option. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment represents the final dividend payment on the outstanding Series A Preferred Stock.

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

During the six month period ended June 30, 2004, no customer accounted for 10% of the Company's revenues. During the six month period ended June 30, 2003, one customer accounted for 10% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment by domestic users of refrigerants, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in additional losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales and is continuing to assess its seasonal trend.

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2004. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, the Company granted options to purchase an aggregate of 17,000 shares of Common Stock to employees pursuant to its Stock Option Plans. With respect to these option grants and the issuance of additional Preferred Stock, the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and /or Section 2(a) (3) of the Act.

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

(b) No report on Form 8-K was filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 3, 2004
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 3, 2004
	James R. Buscemi	Date
Chief Financial Officer