Form 10QSB
period 2004-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2004-11-04
CIK 925528

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(845) 735-6000
(Issuer's Telephone Number)

_____________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common stock, $0.01 par value	25,517,594 shares
Class	Outstanding at October 29, 2004

Transitional Small Business Disclosure Format (check one): .	Yes [ ] No [X]

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 260	$ 656
Trade accounts receivable - net of allowance for doubtful
accounts of $240 and $272	2,175	1,954
Inventories	2,286	2,587
Prepaid expenses and other current assets	606	269
Total current assets	5,327	5,466

Property, plant and equipment, less accumulated depreciation	1,854	2,193
Other assets	118	137
Total Assets	$ 7,299	$ 7,796
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,528	$ 3,033
Short-term debt and current maturities of long-term debt	1,105	1,777
Total current liabilities	3,633	4,810
Long-term debt, less current maturities	299	380
Total Liabilities	3,932	5,190

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000;
issued and outstanding none and 125,085	--	12,509
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,517,594 and 8,999,626	255	90
Additional paid-in capital	35,054	22,665
Accumulated deficit	(31,942)	(32,658)
Total Stockholders' Equity	3,367	2,606

Total Liabilities and Stockholders' Equity	$ 7,299	$ 7,796
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)
	Three month period		Six month period
	ended September 30,		ended September 30,
	2004	2003	2004	2003

Revenues	$3,571	$3,988	$11,747	$14,729
Cost of sales	2,175	2,971	7,261	10,566
Gross profit	1,396	1,017	4,486	4,163

Operating expenses:
Selling and marketing	330	312	1,025	1,330
General and administrative	600	907	2,109	2,804
Reorganization cost	--	--	--	350
Depreciation and amortization	181	213	551	668
Total operating expenses	1,111	1,432	3,685	5,152

Operating income (loss)	285	(415)	801	(989)

Other income (expense):
Interest expense	(90)	(182)	(267)	(467)
Other income (expense)	105	8	105	(74)
Gain on sale of assets	1	--	77	--
Total other income (expense)	16	(174)	(85)	(541)

Income (loss) before income taxes	301	(589)	716	(1,530)

Income taxes	--	--	--	--

Net income (loss)	301	(589)	716	(1,530)

Preferred stock dividends	--	(219)	(228)	(648)

Available for common shareholders	$ 301	$ (808)	$ 488	$(2,178)
	======	=======	======	========

________________________

Net income (loss) per common share - basic	$ 0.01	$ (0.16)	$ 0.02	$ (0.42)
	=======	=========	=======	=========
Net income (loss) per common share - diluted	$ 0.01	$ (0.16)	$ 0.02	$ (0.42)
	=======	=========	=======	=========
Weighted average number of shares
outstanding - basic	25,517,594	5,166,320	20,011,605	5,165,353
	============	===========	===========	===========
Weighted average number of shares
outstanding - diluted	25,541,032	5,166,320	20,037,152	5,165,353
	===========	===========	===========	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period
	ended September 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$ 716	$(1,530)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	551	668
Allowance for doubtful accounts	90	90
Amortization of original issue discount	--	90
Gain on sale of assets	(77)	--
Changes in assets and liabilities:
Trade accounts receivable	(311)	(826)
Inventories	301	942
Prepaid expenses and other current assets	(337)	(83)
Other assets	11	(263)
Accounts payable and accrued expenses	(505)	320
Cash provided (used) by operating activities	439	(592)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	111	--
Additions to patents	(2)	(14)
Additions to property, plant and equipment	(237)	(212)
Cash used by investing activities	(128)	(226)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	45	2
Repayment of short-term debt - net	(568)	(316)
Proceeds from long-term debt	--	1,538
Repayment of long-term debt	(184)	(501)
Cash (used) provided by financing activities	(707)	723

Decrease in cash and cash equivalents	(396)	(95)
Cash and cash equivalents at beginning of period	656	545
Cash and cash equivalents at end of period	$ 260	$ 450
	======	=======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 267	$ 377

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ 445	$ 648

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2003. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 2004, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2004 and December 31, 2003.

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

During the nine month period ended September 30, 2004 and 2003, no customer accounted for 10% or more of the Company's revenues.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, including internally manufactured equipment. The cost to complete equipment that is under construction is not considered to be material to the Company's financial position. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases. Costs of maintenance and repairs are charged to expense when incurred.

Due to the specialized nature of the Company's business, it is possible that the Company's estimates of equipment useful life periods may change in the future.

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectibility. In addition, each sale is based on an arrangement with the customer and the sales price to the buyer is fixed. License fees are recognized during the period of the license based on the respective performance measurements associated with the license. Royalty revenues are recognized when earned. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges shipping fees such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Nine month period ended September 30,	2004	2003
(in thousands)
Refrigerant and reclamation sales	$ 8,657	$12,300
RefrigerantSide® Services	3,090	2,429
Total	$11,747	$14,729
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for the prior period losses. The tax benefit associated with the Company's net operating loss carry forwards is recognized to the extent that the Company recognized net income.

Income (loss) per common and equivalent shares

Income (loss) per common share, Basic, is calculated based on the net income (loss) for the period plus dividends on the outstanding Series A Preferred Stock, $228,000 and $648,000 for the nine month period ended September 30, 2004 and 2003, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants or conversion of Preferred Stock) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share.

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

Nine month period ended September 30,	2004	2003
Pro forma results
(In thousands, except per share amounts)
Net income (loss) available for common shareholders:
As reported	$ 488	$ (2,178)
Total stock based employee compensation
expense determined under fair value based
method	204	221
Pro forma	$ 284	$ (2,399)
	=======	========
Income (loss) per common share-basic and diluted:
As reported	$ 0.02	$ (0.42)
	=======	========
Pro forma	$ 0.01	$ (0.46)
	=======	========

Note 2 - Other expenses

For the nine months ended September 30, 2004, other expense of $85,000 consisted of interest expense of approximately $267,000 offset by a gain on sale of assets and proceeds from an insurance settlement included as other income. For the nine month period ended September 30, 2003, other expense of $541,000 consisted of interest expense of approximately $467,000 and finance charges associated with the Company's prior credit facility of $99,000 offset by sub-lease income of $25,000.

Note 3 - Stockholders' equity

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. As a result of the conversion, the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock.

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

During 1999 and 2001, the Company completed sales of its Series A Preferred Stock. The net proceeds of these sales were used to expand the Company's service offering through a network of service depots and to provide working capital. Management believes that its RefrigerantSide® Services represent the Company's long term growth potential. However, during 2002 and portions of 2003 the Company had not been successful in growing its RefrigerantSide® Services revenue. As part of the Company's goal to grow its RefrigerantSide® Services business, in 2002, the Company commenced a restructuring of its sales and marketing efforts culminating in the reorganization of the Company in May 2003. As a result of the reorganization, the Company has determined to focus its future sales and marketing efforts on vertical markets; rather than geographic markets that had been the focus associated with its network of service depots. In pursuing its vertical strategy, the Company expects to focus its RefrigerantSide® Services on specific industries, including petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to create strategic alliances with companies that will allow it to co-locate its equipment and to utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, as a result of the Company's new marketing strategy, the Company closed five of its service depots during 2003. The territories previously served by the closed depots are now served by the Company's remaining service depots. The Company is beginning to develop this new sales and marketing strategy and in the near term may incur additional expenses and losses related to the development of its RefrigerantSide® Services. During the nine months ended September 30, 2004 the Company's revenues from its RefrigerantSide® Services was $3,090,000 compared to $2,429,000 for the comparable 2003 period.

Sales of refrigerants continue to represent a majority of the Company's revenues. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. In addition, the Company expects that the demand for CFC based refrigerants will continue to decrease as equipment that utilizes other chemical based refrigerants replaces those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. To the extent that the Company is unable to source CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected. In addition, to the extent that the Company is unable to source replacements to the CFC based refrigerants, the Company's financial condition and results of operations would be materially adversely affected.

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

Results of Operations

Three month period ended September 30, 2004 as compared to three month period ended September 30, 2003

Revenues for the three month period ended September 30, 2004 were $3,571,000, a decrease of $417,000 or 10% from the $3,988,000 reported during the comparable 2003 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues partially offset by an increase in RefrigerantSide® Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound and volume of CFC based refrigerants sold to the automotive aftermarket and to a lesser extent a reduction in the volume of other CFC based refrigerants sold. The Company believes that the decline in automotive refrigerants and the decline in volume of other CFC based refrigerants is due to a reduction in the number of refrigeration systems that use CFC based refrigerants. The increase in RefrigerantSide® Services was primarily attributed to an increase in the revenue per job sold, which is a consequence of the reorganization of the Company's sales and marketing efforts.

Cost of sales for the three month period ended September 30, 2004 was $2,175,000, a decrease of $796,000 or 27% from the $2,971,000 reported during the comparable 2003 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold, which is directly related to the reduction in refrigerant revenues described above, and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services due to fewer employees supporting RefrigerantSide® Services. As a percentage of sales, cost of sales were 61% of revenues for 2004, a decrease from the 74% reported for the comparable 2003 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold.

Operating expenses for the three month period ended September 30, 2004 were $1,111,000, a decrease of $321,000 or 22% from the $1,432,000 reported during the comparable 2003 period. The decrease was primarily attributable to a reduction in general and administrative costs due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 and a reduction in depreciation and amortization costs.

Other income (expense) for the three month period ended September 30, 2004 was $16,000, compared to the $(174,000) reported during the comparable 2003 period. Other income (expense) for the 2004 period includes interest expense of $90,000 offset by a gain on sale of assets of $1,000 and other income of $105,000. Other income (expense) for the 2003 period includes interest expense of $182,000 offset by sub-lease income of $8,000. The decrease in interest expense in the 2004 period when compared to the 2003 period is primarily attributed to a reduction in outstanding indebtedness.

No income taxes for the three month period ended September 30, 2004 and 2003 were recognized. During the 2004 period no income taxes were recognized on the $301,000 of income before taxes due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company recognizes net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the three month period ended September 30, 2004 was $301,000, an increase of $890,000 from the $589,000 net loss reported during the comparable 2003 period. The increase in net income was primarily attributable to an increase in the gross profit on the Company's revenues and a decrease in general and administrative expenses due to the reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003.

Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

Revenues for the nine months ended September 30, 2004 were $11,747,000, a decrease of $2,982,000 or 20% from the $14,729,000 reported during the comparable 2003 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues offset by an increase in RefrigerantSide® Services revenues. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound and volume of CFC based refrigerants sold to the automotive aftermarket and to a lesser extent a reduction in the volume of other CFC based refrigerants sold. The Company believes that the decline in automotive refrigerants and the decline in volume of other CFC based refrigerants is due to a reduction in the number of refrigeration systems that use CFC based refrigerants. The increase in RefrigerantSide® Services was primarily attributable to an increase in the revenue per job sold, which is a consequence of the reorganization of the Company's sales and marketing efforts.

Cost of sales for the nine months ended September 30, 2004 was $7,261,000, a decrease of $3,305,000 or 31% from the $10,566,000 reported during the comparable 2003 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold, which is directly related to the reduction in refrigerant revenues described above, and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services. As a percentage of sales, cost of sales were 62% of revenues for 2004, a decrease from the 72% reported for the comparable 2003 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services.

Operating expenses for the nine months ended September 30, 2004 were $3,685,000 a decrease of $1,467,000 or 28% from the $5,152,000 reported during the comparable 2003 period. The decrease was primarily attributable to a reduction in selling, general and administrative and reorganization costs due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 and a reduction in depreciation and amortization costs.

Other income (expense) for the nine months ended September 30, 2004 was ($85,000), compared to the ($541,000) reported during the comparable 2003 period. Other income (expense) includes interest expense of $267,000 and $467,000 for the comparable nine month periods ended September 30, 2004 and 2003, respectively. The decrease in interest expense is primarily attributed to a reduction in outstanding indebtedness. During the 2004 period interest expense was offset by a $77,000 gain on sale of assets and other income of $105,000. Other income (expense) of ($74,000) during the 2003 period consisted of finance charges on the prior credit facility of $99,000 offset by sub-lease income of $25,000.

No income taxes for the nine months ended September 30, 2004 and 2003 were recognized. During the 2004 period no income taxes were recognized on the income before taxes of $716,000 due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company recognizes net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the nine months ended September 30, 2004 was $716,000 an increase of $2,246,000 from the $1,530,000 net loss reported during the comparable 2003 period. The increase in net income was primarily attributable to an increase in gross profits on the Company's revenues and a decrease in selling, general and administrative and reorganization expenses due to the reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003.

Liquidity and Capital Resources

At September 30, 2004, the Company had a working capital, which represents current assets less current liabilities, of approximately $1,694,000, an increase of $1,038,000 from the working capital of $656,000 at December 31, 2003. The increase in working capital is primarily attributable to the net income recognized during the nine month period ended September 30, 2004 and proceeds from the issuance of Common Stock.

Principal components of current assets are inventory and trade receivables. At September 30, 2004, the Company had inventories of $2,286,000, a decrease of $301,000, or 12% from the $2,587,000 at December 31, 2003. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants that are no longer being manufactured (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At September 30, 2004, the Company had trade receivables, net of allowance for doubtful accounts, of $2,175,000, an increase of $221,000 or 11% from the $1,954,000 at December 31, 2003. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings. In recent years, the Company has not financed its working capital requirements through cash flows from operations but rather from issuances of equity securities and bank borrowings. During 2003, the Company completed several initiatives to lower its overall operating cost resulting in the elimination of approximately $2,000,000 in annual expenses. The full impact of these cost reductions has been recognized through the second quarter of 2004.

Net cash provided by operating activities for the nine month period ended September 30, 2004, was $439,000 compared with net cash used by operating activities of $592,000 for the comparable 2003 period. Net cash provided by operating activities for the 2004 period was primarily attributable to the net income for the period and a reduction in inventories offset by an increase in trade receivables and accounts payable and accrued expenses.

Net cash used by investing activities for the nine month period ended September 30, 2004, was $128,000 compared with net cash used by investing activities of $226,000 for the prior comparable 2003 period. The net cash used by investing activities for the 2004 period was due to equipment additions primarily associated with the Company's alliance agreement with the BOC Group.

Net cash used by financing activities for the nine month period ended September 30, 2004, was $707,000 compared with net cash provided by financing activities of $723,000 for the comparable 2003 period. The net cash used by financing activities for the 2004 period primarily consisted of $45,000 net proceeds received by the Company from the sale of Common Stock offset by repayment of short-term debt of $568,000, and the repayment of long-term debt of $184,000.

At September 30, 2004, the Company had cash and cash equivalents of $260,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility and with the alliance with the BOC Group. The Company estimates that total capital expenditures during 2004 may range from approximately $350,000 to $450,000 and as of September 30, 2004, the Company has expended $237,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 6.75% at September 30, 2004. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2004, Hudson had in the aggregate $997,000 of borrowings outstanding under the Keltic revolving line of credit and $1,635,000 available for borrowing under the revolving line of credit. In addition, the Company had $300,000 of borrowings outstanding under its term loan with Keltic.

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

Prior to March 31, 2004, the Company paid dividends, in arrears, on the Series A Preferred Stock, semi-annually, either in cash or additional shares, at the Company's option. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment represents the final dividend payment on the outstanding Series A Preferred Stock.

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. As a result of the conversion, the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock.

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

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin and reclaimable refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. To the extent that the Company is unable to obtain sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

During the nine month period ended September 30, 2004 and 2003, no customer accounted for 10% or more of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in additional losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales and is continuing to assess its seasonal trend.

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2004. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In September 1998, United Water of New York, Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of alleged contamination of certain of United's wells which are in close proximity to the Company's Hillburn, New York facility.

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

In September 2000, the Rockland County Supreme Court approved a settlement of the Rockland County action commenced by United. Under the settlement, the Company paid to United the sum of $1,000,000 and had been making additional monthly payments in the amount of $5,000. The final monthly payment was made by the Company in February 2004, satisfying all remaining obligations of the Company to United under the settlement. The Company carries $1,000,000 environmental impairment insurance per occurrence and in connection with the settlement, exhausted all insurance proceeds available for that occurrence under all applicable policies.

In September 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field, whereby, the Company agreed to continue operating the remediation system it installed at its Hillburn facility in May 1999, until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company installed one additional monitoring well and modified the Company's existing remediation system to incorporate a second recovery well. The Company is continuing to operate the remediation system pursuant to that Order on Consent.

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United, together with the reduced levels of contamination present in United's wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing the Hillburn facility on the NPL. The EPA also advised the Company that it will not at this time withdraw the proposal of the Hillburn facility on the NPL.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is in the closest proximity to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village was below 1 ppb. In October 2002, the Village advised the Company that it intends to proceed with plans to protect its wells and would look to the Company to reimburse the Village for any costs it may incur. In September 2004, the Village advised that it intends to continue performing additional sampling of its wells at a cost of approximately $5,000 per year, and has requested that the Company reimburse the Village for the costs for such sampling. To date, no other detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs. The Company has reimbursed the Village for approximately $12,000 of costs incurred to date for additional sampling by the Village of its wells and for minor preparatory work in connection with the Village's plan for protecting its wells.

In February 2003, the Company agreed to extend the statute of limitations applicable to any claims that may be available to Ramapo Land Company ("Ramapo"), the lessor of the Company's Hillburn facility, arising out of the April 1, 1999 incident for an additional two years. Between April 2004 and September 2004, Ramapo advised the Company that it had incurred approximately $80,000 in legal and consulting fees relating to the April 1, 1999 incident and has requested reimbursement from the Company for these costs and for future costs that may be incurred in this regard. In September 2004, Ramapo advised the Company that the value of the real property upon which the Hillburn facility is situated has been diminished in value by an unspecified amount as a result of the April 1, 1999 incident. There can be no assurance that a claim asserted by Ramapo for diminishment of the value of the Hillburn facility, and for legal and environmental costs incurred, will not have a material adverse effect on the Company's financial condition or results of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, the Company granted options to purchase an aggregate of 109,375 shares of Common Stock to employees pursuant to its Stock Option Plans. With respect to these option grants the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and /or Section 2(a) (3) of the Act.

Item 4 - Submission of Matters to a Vote of Security Holders

On September 10, 2004 the Company held an Annual Meeting of Shareholders at which the Company's security holders voted for: (a) the election of four directors whose class was set to expire in 2004 (Messrs. Dominic J. Monetta, Harry C. Schell, Robert M. Zech and Kevin J. Zugibe) to serve until the Annual Meeting of Shareholders of the Company to be held in 2006 and (b) a proposal to approve the Company's 2004 Stock Incentive Plan. In addition to the foregoing individuals, Messrs. Vincent P. Abbatecola, Robert L. Burr and Otto C. Morch, directors of the Company whose terms expire in 2005, continued to serve as directors of the Company after the Annual Meeting of Shareholders. The results of the vote were as follows:

(a) Election of Directors

Director	Votes Cast "For"	Votes Withheld

Dominic J. Monetta	24,167,187	421,660
Harry C. Schell	24,160,787	428,060
Robert M. Zech	24,146,687	442,160
Kevin J. Zugibe	24,286,902	302,945

(b) Approval of 2004 Stock Incentive Plan

Votes Cast "For"	Votes Cast "Against"	Votes "Abstaining"

21,500,150	724,029	52,715

In addition, there were 2,311,953 shares that were not voted on this proposal.

Item 5 - Other Information

(a). On September 17, 2004, the Company granted options to purchase: (i) 18,750 shares of its Common Stock to Kevin J. Zugibe, its Chief Executive Officer, (ii) 12,500 shares of its Common Stock to Brian F. Coleman, its President, (iii) 9,375 shares of its Common Stock to Charles F. Harkins, its Vice President of Sales and Operations, (iv) 6,250 shares of its Common Stock to Stephen P. Mandracchia, its Vice President and (v) 6,250 shares of its Common Stock to James R. Buscemi, its Chief Financial Officer. All such options were issued at an exercise price of $.83 and vest in eight equal quarterly installments over a two year period with the first installment vesting on October 1, 2004 and expire on September 17, 2014, subject to earlier termination in certain circumstances

Item 6 - Exhibits

The following exhibits are attached to this report:

Exhibit Number
10.1 Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Kevin J. Zugibe.

10.2 Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Brian F. Coleman.

10.3 Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Stephen P. Mandracchia.

10.4 Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Charles F. Harkins.

10.5 Incentive Stock Option Agreement made as of September 17, 2004 between the Company and James R. Buscemi.

10.6 Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance.

10.7 Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with options vesting in equal quarterly installments over two year period.

10.8 Form of Non-Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance.

10.9 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy
Statement on Schedule 14A filed with the Securities and Exchange Commission on August 18, 2004).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 5, 2004
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 5, 2004
	James R. Buscemi	Date
Chief Financial Officer