Form 10KSB
period 2004-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2005-03-09
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

_____________________

(Name of small business issuer as specified in its charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-3641539 (I.R.S. Employer Identification No.)

275 North Middletown Road
Pearl River, New York (Address of Principal Executive Offices)	10965 (Zip Code)

Issuer's telephone number	(845) 735-6000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2004 were $14,613,000

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 4, 2005 was approximately $5,252,000. As of March 4, 2005, there were 25,517,594 shares of the Issuer's Common Stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Index

Part I

Item 1. Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) refrigerant management services consisting primarily of reclamation of refrigerants. The Company operates through its wholly owned subsidiary Hudson Technologies Company.

The Company's executive offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use, in the United States, of refrigerants containing chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs "), the most commonly used refrigerants, are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs and damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act further requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems. In addition, the Act prohibited production of CFC refrigerants effective January 1, 1996 and limits the production of HCFC refrigerants, which production is scheduled to be phased out by the year 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems regardless of the refrigerant being used and for the responsible management of its refrigerant.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to retain refrigerants, thereby protecting the environment from ozone depletion. Today these offerings represent most of the Company's revenues. During the last five years the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, compliment the Company's refrigerant sales and refrigerant reclamation and management services. In addition, the Company has developed Performance Optimization services that identify inefficiencies in the operation of energy systems and assists companies to improve the efficiency of their systems and save energy. The Company believes that its RefrigerantSide® Services and Performance Optimization services represent the Company's long term growth potential. Each of the Company's products and services are more fully described below.

RefrigerantSide® Services

The Company provides services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including its patented Zugibeast® system. Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by process patents.

In addition to the rectification services previously described, the Company also provides predictive and diagnostic services for its customers. These diagnostic services are primarily laboratory services called Chiller Chemistry TM, or Performance Evaluation service which evaluates inefficiencies of an operating refrigeration system.

Performance Optimization Services

In 2003, the Company was awarded an United States patent for its Performance Optimization System, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. Hudson's Performance Optimization services are able to identify specific inefficiencies in the operation of energy systems and, when used in concert with Hudson's RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. The Company's services help its customers identify energy-efficient solutions that provide cost savings while protecting the environment, thereby allowing the Company to become an Energy Star ® Service and Product Provider Partner.

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin, non CFC based, refrigerants are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. Most of the Company's refrigerant sales are reclaimed CFC based refrigerants, which are no longer manufactured. The Company regularly purchases used or contaminated refrigerants, most of which are CFC based, from many different sources, which refrigerants are then reclaimed, using the Company's high volume proprietary reclamation equipment, and resold by the Company.

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

Strategic Alliances

In January 1997, the Company entered into an agreement with E.I. DuPont de Nemours and Company ("DuPont"), pursuant to which the Company provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's Authorized Distributor Network. The agreement expires February 28, 2006 and is subject to earlier termination, as defined in the agreement, by either party.

The Company recently reorganized its RefrigerantSide® Services business to focus its sales and marketing efforts on customers who the Company believes most readily appreciate and understand the value that is provided by the Company's RefrigerantSide® Service offering; rather than the mass market approach that had been used in the past to promote the Company's network of RefrigerantSide® Service depots. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States as well as to expand its presence outside the United States, the Company has created a strategic alliance with the BOC Group PLC ("BOC Group") and intends to pursue the creation of additional strategic alliances with companies that service larger customers in targeted industries, which would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services.

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. In furtherance of the Company's efforts to expand its presence outside the United States, in June 2003 the Company entered into an exclusive global technology and marketing agreement with BOC Group, a worldwide industrial gases, vacuum technologies and distribution services company that serves two million customers in more than 50 countries. Under the agreement, the Company has licensed its RefrigerantSide® Services technology to BOC Group, and the Company has agreed to enter into separate supplemental agreements with certain BOC Group affiliate companies, pursuant to which the Company will license its RefrigerantSide® Services technology and the use of its related proprietary equipment to each BOC Group affiliate in return for a license fee payable to the Company by the BOC Group affiliate in annual installments during the course of that supplemental agreement and royalty payments to the Company based on revenues derived by the BOC Group affiliate from the performance of RefrigerantSide® Services licensed from the Company. The arrangement is specifically aimed at marketing and developing the Company's RefrigerantSide® and other performance optimization services in over 20 countries outside the United States. Currently, the Company has executed two separate supplemental agreements with BOC Group affiliates covering the United Kingdom and the Republic of South Africa. The agreement with the BOC Group is, and each supplemental agreement with a BOC Group affiliate will be, for an initial term of seven years and may be further extended for an initial period of three years and thereafter on an open-ended basis unless earlier terminated by either party upon six months' prior written notice.

Suppliers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin, non CFC based, and reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. In addition, the Company's suppliers of R-134a, a non CFC based refrigerant, have notified the Company that the supply of this product will be limited to an annual allocation for 2005.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2004 and 2003, no customer accounted for 10% of the Company's revenues.

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

Hudson's RefrigerantSide® Services provide new and innovative solutions to certain problems within the refrigeration industry and as such the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional methods of solving the industry's problems. The Company's marketing strategy is to educate the market place that its alternative solutions are available and that RefrigerantSide® Services are superior to traditional methods. The market acceptance for these services are subject to uncertainty.

Insurance

The Company carries insurance coverage that it considers sufficient to protect the Company's assets and operations. The Company currently maintains general commercial liability insurance and excess liability coverage for claims up to $7,000,000 per occurrence and $8,000,000 in the aggregate. The Company attempts to operate in a professional and prudent manner and to reduce potential liability risks through specific risk management efforts, including ongoing employee training.

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by the Air Conditioning and Refrigeration Institute ("ARI") prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with ARI standards.

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied for or obtained such certification.

The Company is also subject to regulations adopted by the United States Department of Transportation which classify most refrigerants handled by the Company as hazardous materials or substances and impose requirements for handling, packaging, labeling and transporting refrigerants and which regulate the use and operation of the Company's commercial motor vehicles used in the Company's business.

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

The Company believes that it is in compliance with all material regulations relating to its material business operations.

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratory to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs four persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

The Company has 59 full and 5 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds an United States patent, and holds eight foreign patents covering seventeen foreign countries and patent applications pending in two other foreign countries, relating to the high-speed equipment, components and process to reclaim refrigerants, and a registered trademark for its "Zugibeast®". The United States patent expires in January 2012 and the foreign patents will expire between May 2014 and December 2014. The Company also holds several patents related to certain RefrigerantSide® Services developed by the Company as well as for certain processes to measure and improve the efficiency of refrigeration systems. These patents will expire between February 2017 and December 2020.

The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company's existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment or processes infringe, or are alleged to infringe, patents or other proprietary rights of others, the Company may be required to modify the design of its equipment or processes, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

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

The Company's capital requirements have been and may be significant in the future. In the future, the Company may incur additional expenses in the development and implementation of its operations. As a result, the Company may be required to seek additional equity or debt financing in order to develop its RefrigerantSide® Services business and other businesses. The Company has no current arrangements with respect to, or sources of, additional financing, which if available, may not be on acceptable terms. The Company's inability to obtain additional capital financing, if and when needed, could materially adversely affect its business and future financial condition and could require the Company to curtail or otherwise cease its existing operations.

The nature of the Company's business exposes it to potential liability.

The refrigerant recovery and reclamation industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or nonhazardous substances or materials. The Company may be strictly liable for damages, which could be substantial, regardless of whether the Company exercised due care and complied with all relevant laws and regulations. The Company's current insurance coverage may not be sufficient to cover potential claims, and adequate levels of insurance coverage may not be available in the future at a reasonable cost. A partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

The Company's business and financial condition is substantially dependent on the sale and continued environmental regulation of refrigerants some of which are in limited supply.

Refrigerant sales continue to represent a significant portion of the Company's revenues. Most of the Company's refrigerant sales are CFC based refrigerants which are no longer manufactured. The Company's inability to source CFC based refrigerants for resale would have a material adverse effect on the Company's financial condition and result of operations. Moreover, the Company's business and prospects are largely dependent upon continued regulation of the use and disposition of refrigerants. Changes in government regulations relating to the emission of refrigerants into the atmosphere could have a material adverse effect on the Company. Failure by government authorities to otherwise continue to enforce existing regulations or significant relaxation of regulatory requirements could also adversely affect demand for the Company's services and products.

The Company's business is subject to significant regulatory compliance burdens.

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the United States Occupational Safety and Health Administration and the United States Department of Transportation. Although the Company believes that it is in substantial compliance with all material regulations relating to its material business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerant could require the Company to continually alter its methods of operation and/or discontinue the sale of certain of its products resulting in costs to the Company that could be substantial. The Company may not be able, for financial or other reasons, to comply with applicable laws, regulations and permitting requirements, particularly as it seeks to enter into new geographic markets. The Company's failure to comply with applicable laws, rules or regulations or permitting requirements could subject it to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact its operations and future financial condition.

As a result of competition, and the strength of some of its competitors in the market, the Company may not be able to compete effectively.

The markets for the Company's services and products are highly competitive. The Company competes with numerous regional and national companies which provide refrigerant recovery and reclamation services, as well as companies which market and deal in reclaimed and alternative refrigerants, including certain of its suppliers, some of which possess greater financial, marketing, personnel and other resources than the Company. The Company also competes with numerous manufacturers of refrigerant recovery and reclamation equipment. Certain of these competitors have established reputations for success in the service of air conditioning and refrigeration systems. The Company may not be able to compete successfully, particularly as it seeks to enter into new markets.

A number of factors negatively impact the price and/or availability of used refrigerants which would, in turn, adversely affect the Company's business and financial condition.

The Company's business is substantially dependent on the availability of used refrigerants in large quantities and the corresponding demand for reclaimed refrigerants, which may be affected by several factors, including limitations on commercial production and use imposed by government regulation, the introduction and commercial use of new refrigerants and air conditioning and refrigeration equipment, price competition resulting from additional market entrants and changes in government regulation on the use of refrigerants. Although the Company believes that sufficient quantities of used domestic refrigerants will continue to be available to it at a reasonable cost for the foreseeable future, the Company does not maintain agreements with any of its suppliers to obtain refrigerants. Sufficient amounts of used refrigerants may not be available to the Company in the future, or may not be available on commercially reasonable terms. Additionally, the Company may be subject to price fluctuations, periodic delays or shortages of used refrigerant, or decreases in the current levels of demand for reclaimed refrigerants. The Company's failure to recover and reclaim refrigerants for customers, or to otherwise obtain, reclaim and resell sufficient quantities of refrigerants would have a material adverse effect on its future operating margins and results of operations.

The loss of key management personnel would adversely impact the Company's business.

The Company's success is largely dependent upon the efforts of its Chief Executive Officer and Chairman, the loss of his services would have a material adverse effect on the Company's business and prospects.

The Company has the ability to designate and issue preferred stock which may have rights, preferences and privileges greater than the Company's Common Stock and which could impede a subsequent change in control of Hudson.

The Company's Certificate of Incorporation authorizes its Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of holders of any additional preferred stock that may be issued in the future. The Company's ability to issue preferred stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of its voting stock, thereby delaying, deferring or preventing a change in control of Hudson.

If the Company's Common Stock were delisted from NASDAQ it would be subject to "penny stock" rules which could negatively impact its liquidity and the Company's stockholders' ability to sell their shares.

The Company's Common Stock is currently listed on NASDAQ SmallCap Market. The Company must comply with numerous NASDAQ MarketPlace rules in order to continue the listing of its Common Stock on NASDAQ. There can be no assurance that the Company can continue to meet the rules required to maintain the NASDAQ listing of the Company's Common Stock. If the Company is unable to maintain its listing on NASDAQ, the market liquidity of the Company's Common Stock may be severely limited.

The Fleming US Discovery Fund III, L.P. and the Fleming US Discovery Offshore Fund III, L.P. effectively control the affairs of the Company.

Currently, the Fleming US Discovery Fund III, L.P. and the Fleming US Discovery Offshore Fund III, L.P. ("Fleming Funds") collectively own approximately 75% of the Company's outstanding Common Stock. Accordingly, the Flemings Funds are in a position to significantly effect, and potentially fully control the Company and the election of its directors, and generally direct the Company's affairs. There is no provision for cumulative voting for directors.

Item 2. Description of Property

The Company's Baton Rouge, Louisiana depot facility is located in a 3,800 square foot building leased from an unaffiliated third party at an annual rental of $21,000 pursuant to an agreement expiring in July 2005.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building leased from an unaffiliated third party at an annual rental of $135,000 pursuant to an agreement expiring in November 2007.

The Company's Charlotte, North Carolina facility is located in a 8,500 square foot building leased from an unaffiliated third party at an annual rental of $57,000 pursuant to an agreement expiring in November 2009.

The Company's Fremont, New Hampshire telemarketing facility is located in a 2,100 square foot building leased from an unaffiliated third party at an annual rental of $13,000 pursuant to an agreement expiring in June 2006.

The Company's Hillburn, New York facility is located in a 21,000 square foot building leased from an unaffiliated third party pursuant to a month to month rental agreement at a monthly rental of $13,700.

The Company's headquarters are located in a 3,625 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $67,000 pursuant to an agreement expiring in December 2007.

The Company's Seattle, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party pursuant to a month to month rental agreement at a monthly rental of $2,000.

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

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility of approximately 7,800 lbs. of R-11 refrigerant, as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

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

In September 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field, whereby the Company agreed to operate the remediation system and perform monthly testing at its Hillburn facility, until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company installed one additional monitoring well and modified the Company's existing remediation system to incorporate a second recovery well. The Company is continuing to operate the remediation system pursuant to that Order on Consent and as of December 31, 2004, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2006. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and as such, costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Company's Hillburn facility was nominated by the EPA for listing on the National Priorities List ("NPL"), pursuant to CERCLA. The Company believes that the agreements reached with the DEC and United, together with the reduced levels of contamination present in United's wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing the Hillburn facility on the NPL and that the EPA will not withdraw the proposal of the Hillburn facility on the NPL.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is in the closest proximity to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village fell below 1 ppb. In October 2002, the Village advised the Company that it intends to proceed with plans to protect its wells and would look to the Company to reimburse the Village for any costs it may incur. In September 2004, the Village advised that it intends to continue performing additional sampling of its wells at a cost of approximately $5,000 per year, and has requested that the Company reimburse the Village for the costs for such sampling. To date, no other detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs.

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

During the year ended December 31, 2004, the Company incurred $202,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the R-11 will not spread beyond the United's well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the NASDAQ SmallCap Market. There can be no assurance that, in the future, the Company will be able to meet the requirements necessary for continued listing of its Common Stock on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common Stock as reported by NASDAQ.

	High	Low
2003
• First Quarter	$ 1.82	$ 1.20
• Second Quarter	$ 2.72	$ 0.97
• Third Quarter	$ 2.00	$ 1.00
• Fourth Quarter	$ 1.48	$ 0.51

2004
• First Quarter	$ 1.60	$ 1.07
• Second Quarter	$ 1.22	$ 0.80
• Third Quarter	$ 1.21	$ 0.70
• Fourth Quarter	$ 1.24	$ 0.72

The number of record holders of the Company's Common Stock was approximately 250 as of March 4, 2005. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

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

See Item 10 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgements, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgements and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventories and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimated liabilities could differ from the original estimates.

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

Management believes that its RefrigerantSide® Services represent the Company's long term growth potential. As part of the Company's goal to grow its RefrigerantSide® Services business, in 2002 the Company commenced a restructuring of its sales and marketing efforts culminating in the reorganization of the Company in May 2003. As a result of the reorganization, the Company has determined to focus its sales and marketing efforts on customers who the Company believes most readily appreciate and understand the value that is provided by the Company's RefrigerantSide® Services offering; rather than the mass market approach that had been used in the past to promote the Company's network of service depots. In pursuing its new sales and marketing strategy, the Company expects to focus its RefrigerantSide® Services on customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States as well as to expand its presence outside the United States, the Company has created a strategic alliance with BOC Group and intends to pursue the creation of additional strategic alliances with companies that service larger customers in targeted industries, which would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services.

As a result of the Company's new marketing strategy, the Company closed five of its service depots during 2003. The territories previously served by the closed depots are now served by the Company's remaining service depots. The Company is continuing to develop this new sales and marketing strategy and may incur additional expenses in the development of its RefrigerantSide® Services.

Sales of refrigerants continue to represent a majority of the Company's revenues. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. In addition, the Company expects that the demand for CFC based refrigerants will continue to decrease as equipment that utilize other chemical based refrigerants replace those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. To the extent that the Company is unable to source CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected. In addition, to the extent that the Company is unable to source replacements to the CFC based refrigerants, the Company's financial condition and results of operations would be materially adversely affected.

The Company believes that, for the foreseeable future, there will be a trend in the refrigeration industry towards lower sales prices, volumes and gross profit margins on refrigerant sales, which may result in an adverse effect on the Company's operating results. In addition, to the extent that the Company is unable to obtain refrigerants on commercially reasonable terms, or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing, and loss of revenues, which could have a material adverse effect on its operating results.

Results of Operations

Year ended December 31, 2004 as compared to the year ended December 31, 2003

Revenues for 2004 were $14,613,000, a decrease of $3,350,000 or 19% from the $17,963,000 reported during the comparable 2003 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $4,469,000 offset by an increase in RefrigerantSide® Services revenues of $1,119,000. The decrease in refrigerant revenues is related to a reduction in the sales prices per pound and volume of CFC based refrigerants sold to the automotive aftermarket and to a lesser extent a reduction in the volume of other CFC based refrigerants sold. The Company believes that the decline in automotive refrigerants and the decline in volume of other CFC based refrigerants is due to a reduction in the number of systems that use CFC based refrigerants and expects this trend to continue in the future. The increase in RefrigerantSide® Services was primarily attributable to an increase in the revenue per job sold, which is a consequence of the reorganization of the Company's sales and marketing efforts.

Cost of sales for 2004 was $9,007,000, a decrease of $4,044,000 or 31% from the $13,051,000 reported during the comparable 2003 period. The decrease in cost of sales was primarily due to a reduction in materials cost of refrigerants sold of $3,239,000, which is directly related to the reduction in refrigerant revenues described above and corresponding reduction in freight costs of $230,000, and to a lesser extent a reduction in facilities and payroll costs associated with the Company's RefrigerantSide® Services of $310,000. As a percentage of sales, cost of sales was 62% of revenues for 2004, a decrease from the 73% reported for the comparable 2003 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to a reduction in material costs of refrigerants sold and to a lesser extent a reduction in payroll associated with the Company's RefrigerantSide® Services.

Operating expenses for 2004 were $5,204,000 a decrease of $1,241,000 or 19% from the $6,445,000 reported during the comparable 2003 period. The decrease was primarily attributable to a reduction in selling, general and administrative of $743,000 and reorganization costs of $350,000 due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 and a reduction in depreciation and amortization costs of $148,000.

Other income (expense) for 2004 was ($138,000), compared to the ($899,000) reported during the comparable 2003 period. Other income (expense) includes interest expense of $341,000 and $934,000 for the comparable 2004 and 2003 periods, respectively. The decrease in interest expense is primarily attributed to a reduction in outstanding indebtedness. During the 2004 period, interest expense was offset by insurance proceeds of $105,000 and gain on sale of assets of $98,000. During the 2003 period, interest expense was offset by sub-lease income of $24,000 and gain on sale of assets of $11,000.

No income taxes for the years ended December 31, 2004 and 2003 were recognized. During the 2004 period no income taxes were recognized on the income before taxes of $264,000 due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for 2004 was $264,000 an increase of $2,696,000 from the ($2,432,000) net loss reported during the comparable 2003 period. The increase in net income was primarily attributable to an increase in gross profits on the Company's revenues and a decrease in selling, general and administrative and reorganization expenses due to the reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003.

Liquidity and Capital Resources

At December 31, 2004, the Company had working capital, which represents current assets less current liabilities, of approximately $1,306,000, an increase of $650,000 from the working capital of $656,000 at December 31, 2003. The increase in working capital is primarily attributable to the cash provided from operating activities of $856,000 offset by cash used by investing activities of $236,000 during the year ended December 31, 2004.

Principal components of current assets are inventory and trade receivables. At December 31, 2004, the Company had inventories of $2,661,000, an increase of $74,000, or 3% from the $2,587,000 at December 31, 2003. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source refrigerants, some of which are no longer being manufactured (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At December 31, 2004, the Company had trade receivables, net of allowance for doubtful accounts, of $1,739,000, a decrease of $215,000 or 11% from the $1,954,000 at December 31, 2003. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

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

Net cash provided by operating activities for the year ended December 31, 2004, was $856,000 compared with net cash used by operating activities of $768,000 for the comparable 2003 period. Net cash provided by operating activities for the 2004 period was primarily attributable to the net income for the period and a reduction in accounts receivable offset by an increase in inventories and a reduction in accounts payable and accrued expenses.

Net cash used by investing activities for the year ended December 31, 2004, was $236,000 compared with net cash used by investing activities of $519,000 for the prior comparable 2003 period. The net cash used by investing activities for the 2004 period was due to equipment additions primarily associated with the Company's alliance agreement with the BOC Group.

Net cash used by financing activities for the year ended December 31, 2004, was $661,000 compared with net cash provided by financing activities of $1,398,000 for the comparable 2003 period. The net cash used by financing activities for the 2004 period primarily consisted of repayment of short-term debt of $518,000, and the net repayment of long-term debt of $188,000 offset by $46,000 net proceeds received by the Company from the sale of Common Stock.

At December 31, 2004, the Company had cash and cash equivalents of $615,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its reclamation facility and the alliance with the BOC Group. The Company estimates that total capital expenditures during 2005 may range from approximately $500,000 to $700,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2004 and is more fully disclosed in the Notes to the Consolidated Financial Statements (see Notes 8 and 10 to the Notes to the Consolidated Financial Statements) (amounts in thousands of dollars).

	Year ended December 31,
	2005(2)	2006	2007	2008	2009	Total

Long and short term debt and capital lease	$1,157	$ 113	$ 114	$ 61	$ 5	$1,450
Obligations (1)
Operating leases (1)	474	285	267	62	59	1,147

Total contractual cash obligations (1)	$1,631	$ 398	$ 381	$ 123	$ 64	$2,597
	======	=====	=====	=====	====	======
_____________________

(1) The contractual cash obligations included in the table includes principal payments only. For the year ended December 31, 2004, the Company recognized interest expense in the amount of $341,000. The 2004 interest expense was based primarily on the interest rates in effect and the outstanding obligation balances. It would be expected that in future periods the Company would recognize interest expense on its obligations but such future interest expense is not readily calculable.

(2) Long and short term debt and capital lease obligations includes $1,047,000 outstanding under the revolving line of credit with Keltic. The Company expects that the revolving line of credit will continue to renew through the term of the credit facility, which expires on May 30, 2006.

On May 30, 2003, Hudson entered into a credit facility with Keltic which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan that expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 7.25% at December 31, 2004. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2004, Hudson had in the aggregate $1,047,000 of borrowings outstanding under the Keltic revolving line of credit and $1,402,000 available for borrowing under the revolving line of credit. In addition, the Company had $280,000 of borrowings outstanding under its term loan with Keltic.

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

On March 30, 1999 and February 16, 2001, the Company completed the sale of 65,000 and 30,000 shares, respectively, of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the March 30, 1999 and February 16, 2001 sales of the Series A Preferred Stock were $6,500,000 and $3,000,000, respectively.

Prior to March 31, 2004, the Company paid dividends, in arrears, on the Series A Preferred Stock, semi-annually, either in cash or additional shares, at the Company's option. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment was the final dividend payment on the outstanding Series A Preferred Stock.

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. As a result of the conversion, the holders of the Series A Preferred Stock received 16,397,468 shares of the Company's Common Stock.

During the first half of 2003, the Company consolidated certain of its facilities. Moreover, as the Company implements its sales and marketing strategy it may discontinue certain operations, eliminate depot and overhead costs and, in doing so, may incur future charges to exit certain operations.

The Company believes that it will be able to satisfy its working capital requirements for the immediate future from anticipated cash flow from operations and available funds under its credit facility with Keltic. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's depots and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurance that the Company's proposed or future plans will be successful, and as such, the Company may need to modify its plans or it may require additional capital sooner than anticipated, which capital may not be available.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin, non CFC based, and reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Most of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. In addition, the Company's suppliers of R-134a, a non CFC based refrigerant, have notified the Company that the supply of this product will be limited to an annual allocation for 2005. To the extent that the Company is unable to obtain sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

For the years ended December 31, 2004 and 2003, no customer accounted for 10% or more of the Company's revenues.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 151 ("SFAS 151"), which amends ARB No. 43 Chapter 4 which deals with the accounting for inventory pricing. The amendment provides greater clarity on costs that are to be included in the cost of inventory versus those costs which are considered period costs.

In December 2004, the FASB issued FASB statement No. 152 ("SFAS 152"). SFAS 152 addresses accounting for the sale of real estate and the cost associated with real estate projects.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions.

SFAS 151, 152 and 153 are effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of these accounting pronouncements will have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued a revision of FASB statement No. 123, ("Revised SFAS 123") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Revised SFAS 123 establishes fair value as the measurement objective in accounting for share-based payment arrangements. Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The revised SFAS No. 123 may have a material effect on the Company's results of operations but not on the Company's financial position.

Item 7. Financial Statements.

The financial statements appear in a separate section of this report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of the Company:
Name	Age	Position
Kevin J. Zugibe	41	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	43	President and Chief Operating Officer
James R. Buscemi	52	Chief Financial Officer
Charles F. Harkins, Jr.	43	Vice President Sales
Stephen P. Mandracchia	45	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	58	Director
Robert L. Burr	54	Director
Dominic J. Monetta	63	Director
Otto C. Morch	71	Director
Harry C. Schell	70	Director
Robert M. Zech	39	Director

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

James R. Buscemi has been Chief Financial Officer of the Company since December 2002 and served as Corporate Controller since coming to the Company in June 1998. Prior to joining the Company, Mr. Buscemi held various financial positions within Avnet, Inc, including Chief Financial Officer of Avnet's electric motors and component part subsidiary, Brownell Electro, Inc.

Charles F. Harkins, Jr. has been Vice President of Sales of the Company since December 2003. Mr. Harkins served as Vice President of Refrigerant Product Services ("RPS") from October 2000 to December 2003 and has served in a variety of capacities since joining the Company in 1992. Prior to joining the Company, Mr. Harkins served in the U.S. Army for 13 years attaining the rank of Staff Sergeant; he is a graduate of the U.S. Army Engineer School and the U.S. Army Chemical School.

Stephen P. Mandracchia has been Vice President Legal and Regulatory of the Company since August 2003 and has been Secretary of the Company since April 1995. Mr. Mandracchia has served in a variety of capacities with the Company since 1993 including from November 2000 to August 2003 as Vice President of Operations. Mr. Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983). Mr. Mandracchia is the brother in-law of Mr. Zugibe.

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

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr has been a Partner of Windcrest Discovery Investments LLC, an investment management firm from its inception in February 2002 and since October 2001 has a consulting agreement with J.P. Morgan Partners under which he is the lead partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. Mr. Burr was employed by J. P. Morgan Chase & Co. from July 1995 to October 2001. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Previously, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Displaytech, Inc. and Impax Laboratories, Inc.

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

Harry C. Schell has been a director of the Company since August 1998. Mr. Schell has been a private investor since 1994. Mr. Schell served as Chairman, President and Chief Executive Officer of BICC Cables Corporation, a company engaged in the manufacture of wires and cable products, from 1990 to January 1994, and was President and Chief Executive Officer of BICC's predecessor Company, Cablec Corporation, from 1984 to 1990. Mr. Schell was President and Chief Executive Officer of Phelps Dodge Cable and Wire Company, a company engaged in the production of wire and cable products, from 1974 to 1984. Mr. Schell served on the board of directors of the BICC Group and BICC Cables Corporation, Phillips Cables Limited, National Electrical Manufacturers Association and the United Way of Rockland County (New York).

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

The Company has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an "independent" director as defined under the rules of the NASD. The Company's Audit Committee does not have a member that qualifies as a "financial expert" under the federal securities laws. Each of the members of the Audit Committee have been active in the business community and have broad and diverse backgrounds, and financial experience. Two of the current members have served on the Company's Audit Committee and have overseen the financial review by the Company's independent auditors for seven (7) years. The Company believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that the Company does not need to install a "financial expert" on the Audit Committee.

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

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than seven (7) (subject to decrease by a resolution adopted by the shareholders). At the Company's September 10, 2004 Annual Meeting of the Shareholders, Messrs. Monetta, Schell, Zech and Zugibe were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2006. Messrs. Abbatecola, Burr and Morch are currently serving as directors and whose terms of office expire at the Annual Meeting of Shareholders to be held in the year 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2004, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

Code of Conduct and Ethics

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Hudson Technologies, Inc., 275 North Middletown Road, Pearl River, New York 10965, Attention: Stephen P. Mandracchia.

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for the Company's Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2004 (the "Named Executives").
Summary Compensation Table
					Long Term Compensation Awards

			Annual Compensation (1)
					Securities Underlying
Name	Position	Year	Salary	Bonus	Options #

Kevin J. Zugibe (2)	Chairman of the Board	2004	$146,230	$62,750(3)	331,250 shares
	and Chief Executive	2003	$145,136	--	123,000 shares
	Officer	2002	$ 97,471	--	45,000 shares

Brian F. Coleman	President and Chief	2004	$138,799	$48,000(3)	118,750 shares
	Operating Officer	2003	$138,799	--	79,500 shares
		2002	$138,799	--	--

James R. Buscemi	Chief Financial Officer	2004	$108,800	$18,450(3)	46,875 shares
		2003	$108,593	--	15,000 shares
		2002	$ 96,304	--	10,000 shares

Charles F. Harkins, Jr.	Vice President Sales	2004	$136,800	$53,450(3)	57,813 shares
		2003	$133,031	$10,000	85,000 shares
		2002	$110,079	$29,976	--

Stephen P. Mandracchia	Vice President Legal and	2004	$123,800	$33,450(3)	61,875 shares
	Regulatory and Secretary	2003	$123,800	--	60,000 shares
		2002	$123,800	--	--

__________________________

(1)	The value of personal benefits furnished to the Named Executives during 2002, 2003 and 2004 did not exceed 10% of their respective annual compensation.
(2)

A certain portion of Mr. Zugibe's compensation has been paid in stock option awards rather than cash. As a result, options to purchase shares of common stock of 15,000 and 45,000 for the years ended December 31, 2003 and 2002 respectively, were issued in lieu of cash compensation.

(3)	Bonus was earned in 2004 and will be paid during the first and second quarters of 2005.

The Company granted options, which, except as otherwise set forth below, vest upon the date of grant, to the Named Executives during the fiscal year ended December 31, 2004, as shown in the following table:

Option Grants in the 2004 Fiscal Year

		Number of Securities Underlying Options		% of Total Options Granted to Employees in Fiscal	Exercise or	Expiration

Name	Position	Granted		Year	Base price($/sh)	Date

Kevin J. Zugibe	Chairman of the Board	100,000	(1)	12.3%	$1.13	03/05/2014
	and Chief Executive	18,750	(2)	2.3%	$1.15	03/31/2014
	Officer	175,000		21.6%	$1.15	03/31/2014
		18,750	(3)	2.3%	$0.83	09/17/2014
		18,750	(4)	2.3%	$0.95	10/01/2014

Brian F. Coleman	President and Chief	75,000	(1)	9.3%	$1.13	03/05/2014
	Operating Officer	12,500	(2)	1.5%	$1.15	03/31/2014
		6,250		0.8%	$1.15	03/31/2014
		12,500	(3)	1.5%	$0.83	09/17/2014
		12,500	(4)	1.5%	$0.95	10/01/2014

James R. Buscemi	Chief Financial Officer	25,000	(1)	3.1%	$1.13	03/05/2014
		6,250	(2)	0.8%	$1.15	03/31/2014
		3,125		0.4%	$1.15	03/31/2014
		6,250	(3)	0.8%	$0.83	09/17/2014
		6,250	(4)	0.8%	$0.95	10/01/2014

Charles F. Harkins, Jr.	Vice President Sales	25,000	(1)	3.1%	$1.13	03/05/2014
		9,375	(2)	1.2%	$1.15	03/31/2014
		4,688		0.6%	$1.15	03/31/2014
		9,375	(3)	1.2%	$0.83	09/17/2014
		9,375	(4)	1.2%	$0.95	10/01/2014

Stephen P. Mandracchia	Vice President Legal and	40,000	(1)	4.9%	$1.13	03/05/2014
	Regulatory and Secretary	6,250	(2)	0.8%	$1.15	03/31/2014
		3,125		0.4%	$1.15	03/31/2014
		6,250	(3)	0.8%	$0.83	09/17/2014
		6,250	(4)	0.8%	$0.95	10/01/2014

______________________

(1)	The underlying options vest quarterly commencing April 1, 2004.
(2)	The underlying options vest quarterly commencing July 1, 2004.
(3)	The underlying options vest quarterly commencing October 1, 2004.
(4)	The underlying options vest quarterly commencing January 1, 2005.

The following table sets forth information concerning the value of unexercised stock options held by the Named Executives at December 31, 2004. Except as set forth in the following table, no options were exercised by the Named Executives during the fiscal year ended December 31, 2004.
Aggregated 2004 Fiscal Year End Option Values

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options		In-the-money Options
	Acquired on		At December 31, 2004		At December 31, 2004(1)
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin J. Zugibe
Chairman and	110,500	$6,780	600,311	98,439	$4,689	$14,061
Chief Executive Officer

Brian F. Coleman
President and Chief	--	--	265,438	70,312	$3,124	$9,376
Operating Officer

James R. Buscemi	--	--	51,433	28,442	$1,560	$4,690
Chief Financial Officer

Charles F. Harkins, Jr.	--	--	176,714	36,099	$2,342	$7,033
Vice President Sales

Stephen P. Mandracchia
Vice President Legal and	--	--	176,605	36,570	$1,560	$4,690
Regulatory And Secretary

_______________________

(1) Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $.90.

Compensation of Directors

Non-employee directors receive an annual fee of $4,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. In addition non-employee directors receive 10,000 nonqualified stock options per year of service under the Company's Stock Option Plans.

In addition to the standard annual director's remuneration, Mr. Schell receives $2,500 and 10,000 stock options for serving as a director and a consultant to the Company. The additional stock options are issued with an exercise price equal to that of the other directors' option grants.

In 2004, the Company granted to Harry C. Schell nonqualified options to purchase 30,000 shares of Common Stock at exercise prices ranging from $.95 to $1.13 per share. In addition, in 2004, the Company granted to each of Dominic J. Monetta, Otto C. Morch and Vincent P. Abbatecola, nonqualified options to purchase 15,000 shares of Common Stock at exercise prices ranging from $.95 to $1.13 per share. In connection with the appointment of two of their nominees as members of the Board of Directors, in 2004 the Company granted to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. nonqualified options to purchase 8,618 and 1,382 shares of Common Stock at an exercise price of $1.13 per share. All such options are vested and fully exercisable at December 31, 2004.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2005 and is automatically renewable for successive two-year terms unless notice of non-renewal is provided within 90 days of the then expiration date. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $141,000 with such increases and bonuses as the Board may determine. During 2002, the Board of Directors and Mr. Zugibe agreed, at Mr. Zugibe's option, to reduce the cash compensation and issued, during 2002 and 2003, an aggregate of 60,000 additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Stock Option Plans

1994 Stock Option Plan

The Company adopted an Employee Stock Option Plan (the "1994 Plan") effective October 31, 1994 pursuant to which 725,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs could be granted under the 1994 Plan to employees and officers of the Company. Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The 1994 Plan expired on November 1, 2004.

ISOs granted under the 1994 Plan could not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Non-qualified options granted under the 1994 Plan could not be granted at a price less than 85% of the market value of the Common Stock on the date of grant. Options granted under the 1994 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the 1994 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2004, the Company had options outstanding to purchase 536,202 shares of Common Stock under the 1994 Plan.

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

The 1997 Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1939 (the "Exchange Act") and is administered by the Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 1997 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the 1997 Plan will expire on June 11, 2007.

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

As of December 31, 2004, the Company had options outstanding to purchase 1,750,688 shares of Common Stock under the 1997 Plan and 129,312 shares reserved under the 1997 Plan.

2004 Stock Incentive Plan

The Company has adopted the 2004 Stock Incentive Plan (the "2004 Plan"), pursuant to which 2,500,000 shares of Common Stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Nonqualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The 2004 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by the Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 2004 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2004 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless sooner terminated, the 2004 Plan will expire on September 10, 2014.

ISOs, restricted stock, deferred stock or other stock-based awards, granted under the 2004 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). In the case of options, the aggregate fair market value of shares for which ISO granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Nonqualified options granted under the 2004 Plan may not be granted at a price less than the fair market value of the Common Stock. Options granted under the 2004 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Except as otherwise provided by the Committee with respect to nonqualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2004 Plan are not transferable during an grantee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2004, the Company has not made any awards under the 2004 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 4, 2005 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of
			Common
			Shares Owned
Kevin J. Zugibe	986,036	(3)	3.8%
Brian F. Coleman	320,195	(4)	1.2%
James R. Buscemi	71,680	(5)	*
Charles F. Harkins, Jr.	198,912	(6)	*
Stephen P. Mandracchia	537,012	(7)	2.1%
Vincent P. Abbatecola	49,409	(8)	*
Robert L. Burr	--	(10)	*
Dominic J. Monetta	66,136	(8)	*
Otto C. Morch	35,009	(9)	*
Harry C. Schell	110,000	(11)	*
Robert M. Zech	5,000	(12)	*
Flemings Funds	19,290,242	(13)	75.1%
All directors and executive officers as a group (11 persons)	2,379,389	(14)	8.8%

* = Less than 1%

__________

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 275 North Middletown Road, Pearl River, New York 10965.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 4, 2005. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 4, 2005 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes (i) 245,000 shares which may be purchased at $2.375 per share; (ii) 65,000 shares which may be purchased at $2.551 per share; (iii) 15,000 shares which may be purchased at $2.50 per share; (iv) 15,000 shares which may be purchased at $1.90 per share; (v) 15,000 shares which may be purchased at $1.40 per share; (vi) 25,000 shares which may be purchased at $1.14 per share; (vii) 50,000 shares which may be purchased at $1.13 per share; (viii) 184,372 shares which may be purchased at $1.15 per share; (ix) 7,032 shares which may be purchased at $.83 per share; (x) 4,686 shares which may be purchased at $.95 per share; and (xi) 11,718 shares which may be purchased at $1.02 per share shares under immediately exercisable options.

(4) Includes (i) 37,500 shares which may be purchased at $2.375 per share; (ii) 100,000 shares which may be purchased at $2.551 per share; (iii) 79,500 shares which may be purchased at $1.14 per share; (iv) 46,875 shares which may be purchased at $1.13 per share; (v) 12,498 shares which may be purchased at $1.15 per share; (vi) 4,686 shares which may be purchased at $.83 per share; (vii) 3,124 shares which may be purchased at $.95 per share; and (viii) 7,812 shares which may be purchased at $1.02 per share under immediately exercisable options. Also includes 1,926 Common Stock purchase warrants with an exercise price of $.87 per share.

(5) Includes (i) 8,000 shares which may be purchased at $2.375 per share; (ii) 10,000 shares which may be purchased at $1.30 per share; (iii) 15,000 shares which may be purchased at $1.14 per share; (iv) 15,625 shares which may be purchased at $1.13 per share; (v) 6,249 shares which may be purchased at $1.15 per share; (vi) 2,340 shares which may be purchased at $.83 per share; (vii) 1,560 shares which may be purchased at $.95 per share; and (viii) 3,906 shares which may be purchased at $1.02 per share under immediately exercisable options.

(6) Includes (i) 55,000 shares which may be purchased at $2.375 per share; (ii) 5,000 shares which may be purchased at $2.53 per share; (iii) 10,000 shares which may be purchased at $2.55 per share; (iv) 50,000 shares which may be purchased at $1.10 per share (v) 35,000 shares which may be purchased at $1.14; (vi) 15,625 shares which may be purchased at $1.13 per share; (vii) 9,372 shares which may be purchased at $1.15 per share; (viii) 3,513 shares which may be purchased at $.83 per share; (ix) 2,342 shares which may be purchased at $.95 per share; and (x) 5,860 shares which may be purchased at $1.02 per share under immediately exercisable options.

(7) Includes (i) 76,300 shares which may be purchased at $2.375 per share; (ii) 15,000 shares which may be purchased at $2.551 per share; (iii) 60,000 shares which may be purchased at $1.14 per share (iv) 25,000 shares which may be purchased at $1.13 per share; (v) 6,145 shares which may be purchased at $1.15 per share; (vi) 2,340 shares which may be purchased at $.83 per share; (vii) 1,560 shares which may be purchased at $.95 per share; and (viii) 3,906 shares which may be purchased at $1.02 per share under immediately exercisable options. Also includes 6,420 Common Stock purchase warrants with an exercise price of $.89 per share.

(8) Includes (i) 5,000 shares which may be purchased at $2.78 per share; (ii) 5,000 shares which may be purchased at $3.08 per share; (iii) 5,000 shares which may be purchased at $1.13 per share; and (iv) 10,000 shares which may be purchased at $1.00 per share under immediately exercisable options.

(9) Includes (i) 5,000 shares which may be purchased at $2.78 per share; (ii) 5,000 shares which may be purchased at $3.08 per share; (iii) 5,000 shares which may be purchased at $.85 per share; (iv) 5,000 shares which may be purchased at $1.13 per share; and (v) 10,000 shares which may be purchased at $.95 per share under immediately exercisable options.

(10) Mr. Burr's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(11) Includes (i) 10,000 shares which may be purchased at $2.78 per share; (ii) 10,000 shares which may be purchased at $3.08 per share; (iii) 10,000 shares which may be purchased at $.85 per share; (iv) 10,000 shares which may be purchased at $1.13 per share and (v) 20,000 shares which may be purchased at $.95 per share under immediately exercisable options.

(12) Includes 5,000 shares which may be purchased at $.85 per share under immediately exercisable options. Mr. Zech's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(13) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming US Discovery Partners, L.P. and its general partner, Fleming US Discovery Partners LLC, collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership of the Flemings Funds assumes the conversion of Series A Preferred Stock owned by the Flemings Funds (which constitutes all of the outstanding Series A Preferred Stock) to Common Stock at a conversion rate of $.79 per share. The holders of shares of Series A Preferred Stock vote together with the holders of the Common Stock based upon the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Also includes (i) 10,000 shares which may be purchased at $2.78 per share; (ii) 10,000 shares which may be purchased at $3.08 per share; (iii) 5,000 shares which may be purchased at $.85 per share and (iv) 10,000 shares which may be purchased at $1.13 per share under immediately exercisable options. Also includes 51,358 Common Stock purchase warrants with an exercise price of $.87 per share, and 66,435 Common Stock purchase warrants with an exercise price of $1.21 per share. Flemings Funds address is c/o JP Morgan Chase & Co., 1221 Avenue of the Americas, 40th Floor, New York, New York 10020, except for Fleming US Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda LTD., 6 Front Street, Hamilton HM11 Bermuda.

(14) Includes exercisable options to purchase 1,519,546 shares of Common Stock, and Common Stock purchase warrants to purchase 8,346 shares of Common Stock, owned by the directors and officers as a group. Excludes 19,290,242 shares beneficially owned by the Flemings Funds.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2004.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	2,450,247	$1.92	2,656,870

Equity compensation plans not approved by security holders:	-	N/A	-

Total	2,450,247	$1.92	2,656,870

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	By-Laws. (1)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (3)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (3)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (7)
10.1	Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2	Employment Agreement with Kevin J. Zugibe. (1) (*)
10.3	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.4

Stock Purchase Agreement, Registration Rights Agreement and Stockholders Agreement dated March 30, 1999 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (2)

10.5	1997 Stock Option Plan of the Company, as amended. (4) (*)
10.6	Stock Purchase Agreements dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.7	First Amendment to Registration Rights Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.8	First Amendment to Stockholders Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
Page 27
10.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (6)
10.10	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Fund III, L.P., dated March 5, 2002. (6)
10.11	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Offshore Fund III, L.P., dated March 5, 2002. (6)
10.12	1994 Stock Option Plan of the Company. (1)*
10.13	Form of Common Stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (7)
10.14	Revolving Loan agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (8)
10.15	Security Agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (8)
10.16	Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. dated May 30, 2003. (8)
10.17	Amendment dated August 22, 2003 to Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. dated May 30, 2003. (8)
10.18	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Kevin J. Zugibe. (9)
10.19	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Brian F. Coleman. (9)
10.20	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Stephen P. Mandracchia. (9)
10.21	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Charles F. Harkins. (9)
10.22	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and James R. Buscemi. (9)
10.23	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (9)
10.24	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with options vesting in equal quarterly installments over two year period. (9)
10.25	Form of Non-Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (9)
10.26	Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 18, 2004). (9)*
10.27	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance.
10.28	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period.
10.29	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance.
21	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1998.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2000.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 333-105128).
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended September 30, 2004.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, the review of the financial statements included in the Company's Forms 10-QSB and consents issued in connection with the Company's filings on Form SB-2 for 2004 and 2003 totaled $103,000 and $142,000, respectively.

Audit-Related Fees. The Company did not utilize BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2004 and 2003.

Tax Fees. The Company did not utilize BDO Seidman, LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003.

All Other Fees. The Company did not utilize BDO Seidman, LLP for products and services, other than the services described in the paragraph caption "Audit Fees above for the years ended December 31, 2004 and 2003.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2004. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.
By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 9, 2005
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 9, 2005
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 9, 2005
Vincent P. Abbatecola

/s/ Robert L. Burr	Director	March 9, 2005
Robert L. Burr

/s/ Dominic J. Monetta	Director	March 9, 2005
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 9, 2005
Otto C. Morch

/s/ Harry C. Schell	Director	March 9, 2005
Harry C. Schell

/s/ Robert M. Zech	Director	March 9, 2005
Robert M. Zech

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents
Report of Independent Registered Public Accounting Firm	32
Audited Consolidated Financial Statements:
• Consolidated Balance Sheet	33
• Consolidated Statements of Operations	34
• Consolidated Statements of Stockholders' Equity	35
• Consolidated Statements of Cash Flows	36
• Notes to the Consolidated Financial Statements	37

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Valhalla, New York

February 18, 2005

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheet

(Amounts in thousands, except for share and par value amounts)

December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$ 615
Trade accounts receivable - net	1,739
Inventories	2,661
Prepaid expenses and other current assets	307
Total current assets	5,322

Property, plant and equipment, less accumulated depreciation and amortization	1,801
Other assets	102
Total Assets	$ 7,225
========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,392
Accrued payroll	467
Short-term debt and current maturities of long-term debt	1,157
Total current liabilities	4,016
Long-term debt, less current maturities	293
Total Liabilities	4,309

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,517,594	255
Additional paid-in capital	35,055
Accumulated deficit	(32,394)
Total Stockholders' Equity	2,916

Total Liabilities and Stockholders' Equity	$ 7,225
=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the year ended December 31,
	2004	2003

Revenues	$14,613	$17,963
Cost of sales	9,007	13,051
Gross Profit	5,606	4,912

Operating expenses:
Selling and marketing	1,428	1,634
General and administrative	3,043	3,580
Reorganization costs	-	350
Depreciation and amortization	733	881
Total operating expenses	5,204	6,445

Operating income (loss)	402	(1,533)

Other income (expense):
Interest expense	(341)	(934)
Other income	105	24
Gain on sale of assets	98	11
Total other income (expense)	(138)	(899)

Income (loss) before income taxes	264	(2,432)

Income taxes	--	--

Net income (loss)	264	(2,432)

Preferred stock dividends	(228)	(866)

Available for common shareholders	$ 36	$(3,298)
	=====	=========

________________________
Net income (loss) per common share - basic and diluted	$ 0.00	$ (0.63)
	========	========
Weighted average number of shares outstanding - basic	21,388,102	5,271,086
	============	===========
Weighted average number of shares outstanding - diluted	21,417,814	5,271,086
	============	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional	Accumulated Deficit	Total
					Paid-in Capital

Balance at December 31, 2002	116,629	$11,663	5,165,020	$52	$20,019	$(30,226)	$1,508

Issuance of Common Stock - net	--	--	1,396,432	14	1,022	--	1,036

Issuance of Common Stock upon conversion of indebtedness	--	--	2,436,874	24	2,373	--	2,397

Issuance of Common Stock upon exercise of stock options	--	--	1,300	--	2	--	2

Dividends paid in-kind on Series A Preferred Stock	8,456	846	--	--	(846)	--	--

Original issue discount on related party debt in connection with issuance of warrants	--	--	--	--	95	--	95

Net Loss	--	--	--	--	--	(2,432)	(2,432)

Balance at December 31, 2003	125,085	12,509	8,999,626	90	22,665	(32,658)	2,606

Issuance of Common Stock upon exercise of stock options	--	--	120,500	1	128	--	129

Dividend paid in-kind on Series A Preferred Stock	4,455	445	--	--	(445)	--	--

Fees associated with Common Stock registration	--	--	--	--	(83)	--	(83)

Conversion of Preferred Stock to Common Stock	(129,540)	(12,954)	16,397,468	164	12,790	--	-

Net Income	--	--	--	--	--	264	264

Balance at	--	--	25,517,594	$ 255	$ 35,055	$(32,394)	$2,916
December 31, 2004
	========	=======	===========	=====	=========	=========	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the year ended December 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$264	$(2,432)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	733	881
Allowance for doubtful accounts	120	120
Amortization of original issue discount	--	315
Gain on sale of assets	(98)	(11)
Issuance of stock for services	--	175
Issuance of stock for interest expense	--	163
Changes in assets and liabilities:
Trade accounts receivable	95	(104)
Inventories	(74)	380
Prepaid expenses and other current assets	(38)	(20)
Other assets	28	10
Accounts payable and accrued expenses	(174)	(245)
Cash provided (used) by operating activities	856	(768)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	153	20
Additions to patents	(4)	(19)
Additions to property, plant, and equipment	(385)	(520)
Cash used by investing activities	(236)	(519)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	46	863
Repayment of short-term debt - net	(519)	(468)
Proceeds from long-term debt	25	1,538
Repayment of long-term debt	(213)	(535)
Cash provided (used) by financing activities	(661)	1,398

Increase (decrease) in cash and cash equivalents	(41)	111
Cash and equivalents at beginning of period	656	545
Cash and equivalents at end of period	$ 615	$ 656
	======	======
___________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 341	$ 456

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ 445	$ 846
Issuance of common stock upon conversion of indebtedness and accrued interest	$ --	$2,397

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 2004, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2004.

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

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information. The carrying value of the Company's accounts receivable are reduced by the established allowance for doubtful accounts. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectable, along with a general reserve for the remaining accounts receivable balances. The Company may adjust its general or specific reserves based on factors that affect the collectibility of the accounts receivable balances.

For the year ended December 31, 2004 and 2003, no customer accounted for 10% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have an adverse effect on the Company's financial position and results of operations.

During the year ended December 31, 2003, the Company had sales to an affiliate in the amount of $1,003,000 and as of March 2004 the entity was no longer an affiliate of the Company.

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

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectibility. In addition, each sale is based on an arrangement with the customer and the sales price to the buyer is fixed. License fees are recognized over the period of the license based on the respective performance measurements associated with the license. Royalty revenues are recognized when earned. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges its customers shipping fees such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Year Ended December 31,	2004	2003
(in thousands)
Refrigerant and reclamation sales	$10,366	$14,835
RefrigerantSide® Services	4,247	3,128
Total	$14,613	$17,963
	=======	=======

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for prior period losses. The tax benefit associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income.

Income (loss) per common and equivalent shares

Income (loss) per common share, Basic, is calculated based on the net income (loss) for the period plus dividends on the outstanding Series A Preferred Stock, $228,000 and $866,000 for the years ended December 31, 2004 and 2003, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the year ended December 31, 2004, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share were 245,465 and 2,204,782, respectively. The effect of equivalent shares was not dilutive in 2003.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, non CFC based, and reclaimable, primarily CFC based, refrigerants from suppliers and its customers. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Both the stock-based employee compensation cost included in the determination of the net income (loss) as reported and the stock-based employee compensation cost that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards, as well as the resulting pro forma net income (loss) and net income (loss) per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Years ended December 31,	2004	2003
Pro forma results
(In thousands, except per share amounts)
Net income (loss) available for common shareholders:
As reported	$ 36	$(3,298)
Total stock based employee compensation
expense determined under fair value based
method	384	272
Pro forma	$ (348)	$(3,570)
	======	=======
Income (loss) per common share-basic and diluted:
As reported	$ .00	$ (.63)
	=====	======
Pro forma	$ (.01)	$ (.68)
	======	======

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 151 ("SFAS 151"), which amends ARB No. 43 Chapter 4, which deals with the accounting for inventory pricing. The amendment provides greater clarity on costs that are to be included in the cost of inventory versus those costs which are considered period costs.

In December 2004, the FASB issued FASB statement No. 152 ("SFAS 152"). SFAS 152 addresses accounting for the sale of real estate and the cost associated with real estate projects.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions.

SFAS 151, 152 and 153 are effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of these accounting pronouncements will have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued a revision of FASB statement No. 123, ("Revised SFAS 123") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Revised SFAS 123 establishes fair value as the measurement objective in accounting for share-based payment arrangements. Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The revised SFAS No. 123 may have a material effect on the Company's results of operations but not on the Company's financial position.

Note 2 - Reorganization costs

During the first and second quarters of 2003, the Company engaged a consulting firm to help it perform an in-depth strategic business analysis that resulted in a revised business plan and marketing focus. During the second quarter, the Company reorganized much of its operations particularly its activities associated with its RefrigerantSide® Service business. The fees associated with the consulting engagement were $350,000 and such amount was charged to operations during the three months ended June 30, 2003.

Note 3 - Other income

For the year ended December 31, 2004, other income of $105,000 consisted primarily of insurance proceeds. For the year ended December 31, 2003, other income of $24,000 consisted primarily of sub-lease rental income.

Note 4 - Income taxes

During the year ended December 31, 2004, no income taxes were recognized on the income before taxes due to the utilization of new operating loss carry forwards ("NOL's") from prior periods. During the year ended December 31, 2003, there was no income tax expense recognized due to the Company's net losses.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Year ended December 31,	2004	2003
(in percents)
Income tax rates
- Statutory U.S. Federal rate	34%	(34%)
- States, net U.S. benefits	4%	(4%)
- (NOL utilization) Valuation allowance	(38%)	38%
Total	-%	-%
	=====	=====

As of December 31, 2004, the Company has NOL's of approximately $30,000,000 expiring 2007 through 2024 for which a 100% valuation allowance has been recognized. Included in the NOL's are NOL's from Refrigerant Reclamation Corporation of America, acquired during 1995 in the amount of approximately $4,488,000, which are subject to annual limitations of approximately $367,000 and expire from 2007 through 2010.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2004
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ 96
- Reserves for doubtful accounts	92
- NOL	11,458
Subtotal	11,646
- Valuation allowance	(11,646)
Total	$ --
========

Note 5 - Trade accounts receivable - net

At December 31, 2004, trade accounts receivable are net of reserves for doubtful accounts of $253,000.

Note 6- Inventories

Inventories consisted of the following:

December 31,	2004
(in thousands)
Refrigerant and cylinders	$1,716
Packaged refrigerants	945
Total	$2,661
======

Note 7 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2004	Estimated Lives
(in thousands)
Property, plant, & equipment
- Equipment	$6,515	3-10 years
- Equipment under capital lease	152	7 years
- Vehicles	836	5 years
- Furniture & fixtures	205	7-8 years
- Leasehold improvements	659	3-7 years
- Equipment under construction	215
Subtotal	8,582
Accumulated depreciation & amortization	6,781
Total	$1,801
	======

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2004
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$ 1,047
- Long-term debt: current	110
Subtotal	1,157
Long-term debt:
- Capital lease obligations	77
- Bank term loan	280
- Other	46
- Less: current maturities	(110)
Subtotal	293
Total short-term & long-term debt	$ 1,450
=======

Bank credit line and term loan

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan that expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 7.25% at December 31, 2004. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2004, Hudson had in the aggregate $1,047,000 outstanding borrowings under the Keltic credit facility and $1,402,000 available for borrowing under the revolving line of credit. In addition, the Company had $280,000 of borrowings outstanding under its term loan with Keltic.

Scheduled maturities of the Company's long-term debts and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2005	$ 110
- 2006	113
- 2007	114
- 2008	61
- 2009	5
Total	$ 403
======

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $127,000 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2005	$ 24
- 2006	25
- 2007	22
- 2008	16
- 2009	5
92
Less Interest Expense	(15)
Total	$ 77
====

Note 9 - Stockholders' equity

(i) The Company's Registration Statement for 5,166,320 shares of its Common Stock to be offered for sale through the issuance of rights to its common stockholders and to members of the public with respect to shares not subscribed for in the rights portion of the offering was declared effective on September 23, 2003 ("Rights Offering"). Pursuant to the Rights Offering, holders of the Company's Common Stock on September 18, 2003, received one (1) non-transferable right to purchase one (1) share of Common Stock of the Company at a subscription price of $1.10 for each share of the Company's Common Stock they owned. As provided for in the Registration Statement, any stockholder of record who received rights and who fully exercised his or her rights was permitted to oversubscribe for additional shares of Common Stock at the subscription price. The Registration Statement provided that to the extent shares offered were not subscribed for by the stockholders in the Rights Offering by the expiration date, the Company would offer those shares to members of the public at the subscription price.

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

As a result of the Rights Offering, the Company became obligated to issue the note warrants to the holder of the notes. On December 19, 2003, the Company issued an aggregate of 163,357 note warrants to the holders of the notes and the note warrants expire on December 19, 2008. The exercise price for the 79,266 note warrants issued with respect to the $500,000 and $495,000 principal amount of convertible notes issued by the Company on April 15, 2003 and December 20, 2002, respectively, is $1.21 per share. The exercise price for the 84,091 note warrants issued with respect to the $665,000 principal amount of exchange notes issued by the Company on December 20, 2002 is $.87 per share. The Company recognized an original issue discount in the amount of $315,000 in connection with the issuance of note warrants and during the year ended December 31, 2003 the Company amortized $315,000 of the original issue discount as a component of interest expense.

In addition, as a result of the $665,000 principal amount of exchange notes converting to Common Stock, the conversion rate of the Series A Preferred Stock was adjusted downward to the current conversion rate of $.79 per share.

(ii) On March 30, 1999 and February 16, 2001, the Company completed the sale of 65,000 and 30,000, respectively, shares of its Series A Preferred Stock, with a liquidation value of $100 per share, to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The gross proceeds from the March 30, 1999 and February 16, 2001 sales of the Series A Preferred Stock were $6,500,000 and $3,000,000, respectively.

Prior to March 31, 2004, the Company paid dividends, in arrears, on the Series A Preferred Stock, semi-annually, either in cash or additional shares, at the Company's option. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment was the final dividend payment on the outstanding Series A Preferred Stock.

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. As a result of the conversion, the holders of the Series A Preferred Stock received 16,397,468 shares of the Company's Common Stock.

Note 10 - Commitments and contingencies

Rents, operating leases and contingent income

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through December 31, 2009.

Properties

Location	Annual Rent	Lease Expiration Date
Baton Rouge, Louisiana	$ 21,000	7/2005
Champaign, Illinois	$135,000	11/2007
Charlotte, North Carolina	$ 57,000	11/2009
Fremont, New Hampshire	$ 13,000	6/2006
Hillburn, New York	$166,000	Month to Month
Pearl River, New York	$ 67,000	12/2007
Seattle, Washington	$ 24,000	Month to Month

The Company rents properties and various equipment under operating leases. Rent expense, net of sublease rental income, for the years ended December 31, 2004 and 2003 totaled approximately $559,000 and $687,000, respectively.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2005	$ 474
- 2006	285
- 2007	267
- 2008	62
- 2009	59
Total	$1,147
======

Legal Proceedings

In September 1998, United Water of New York, Inc. ("United") commenced an action against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $1.2 million allegedly sustained as a result of alleged contamination of certain of United's wells which are in close proximity to the Company's Hillburn, New York facility.

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility of approximately 7,800 lbs. of R-11 refrigerant, as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

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

In September 2000, the Company signed an Order on Consent with the DEC regarding all past contamination of the United well field, whereby the Company agreed to operate the remediation system and perform monthly testing at its Hillburn facility, until remaining groundwater contamination has been effectively abated. In May 2001, the Company signed an amendment to the Order on Consent with the DEC, pursuant to which the Company installed one additional monitoring well and modified the Company's existing remediation system to incorporate a second recovery well. The Company is continuing to operate the remediation system pursuant to that Order on Consent and as of December 31, 2004, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2006. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and as such, costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Company's Hillburn facility was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company believes that the agreements reached with the DEC and United, together with the reduced levels of contamination present in United's wells, make such listing unnecessary and counterproductive. The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing the Hillburn facility on the NPL and the EPA will not withdraw the proposal of the Hillburn facility on the NPL.

In October 2001, the Company learned that trace levels of R-11 were detected in one of United's wells that is in the closest proximity to the Village of Suffern's ("Village") well system. During February 2002, the Village expressed concern over the possibility of R-11 reaching its well system and advised the Company that it was investigating available options to protect its well system. No contamination of R-11 has ever been detected in any of the Village's wells and, as of October 2002, the level of R-11 in the United well closest to the Village fell below 1 ppb. In October 2002, the Village advised the Company that it intends to proceed with plans to protect its wells and would look to the Company to reimburse the Village for any costs it may incur. In September 2004, the Village advised that it intends to continue performing additional sampling of its wells at a cost of approximately $5,000 per year, and has requested that the Company reimburse the Village for the costs for such sampling. To date, no other detailed cost estimate, formal demand or claim has been presented by the Village, however, to the extent the Village proceeds with its plans, the Company may incur additional costs.

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

During the year ended December 31, 2004, the Company incurred $202,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the R-11 will not spread beyond the United's well system and impact the Village of Suffern's wells, or that the ultimate outcome of such a spread of contamination will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2005 and is automatically renewable for successive two-year terms unless notice of non-renewal is provided within 90 days of the then expiration date. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $141,000 with such increases and bonuses as the Board may determine. During 2002, the Board of Directors and Mr. Zugibe agreed, at Mr. Zugibe's option, to reduce the cash compensation and issued, during 2002 and 2003, an aggregate of 60,000 additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 11 - Stock Option Plans

Effective October 31, 1994, the Company adopted an Employee Stock Option Plan ("1994 Plan") pursuant to which 725,000 shares of Common Stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the 1994 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. The 1994 Plan expired on November 1, 2004.

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

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan ("2004 Plan") pursuant to which 2,500,000 shares of Common Stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Non-qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless sooner terminated, the 2004 Plan will expire on September 10, 2014

ISOs granted under the 2004 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Non-qualified options granted under the 2004 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the 2004 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants since 1995.

Years ended December 31,	2004	2003
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	3.5%	3.5%
Expected volatility	50%	60%
Expected lives	5-10 years	5 years

A summary of the status of the Company's 1994, 1997 and 2004 Plans as of December 31, 2004 and 2003 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average
		Exercise Price
Outstanding at December 31, 2002	1,762,716	$ 3.14
• Granted	422,500	$ 1.09
• Forfeited	(483,014)	$ 4.57
• Exercised	(1,300)	$ 1.30
Outstanding at December 31, 2003	1,700,902	$ 2.20
• Granted	810,438	$ 0.94
• Forfeited	(103,950)	$ 2.35
• Exercised	(120,500)	$ 1.07
Outstanding at December 31, 2004	2,286,890	$ 1.85

Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 2004 and 2003 is shown below:

Options Exercisable

Year ended December 31,	2004	2003

Options exercisable at year-end	1,955,223	1,567,466

Weighted average exercise price	$1.98	$2.25

Weighted average fair value of options granted during the year	$0.94	$1.09

Options Exercisable at December 31, 2004

	Number	Weighted Average
Range of Prices	Outstanding	Exercise Price
$0 to $2	854,971	$ 1.12
$2 to $4	1,100,252	$ 2.66
$0 to $4	1,955,223	$ 1.98
	=========

The following table summarizes information about stock options outstanding:

Options Outstanding At December 31, 2004

		Weighted Average
Range of	Number	Remaining	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price
$0 to $2	1,186,638	6.18 years	$ 1.10
$2 to $4	1,100,252	1.82 years	$ 2.66
$0 to $4	2,286,890	4.08 years	$ 1.85
	=========