Form 10QSB
period 2005-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2005-05-04
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,517,594 shares
Class	Outstanding at April 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 547	$615
Trade accounts receivable - net of allowance for doubtful
accounts of $273 and $253	1,580	1,739
Inventories	2,117	2,661
Prepaid expenses and other current assets	259	307
Total current assets	4,503	5,322

Property, plant and equipment, less accumulated depreciation and amortization	1,712	1,801
Other assets	97	102
Total Assets	$ 6,312	$ 7,225
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,466	$ 2,392
Accrued payroll	350	467
Short-term debt and current maturities of long-term debt	93	1,157
Total current liabilities	2,909	4,016
Long-term debt, less current maturities	264	293
Total Liabilities	3,173	4,309

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,517,594	255	255
Additional paid-in capital	35,055	35,055
Accumulated deficit	(32,171)	(32,394)
Total Stockholders' Equity	3,139	2,916

Total Liabilities and Stockholders' Equity	$ 6,312	$ 7,225
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2005	2004

Revenues	$4,582	$3,745
Cost of sales	2,988	2,714
Gross Profit	1,594	1,031

Operating expenses:
Selling and marketing	410	358
General and administrative	741	559
Depreciation and amortization	154	190
Total operating expenses	1,305	1,107

Operating income (loss)	289	(76)

Other income (expense):
Interest expense	(66)	(90)
Gain on sale of assets	--	67
Total other income (expense)	(66)	(23)

Income (loss) before income taxes	223	(99)

Income taxes	--	--

Net income (loss)	223	(99)

Preferred stock dividends	--	(228)

Available for common shareholders	$ 223	$ (327)
	=========	=========

________________________

Net income (loss) per common share - basic and diluted	$0.01	$(0.04)
	========	========
Weighted average number of shares
outstanding - Basic	25,517,594	8,999,626
	==========	==========

Weighted average number of shares
outstanding - Diluted	25,543,680	8,999,626
	==========	==========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period
	ended March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$ 223	$ (99)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	154	190
Allowance for doubtful accounts	30	30
Gain on sale of assets	--	(67)
Changes in assets and liabilities:
Trade accounts receivable	129	(258)
Inventories	544	323
Prepaid expenses and other current assets	48	30
Other assets	2	3
Accounts payable and accrued expenses	(43)	(497)
Cash provided (used) by operating activities	1,087	(345)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	--	92
Additions to patents	(1)	(2)
Additions to property, plant, and equipment	(61)	(112)
Cash used by investing activities	(62)	(22)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	--	84
Proceeds from (repayment of) short-term debt - net	(1,064)	500
Repayment of long-term debt	(29)	(88)
Cash provided (used) by financing activities	(1,093)	496

Increase (decrease) in cash and cash equivalents	(68)	129
Cash and cash equivalents at beginning of period	615	656
Cash and cash equivalents at end of period	$ 547	$ 785
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 66	$ 90

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ --	$ 445

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1- Summary of significant accounting policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly - owned subsidiary Hudson Technologies Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 2005, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2005 and December 31, 2004.

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

During the three month period ended March 31, 2005, one customer accounted for 23% of the Company's revenues. During the three month period ended March 31, 2004, one customer accounted for 17% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have an adverse effect on the Company's future financial position and results of operations.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three month period ended March 31,	2005	2004
(in thousands)
Refrigerant and reclamation sales	$4,010	$2,857
RefrigerantSide® Services	572	888
Total	$4,582	$3,745
	=======	=======

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

Income (loss) per common and equivalent shares

For 2005, income per common share, Basic, is calculated based on the net income for the period divided by the weighted average number of shares outstanding. For 2004, income (loss) per common share, Basic, is calculated based on the net income (loss) for the period plus the final dividend on the then outstanding Series A Preferred Stock of $228,000 that was paid during the three months ended March 31, 2004, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the quarter ended March 31, 2005, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share were 339,840 and 2,406,982, respectively. In 2004, the effect of equivalent shares was not dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, non chlorofluorocarbon ("CFC") based, and reclaimable, primarily CFC based, refrigerants from suppliers and its customers. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Three month period ended March 31,	2005	2004
Pro forma results
(In thousands, except per share amounts)
Net income (loss) available for common shareholders:
As reported	$223	$ (327)
Total stock based employee compensation
expense determined under fair value based
method	96	68
Pro forma	$127	$ (395)
	=======	=========
Income (loss) per common share-basic and diluted:
As reported	$ .01	$ (.04)
	======	=========
Pro forma	$ --	$ (.04)
	=======	==========

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

Note 2 - Other income (expense)

For the three month period ended March 31, 2005, other expense of $66,000 consisted entirely of interest expense. For the three month period ended March 31, 2004, other expense of $23,000 consisted of interest expense of approximately $90,000 offset by a gain on sale of assets.

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

Overview

Over the past few years, the Company has created and developed a service offering known as RefrigerantSide® Services. RefrigerantSide® Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company's RefrigerantSide® Services to facilitate the growth and development of its service offerings.

Management believes that its RefrigerantSide® Services represent the Company's long term growth potential. The Company is focusing its sales and marketing efforts on customers who the Company believes most readily appreciate and understand the value that is provided by the Company's RefrigerantSide® Services offering; rather than a mass market approach. In pursuing its sales and marketing strategy, the Company expects to focus its RefrigerantSide® Services on customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States as well as to expand its presence outside the United States, the Company has created a strategic alliance with the BOC Group, PLC and intends to pursue the creation of additional strategic alliances with companies that service larger customers in targeted industries, which would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. The Company may incur additional expenses as it develops RefrigerantSide® Services.

Sales of refrigerants continue to represent a majority of the Company's revenues. Historically, most of the Company's refrigerant sales have been CFC based refrigerants, which are no longer manufactured. However, the demand for CFC based refrigerants has and will continue to decrease as equipment that utilize other chemical based refrigerants replace those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. The Company has begun to increase its revenues from non-CFC based refrigerants. To the extent that the Company is unable to source CFC and non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for refrigerants decreases, the Company's financial condition and results of operations would be materially adversely affected.

Results of Operations

Three month period ended March 31, 2005 as compared to three month period ended March 31, 2004

Revenues for the three month period ended March 31, 2005 were $4,582,000, an increase of $837,000 or 22% from the $3,745,000 reported during the comparable 2004 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a decrease in RefrigerantSide® Services revenues. The increase in refrigerant revenues of $1,153,000 is related to an increase in the volume and price of certain refrigerants sold. The decrease in RefrigerantSide® Services of $316,000 was primarily attributed to timing of jobs completed.

Cost of sales for the three month period ended March 31, 2005 was $2,988,000, an increase of $274,000 or 10% from the $2,714,000 reported during the comparable 2004 period. The increase in cost of sales was primarily due to the volume of refrigerants sold. As a percentage of sales, cost of sales were 65% of revenues for 2005, a decrease from the 72% reported for the comparable 2004 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants sold.

Operating expenses for the three month period ended March 31, 2005 were $1,305,000, an increase of $198,000 or 18% from the $1,107,000 reported during the comparable 2004 period. The increase was primarily attributable to an increase in selling and general administrative payroll expense offset by a reduction in depreciation and amortization expense.

Other income (expense) for the three month period ended March 31, 2005 was $(66,000), compared to the $(23,000) reported during the comparable 2004 period. Other income (expense) includes interest expense of $66,000 and $90,000 for the 2005 and 2004 periods, respectively, offset by a gain on sale of assets of $67,000 for 2004. The decrease in interest expense is primarily attributed to less borrowings in 2005.

No income taxes for the three months ended March 31, 2005 and 2004 were recognized. During the 2005 period no income taxes were recognized on the income before taxes of $223,000 due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2004 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the three month period ended March 31, 2005 was $223,000, an increase of $322,000 from the $99,000 net loss reported during the comparable 2004 period. The increase in net income was primarily attributed to the increase in volume and price of certain refrigerants sold.

Liquidity and Capital Resources

At March 31, 2005, the Company had a working capital, which represents current assets less current liabilities, of approximately $1,594,000, an increase of $288,000 from the working capital of $1,306,000 at December 31, 2004. The increase in working capital is primarily attributable to operating results.

Principal components of current assets are inventory and trade receivables. At March 31, 2005, the Company had inventories of $2,117,000, a decrease of $544,000 or 20% from the $2,661,000 at December 31, 2004. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants, which are no longer being manufactured, or non-CFC refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At March 31, 2005, the Company had trade receivables, net of allowance for doubtful accounts, of $1,580,000, a decrease of $159,000 or 9% from the $1,739,000 at December 31, 2004. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash provided by operating activities for the three month period ended March 31, 2005, was $1,087,000 compared with net cash used by operating activities of $345,000 for the comparable 2004 period. Net cash provided by operating activities was primarily attributable to the net profit for the 2005 period and a decrease in accounts receivable and inventory.

Net cash used by investing activities for the three month period ended March 31, 2005, was $62,000 compared with net cash used by investing activities of $22,000 for the prior comparable 2004 period. The net cash used by investing activities for the 2005 period was primarily related to investment in equipment used for the Company's RefrigerantSide® Service business.

Net cash used by financing activities for the three month period ended March 31, 2005, was $1,093,000 compared with net cash provided by financing activities of $496,000 for the comparable 2004 period. The net cash provided by financing activities for the 2004 period primarily consisted of $84,000 net proceeds received by the Company from the sale of Common Stock and proceeds from short-term debt of $500,000, offset by the repayment of long-term debt of $88,000. The net cash used by financing activities for the 2005 period was due to the repayment of debt.

At March 31, 2005, the Company had cash and cash equivalents of $547,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility, expansion of its RefrigerantSide® Services and with the alliance with the BOC Group. The Company estimates that capital expenditures during 2005 may range from approximately $500,000 to $700,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 7.75% at March 31, 2005. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2005, Hudson had in the aggregate $242,000 of borrowings outstanding and $2,189,000 available for borrowing under the Keltic credit facility.

Prior to March 31, 2004, the Company paid semi annually dividends on its Series A Preferred Stock. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment represents the final dividend payment on the outstanding Series A Preferred Stock.

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. Upon conversion the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock.

The Company believes that it will be able to satisfy its working capital requirements for the next twelve months from anticipated cash flows from operations and available funds under its credit facility with Keltic. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's depots and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin, non CFC based, and reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Historically, most of the Company's refrigerant sales have been CFC based refrigerants, which are no longer manufactured. In addition, the Company's suppliers of R-134a, a non CFC based refrigerant, have notified the Company that the supply of this product will be limited to an annual allocation for 2005. To the extent that the Company is unable to obtain sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's future financial condition and results of operations would be materially adversely affected.

During the three month period ended March 31, 2005, one customer accounted for 23% of the Company's revenues. During the three month period ended March 31, 2004, one customer accounted for 17% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in losses during the second half of the year. Delays in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales and is continuing to assess this seasonal trend.

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In March 2005, the Company agreed to extend the statute of limitations applicable to any claims that may be available against it by Ramapo Land Company ("Ramapo"), the lessor of the Company's Hillburn, New York facility (the "Hillburn Facility"), arising out of the April 1, 1999 release (the "1999 Release") at the Hillburn facility of approximately 7,800 lbs. of R-11 refrigerant, for an additional two years. Between April 2004 and September 2004, Ramapo advised the Company that it had incurred approximately $80,000 in legal and consulting fees relating to the 1999 Release and has requested reimbursement from the Company for these costs and for future costs that may be incurred in this regard. In September 2004, Ramapo advised the Company that the value of the real property upon which the Hillburn facility is situated has been diminished in value by an unspecified amount as a result of the 1999 Release. There can be no assurance that a claim asserted by Ramapo for diminishment of the value of the Hillburn facility, and for legal and environmental costs incurred, will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

For further information on the 1999 Release, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2004.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company granted options to purchase an aggregate of 296,875 shares of Common Stock to employees pursuant to its Stock Option Plans. With respect to these option grants the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and /or Section 2(a) (3) of the Act.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 4, 2005
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 4, 2005
	James R. Buscemi	Date
Chief Financial Officer