Form 10QSB
period 2005-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2005-08-03
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,517,594 shares
Class	Outstanding at July 25, 2005

Transitional Small Business Disclosure Format (check one): Yes No X .

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 677	$ 615
Trade accounts receivable - net of allowance for doubtful
accounts of $283 and $253	2,886	1,739
Inventories	2,735	2,661
Prepaid expenses and other current assets	174	307
Total current assets	6,472	5,322

Property, plant and equipment, less accumulated depreciation and amortization	2,670	1,801
Intangible assets	98	21
Other assets	53	81
Total Assets	$ 9,293	$ 7,225
	=======	=======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,532	$ 2,392
Accrued payroll	605	467
Short-term debt and current maturities of long-term debt	232	1,157
Total current liabilities	3,369	4,016
Long-term debt, less current maturities	1,112	293
Total Liabilities	4,481	4,309

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,517,594	255	255
Additional paid-in capital	35,057	35,055
Accumulated deficit	(30,500)	(32,394)
Total Stockholders' Equity	4,812	2,916

Total Liabilities and Stockholders' Equity	$ 9,293	$ 7,225
	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period		Six month period
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Revenues	$7,221	$4,431	$11,803	$8,176
Cost of sales	4,101	2,624	7,089	5,338
Gross Profit	3,120	1,807	4,714	2,838

Operating expenses:
Selling and marketing	392	337	802	695
General and administrative	834	698	1,575	1,257
Depreciation and amortization	153	180	307	370
Total operating expenses	1,379	1,215	2,684	2,322

Operating income	1,741	592	2,030	516

Other income (expense):
Interest expense	(71)	(87)	(137)	(177)
Gain on sale of assets	--	9	--	76
Total other income (expense)	(71)	(78)	(137)	(101)

Income before income taxes	1,670	514	1,893	415

Income taxes	--	--	--	--

Net income	1,670	514	1,893	415

Preferred stock dividends	--	--	--	(228)

Available for common shareholders	$1,670	$ 514	$1,893	$ 187
	======	======	======	======

________________________
Net income per common share - basic	$ 0.07	$ 0.02	$ 0.07	$ 0.01
	======	======	======	======
Net income per common share - diluted	$ 0.07	$ 0.02	$ 0.07	$ 0.01
	======	======	======	======
Weighted average number of shares
outstanding - basic	25,517,594	25,517,594	25,517,594	17,258,610
	===========	===========	===========	===========
Weighted average number of shares
outstanding - diluted	25,533,625	25,546,450	25,531,019	17,287,466
	===========	===========	===========	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period
	ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$1,893	$ 415
Adjustments to reconcile net income
to cash provided (used) by operating activities:
Depreciation and amortization	307	370
Allowance for doubtful accounts	60	60
Gain on sale of assets	--	(76)
Stock options issued for services	3	--
Changes in assets and liabilities:
Trade accounts receivable	(1,207)	(959)
Inventories	(74)	403
Prepaid expenses and other current assets	133	(280)
Other assets	28	11
Accounts payable and accrued expenses	278	(298)
Cash provided (used) by operating activities	1,421	(354)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	--	112
Additions to patents	(84)	(2)
Additions to property, plant, and equipment	(1,169)	(140)
Cash used by investing activities	(1,253)	(30)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	--	45
Proceeds from (repayment of) short-term debt - net	(950)	90
Proceeds from long-term debt	940	--
Repayment of long-term debt	(96)	(142)
Cash used by financing activities	(106)	(7)

Increase (Decrease) in cash and cash equivalents	62	(391)
Cash and cash equivalents at beginning of period	615	656
Cash and cash equivalents at end of period	$ 677	$ 265
	======	=======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 137	$ 177

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ --	$ 445
Issuance of stock options for services	$ 3	$ --

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2004. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at June 30, 2005, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2005 and December 31, 2004.

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

During the six month period ended June 30, 2005, one customer accounted for 17% and another customer accounted for 12% of the Company's revenues. During the six month period ended June 30, 2004, no customer accounted for at least 10% of the Company's revenues.

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

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectibility. In addition, each sale is based on an arrangement with the customer and the sales price to the buyer is fixed. License fees are recognized over the period of the license based on the respective performance measurements associated with the license. Royalty revenues are recognized when earned. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six month period ended June 30,	2005	2004
(in thousands)
Refrigerant and reclamation sales	$10,138	$6,137
RefrigerantSide® Services	1,665	2,039
Total	$11,803	$8,176
	=======	======

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

Income per common and equivalent shares

For 2005, income per common share, Basic, is calculated based on the net income for the period divided by the weighted average number of shares outstanding. For 2004, income per common share, Basic, is calculated based on the net income for the period less the final dividend on the then outstanding Series A Preferred Stock of $228,000 that was paid during the three months ended March 31, 2004, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the quarter ended June 30, 2005, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share were 311,090 and 2,481,457, respectively. In 2004, the effect of equivalent shares was not dilutive.

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

Both the stock-based employee compensation cost included in the determination of the net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and net income per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Six month period ended June 30,	2005	2004
Pro forma results
(In thousands, except per share amounts)
Net income available for common shareholders:
As reported	$1,893	$ 187
Total stock based employee compensation
expense determined under fair value based
method	192	136
Pro forma	$1,701	$ 51
	======	=====
Income per common share-basic and diluted:
As reported	$ .07	$ .01
	======	=====
Pro forma	$ .07	$ --
	======	=====

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

Note 2 - Other income (expense)

For the six month period ended June 30, 2005, other expense of $137,000 consisted entirely of interest expense. For the six month period ended June 30, 2004, other expense of $101,000 consisted of interest expense of approximately $177,000 offset by a gain on sale of assets.

Note 3 - Long term debt

In May 2005, the Company purchased the Champaign, Illinois facility from its then owner for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

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

Overview

Over the past few years, the Company has created and developed a service offering known as RefrigerantSide® Services. RefrigerantSide® Services are sold to contractors and end-users associated with refrigeration systems in commercial air conditioning and industrial processing industries. These services are offered in addition to refrigerant sales and the Company's refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company's RefrigerantSide® Services to facilitate the growth and development of its service offerings.

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

Results of Operations

Three month period ended June 30, 2005 as compared to three month period ended June 30, 2004

Revenues for the three month period ended June 30, 2005 were $7,221,000, an increase of $2,790,000 or 63% from the $4,431,000 reported during the comparable 2004 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a slight decrease in RefrigerantSide® Services revenues. The increase in refrigerant revenues of $2,849,000 is related to an increase in the volume and price of certain refrigerants sold. The decrease in RefrigerantSide® Services of $58,000 was primarily attributed to the size of jobs completed.

Cost of sales for the three month period ended June 30, 2005 was $4,101,000, an increase of $1,477,000 or 56% from the $2,624,000 reported during the comparable 2004 period. The increase in cost of sales was primarily due to the volume of refrigerants sold. As a percentage of sales, cost of sales were 57% of revenues for 2005, a decrease from the 59% reported for the comparable 2004 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants.

Operating expenses for the three month period ended June 30, 2005 were $1,379,000, an increase of $164,000 or 14% from the $1,215,000 reported during the comparable 2004 period. The increase was primarily attributable to an increase in selling and general administrative payroll expense partially offset by a reduction in depreciation and amortization expense.

Other income (expense) for the three month period ended June 30, 2005 was $(71,000), compared to the $(78,000) reported during the comparable 2004 period. Other income (expense) includes interest expense of $71,000 and $87,000 for the 2005 and 2004 periods, respectively, partially offset by a gain on sale of assets of $9,000 for the 2004 period. The decrease in interest expense is primarily attributed to less borrowings in 2005.

No income taxes for the three months ended June 30, 2005 and 2004 were recognized. During the 2005 and 2004 periods no income taxes were recognized on the income before taxes of $1,670,000 and $514,000, respectively, due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the three month period ended June 30, 2005 was $1,670,000, an increase of $1,156,000 from the $514,000 reported during the comparable 2004 period. The increase in net income was primarily attributed to the increase in revenues and gross profit margins.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004

Revenues for the six months ended June 30, 2005 were $11,803,000, an increase of $3,627,000 or 44% from the $8,176,000 reported during the comparable 2004 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a decrease in RefrigerantSide® Services revenues. The increase in refrigerant revenues is related to an increase in the volume and price of certain refrigerants sold. The decrease in RefrigerantSide® Services was primarily attributable to the number of jobs completed.

Cost of sales for the six months ended June 30, 2005 was $7,089,000, an increase of $1,751,000 or 33% from the $5,338,000 reported during the comparable 2004 period. The increase in cost of sales was primarily due to the volume of refrigerants sold. As a percentage of sales, cost of sales were 60% of revenues for 2005, a decrease from the 65% reported for the comparable 2004 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants.

Operating expenses for the six months ended June 30, 2005 were $2,684,000 an increase of $362,000 or 16% from the $2,322,000 reported during the comparable 2004 period. The increase was primarily attributable to an increase in selling and administrative payroll expense, partially offset by a reduction in depreciation and amortization expense.

Other income (expense) for the six months ended June 30, 2005 was ($137,000), compared to the ($101,000) reported during the comparable 2004 period. Other income (expense) includes interest expense of $137,000 and $177,000 for the comparable six month periods ended June 30, 2005 and 2004, respectively. The decrease in interest expense is primarily attributed to a reduction in outstanding indebtedness. During the 2004 period interest expense was partially offset by a $76,000 gain on sale of assets.

No income taxes for the six months ended June 30, 2005 and 2004 were recognized. During the 2005 and 2004 periods no income taxes were recognized on the income before taxes of $1,893,000 and $415,000 respectively due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the six months ended June 30, 2005 was $1,893,000 an increase of $1,478,000 from the $415,000 net income reported during the comparable 2004 period. The increase in net income was primarily attributable to an increase in revenues and gross profit margins.

Liquidity and Capital Resources

At June 30, 2005, the Company had a working capital, which represents current assets less current liabilities, of approximately $3,103,000, an increase of $1,797,000 from the working capital of $1,306,000 at December 31, 2004. The increase in working capital is primarily attributable to operating results.

Principal components of current assets are inventory and trade receivables. At June 30, 2005, the Company had inventories of $2,735,000, an increase of $74,000 or 3% from the $2,661,000 at December 31, 2004. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject to, among other things, current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants, which are no longer being manufactured, or non-CFC refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At June 30, 2005, the Company had trade receivables, net of allowance for doubtful accounts, of $2,886,000, an increase of $1,147,000 or 66% from the $1,739,000 at December 31, 2004. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash provided by operating activities for the six month period ended June 30, 2005, was $1,421,000 compared with net cash used by operating activities of $354,000 for the comparable 2004 period. Net cash provided by operating activities was primarily attributable to the net profit for the 2005 period partially offset by an increase in trade accounts receivable.

Net cash used by investing activities for the six month period ended June 30, 2005, was $1,253,000 compared with net cash used by investing activities of $30,000 for the comparable 2004 period. The net cash used by investing activities for the 2005 period was primarily related to investment in property, plant and equipment, particularly the Company's purchase of the Champaign, Illinois facility for $999,000.

Net cash used by financing activities for the six month period ended June 30, 2005, was $106,000 compared with net cash used by financing activities of $7,000 for the comparable 2004 period. The net cash used by financing activities for the 2005 period was due to the repayment of debt.

At June 30, 2005, the Company had cash and cash equivalents of $677,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility, expansion of its RefrigerantSide® Services and with the alliance with the BOC Group. The Company estimates that capital expenditures during 2005 may range from approximately $1,400,000 to

$1,600,000. The Company has expended approximately $1,169,000 through June 30, 2005 of which approximately $940,000 has been financed with additional debt.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 8.25% at June 30, 2005. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2005, Hudson had in the aggregate $97,000 of borrowings outstanding and $3,335,000 available for borrowing under the revolving line of credit. In addition, the Company had $240,000 of borrowings outstanding under its term loan with Keltic.

Prior to March 31, 2004, the Company paid semi annual dividends on its Series A Preferred Stock. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455, additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment represents the final dividend payment on the outstanding Series A Preferred Stock.

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. Upon conversion the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock.

In May 2005, the Company purchased the Champaign, Illinois facility from its then owner for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

The Company believes that it will be able to satisfy its working capital requirements for the next twelve months from anticipated cash flows from operations and available funds under its credit facility with Keltic. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

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

During the six month period ended June 30, 2005, one customer accounted for 17% and another customer accounted for 12% of the Company's revenues. During the six month period ended June 30, 2004, no customer accounted for at least 10% of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Between April 2004 and September 2004, Ramapo Land Company ("Ramapo"), the lessor of the Company's Hillburn, New York facility (the "Hillburn Facility"), advised the Company that it had incurred approximately $80,000 in legal and consulting fees relating to the April 1, 1999 release (the "1999 Release") at the Hillburn Facility of approximately 7,800 lbs. of R-11 refrigerant, and requested reimbursement from the Company for these costs and for future costs that may be incurred in this regard. In September 2004, Ramapo advised the Company that the value of the real property upon which the Hillburn Facility is situated has been diminished in value by an unspecified amount as a result of the 1999 Release. In July 2005, the Company received a summons with notice in connection with an action commenced by Ramapo against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $2,000,000 for an alleged and unspecified breach of contract (the "Rockland County Action"). The Company has not received a formal complaint in the Rockland County Action. The Company has entered into a stipulation with Ramapo by which the Company's time to serve a Notice of Appearance and/or a Demand for a Complaint upon Ramapo has been extended until September 30, 2005 in order to provide the Company and Ramapo with an opportunity to attempt to settle the Rockland County Action. There can be no assurance that the Company will be able to reach a settlement with Ramapo or, if it does, that the terms of any such settlement will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that, in the event the Company is unable to reach a settlement with Ramapo, any claims asserted by Ramapo in the Rockland County Action will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

For further information on the 1999 Release, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2004.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, the Company granted options to purchase an aggregate of 90,625 shares of Common Stock to officers and employees pursuant to its Stock Option Plans. With respect to these option grants the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and /or Section 2(a) (3) of the Act.

Item 4 - Submission of Matters to a Vote of Security Holders

On June 28, 2005 the Company held an Annual Meeting of Shareholders at which the Company's security holders voted for the election of three directors whose class was set to expire in 2005 (Messrs. Vincent P. Abbatecola, Robert L. Burr and Otto C. Morch) to serve until the Annual Meeting of Shareholders of the Company to be held in 2007. The results of the vote were as follows:

Director	Votes Cast "For"	Votes Withheld

Vincent P. Abbatecola	22,532,338	146,175
Robert L. Burr	22,491,959	186,554
Otto C. Morch	22,542,238	136,275

Item 6 - Exhibits

(a) The following exhibits are attached to this report:

10.1 Contract for Sale of Real Estate dated May 24, 2005, between Hudson Technologies Company and Busey Bank

10.2 Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank

10.3 Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 3, 2005
Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 3, 2005
James R. Buscemi	Date
Chief Financial Officer