Form 10QSB
period 2005-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2005-11-04
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(Former name, former address and former fiscal year, if changed since last report)

_____________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes No X .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,748,344 shares
Class	Outstanding at October 25, 2005

Transitional Small Business Disclosure Format (check one): Yes No X .

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 407	$ 615
Trade accounts receivable - net of allowance for doubtful
accounts of $277 and $253	2,568	1,739
Inventories	3,699	2,661
Prepaid expenses and other current assets	226	307
Total current assets	6,900	5,322

Property, plant and equipment, less accumulated depreciation and amortization	2,650	1,801
Other assets	54	81
Intangible assets	96	21
Total Assets	$ 9,700	$ 7,225
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,344	$ 2,392
Accrued payroll	525	467
Short-term debt and current maturities of long-term debt	316	1,157
Total current liabilities	3,185	4,016
Long-term debt, less current maturities	940	293
Total Liabilities	4,125	4,309

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,748,344 and 25,517,594	257	255
Additional paid-in capital	35,291	35,055
Accumulated deficit	(29,973)	(32,394)
Total Stockholders' Equity	5,575	2,916

Total Liabilities and Stockholders' Equity	$ 9,700	$ 7,225
	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004

Revenues	$4,518	$3,571	$16,322	$11,747
Cost of sales	2,747	2,284	9,836	7,622
Gross Profit	1,771	1,287	6,486	4,125

Operating expenses:
Selling and marketing	357	330	1,159	1,025
General and administrative	628	492	2,203	1,748
Depreciation and amortization	154	180	461	551
Total operating expenses	1,139	1,002	3,823	3,324

Operating income	632	285	2,663	801

Other income (expense):
Interest expense	(80)	(90)	(218)	(267)
Other income	--	105	--	105
Gain on sale of assets	--	1	--	77
Total other income (expense)	(80)	16	(218)	(85)

Income before income taxes	552	301	2,445	716

Income taxes	24	--	24	--

Net income	528	301	2,421	716

Preferred stock dividends	--	--	--	(228)

Available for common shareholders	$528	$301	$2,421	$488
	====	====	=====	====

Net income per common share - basic	$0.02	$0.01	$0.09	$0.02
	====	====	====	====
Net income per common share - diluted	$0.02	$0.01	$0.09	$0.02
	====	====	====	====
Weighted average number of shares
outstanding - basic	25,579,261	25,517,594	25,492,844	20,011,605
	========	========	========	========
Weighted average number of shares
outstanding - diluted	25,700,915	25,541,032	25,622,873	20,037,152
	========	========	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period
	ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,421	$ 716
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization	461	551
Allowance for doubtful accounts	90	90
Stock issued for services	3	--
Gain on sale of assets	--	(77)
Changes in assets and liabilities:
Trade accounts receivable	(919)	(311)
Inventories	(1,038)	301
Prepaid expenses and other current assets	81	(337)
Other assets	27	11
Accounts payable and accrued expenses	11	(505)
Cash provided by operating activities	1,137	439

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	--	111
Additions to patents	(86)	(2)
Additions to property, plant, and equipment	(1,299)	(237)
Cash used by investing activities	(1,385)	(128)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	235	45
Repayment of short-term debt - net	(1,038)	(568)
Proceeds from long-term debt	973	--
Repayment of long-term debt	(130)	(184)
Cash provided (used) by financing activities	40	(707)

Decrease in cash and cash equivalents	(208)	(396)
Cash and cash equivalents at beginning of period	615	656
Cash and cash equivalents at end of period	$ 407	$ 260
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 218	$ 267

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ --	$ 445

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2004. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2005, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2005 and December 31, 2004.

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

During the nine month period ended September 30, 2005, two customers accounted for 12% and 12% of the Company's revenues, respectively. During the nine month period ended September 30, 2004, one customer accounted for 13% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine month period ended September 30,	2005	2004
(in thousands)
Refrigerant and reclamation sales	$13,782	$ 8,657
RefrigerantSide® Services	2,540	3,090
Total	$16,322	$11,747
	=======	======

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for prior period losses. The tax benefit associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. The tax provision of $24,000 reflects state income tax for those states that do not allow for net operating loss carry forwards.

Income per common and equivalent shares

For 2005, income per common share, Basic, is calculated based on the net income for the period divided by the weighted average number of shares outstanding. For 2004, income per common share, Basic, is calculated based on the net income for the period less the final dividend on the then outstanding Series A Preferred Stock of $228,000 that was paid during the three months ended March 31, 2004, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the quarter ended September 30, 2005, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share were 1,488,438 and 644,852, respectively. In 2004, the effect of equivalent shares was not dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, non chlorofluorocarbon ("CFC") based, and reclaimable, primarily CFC based, refrigerants from suppliers and its customers. To the extent that the Company is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company would realize reductions in refrigerant processing and loss of revenues, which would have a material adverse affect on operating results.

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

	Three month period		Nine month period
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Pro forma results
(In thousands, except per share amounts)
Net income available for common shareholders:
As reported	$ 528	$ 301	$2,421	$ 488
Total stock based employee compensation
expense determined under fair value based method	86	68	278	204
Pro forma	$ 442	$ 233	$2,143	$ 284
	====	====	======	====
Income per common share-basic and diluted:
As reported	$ .02	$ .01	$ .09	$ .02
	====	====	====	====
Pro forma	$ .02	$ .01	$ .08	$ .01
	====	====	====	====

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

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions.

SFAS 151, 152 and 153 are effective for fiscal years beginning after September 15, 2005. The Company does not believe that the adoption of these accounting pronouncements will have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued a revision of FASB statement No. 123, ("Revised SFAS 123") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Revised SFAS 123 establishes fair value as the measurement objective in accounting for share-based payment arrangements. Revised SFAS 123 is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The revised SFAS No. 123 may have a material effect on the Company's results of operations but not on the Company's financial position.

In May 2005, the FASB issued FASB statement No. 154 ("SFAS 154"). SFAS 154 addresses accounting for changes and error corrections. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of the accounting pronouncement will have a material impact on the Company's financial position and results of operations.

Note 2 - Other income (expense)

For the nine month period ended September 30, 2005, other expense of $218,000 consisted entirely of interest expense. For the nine month period ended September 30, 2004, other expense of $85,000 consisted of interest expense of approximately $267,000 offset by a gain on sale of assets and proceeds from an insurance settlement.

Note 3 - Long term debt

In May 2005, the Company purchased the Champaign, Illinois facility from its then owner for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $943,000 with a balloon payment due on September 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price of refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Results of Operations

Three month period ended September 30, 2005 as compared to three month period ended September 30, 2004

Revenues for the three month period ended September 30, 2005 were $4,518,000, an increase of $947,000 or 27% from the $3,571,000 reported during the comparable 2004 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a slight decrease in RefrigerantSide® Services revenues. The increase in refrigerant revenues of $1,124,000 is related to an increase in the volume and price of certain refrigerants sold. The decrease in RefrigerantSide® Services of $177,000 was primarily attributed to the size of jobs completed.

Cost of sales for the three month period ended September 30, 2005 was $2,747,000, an increase of $463,000 or 20% from the $2,284,000 reported during the comparable 2004 period. The increase in cost of sales was primarily due to the volume of refrigerants sold. As a percentage of sales, cost of sales were 61% of revenues for 2005, a decrease from the 64% reported for the comparable 2004 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants.

Operating expenses for the three month period ended September 30, 2005 were $1,139,000, an increase of $137,000 or 14% from the $1,002,000 reported during the comparable 2004 period. The increase was primarily attributable to an increase in selling and general administrative payroll expense partially offset by a reduction in depreciation and amortization expense.

Other income (expense) for the three month period ended September 30, 2005 was $(80,000), compared to the $16,000 reported during the comparable 2004 period. Other income (expense) includes interest expense of $80,000 and $90,000 for the 2005 and 2004 periods, respectively, partially offset by a gain on sale of assets of $1,000 and proceeds from an insurance settlement of $105,000 during the 2004 period. The decrease in interest expense is primarily attributed to a reduction in borrowings in 2005 when compared to the 2004 period.

Income taxes for the three months ended September 30, 2005 of $24,000 were recognized for states that either do not allow or have limitations on net operating loss carry forwards. During the 2005 and 2004 periods no federal income taxes were recognized on the income before taxes due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the three month period ended September 30, 2005 was $528,000, an increase of $227,000 from the $301,000 reported during the comparable 2004 period. The increase in net income was primarily attributed to the increase in revenues and gross profit partially offset by an increase in operating expenses.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004

Revenues for the nine months ended September 30, 2005 were $16,322,000, an increase of $4,575,000 or 39% from the $11,747,000, reported during the comparable 2004 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues offset by a decrease in RefrigerantSide® Services revenues. The increase in refrigerant revenues of $5,125,000 is related to an increase in the volume and price of certain refrigerants sold. The decrease in RefrigerantSide® Services of $550,000 was primarily attributable to both the number and the size of jobs completed.

Cost of sales for the nine months ended September 30, 2005 was $9,836,000, an increase of $2,214,000 or 29% from the $7,622,000 reported during the comparable 2004 period. The increase in cost of sales was primarily due to the volume of refrigerants sold. As a percentage of sales, cost of sales were 60% of revenues for 2005, a decrease from the 65% reported for the comparable 2004 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants.

Operating expenses for the nine months ended September 30, 2005 were $3,823,000 an increase of $499,000 or 15% from the $3,324,000 reported during the comparable 2004 period. The increase was primarily attributable to an increase in selling and administrative payroll expense, partially offset by a reduction in depreciation and amortization expense.

Other income (expense) for the nine months ended September 30, 2005 was ($218,000), compared to the ($85,000) reported during the comparable 2004 period. Other income (expense) includes interest expense of $218,000 and $267,000 for the comparable nine month periods ended September 30, 2005 and 2004, respectively. The decrease in interest expense is primarily attributed to a reduction in borrowings in 2005 when compared to the 2004 period. During the 2004 period interest expense was partially offset by a $77,000 gain on sale of assets, and proceeds from an insurance settlement of $105,000.

Income taxes for the nine months ended September 30, 2005 of $24,000 were recognized for states that either do not allow or have limitations on net operating loss carry forwards. During the 2005 and 2004 periods no federal income taxes were recognized on the income before taxes due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations.

Net income for the nine months ended September 30, 2005 was $2,421,000 an increase of $1,705,000 from the $716,000 net income reported during the comparable 2004 period. The increase in net income was primarily attributable to an increase in revenues and gross profit partially offset by an increase in operating expenses.

Liquidity and Capital Resources

At September 30, 2005, the Company had working capital, which represents current assets less current liabilities, of approximately $3,715,000, an increase of $2,409,000 from the working capital of $1,306,000 at December 31, 2004. The increase in working capital was primarily attributable to operating results.

Principal components of current assets are inventory and trade receivables. At September 30, 2005, the Company had inventories of $3,699,000, an increase of $1,038,000 or 39% from the $2,661,000 at December 31, 2004. The increase in the inventory balance was due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject to, among other things, current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants, which are no longer being manufactured, or non-CFC refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At September 30, 2005, the Company had trade receivables, net of allowance for doubtful accounts, of $2,568,000, an increase of $829,000 or 48% from the $1,739,000 at December 31, 2004. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2005, was $1,137,000 compared with net cash provided by operating activities of $439,000 for the comparable 2004 period. Net cash provided by operating activities was primarily attributable to the net profit for the 2005 period partially offset by an increase in trade accounts receivable and inventories.

Net cash used by investing activities for the nine month period ended September 30, 2005, was $1,385,000 compared with net cash used by investing activities of $128,000 for the comparable 2004 period. The net cash used by investing activities for the 2005 period was primarily related to investment in property, plant and equipment, particularly the Company's purchase of the Champaign, Illinois facility for $999,000.

Net cash provided by financing activities for the nine month period ended September 30, 2005, was $40,000 compared with net cash used by financing activities of $707,000 for the comparable 2004 period. The net cash provided by financing activities for the 2005 period was due to the issuance of Common Stock in accordance with the exercise of employee stock options and an increase in indebtedness primarily related to the purchase of the Champaign, Illinois facility, offset by net repayment of debt.

At September 30, 2005, the Company had cash and cash equivalents of $407,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility, expansion of its RefrigerantSide® Services and with the alliance with the BOC Group. The Company estimates that capital expenditures during 2005 may range from approximately $1,400,000 to $1,600,000. The Company has expended approximately $1,299,000 through September 30, 2005 of which approximately $970,000 has been financed with additional debt.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2006. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 2.0%, or 6.5%, and was 8.75% at September 30, 2005. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2005, Hudson had in the aggregate $10,000 of borrowings outstanding and $3,657,000 available for borrowing under the revolving line of credit. In addition, the Company had $250,000 of borrowings outstanding under its term loan with Keltic. All outstanding indebtedness with Keltic is classified as short-term debt due to the fact that the credit facility expires on May 30, 2006.

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

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $.79 per share. Upon conversion the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock (the "Conversion Shares"). In connection with the original purchase of the Company's Series A Preferred Stock, the holders of the Preferred Stock were provided certain registration, preemptive and tag along rights and such rights continue to be held by the holders of the Conversion Shares. The holders of the Conversion Shares have the right, for as long as they hold at least thirty-five (35%) percent in the aggregate of the Conversion Shares, or at least 5,739,114 Conversion Shares, to nominate up to two individuals to become members of the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will attend and observe meetings of the Board of Directors. The holders of the Conversion Shares have the right, for as long as they hold at least twenty (20%) percent, or at least 3,279,494 Conversion Shares, but less than thirty-five (35%) percent in the aggregate of the Conversion Shares, to nominate one individual to become a member of the Company's Board of Directors, or at their option, to designate one advisor to the Company's Board of Directors who will attend and observe meetings of the Board of Directors.

In May 2005, the Company purchased the Champaign, Illinois facility from its then owner for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $943,000 with a balloon payment due on September 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

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

Reliance on Suppliers and Customers

The Company's financial performance is in part dependent on its ability to obtain sufficient quantities of virgin, non CFC based, and reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. Historically, most of the Company's refrigerant sales have been CFC based refrigerants, which are no longer manufactured. In addition, the Company's suppliers of R-134a and R-22, both non CFC based refrigerants, have notified the Company that the supply of this product will be limited to an annual allocation for 2006. To the extent that the Company is unable to obtain sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's future financial condition and results of operations would be materially adversely affected.

During the nine month period ended September 30, 2005, two customers accounted for 12% and 12% of the Company's revenues, respectively. During the nine month period ended September 30, 2004, one customer accounted for at 13% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in losses during the second half of the year. Delays in securing adequate supplies of refrigerants, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer would result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales and is continuing to assess this seasonal trend.

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Between April 2004 and September 2004, Ramapo Land Company ("Ramapo"), the lessor of the Company's Hillburn, New York facility (the "Hillburn Facility"), advised the Company that it had incurred approximately $80,000 in legal and consulting fees relating to the April 1, 1999 release (the "1999 Release") at the Hillburn Facility of approximately 7,800 lbs. of R-11 refrigerant, and requested reimbursement from the Company for these costs and for future costs that may be incurred in this regard. In September 2004, Ramapo advised the Company that the value of the real property upon which the Hillburn Facility is situated has been diminished in value by an unspecified amount as a result of the 1999 Release. In July 2005, the Company received a summons with notice in connection with an action commenced by Ramapo against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $2,000,000 for an alleged and unspecified breach of contract (the "Rockland County Action"). The Company has not received a formal complaint in the Rockland County Action. The Company has served a Notice of Appearance and a Demand for a Complaint upon Ramapo and to date has not received a formal complaint from Ramapo. There can be no assurance that the Company will be able to reach a settlement with Ramapo or, if it does, that the terms of any such settlement will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that, in the event the Company is unable to reach a settlement with Ramapo, any claims asserted by Ramapo in the Rockland County Action will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

For further information on the 1999 Release, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2004.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, the Company granted options to purchase an aggregate of 191,250 shares of Common Stock to officers and employees pursuant to its Stock Option Plans. With respect to these option grants the Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, the ("Act") as transactions by an issuer not involving a public offering and /or Section 2(a) (3) of the Act.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 4, 2005
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 4, 2005
	James R. Buscemi	Date
Chief Financial Officer