Form 10KSB/A
period 2004-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2006-03-28
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A ("Form 10-KSB/A") to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission ("SEC") on March 9, 2005 ("Original Filing") reflects a restatement ("Restatement") of the amount available to common shareholders and the net (loss) per common share for the fiscal year ended December 31, 2003 contained in the consolidated statements of operations of the Company for fiscal 2003. Further information on this adjustment can be found in Note 2 to the accompanying consolidated financial statements.

This Form 10-KSB/A only amends and restates Items 6, 7 and 8B of Part II of the Original Filing and the Company has revised other language from the Original Filing to reflect the Restatement. Although this Form 10-KSB/A contains all of the items required to be included in an Annual Report on Form 10-KSB, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 13 of Part IV of the Original Filing has been amended to contain the consent of the Company's independent registered public accounting firm and currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated consents of the Company's independent registered public accounting firm and the certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Operating expenses for 2004 were $5,106,000 a decrease of $1,328,000 or 21% from the $6,434,000 reported during the comparable 2003 period. The decrease was primarily attributable to a reduction in selling, general and administrative of $830,000 and reorganization costs of $350,000 due to the Company's reorganization of the Company's RefrigerantSide® Service offering that occurred in May 2003 and a reduction in depreciation and amortization costs of $148,000.

Other income (expense) for 2004 was ($236,000), compared to the ($910,000) reported during the comparable 2003 period. Other income (expense) includes interest expense of $341,000 and $934,000 for the comparable 2004 and 2003 periods, respectively. The decrease in interest expense is primarily attributed to a reduction in outstanding indebtedness. During the 2004 period, interest expense was offset by insurance proceeds of $105,000. During the 2003 period, interest expense was offset by sub-lease income of $24,000.

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

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2004 and is more fully disclosed in the Notes to the Consolidated Financial Statements (see Notes 9 and 11 to the Notes to the Consolidated Financial Statements) (amounts in thousands of dollars).

	Year ended December 31,
	2005(2)	2006	2007	2008	2009	Total

Long and short term debt and capital lease	$1,157	$ 113	$ 114	$ 61	$ 5	$1,450
Obligations (1)
Operating leases (1)	474	285	267	62	59	1,147

Total contractual cash obligations (1)	$1,631	$ 398	$ 381	$ 123	$ 64	$2,597
	=======	======	======	======	======	======

____________

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

In December 2003, then outstanding convertible notes were converted to Common Stock. Certain of these convertible notes converted at a rate of $0.79 per common share. Consequently, the Series A Preferred Stock conversion rate was adjusted downward from $2.375 to $0.79 and the Series A Preferred Stock was then convertible into an additional 10,566,807 shares of Common Stock. The value of these additional shares was deemed to be $9,500,000 and such amount was recognized as a dividend to the holders of the Series A Preferred Stock. The deemed dividend of $9,500,000 was reflected in the calculation of the 2003 loss per common share.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Subsequent to the evaluation, the CEO and CFO concluded that the Restatement of the amounts available to the Company's common shareholders and net loss per common share contained in the Company's financial statements for the fiscal year ended December 31, 2003 would be required. See note 2 to the Consolidated financial statements.  As a result the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at December 31, 2004 to provide reasonable assurance that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information

On March 24, 2006, certain of the Company's executive officers, in consultation with members of the Company's Audit Committee, determined that as a result of the Restatement, the amount available for common shareholders and the net loss per common share included in the Company's Consolidated Statement of Operations for the fiscal year ended December 31, 2003 that were contained in the Original Filing should no longer be relied on. See Explanatory Note and Note 2 to the accompanying consolidated financial statements for the facts related to the Restatement. At the request of the Audit Committee these executive officers discussed the subject of the Restatement with representatives of the Company's independent accountants.

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

Robert L. Burr has been a Director of the Company since August 1999. Mr. Burr has been a Partner of Windcrest Discovery Investments LLC, an investment management firm, from its inception in February 2002 and since October 2001 has a consulting agreement with J.P. Morgan Partners under which he is the lead partner of Fleming US Discovery Partners, L.P., a private equity sponsor affiliated with J.P. Morgan Chase & Co. Fleming US Discovery Partners, L.P. is the general partner of Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. Mr. Burr was employed by J. P. Morgan Chase & Co. from July 1995 to October 2001. From 1992 to 1995, Mr. Burr was head of Private Equity at Kidder, Peabody & Co., Inc. Previously, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley

Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr serves on the Board of Directors of Displaytech, Inc. and Impax Laboratories, Inc.

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
Summary Compensation Table
					Long Term Compensation

			Annual Compensation (1)		Awards
					Securities Underlying
Name	Position	Year	Salary	Bonus	Options #

Kevin J. Zugibe (2)	Chairman of the Board	2004	$146,230	$62,750(3)	331,250 shares
	and Chief Executive	2003	$145,136	--	123,000 shares
	Officer	2002	$ 97,471	--	45,000 shares

Brian F. Coleman	President and Chief	2004	$138,799	$48,000(3)	118,750 shares
	Operating Officer	2003	$138,799	--	79,500 shares
		2002	$138,799	--	--

James R. Buscemi	Chief Financial Officer	2004	$108,800	$18,450(3)	46,875 shares
		2003	$108,593	--	15,000 shares
		2002	$ 96,304	--	10,000 shares

Charles F. Harkins, Jr.	Vice President Sales	2004	$136,800	$53,450(3)	57,813 shares
		2003	$133,031	$10,000	85,000 shares
		2002	$110,079	$29,976	--

Stephen P. Mandracchia	Vice President Legal and	2004	$123,800	$33,450(3)	61,875 shares
	Regulatory and Secretary	2003	$123,800	--	60,000 shares
		2002	$123,800	--	--

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

HUDSON TECHNOLOGIES, INC.
By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 27, 2006
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 27, 2006
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 27, 2006
Vincent P. Abbatecola

/s/ Robert L. Burr	Director	March 27, 2006
Robert L. Burr

/s/ Dominic J. Monetta	Director	March 27, 2006
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 27, 2006
Otto C. Morch

/s/ Harry C. Schell	Director	March 27, 2006
Harry C. Schell

/s/ Robert M. Zech	Director	March 27, 2006
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

As discussed in Note 2, to the consolidated financial statements, the 2003 statement of operations has been restated to record a deemed dividend relating to a reduction in the conversion price of the Company's Series A Preferred Stock.

/s/ BDO Seidman, LLP

Valhalla, New York

February 18, 2005,

Except for Note 2 which

is as of March 27, 2006

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
=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the year ended December 31,
	2004	2003
		(restated)
Revenues	$14,613	$17,963
Cost of sales	9,007	13,051
Gross Profit	5,606	4,912

Operating expenses:
Selling and marketing	1,428	1,634
General and administrative	2,945	3,569
Reorganization costs	-	350
Depreciation and amortization	733	881
Total operating expenses	5,106	6,434

Operating income (loss)	500	(1,522)

Other income (expense):
Interest expense	(341)	(934)
Other income	105	24
Total other income (expense)	(236)	(910)

Income (loss) before income taxes	264	(2,432)

Income taxes	--	--

Net income (loss)	264	(2,432)

Preferred stock dividends	(228)	(10,366)

Available for common shareholders	$ 36	$(12,798)
	=========	=========

________________________

Net income (loss) per common share - basic and diluted	$ 0.00	$ (2.43)
	========	========
Weighted average number of shares outstanding - basic	21,388,102	5,271,086
	===========	==========
Weighted average number of shares outstanding - diluted	21,417,814	5,271,086
	===========	==========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2002	116,629	$11,663	5,165,020	$52	$20,019	$(30,226)	$1,508

Issuance of Common Stock - net	--	--	1,396,432	14	1,022	--	1,036

Issuance of Common Stock upon conversion of indebtedness	--	--	2,436,874	24	2,373	--	2,397

Issuance of Common Stock upon exercise of stock options	--	--	1,300	--	2	--	2

Dividends paid in-kind on Series A Preferred Stock	8,456	846	--	--	(846)	--	--

Original issue discount on related party debt in connection with issuance of warrants	--	--	--	--	95	--	95

Net Loss	--	--	--	--	--	(2,432)	(2,432)

Balance at December 31, 2003	125,085	12,509	8,999,626	90	22,665	(32,658)	2,606

Issuance of Common Stock upon exercise of stock options	--	--	120,500	1	128	--	129

Dividend paid in-kind on Series A Preferred Stock	4,455	445	--	--	(445)	--	--

Fees associated with Common Stock registration	--	--	--	--	(83)	--	(83)

Conversion of Preferred Stock to Common Stock	(129,540)	(12,954)	16,397,468	164	12,790	--	--

Net Income	--	--	--	--	--	264	264

Balance at December 31, 2004	--	--	25,517,594	$ 255	$ 35,055	$(32,394)	$2,916
	========	=======	===========	=====	=========	=========	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the year ended December 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$264	$(2,432)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	733	881
Allowance for doubtful accounts	120	120
Amortization of original issue discount	--	315
Gain on sale of assets	(98)	(11)
Issuance of stock for services	--	175
Issuance of stock for interest expense	--	163
Changes in assets and liabilities:
Trade accounts receivable	95	(104)
Inventories	(74)	380
Prepaid expenses and other current assets	(38)	(20)
Other assets	28	10
Accounts payable and accrued expenses	(174)	(245)
Cash provided (used) by operating activities	856	(768)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	153	20
Additions to patents	(4)	(19)
Additions to property, plant, and equipment	(385)	(520)
Cash used by investing activities	(236)	(519)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	46	863
Repayment of short-term debt - net	(519)	(468)
Proceeds from long-term debt	25	1,538
Repayment of long-term debt	(213)	(535)
Cash provided (used) by financing activities	(661)	1,398

Increase (decrease) in cash and cash equivalents	(41)	111
Cash and equivalents at beginning of period	656	545
Cash and equivalents at end of period	$ 615	$ 656
	======	=======
___________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 341	$ 456

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ 445	$ 846
Issuance of common stock upon conversion of indebtedness and accrued interest	$ --	$2,397

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

Income (loss) per common and equivalent shares

Income (loss) per common share, Basic, is calculated based on the net income (loss) for the period plus dividends on the outstanding Series A Preferred Stock, $228,000 and $10,366,000 for the years ended December 31, 2004 and 2003, respectively, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the year ended December 31, 2004, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share were 245,465 and 2,204,782, respectively. The effect of equivalent shares was not dilutive in 2003.

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

Years ended December 31,	2004	2003
Pro forma results
(In thousands, except per share amounts)
Net income (loss) available for common shareholders:
As reported	$ 36	$(3,298)
Total stock based employee compensation
expense determined under fair value based
method	384	272
Pro forma	$ (348)	$(3,570)
	====	======
Income (loss) per common share-basic and diluted:
As reported	$ .00	$ (.63)
	=====	======
Pro forma	$ (.01)	$ (.68)
	=====	======

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

Note 2 - Restatement

The Company has restated the amount available for common shareholders and the net loss per common share included in the year ended December 31, 2003 statement of operations to reflect as a deemed dividend the value of the change in the conversion price of the Series A Preferred Stock. Prior to December 2003, the Series A Preferred Stock was convertible into Common Stock at a $2.375 conversion price. In December 2003, as a result of the conversion of then outstanding convertible debt, the conversion price of the Series A Preferred Stock was adjusted downward to $0.79. As a result of the downward adjustment in the conversion price of the Series A Preferred Stock, upon conversion, the holders of the Series A Preferred Stock would receive an additional 10,566,807 shares of Common Stock. The fair value of the additional 10,566,807 shares of Common Stock was determined to be $9,500,000 and such amount was recognized as a dividend to the holders of the Series A Preferred Stock. Therefore, the Company has restated its earnings per share calculation to reflect the dividend of $9,500,000.

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

Note 5 - Income taxes

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
========

Note 6 - Trade accounts receivable - net

At December 31, 2004, trade accounts receivable are net of reserves for doubtful accounts of $253,000.

Note 7- Inventories

Inventories consisted of the following:

December 31,	2004
(in thousands)
Refrigerant and cylinders	$1,716
Packaged refrigerants	945
Total	$2,661
======

Note 8 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2004	Estimated Lives
(in thousands)
Property, plant, & equipment
- Equipment	$6,515	3-10 years
- Equipment under capital lease	152	7 years
- Vehicles	836	5 years
- Furniture & fixtures	205	7-8 years
- Leasehold improvements	659	3-7 years
- Equipment under construction	215
Subtotal	8,582
Accumulated depreciation & amortization	6,781
Total	$1,801
	======	======

Note 9 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2004
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$ 1,047
- Long-term debt: current	110
Subtotal	1,157
Long-term debt:
- Capital lease obligations	77
- Bank term loan	280
- Other	46
- Less: current maturities	(110)
Subtotal	293
Total short-term & long-term debt	$ 1,450
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

Note 10 - Stockholders' equity

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

In December 2003, then outstanding convertible notes were converted to Common Stock. Certain of these convertible notes converted at a rate of $0.79 per common share. Consequently, the Series A Preferred Stock conversion rate was adjusted downward from $2.375 to $0.79 and the Series A Preferred Stock was then convertible into an additional 10,566,807 shares of Common Stock. The value of these additional shares was deemed to be $9,500,000 and such amount was recognized as a dividend to the holders of the Series A Preferred Stock. The deemed dividend of $9,500,000 was reflected in the calculation of the 2003 loss per common share.

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