Form 10KSB
period 2005-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2006-03-28
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

_____________________

(Name of small business issuer in its charter)

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

Common Stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ].

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The Issuer's revenues for the fiscal year ended December 31, 2005 were $19,223,000

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 6, 2006 was approximately $10,042,000. As of March 6, 2006, there were 25,892,974 shares of the Issuer's Common Stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Index

Part I

Item 1. Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) refrigerant management services consisting primarily of reclamation of refrigerants. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company.

The Company's executive offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use, in the United States, of refrigerants containing chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs "), the most commonly used refrigerants, are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs and damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act further requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems, and, effective January 1, 1996, prohibited production of CFC refrigerants and limited the production of HCFC refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants, and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems, regardless of the refrigerant being used, and for the responsible management of refrigerant.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to preserve refrigerants, thereby protecting the environment from ozone depletion. In addition, the reclamation process allows the refrigerant to be re-used thereby eliminating the need to manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with manufacturing. Today, these offerings represent most of the Company's revenues. During the last six years, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, compliment the Company's refrigerant sales and refrigerant reclamation and management services. In addition, the Company has developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy. The Company believes that its RefrigerantSide® Services, including Performance Optimization services represent the Company's long term growth potential. Each of the Company's products and services are more fully described below.

RefrigerantSide® Services

The Company provides decontamination and recovery services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including its patented Zugibeast® system. Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by process patents.

In addition to the decontamination and recovery services previously described, the Company also provides predictive and diagnostic services for its customers. The Company offers diagnostic services that are intended to predict potential problems in air conditioning and refrigeration systems before they occur. The Company's Chiller Chemistry TM offering integrates several fluid tests of an operating system and integrates the laboratory results into an engineering report providing its customers with an understanding of the current condition of the fluids, the cause for any abnormal findings and the potential consequences if the abnormal findings are not remediated. ChillSmartTM combines the diagnostic information of Chiller Chemistry with a detailed performance evaluation for an operating refrigeration system and recommendations for eliminating any inefficiencies that may have been discovered.

In 2003, the Company was awarded an United States patent for its Performance Optimization System, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. Hudson's Performance Optimization Services are able to identify specific inefficiencies in the operation of refrigeration systems and, when used in concert with Hudson's RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. The Company's services help its customers' identify energy-efficient solutions that provide cost savings. These inefficiencies require power generating companies to produce more energy and, in many instances increase CO2 emissions to produce the excess energy. Consequently, not only is Hudson's reclamation system beneficial to the environment, but Hudson's Performance Optimization Services recommendations are also designed to achieve an overall reduction in CO2 emissions. The Company's Performance Optimization Services have allowed the Company to become an Energy Star ® Service and Product Provider Partner. The Company's Performance Optimization System can be customized to a particular customer's refrigeration system, such as at an industrial facility that utilizes refrigeration in its manufacturing processes, or offered as a stand alone product that can be used with air conditioning and packaged refrigeration systems, such as a comfort cooling application in large office buildings. When the Company combines it Performance Optimization System with its Chiller Chemistry TM the Company calls this combined offering ChillSmartTM.

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin, non CFC refrigerants, including HCFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. The Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed, using the Company's high volume proprietary reclamation equipment, and resold by the Company.

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, laboratory testing, through the Company's Air Conditioning and Refrigeration Institute ("ARI") certified lab, and banking (storage) services tailored to individual customer requirements. Hudson also separates "crossed" (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

Hudson's Network

Hudson operates from a network of facilities located in:
Auburn, Washington	--RefrigerantSide® Service depot
Baton Rouge, Louisiana	--RefrigerantSide® Service depot
Champaign, Illinois	--Reclamation and separation of refrigerants and cylinder refurbishment center; RefrigerantSide® Service depot
Charlotte, North Carolina	--RefrigerantSide® Service depot
Fremont, New Hampshire	--Telemarketing office
Hillburn, New York	--RefrigerantSide® Service depot
Pearl River, New York	--Company headquarters and administration offices

Strategic Alliances

In January 1997, the Company entered into an agreement with E.I. DuPont de Nemours and Company ("DuPont"), pursuant to which the Company provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's Authorized Distributor Network. The agreement expires February 28, 2008 and is subject to earlier termination, as defined in the agreement, by either party.

The Company's sales and marketing efforts for RefrigerantSide® Services business is focused on customers that the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Service offering. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to pursue the creation of additional strategic alliances with companies that service larger industrial customers in targeted industries, which, if consummated, would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services.

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. In furtherance of the Company's efforts to expand its presence outside the United States, in June 2003 the Company entered into an exclusive global technology and marketing agreement with the BOC Group PLC ("BOC Group"), a worldwide industrial gases, vacuum technologies and distribution services company that serves two million customers in more than 50 countries. Under the agreement, the Company has licensed its RefrigerantSide® Services technology to BOC Group, and the Company has agreed to enter into separate supplemental agreements with certain BOC Group affiliate companies, pursuant to which the Company will license its RefrigerantSide® Services technology and the use of its related proprietary equipment to each BOC Group affiliate in return for a license fee payable to the Company by the BOC Group affiliate in annual installments during the course of that supplemental agreement and royalty payments to the Company based on revenues derived by the BOC Group affiliate from the performance of RefrigerantSide® Services and other sales licensed from the Company. The arrangement is specifically aimed at marketing and developing the Company's RefrigerantSide® and other performance optimization services in over 20 countries outside the United States. Currently, the Company has executed two separate supplemental agreements with BOC Group affiliates covering the United Kingdom and the Republic of South Africa. The agreement with the BOC Group is, and each supplemental agreement with a BOC Group affiliate will be, for an initial term of seven years and may be further extended for an initial period of three years and thereafter on an open-ended basis unless earlier terminated by either party upon six months prior written notice.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non CFC based refrigerants from manufacturers and other suppliers and reclaimable refrigerants, including non CFC and CFC based refrigerants, from wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non CFC based refrigerants, including HCFC refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, the production of certain HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. Notwithstanding the limitations imposed by and under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent the Company is unable to source sufficient quantities of refrigerants to support its refrigerant sales, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2005 one customer accounted for 12% and one customer accounted for 11% of the Company's revenue. For the year ended December 31, 2004 one customer accounted for 12% of the Company's revenues.

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by the ARI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with ARI standards. In February 2006, the Company became one of three certified refrigerant testing certified laboratories under ARI's laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the ARI 700 standard.

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

The Resource Conservation and Recovery Act of 1976 ("RCRA") requires facilities that treat, store or dispose of hazardous wastes to comply with certain operating standards. Before transportation and disposal of hazardous wastes off-site, generators of such waste must package and label their shipments consistent with detailed regulations and prepare a manifest identifying the material and stating its destination. The transporter must deliver the hazardous waste in accordance with the manifest to a facility with an appropriate RCRA permit. Under RCRA, impurities removed from refrigerants consisting of oils mixed with water and other contaminants are not presumed to be hazardous waste.

The Emergency Planning and Community Right-to-Know Act of 1986 requires the annual reporting by the Company of Emergency and Hazardous Chemical Inventories (Tier II reports) to the various states in which the Company operates and requires the Company to file annual Toxic Chemical Release Inventory Forms with the EPA.

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

The Occupational Safety and Health Act of 1970 mandates requirements for a safe work place for employees and special procedures and measures for the handling of certain hazardous and toxic substances. State laws, in certain circumstances, mandate additional measures for facilities handling specified materials.

The Company believes that it is in compliance with all material regulations relating to its material business operations.

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratory, which is ARI certified, to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs four persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

The Company has 60 full and 5 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

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

The Company's capital requirements have been and may be significant in the future. In the future, the Company may incur additional expenses in the development and implementation of its operations. As a result, the Company may be required to seek additional equity or debt financing in order to develop its RefrigerantSide® Services business and other businesses. The Company has no current arrangements with respect to, or sources of, additional financing other than a bank line of credit that expires in May 2007. If additional financing is available, it may not be available on acceptable terms. The Company's inability to obtain additional capital financing, if and when needed, could materially adversely affect its business and future financial condition and could require the Company to curtail or otherwise cease its existing operations.

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

The Company's business and financial condition is substantially dependent on the sale and continued environmental regulation of refrigerants.

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

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the United States Occupational Safety and Health Administration and the United States Department of Transportation. Although the Company believes that it is in substantial compliance with all material regulations relating to its material business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerant could require the Company to continually alter its methods of operation and/or discontinue the sale of certain of its products resulting in costs to the Company that could be substantial. The Company may not be able, for financial or other reasons, to comply with applicable laws, regulations and permit requirements, particularly as it seeks to enter into new geographic markets. The Company's failure to comply with applicable laws, rules or regulations or permit requirements could subject it to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact its operations and future financial condition.

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

A number of factors could negatively impact the price and/or availability of refrigerants which would, in turn, adversely affect the Company's business and financial condition.

Refrigerant sales continue to represent a significant portion of the Company's revenues. Therefore, the Company's business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including commercial production and consumption limitations imposed by the Act and government regulation on HCFC refrigerants; the ban on production of CFC based refrigerants under the Act; the introduction of new refrigerants and air conditioning and refrigeration equipment; price competition resulting from additional market entrants; and changes in government regulation on the use and production of refrigerants. The Company does not maintain firm agreements with any of its suppliers of refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to the Company in the future, or may not be available on commercially reasonable terms. Additionally, the Company may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. The Company's failure to obtain and resell sufficient quantities of virgin refrigerants, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on its future operating margins and results of operations.

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

The Company's Common Stock is currently listed on NASDAQ Capital Market. The Company must comply with numerous NASDAQ MarketPlace rules in order to continue the listing of its Common Stock on NASDAQ. There can be no assurance that the Company can continue to meet the rules required to maintain the NASDAQ listing of the Company's Common Stock. If the Company is unable to maintain its listing on NASDAQ, the market liquidity of the Company's Common Stock may be severely limited.

The Fleming US Discovery Fund III, L.P. and the Fleming US Discovery Offshore Fund III, L.P. effectively control the affairs of the Company.

Currently, the Fleming US Discovery Fund III, L.P. and the Fleming US Discovery Offshore Fund III, L.P. ("Fleming Funds") collectively own approximately 75% of the Company's outstanding Common Stock. Accordingly, the Flemings Funds are in a position to significantly effect, and potentially fully control the Company and the election of its directors, and generally direct the Company's affairs. There is no provision for cumulative voting for the Company's directors.

Item 2. Description of Property

The Company's Auburn, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rental of $25,000 pursuant to an agreement expiring in April 2006.

The Company's Baton Rouge, Louisiana depot facility is located in a 3,800 square foot building leased from an unaffiliated third party pursuant to a month to month rental agreement at an annual rental of $21,000.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building which was purchased by the Company in May 2005 for $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. As of December 31, 2005 annual real estate taxes on this facility are approximately $31,000.

The Company's Charlotte, North Carolina facility is located in a 8,500 square foot building leased from an unaffiliated third party at an annual rental of $61,000 pursuant to an agreement expiring in November 2009.

The Company's Fremont, New Hampshire telemarketing facility is located in a 2,100 square foot building leased from an unaffiliated third party at an annual rental of $13,500 pursuant to an agreement expiring in June 2006.

The Company's Hillburn, New York facility is located in a 21,000 square foot building leased from an unaffiliated third party pursuant to a month to month rental agreement at a monthly rental of $14,000. In November 2005, the Company entered into a five year lease with an unaffiliated third party for the lease of an 18,000 square foot facility in Orangeburg, New York at an annual rental of

$161,000. The Orangeburg, New York facility is expected to be ready for occupancy by the Company in the second quarter of 2006, at which time, the Company plans to close the Hillburn, New York facility and relocate its operations to the Orangeburg, New York facility. The lease for the Orangeburg, New York facility, and the Company's obligation to pay rent, will commence 10 days after the facility is ready for occupancy and will expire five years after the commencement date.

The Company's headquarters are located in a 3,625 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $70,000 pursuant to an agreement expiring in December 2007.

The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases.

Item 3. Legal Proceedings

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility (the "Hillburn Facility"), of approximately 7,800 lbs. of R-11 refrigerant (the "1999 Release"), as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system at the Company's Hillburn Facility to remove R-11 levels in the groundwater under and around the Company's facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at its Hillburn Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2005, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2008. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and as such, costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

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

In October 2001, the Company learned that trace levels of R-11 were detected in one of the wells operated by United Water of New York, Inc. ("United") that is in the closest proximity to the Village of Suffern's ("Village") well system. No contamination of R-11 has ever been detected in any of the Village's wells and, since October 2002, the level of R-11 in the United well closest to the Village has been below 1 ppb. In September 2004, the Village advised that it intends to continue performing additional sampling of its wells at a cost of approximately $5,000 per year, and has requested that the Company reimburse the Village for the costs for such sampling. In November 2005, the Village requested reimbursement from the Company of approximately $3,200 for sampling costs through September 2005.

Between April 2004 and September 2004, Ramapo Land Company ("Ramapo"), the lessor of the Company's Hillburn Facility, advised the Company that it had incurred approximately $80,000 in legal and consulting fees relating to the 1999 Release at the Hillburn Facility and requested reimbursement from the Company for these costs and for future costs that may be incurred in this regard. In September 2004, Ramapo advised the Company that the value of the real property upon which the Hillburn Facility is situated has been diminished in value by an unspecified amount as a result of the 1999 Release. In July 2005, the Company received a summons with notice in connection with an action commenced by Ramapo against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $2,000,000 for an alleged and unspecified breach of contract (the "Rockland County Action"). In December 2005, Ramapo completed the sale of the Hillburn Facility to the Town of Ramapo and, in connection with that sale, the Company entered into a Lease Termination Agreement (the "Agreement") with Ramapo pursuant to which the Company paid Ramapo approximately $70,000 in exchange for a release from Ramapo "from any claims and causes of action which it has or may have including, without limitation, any claim for a reduction in the value" of the Hillburn Facility. Additionally, in December 2005, the Company entered into a Stipulation of Discontinuance (the "Stipulation") with Ramapo by which Ramapo agreed to dismiss with prejudice all claims asserted by Ramapo in the Rockland County Action. The execution of the Agreement and the Stipulation resolved all claims of Ramapo arising out of the 1999 Release.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the year ended December 31, 2005, the Company incurred $84,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release of R-11 refrigerant will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "HDSN". There can be no assurance that, in the future, the Company will be able to meet the requirements necessary for continued listing of its Common Stock on NASDAQ. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common Stock as reported by NASDAQ.

	High	Low
2004
• First Quarter	$ 1.60	$ 1.07
• Second Quarter	$ 1.22	$ 0.80
• Third Quarter	$ 1.21	$ 0.70
• Fourth Quarter	$ 1.24	$ 0.72

2005
• First Quarter	$ 1.13	$ 0.85
• Second Quarter	$ 0.94	$ 0.76
• Third Quarter	$ 3.15	$ 0.78
• Fourth Quarter	$ 4.05	$ 1.67

The number of record holders of the Company's Common Stock was approximately 250 as of March 6, 2006. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. In addition, the Company has a credit facility with Keltic Financial Partners, LLP ("Keltic") which, among other things, restricts the Company's ability to declare or pay any cash dividends on its capital stock.

See Item 11 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Management believes that its RefrigerantSide® Services represent the Company's long term growth potential. The Company is focusing its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company focuses its RefrigerantSide® Services on customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to pursue the creation of additional strategic alliances with companies that service larger customers in targeted industries, which would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, the Company has determined to expand its service offering outside of the United States through a strategic alliance with BOC Group. The Company may incur additional expenses as it develops its RefrigerantSide® Services.

Sales of refrigerants continue to represent a majority of the Company's revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilize other chemical based refrigerants displace those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. The Company has increased its refrigerant sales from non CFC based refrigerants, including HCFC refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Year ended December 31, 2005 as compared to the year ended December 31, 2004

Revenues for 2005 were $19,223,000, an increase of $4,610,000 or 32% from the $14,613,000 reported during the comparable 2004 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $5,356,000 offset by a decrease in RefrigerantSide® Services revenues of $746,000. The increase in refrigerant revenues, which resulted from exceptionally strong demand and higher prices, is related to an increase in the price of certain refrigerants sold of $3,023,000 and an increase in the volume of refrigerants sold of $2,333,000. The decrease in RefrigerantSide® Services was attributable to a decrease in the size of jobs completed of $516,000, and a decrease in the number of jobs completed of $230,000.

Cost of sales for 2005 was $11,720,000, an increase of $2,230,000 or 23% from the $9,490,000 reported during the comparable 2004 period. The increase in cost of sales was primarily due to the increase in volume of refrigerants sold of $1,066,000 and an increase in the price of refrigerants of $1,060,000 and an increase in the costs of RefrigerantSide® Services of approximately $104,000. The increase in the costs of RefrigerantSide® Services is primarily related to an increase in fulfillment expenses. As a percentage of sales, cost of sales was 61% of revenues for 2005, a decrease from the 65% reported for the comparable 2004 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price and volume of certain refrigerants.

Operating expenses for 2005 were $4,915,000 an increase of $292,000 or 6% from the $4,623,000 reported during the comparable 2004 period. The increase was primarily attributable to an increase in payroll and other costs of $406,000 offset by a reduction in depreciation and amortization costs of $114,000.

Other income (expense) for 2005 was ($294,000), compared to the ($236,000) reported during the comparable 2004 period. Other income (expense) includes interest expense of $303,000 and $341,000 for the comparable 2005 and 2004 periods, respectively. The decrease in interest expense is primarily attributed to a reduction in outstanding indebtedness partially offset by an increase in the interest rate on the outstanding indebtedness. During the 2004 period, interest expense was offset by insurance proceeds of $105,000.

Income taxes for the year ended December 31, 2005 of $24,000 were recognized for states that either do not allow or have limitations on net operating loss carry forwards. During the 2005 and 2004 periods no federal income taxes were recognized on the income before taxes of $2,294,000 and $264,000 due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations. Limitations on the amount of the Company's net operating loss carry forwards, and on the annual limitations, could occur in the future upon the occurrence of certain events including, without limitation, a change in control of the Company.

Net income for 2005 was $2,270,000 an increase of $2,006,000 from the $264,000 net income reported during the comparable 2004 period. The increase in net income was primarily attributable to an increase in revenues and gross profits partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2005, the Company had working capital, which represents current assets less current liabilities, of approximately $3,887,000, an increase of $2,581,000 from the working capital of $1,306,000 at December 31, 2004. The increase in working capital is primarily attributable to the increase in net income.

Principal components of current assets are inventory and trade receivables. At December 31, 2005, the Company had inventories of $6,145,000, an increase of $3,484,000, or 131% from the $2,661,000 at December 31, 2004. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non CFC based refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in

Operating Results"). At December 31, 2005, the Company had trade receivables, net of allowance for doubtful accounts, of $1,829,000, an increase of $90,000 or 5% from the $1,739,000 at December 31, 2004. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash provided by operating activities for the year ended December 31, 2005, was $106,000 compared with net cash provided by operating activities of $856,000 for the comparable 2004 period. Net cash provided by operating activities for the 2005 period was primarily attributable to the net income for the period offset by an increase in accounts receivable and an increase in inventories offset by an increase in accounts payable and accrued expenses.

Net cash used by investing activities for the year ended December 31, 2005, was $715,000 compared with net cash used by investing activities of $236,000 for the prior comparable 2004 period. The net cash used by investing activities for the 2005 period was primarily related to investment in property, plant and equipment.

Net cash provided by financing activities for the year ended December 31, 2005, was $628,000 compared with net cash used by financing activities of $661,000 for the comparable 2004 period. The net cash provided by financing activities for the 2005 period was due to issuance of Common Stock in accordance with the exercise of employee stock options of $401,000 and increase in indebtedness of $171,000 primarily related to additions to property, plant and equipment.

At December 31, 2005, the Company had cash and cash equivalents of $634,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its reclamation facility and to a lesser extent in support of its RefrigerantSide® Services. The Company estimates that total capital expenditures during 2006 may range from approximately $500,000 to $700,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2005 and is more fully disclosed in the Notes to the Consolidated Financial Statements (see Notes 7 and 9 to the Notes to the Consolidated Financial Statements) (amounts in thousands of dollars).

	Year ended December 31,
					2010
	2006(2)	2007	2008	2009	and after	Total
Long and short term debt and capital lease	$1,402	$ 354	$ 58	$ 52	$ 755	$2,621
obligations (1)
Operating leases	368	298	231	229	212	1,338

Total contractual cash obligations (1)	$1,770	$ 652	$ 289	$ 281	$ 967	$3,959
	=======	======	======	======	======	======

____________

(1) The contractual cash obligations included in the table includes principal payments only. For the year ended December 31, 2005, the Company recognized interest expense in the amount of $303,000. The 2005 interest expense was based primarily on the interest rates in effect and the outstanding obligation balances. It would be expected that in future periods the Company would recognize interest expense on its obligations but such future interest expense is not readily calculable.

(2) Long and short term debt and capital lease obligations include $1,265,000 outstanding under the revolving line of credit with Keltic. The Company expects that the revolving line of credit will continue to renew through the term of the credit facility, which expires on May 30, 2007.

On May 30, 2003, Hudson entered into a credit facility with Keltic which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan. On March 8, 2006, the Company extended the maturity date of the facility by one year from May 30, 2006 to May 30, 2007. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. At December 31, 2005, the facility bore interest at an interest rate equal to 9.25% which was the prime rate plus 2%. In connection with the March 8, 2006 extension, the interest rate on the loan was reduced to the prime rate plus 1% or 6.5%, at the option of Keltic, for the remainder of the term of the facility. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2005, Hudson had in the aggregate $1,265,000 of borrowings outstanding under the Keltic revolving line of credit and $3,041,000 available for borrowing under the revolving line of credit. In addition, the Company had $373,000 of borrowings outstanding under its term loan with Keltic.

Prior to March 31, 2004, the Company paid dividends, in arrears, on its Series A Preferred Stock, semi-annually, either in cash or additional shares, at the Company's option. On March 30, 2004, the Company declared and paid, in-kind, the dividends on the outstanding Series A Preferred Stock and issued 4,455 additional shares of its Series A Preferred Stock in satisfaction of the dividends due. The March 30, 2004 dividend payment was the final dividend payment on the outstanding Series A Preferred Stock.

On March 31, 2004, the holders of the Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into Common Stock at a conversion price of $0.79 per share. Upon conversion the holders of the Series A Preferred Stock received 16,397,468 shares of Common Stock (the "Conversion Shares"). In connection with the original purchase of the Company's Series A Preferred Stock, the holders of the Preferred Stock were provided certain registration, preemptive and tag along rights and such rights continue to be held by the holders of the Conversion Shares. The holders of the Conversion Shares have the right, for as long as they hold at least thirty-five (35%) percent in the aggregate of the Conversion Shares, or at least 5,739,114 Conversion Shares, to nominate up to two individuals to become members of the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will attend and observe meetings of the Board of Directors. The holders of the Conversion Shares have the right, for as long as they hold at least twenty (20%) percent, or at least 3,279,494 Conversion Shares, but less than thirty-five (35%) percent in the aggregate of the Conversion Shares, to nominate one individual to become a member of the Company's Board of Directors, or at their option, to designate one advisor to the Company's Board of Directors who will attend and observe meetings of the Board of Directors.

In May 2005, the Company purchased the Champaign, Illinois facility from its then owner for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

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

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non CFC based refrigerants, and of reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non CFC based refrigerants, including HCFC refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, the production of certain HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. Notwithstanding the limitations imposed by and under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

For the year ended December 31, 2005 one customer accounted for 12% and one customer accounted for 11% of the Company's revenue. For the year ended December 31, 2004 one customer accounted for 12% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC-based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in losses particularly in the fourth quarter of the year. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	42	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	44	President and Chief Operating Officer
James R. Buscemi	53	Chief Financial Officer
Charles F. Harkins, Jr.	44	Vice President Sales
Stephen P. Mandracchia	46	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	59	Director
Robert L. Burr	55	Director
Dominic J. Monetta	64	Director
Otto C. Morch	72	Director
Harry C. Schell	71	Director
Robert M. Zech	40	Director

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

James R. Buscemi has been Chief Financial Officer of the Company since December 2002 and served as Corporate Controller since joining the Company in June 1998. Prior to joining the Company, Mr. Buscemi held various financial positions within Avnet, Inc, including Chief Financial Officer of Avnet's electric motors and component part subsidiary, Brownell Electro, Inc.

Charles F. Harkins, Jr. has been Vice President of Sales of the Company since December 2003. Mr. Harkins has served in a variety of capacities since joining the Company in 1992. Prior to joining the Company, Mr. Harkins served in the U.S. Army for 13 years attaining the rank of Staff Sergeant; he is a graduate of the U.S. Army Engineer School and the U.S. Army Chemical School.

Stephen P. Mandracchia, a founder of the Company, has been Vice President Legal and Regulatory of the Company since August 2003 and has been Secretary of the Company since April 1995. Mr. Mandracchia has served in a variety of capacities with the Company since 1993. Mr. Mandracchia was a member of the law firm of Martin, Vandewalle, Donohue, Mandracchia & McGahan, Great Neck, New York until December 31, 1995 (having been affiliated with such firm since August 1983). Mr. Mandracchia is the brother in-law of Mr. Zugibe.

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He is Past Chairman of the International Packaged Ice Association. Mr. Abbatecola is a Trustee of Nyack Hospital, and a board member of the Rockland Business Association and the Rockland Board of Governors. Mr. Abbatecola also serves on the Union State Bank and St. Thomas Aquinas President's Councils.

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

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has been the President of Resource Alternatives, Inc., a corporate development firm concentrating on solving management and technological issues facing chief executive officers and their senior executives since August 1993. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy.

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

Messrs Burr and Zech were nominated for election to the Board of Directors by the holders of the Conversion Shares, which have the right, for as long as they hold at least thirty-five (35%) percent in the aggregate of the Conversion Shares, or at least 5,734,114 Conversion Shares, to nominate up to two individuals to become members of the Board of Directors.

The Company has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of the Company's executive officers and for the administration of the Company's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Burr, Morch and Zech.

The Company has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an "independent" director as defined under the rules of the NASD. The Company's Audit Committee does not have a member that qualifies as a "financial expert" under the federal securities laws. Each of the members of the Audit Committee have been active in the business community and have broad and diverse backgrounds, and financial experience. Two of the current members have served on the Company's Audit Committee and have overseen the financial review by the Company's independent auditors for eight (8) years. The Company believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that the Company does not need to install a "financial expert" on the Audit Committee.

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

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At the Company's June 28, 2005 Annual Meeting of the Shareholders, Messrs. Abbatecola, Burr and Morch were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2007. Messrs. Monetta, Schell, Zech and Zugibe are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2006. Mr. Zech has stated that he does not plan to stand for re-election.

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

Based solely on the Company's review of copies of such forms received by the Company, and on representations made to the Company, the Company believes that during the year ended December 31, 2005, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for the Company's Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2005 (the "Named Executives").

Summary Compensation Table
			Annual Compensation (1)		Long Term Compensation Awards

					Securities Underlying
Name	Position	Year	Salary	Bonus	Options #

Kevin J. Zugibe (2)	Chairman of the Board	2005	$166,412	$75,500(4)	273,750 shares
	and Chief Executive	2004	$146,230	$62,750(3)	331,250 shares
	Officer	2003	$145,136	--	123,000 shares

Brian F. Coleman	President and Chief	2005	$150,645	$61,000(4)	182,500 shares
	Operating Officer	2004	$138,799	$48,000(3)	118,750 shares
		2003	$138,799	--	79,500 shares

James R. Buscemi	Chief Financial Officer	2005	$113,091	$32,000(4)	91,250 shares
		2004	$108,800	$18,450(3)	46,875 shares
		2003	$108,593	--	15,000 shares

Charles F. Harkins, Jr.	Vice President Sales	2005	$142,522	$70,000(4)	136,875 shares
		2004	$136,800	$53,450(3)	57,813 shares
		2003	$133,031	$10,000	85,000 shares

Stephen P. Mandracchia	Vice President Legal and	2005	$129,879	$45,210(4)	101,250 shares
	Regulatory and Secretary	2004	$123,800	$33,450(3)	61,875 shares
		2003	$123,800	--	60,000 shares

__________________________

  The value of personal benefits furnished to the Named Executives during 2003, 2004 and 2005 did not exceed 10% of their respective annual compensation.

  A certain portion of Mr. Zugibe's compensation has been paid in stock option awards rather than cash. As a result, options to purchase 15,000 shares of common stock for the year ended December 31, 2003 were issued in lieu of cash compensation.

  Bonus was earned in 2004 and was paid during the first and second quarters of 2005.

  Bonus was earned in 2005 and was paid during the first quarter of 2006.

The Company granted options, which, except as otherwise set forth below, vest upon the date of grant, to the Named Executives during the fiscal year ended December 31, 2005, as shown in the following table:
Option Grants in the 2005 Fiscal Year

		Number of Securities Underlying Options		% of Total Options Granted to Employees in Fiscal	Exercise or	Expiration

Name	Position	Granted		Year	Base price($/sh)	Date

Kevin J. Zugibe	Chairman of the Board	93,750	(1)	8.3%	$1.02	01/03/2015
	and Chief Executive	18,750	(2)	1.7%	$0.87	04/01/2015
	Officer	18,750	(3)	1.7%	$0.83	07/08/2015
		18,750	(4)	1.7%	$2.15	09/30/2015
		18,750		1.7%	$1.76	12/29/2015
		105,000		9.3%	$1.76	12/29/2015

Brian F. Coleman	President and Chief	62,500	(1)	5.6%	$1.02	01/03/2015
	Operating Officer	12,500	(2)	1.1%	$0.87	04/01/2015
		12,500	(3)	1.1%	$0.83	07/08/2015
		12,500	(4)	1.1%	$2.15	09/30/2015
		12,500		1.1%	$1.76	12/29/2015
		70,000		6.2%	$1.76	12/29/2015

James R. Buscemi	Chief Financial Officer	31,250	(1)	2.8%	$1.02	01/03/2015
		6,250	(2)	0.6%	$0.87	04/01/2015
		6,250	(3)	0.6%	$0.83	07/08/2015
		6,250	(4)	0.6%	$2.15	09/30/2015
		6,250		0.6%	$1.76	12/29/2015
		35,000		3.1%	$1.76	12/29/2015

Charles F. Harkins, Jr.	Vice President Sales	46,875	(1)	4.2%	$1.02	01/03/2015
		9,375	(2)	0.8%	$0.87	04/01/2015
		9,375	(3)	0.8%	$0.83	07/08/2015
		9,375	(4)	0.8%	$2.15	09/30/2015
		9,375		0.8%	$1.76	12/29/2015
		52,500		4.7%	$1.76	12/29/2015

Stephen P. Mandracchia	Vice President Legal and	31,250	(1)	2.8%	$1.02	01/03/2015
	Regulatory and Secretary	6,250	(2)	0.6%	$0.87	04/01/2015
		6,250	(3)	0.6%	$0.83	07/08/2015
		6,250	(4)	0.6%	$2.15	09/30/2015
		6,250		0.6%	$1.76	12/29/2015
		45,000		4.0%	$1.76	12/29/2015

______________________

(1)	The underlying options vest quarterly commencing April 1, 2005.
(2)	The underlying options vest quarterly commencing July 1, 2005.
(3)	The underlying options vest quarterly commencing October 1, 2005.
(4)

The underlying options originally issued to vest quarterly commencing January 1, 2006. On December 13, 2005, the Board of Directors approved the acceleration of the vesting of these options, effective December 14, 2005 such that all options vested on December 14, 2005. (See the Company's Report on Form 8-K, dated December 13, 2005 and filed December 19, 2005.)

The following table sets forth information concerning the value of unexercised stock options held by the Named Executives at December 31, 2005. Except as set forth in the following table, no options were exercised by the Named Executives during the fiscal year ended December 31, 2005.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year End Option Values

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options		In-the-money Options
	Acquired on		At December 31, 2005		At December 31, 2005(1)
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin J. Zugibe
Chairman and	--	--	649,834	182,666	$223,310	$92,327
Chief Executive Officer

Brian F. Coleman
President and Chief	54,200	$60,982	343,729	82,821	$95,999	$62,178
Operating Officer

James R. Buscemi	41,780	$36,847	85,483	39,862	$25,276	$28,287
Chief Financial Officer

Charles F. Harkins, Jr.	100,400	$40,928	148,582	58,206	$34,199	$44,289
Vice President Sales

Stephen P. Mandracchia
Vice President Legal and	40,000	$26,400	156,388	41,737	$53,638	$31,287
Regulatory And Secretary

_______________________

(1) Year-end values of unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock of $1.73.

Compensation of Directors

Non-employee directors receive an annual fee of $7,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. Independent directors serving on the Company's Audit Committee receive an additional annual fee of $1,000.

In addition to the standard annual director's remuneration, Mr. Schell receives $2,500 for serving as a director and a consultant to the Company.

In 2005, the Company granted to Harry C. Schell nonqualified options to purchase 20,000 shares of Common Stock at an exercise price of $0.94 per share. In addition, in 2005, the Company granted to each of Dominic J. Monetta, Otto C. Morch and Vincent P. Abbatecola, nonqualified options to purchase 10,000 shares of Common Stock at an exercise price of $0.94 per share.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2007 and is automatically renewable for successive two-year terms unless notice of non-renewal is provided within 90 days of the then expiration date. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $141,000 with such increases and bonuses as the Board may determine and as of December 31, 2005 his annual salary was $170,000. During 2003, the Board of Directors and Mr. Zugibe agreed, at Mr. Zugibe's option, to reduce the cash compensation and issued an aggregate of 15,000 additional stock options to Mr. Zugibe in satisfaction of his annual base salary. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

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

As of December 31, 2005, the Company had options outstanding to purchase 318,266 shares of Common Stock under the 1994 Plan.

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

The 1997 Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934 (the "Exchange Act") and is administered by the Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 1997 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless the 1997 Plan is sooner terminated, the ability to grant options under the 1997 Plan will expire on June 11, 2007.

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

As of December 31, 2005, the Company had options outstanding to purchase 1,397,190 shares of Common Stock and 206,237 shares reserved under the 1997 Plan.

2004 Stock Incentive Plan

The Company has adopted the 2004 Stock Incentive Plan (the "2004 Plan"), pursuant to which 2,500,000 shares of Common Stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs, or (ii) nonqualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Nonqualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The 2004 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by the Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 2004 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be

ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2004 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless the 2004 Plan is sooner terminated, the ability to grant options under the 2004 Plan will expire on September 10, 2014.

Options granted under the 2004 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Nonqualified options granted under the 2004 Plan may not be granted at a price less than the fair market value of the Common Stock. Options granted under the 2004 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Except as otherwise provided by the Committee with respect to nonqualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2004 Plan are not transferable during an grantee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2005, the Company had options outstanding to purchase 788,829 shares of Common Stock and 1,710,00 shares reserved under the 2004 plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 6, 2006 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Common Shares Owned
Kevin J. Zugibe	943,318	(3)	3.5%
Brian F. Coleman	394,722	(4)	1.5%
James R. Buscemi	103,461	(5)	*
Charles F. Harkins, Jr.	173,973	(6)	*
Stephen P. Mandracchia	414,261	(7)	1.6%
Vincent P. Abbatecola	46,000	(8)	*
Robert L. Burr	--	(9)	*
Dominic J. Monetta	50,100	(8)	*
Otto C. Morch	40,009	(10)	*
Harry C. Schell	80,000	(11)	*
Robert M. Zech	5,000	(12)	*
Flemings Funds	19,280,242	(13)	74.1%
All directors and executive officers as a group (11 persons)	2,250,844	(14)	8.2%

* = Less than 1%

__________

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 275 North Middletown Road, Pearl River, New York 10965.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 6, 2006. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 6, 2006 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes (i) 45,000 shares which may be purchased at $2.375 per share; (ii) 65,000 shares which may be purchased at $2.551 per share; (iii) 15,000 shares which may be purchased at $2.50 per share; (iv) 15,000 shares which may be purchased at $1.90 per share;

(v) 15,000 shares which may be purchased at $1.40 per share; (vi) 25,000 shares which may be purchased at $1.14 per share; (vii) 87,500 shares which may be purchased at $1.13 per share; (viii) 193,750 shares which may be purchased at $1.15 per share; (ix) 16,407 shares which may be purchased at $0.83 per share; (x) 14,064 shares which may be purchased at $0.95 per share; (xi) 58,593 shares which may be purchased at $1.02 per share; (xii) 9,375 shares which may be purchased at $0.87 per share; (xiii) 7,029 shares which may be purchased at $0.83 per share; (xiv) 18,750 shares which may be purchased at $2.15 per share; and (xv) 123,750 shares which may be purchased at $1.76 per share under immediately exercisable options.

(4) Includes (i) 100,000 shares which may be purchased at $2.551 per share; (ii) 25,300 shares which may be purchased at $1.14 per share; (iii) 75,000 shares which may be purchased at $1.13 per share; (iv) 17,188 shares which may be purchased at $1.15 per share; (v) 10,936 shares which may be purchased at $0.83 per share; (vi) 9,374 shares which may be purchased at $0.95 per share; (vii) 49,062 shares which may be purchased at $1.02 per share; (viii) 6,250 shares which may be purchased at $0.87 per share; (ix) 4,686 shares which may be purchased at $0.83 per share; (x) 12,500 shares which may be purchased at $2.15 per share; and (xi) 82,500 shares which may be purchased at $1.76 per share under immediately exercisable options. Also includes 1,926 Common Stock purchase warrants with an exercise price of $0.87 per share.

(5) Includes (i) 10,000 shares which may be purchased at $1.30 per share; (ii) 6,250 shares which may be purchased at $1.13 per share; (iii) 8,595 shares which may be purchased at $1.15 per share; (iv) 1,560 shares which may be purchased at $0.83 per share; (v) 4,560 shares which may be purchased at $0.95 per share; (vi) 19,531 shares which may be purchased at $1.02 per share; (vii) 3,125 shares which may be purchased at $0.87 per share; (viii) 2,340 shares which may be purchased at $0.83 per share; (ix) 6,250 shares which may be purchased at $2.15 per share; and (x) 41,250 shares which may be purchased at $1,76 per share under immediately exercisable options.

(6) Includes (i) 17,500 shares which may be purchased at $2.375 per share; (ii) 10,000 shares which may be purchased at $2.55 per share; (iii) 13,114 shares which may be purchased at $1.13 per share; (iv) 12,892 shares which may be purchased at $1.15 per share; (v) 8,201 shares which may be purchased at $0.83 per share; (vi) 7,030 shares which may be purchased at $0.95 per share; (vii) 29,298 shares which may be purchased at $1.02 per share; (viii) 2,345 shares which may be purchased at $0.87 per share; (ix) 2,343 shares which my be purchased at $0.83 per share; (x) 9,375 shares which may be purchased at $2.15 per share; and (xi) 61,875 shares which may be purchased at $1.76 per share under immediately exercisable options.

(7) Includes (i) 15,000 shares which may be purchased at $2.551 per share; (ii) 20,000 shares which may be purchased at $1.14 per share (iii) 40,000 shares which may be purchased at $1.13 per share; (iv) 8,595 shares which may be purchased at $1.15 per share; (v) 5,465 shares which may be purchased at $0.83 per share; (vi) 4,685 shares which may be purchased at $0.95 per share; (vii) 19,531 shares which may be purchased at $1.02 per share; (viii) 3,125 shares which may be purchased at $0.87 per share; (ix) 2,340 shares which may be purchased at $0.83 per share; (x) 6,250 shares which may be purchased at $2.15 per share; and (xi) 51,250 shares which may be purchased at $1.76 per share under immediately exercisable options. Also includes 6,420 Common Stock purchase warrants with an exercise price of $0.87 per share.

(8) Includes (i) 5,000 shares which may be purchased at $3.08 per share; (ii) 5,000 shares which may be purchased at $1.13 per share; (iii) 10,000 shares which may be purchased at $0.95 per share; and (iv) 10,000 shares which may be purchased at $0.94 per share under immediately exercisable options.

(9) Mr. Burr's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(10) Includes (i) 5,000 shares which may be purchased at $3.08 per share; (ii) 5,000 shares which may be purchased at $0.85 per share; (iii) 5,000 shares which may be purchased at $1.13 per share; (iv) 10,000 shares which may be purchased at $0.95 per share; and (v) 10,000 shares which may be purchased at $0.94 per share under immediately exercisable options.

(11) Includes (i) 10,000 shares which may be purchased at $3.08 per share; and (ii) 20,000 shares which may be purchased at $0.94 per share under immediately exercisable options.

(12) Includes 5,000 shares which may be purchased at $0.85 per share under immediately exercisable options. Mr. Zech's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(13) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming US Discovery Partners, L.P. and its general partner, Fleming US Discovery Partners LLC, collectively referred to as ("Flemings Funds") are affiliates. The beneficial ownership of the Flemings Funds includes (i) 10,000 shares which may be purchased at $3.08 per share; (ii) 5,000 shares which may be purchased at $0.85 per share and (iii) 10,000 shares which may be purchased at $1.13 per share under immediately exercisable options. Also includes 51,358 Common Stock purchase warrants with an exercise price of $0.87 per share, and 66,435 Common Stock purchase warrants with an exercise price of $1.21 per share. Flemings Funds address is c/o JP Morgan Chase & Co., 1221 Avenue of the Americas, 40th Floor, New York, New York 10020, except for Fleming US Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda LTD., 6 Front Street, Hamilton HM11 Bermuda.

(14) Includes exercisable options to purchase 1,685,689 shares of Common Stock, and Common Stock purchase warrants to purchase 8,346 shares of Common Stock, owned by the directors and officers as a group. Excludes 19,280,242 shares beneficially owned by the Flemings Funds.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2005.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	2,504,285	$ 1.65	1,916,237

Equity compensation plans not approved by security holders:	-	N/A	-

Total	2,504,285	$ 1.65	1,916,237

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 14, 2006. (13)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (3)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (3)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (7)
10.1	Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2	Employment Agreement with Kevin J. Zugibe. (1) (*)
10.3	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.4

Stock Purchase Agreement, Registration Rights Agreement and Stockholders Agreement dated March 30, 1999 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (2)

10.5	1997 Stock Option Plan of the Company, as amended. (4) (*)
10.6	Stock Purchase Agreements dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.7	First Amendment to Registration Rights Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.8	First Amendment to Stockholders Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (6)
10.10	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Fund III, L.P., dated March 5, 2002. (6)
10.11	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Offshore Fund III, L.P., dated March 5, 2002. (6)
10.12	1994 Stock Option Plan of the Company. (1)*
10.13	Form of Common Stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (7)
10.14	Revolving Loan agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (8)

10.15	Security Agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (8)
10.16	Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. dated May 30, 2003. (8)
10.17	Amendment dated August 22, 2003 to Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III; L.P. dated May 30, 2003. (8)
10.18	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Kevin J. Zugibe. (9)
10.19	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Brian F. Coleman. (9)
10.20	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Stephen P. Mandracchia. (9)
10.21	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Charles F. Harkins. (9)
10.22	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and James R. Buscemi. (9)
10.23	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (9)
10.24	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with options vesting in equal quarterly installments over two year period. (9)
10.25	Form of Non-Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (9)
10.26	2004 Stock Incentive Plan. *
10.27	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (10)
10.28	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (10)
10.29	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (10)
10.30	Contract for Sale of Real Estate, dated May 24, 2005, between Hudson Technologies Company and Busey Bank. (11)
10.31	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (11)
10.32	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (11)
10.33	Lease Termination Agreement, dated December 15, 2005, between Hudson Technologies, Inc. and Ramapo Land Co., Inc.
10.34	Stipulation of Discontinuance, dated December 15, 2005, between Hudson Technologies, Inc. and Ramapo Land Co., Inc.
10.35	Fourth Amendment to the Revolving Loan Agreement, Promissory Notes and other Loan Documents, dated March 8, 2006, between Hudson Technologies Company and Keltic Financial Partners, LP.
14	Code of Business Conduct and Ethics. (12)
21	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1998.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2000.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 333-105128).
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended September 30, 2004.
(10)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2004.

(11)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 2005.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, dated December 13, 2005, and filed December 19, 2005.
(13)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, dated March 8, 2006, and filed March 14, 2006.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, the review of the financial statements included in the Company's Forms 10-QSB for 2005 and 2004 totaled $115,000 and $103,000, respectively.

Audit-Related Fees. The Company did not utilize BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2005 and 2004.

Tax Fees. The Company did not utilize BDO Seidman, LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2005 and 2004.

All Other Fees. The Company did not utilize BDO Seidman, LLP for products and services, other than the services described in the paragraph caption "Audit Fees above for the years ended December 31, 2005 and 2004.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2005. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

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
Robert M. Zech

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents
Report of Independent Registered Public Accounting Firm	31
Audited Consolidated Financial Statements:
• Consolidated Balance Sheet	32
• Consolidated Income Statements	33
• Consolidated Statements of Stockholders' Equity	34
• Consolidated Statements of Cash Flows	35
• Notes to the Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Valhalla, New York

March 3, 2006

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheet

(Amounts in thousands, except for share and par value amounts)

December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 634
Trade accounts receivable - net	1,829
Inventories	6,145
Prepaid expenses and other current assets	168
Total current assets	8,776

Property, plant and equipment, less accumulated depreciation and amortization	2,774
Other assets	60
Intangible assets, less accumulated amortization	88
Total Assets	$11,698
========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,892
Accrued payroll	595
Short-term debt and current maturities of long-term debt	1,402
Total current liabilities	4,889
Long-term debt, less current maturities	1,219
Total Liabilities	6,108

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,892,974	259
Additional paid-in capital	35,455
Accumulated deficit	(30,124)
Total Stockholders' Equity	5,590

Total Liabilities and Stockholders' Equity	$11,698
=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(Amounts in thousands, except for share and per share amounts)

	For the year ended December 31,
	2005	2004

Revenues	$19,223	$14,613
Cost of sales	11,720	9,490
Gross Profit	7,503	5,123

Operating expenses:
Selling and marketing	1,487	1,428
General and administrative	2,809	2,462
Depreciation and amortization	619	733
Total operating expenses	4,915	4,623

Operating income	2,588	500

Other income (expense):
Interest expense	(303)	(341)
Other income	9	105
Total other income (expense)	(294)	(236)

Income before income taxes	2,294	264

Income taxes	24	--

Net income	2,270	264

Preferred stock dividends	--	(228)

Available for common shareholders	$ 2,270	$ 36
	=========	=========
________________________

Net income per common share - basic and diluted	$ 0.09	$ 0.00
	========	========
Weighted average number of shares outstanding - basic	25,590,698	21,388,102
	===========	===========
Weighted average number of shares outstanding - diluted	25,734,313	21,417,814
	===========	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2003	125,085	$12,509	8,999,626	$90	$22,665	$(32,658)	$2,606

Issuance of Common Stock upon exercise of stock options	--	--	120,500	1	128	--	129

Dividend paid in-kind on Series A Preferred Stock	4,455	445	--	--	(445)	--	--

Fees associated with Common Stock registration	--	--	--	--	(83)	--	(83)

Conversion of Preferred Stock to Common Stock	(129,540)	(12,954)	16,397,468	164	12,790	--	--

Net Income	--	--	--	--	--	264	264

Balance at December 31, 2004	--	--	25,517,594	255	35,055	(32,394)	2,916

Issuance of stock options for services	--	--	--	--	3	--	3

Issuance of Common Stock upon exercise of stock options	--	--	375,380	4	397	--	401

Net Income	--	--	--	--	--	2,270	2,270

Balance at December 31, 2005	--	--	25,892,974	$ 259	$ 35,455	$(30,124)	$5,590
	========	=======	===========	=====	=========	=========	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the year ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$2,270	$264
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization	619	733
Allowance for doubtful accounts	120	120
Gain on sale of assets	--	(98)
Issuance of stock options for services	3	--
Changes in assets and liabilities:
Trade accounts receivable	(210)	95
Inventories	(3,484)	(74)
Prepaid expenses and other current assets	139	(38)
Other assets	21	28
Accounts payable and accrued expenses	628	(174)
Cash provided by operating activities	106	856

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	--	153
Additions to patents	(86)	(4)
Additions to property, plant, and equipment	(629)	(385)
Cash used by investing activities	(715)	(236)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	401	46
Proceeds (repayment) of short-term debt - net	218	(519)
Proceeds from long-term debt	171	25
Repayment of long-term debt	(162)	(213)
Cash provided (used) by financing activities	628	(661)

Increase (decrease) in cash and cash equivalents	19	(41)
Cash and equivalents at beginning of period	615	656
Cash and equivalents at end of period	$ 634	$ 615
	======	=======
___________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 303	$ 341

Supplemental schedule of non-cash investing
and financing activities:
In-kind payment of preferred stock dividends	$ --	$ 445
Mortgage in connection with purchase of property	$ 945	$ --

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1- Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 2005, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2005.

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly-rated financial institutions and, at times, the balances exceed FDIC insurance coverage. The Company's trade accounts receivables are primarily due from companies throughout the U.S. The Company reviews each customer's credit history before extending credit.

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

For the year ended December 31, 2005 one customer accounted for 12% and one customer accounted for 11% of the Company's revenue. For the year ended December 31, 2004 one customer accounted for 12% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Year Ended December 31,	2005	2004
(in thousands)
Refrigerant and reclamation sales	$15,722	$10,366
RefrigerantSide® Services	3,501	4,247
Total	$19,223	$14,613
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for prior period losses. The tax benefit associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. Certain states either do not allow or limit net operating loss carry forwards and as such the Company will be liable for certain state taxes even though for federal tax purposes the Company has net operating carry forwards and will not pay federal taxes.

Income per common and equivalent shares

Income per common share, Basic, is calculated based on the net income, less dividends on the outstanding Series A Preferred Stock, for the 2004 period of $228,000, divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the year ended December 31, 2005, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share were 1,289,183 and 1,215,102, respectively. In 2005 and 2004, the effect of equivalent shares was not dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, non chlorofluorocarbon ("CFC") based, and reclaimable, primarily CFC based, refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of CFC refrigerants and limited the production of hydrochlorofluorocarbons ("HCFC") refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Years ended December 31,	2005	2004
Pro forma results
(In thousands, except per share amounts)
Net income available for common shareholders:
As reported	$ 2,270	$ 36
Total stock based employee compensation
expense determined under fair value based
method	926	384
Pro forma	$ 1,344	$ (348)
	====	======
Income (loss) per common share-basic and diluted:
As reported	$ 0.09	$ 0.00
	=====	=====
Pro forma	$ 0.05	$ (0.01)
	=====	======

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

Note 2 - Other income

For the year ended December 31, 2005 other income consisted of dividend income of $9,000. For the year ended December 31, 2004, other income of $105,000 consisted primarily of insurance proceeds.

Note 3 - Income taxes

During the year ended December 31, 2005, no federal income taxes were recognized on the income before taxes due to the utilization of net operating loss carry forwards ("NOL's") from prior periods. The tax provision of $24,000 reflects state income tax for those states that do not allow for or limit net operating loss carry forwards. During the year ended December 31, 2004, there was no income tax expense recognized on the income before taxes due to the utilization of NOL's from prior periods.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Year ended December 31,	2005	2004
(in percents)
Income tax rates
- Statutory U.S. Federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- NOL utilization	(37%)	(38%)
Total	1%	-%
	=====	=====

As of December 31, 2005, the Company has NOL's of approximately $28,000,000 expiring 2007 through 2024 for which a 100% valuation allowance has been recognized. Included in the NOL's are NOL's from Refrigerant Reclamation Corporation of America, acquired during 1995 in the amount of approximately $4,488,000, which are currently subject to annual limitations of approximately $367,000 and expire from 2007 through 2010. Limitations on the amount of the Company's net operating loss carry forwards, and on the annual limitations, could occur in the future upon the occurrence of certain events including, without limitation, a change in control of the Company.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2005
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ 87
- Reserves for doubtful accounts	123
- Inventory reserve	42
- NOL	10,522
Subtotal	10,774
- Valuation allowance	(10,774)
Total	$ --
========

Note 4 - Trade accounts receivable - net

At December 31, 2005, trade accounts receivable are net of reserves for doubtful accounts of $323,000.

Note 5- Inventories

Inventories consist of the following:

December 31,	2005
(in thousands)
Refrigerant and cylinders	$2,593
Packaged refrigerants	3,552
Total	$6,145
======

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2005	Estimated Lives
(in thousands)
Property, plant, & equipment
- Land	$ 228
- Buildings	830	39 years
- Building improvements	439	39 years
- Equipment	6,938	3-10 years
- Equipment under capital lease	146	7 years
- Vehicles	869	5 years
- Furniture & fixtures	206	7-8 years
- Leasehold improvements	416	3 years
- Equipment under construction	83
Subtotal	10,155
Accumulated depreciation & amortization	7,381
Total	$ 2,774
	======

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2005
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$ 1,265
- Long-term debt: current	137
Subtotal	1,402
Long-term debt:
- Building mortgage	926
- Capital lease obligations	57
- Bank term loan	373
- Less: current maturities	(137)
Subtotal	1,219
Total short-term & long-term debt	$ 2,621
=======

Bank credit line and term loan

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan. On March 8, 2006, the Company extended the maturity date of the facility by one year from May 30, 2006 to May 30, 2007. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. At December 31, 2005, the facility bore interest at an interest rate equal to 9.25%, which was the prime rate plus 2%. In connection with the March 8, 2006 extension, the interest rate on the loan was reduced to the prime rate plus 1% or 6.5%, at the option of Keltic, for the remainder of the term of the facility. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2005, Hudson had in the aggregate $1,250,000 outstanding borrowings under the Keltic credit facility and $3,041,000 available for borrowing under the revolving line of credit. In addition, the Company had $373,000 of borrowings outstanding under its term loan with Keltic.

In May 2005, the Company purchased the Champaign, Illinois facility from its then owner for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing mortgage loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%. As of December 31, 2005, the Company has approximately $926,000 outstanding under the loan.

Scheduled maturities of the Company's long-term debts and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2006	$ 137
- 2007	354
- 2008	58
- 2009	52
- 2010 and after	755
Total	$1,356
======

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $103,000 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2006	$ 23
- 2007	22
- 2008	15
- 2009	5
65
Less Interest Expense	(8)
Total	$ 57
====

Note 8 - Stockholders' equity

On December 19, 2003, the Company issued an aggregate of 163,357 note warrants to the holders of then outstanding notes and the note warrants expire on December 19, 2008. The exercise price for the 79,266 note warrants is $1.21 per share. The exercise price for the 84,091 note warrants $0.87 per share. As of December 31, 2005, 163,357 note warrants are outstanding. The Company recognized an original issue discount in the amount of $315,000 in connection with the issuance of note warrants and during the year ended December 31, 2004, the Company amortized $315,000 of the original issue discount as a component of interest expense.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 31, 2011.

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$ 25,000	4/2006
Baton Rouge, Louisiana	$ 21,000	Month to Month
Charlotte, North Carolina	$ 61,000	11/2009
Fremont, New Hampshire	$ 13,500	6/2006
Hillburn, New York	$168,000	Month to Month
Orangeburg, New York	$161,000	3/2011
Pearl River, New York	$ 70,000	12/2007

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2005 and 2004 totaled approximately $478,000 and $559,000, respectively. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2006	$ 368
- 2007	298
- 2008	231
- 2009	229
- 2010 and after	212
Total	$1,338
======

Legal Proceedings

On April 1, 1999, the Company reported a release at the Company's Hillburn, New York facility (the "Hillburn Facility"), of approximately 7,800 lbs. of R-11 refrigerant (the "1999 Release"), as a result of a failed hose connection to one of the Company's outdoor storage tanks allowing liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system at the Company's Hillburn Facility to remove R-11 levels in the groundwater under and around the Company's facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at its Hillburn Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2005, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2008. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and as such, costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

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

In October 2001, the Company learned that trace levels of R-11 were detected in one of the wells operated by United Water of New York, Inc.'s ("United") that is in the closest proximity to the Village of Suffern's ("Village") well system. No contamination of R-11 has ever been detected in any of the Village's wells and, since October 2002, the level of R-11 in the United well closest to the Village has been below 1 ppb. In September 2004, the Village advised that it intends to continue performing additional sampling of its wells at a cost of approximately $5,000 per year, and has requested that the Company reimburse the Village for the costs for such sampling. In November 2005, the Village requested reimbursement from the Company of approximately $3,200 for sampling costs through September 2005.

Between April 2004 and September 2004, Ramapo Land Company ("Ramapo"), the lessor of the Company's Hillburn Facility, advised the Company that it had incurred approximately $80,000 in legal and consulting fees relating to the 1999 Release at the Hillburn Facility and requested reimbursement from the Company for these costs and for future costs that may be incurred in this regard. In September 2004, Ramapo advised the Company that the value of the real property upon which the Hillburn Facility is situated has been diminished in value by an unspecified amount as a result of the 1999 Release. In July 2005, the Company received a summons with notice in connection with an action commenced by Ramapo against the Company in the Supreme Court of the State of New York, Rockland County, seeking damages in the amount of $2,000,000 for an alleged and unspecified breach of contract (the "Rockland County Action"). In December 2005, Ramapo completed the sale of the Hillburn Facility to the Town of Ramapo and, in connection with that sale, the Company entered into a Lease Termination Agreement (the "Agreement") with Ramapo pursuant to which the Company paid Ramapo approximately $70,000 in exchange for a release from Ramapo "from any claims and causes of action which it has or may have including, without limitation, any claim for a reduction in the value" of the Hillburn Facility. Additionally, in December 2005, the Company entered into a Stipulation of Discontinuance (the "Stipulation") with Ramapo by which Ramapo agreed to dismiss with prejudice all claims asserted by Ramapo in the Rockland County Action. The execution of the Agreement and the Stipulation resolved all claims of Ramapo arising out of the 1999 Release.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the year ended December 31, 2005, the Company incurred $84,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release of R-11 refrigerant will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in May 2007 and is automatically renewable for successive two-year terms unless notice of non-renewal is provided within 90 days of the then expiration date. Pursuant to the agreement, effective February 1, 2000, Mr. Zugibe is receiving an annual base salary of $141,000 with such increases and bonuses as the Board may determine and as of December 31, 2005 his annual salary is $170,000. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

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

Effective July 25, 1997, and as amended on August 19, 1999, the Company adopted its 1997 Employee Stock Option Plan ("1997 Plan") pursuant to which 2,000,000 shares of Common Stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute ISOs under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 1997 Plan is sooner terminated, the ability to award options under the 1997 Plan will expire on June 11, 2007.

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

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan ("2004 Plan") pursuant to which 2,500,000 shares of Common Stock are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute ISOs under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Non-qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2004 Plan is sooner terminated, the ability to award options under the 2004 Plan will expire on September 10, 2014

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

On December 13, 2005, the Company's Board of Directors approved the acceleration of the vesting of certain unvested options awarded under the 1997 Plan on September 30, 2005 to the executive officers and to two other key employees of the Company. As a result of this action, options to purchase a total of 65,625 shares of the Company's Common Stock that were granted under the 1997 Plan on September 30, 2005, vested in full effective December 14, 2005. The closing market price of the Company's Common Stock on December 14, 2005 was $2.01. Since the exercise price of the options subject to acceleration was above the closing market price as of the effective date of the acceleration, the options subject to acceleration had no economic value to the holders on the date of acceleration, and the Company incurred no stock based compensation expense as a result of the acceleration of these options. The purpose of accelerating the vesting of these outstanding previously unvested options was to enable the Company to avoid recognizing stock based compensation expense associated with these options in future periods as required by Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(r)"), which was adopted in January 2006.

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

Years ended December 31,	2005	2004
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	3.88%	3.5%
Expected volatility	60%	50%
Expected lives	5-10 years	5-10 years

A summary of the status of the Company's 1994, 1997 and 2004 Plans as of December 31, 2005 and 2004 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,700,902	$ 2.20
• Granted	810,438	$ 0.94
• Forfeited	(103,950)	$ 2.35
• Exercised	(120,500)	$ 1.07
Outstanding at December 31, 2004	2,286,890	$ 1.85
• Granted	1,124,375	$ 1.40
• Forfeited	(531,600)	$ 2.37
• Exercised	(375,380)	$ 1.07
Outstanding at December 31, 2005	2,504,285	$ 1.65

Data summarizing year-end options exercisable and weighted average fair-value of options granted during the years ended December 31, 2005 and 2004 is shown below:

Options Exercisable

Year ended December 31,	2005	2004

Options exercisable at year-end	2,162,045	1,955,223

Weighted average exercise price	$1.76	$1.98

Weighted average fair value of options granted during the year	$1.40	$0.94

Options Exercisable at December 31, 2005

	Number	Weighted Average
Range of Prices	Outstanding	Exercise Price
$0 to $2	1,531,768	$1.32
$2 to $4	630,277	$2.82
$0 to $4	2,162,045	$1.76
	=========

The following table summarizes information about stock options outstanding:

Options Outstanding At December 31, 2005

		Weighted Average
Range of	Number	Remaining	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price
$0 to $2	1,874,008	8.03 years	$ 1.26
$2 to $4	630,277	2.44 years	$ 2.82
$0 to $4	2,504,285	6.63 years	$ 1.65
	=========