Form 10QSB
period 2006-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2006-05-11
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

_____________________

(Exact name of small business issuer as specified in its charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-3641539 (I.R.S. Employer Identification No.)

275 North Middletown Road
Pearl River, New York 10965 (Address of Principal Executive Offices)

Issuer's telephone number	(845) 735-6000

________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

_____________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,892,974 shares
Class	Outstanding at April 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 314	$ 634
Trade accounts receivable - net of allowance for doubtful
accounts of $368 and $323	3,490	1,829
Inventories	5,292	6,145
Prepaid expenses and other current assets	96	168
Total current assets	9,192	8,776

Property, plant and equipment, less accumulated depreciation and amortization	2,656	2,774
Other assets	117	60
Intangible assets, less accumulated amortization	87	88
Total Assets	$12,052	$11,698
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,072	$ 2,892
Accrued payroll	536	595
Short-term debt and current maturities of long-term debt	1,423	1,402
Total current liabilities	5,031	4,889
Long-term debt, less current maturities	1,184	1,219
Total Liabilities	6,215	6,108

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,892,974	259	259
Additional paid-in capital	35,455	35,455
Accumulated deficit	(29,877)	(30,124)
Total Stockholders' Equity	5,837	5,590

Total Liabilities and Stockholders' Equity	$12,052	$11,698
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2006	2005

Revenues	$6,906	$4,582
Cost of sales	5,180	3,136
Gross Profit	1,726	1,446

Operating expenses:
Selling and marketing	447	410
General and administrative, including $87
and $0 for share-based payment arrangements	926	747
Total operating expenses	1,373	1,157

Operating income	353	289

Other income (expense):
Interest expense	(103)	(66)
Interest income	2	--
Total other income (expense)	(101)	(66)

Income before income taxes	252	223

Income taxes	5	--

Net income	$247	$223
	=========	=========
________________________
Net income per common share - basic and diluted	$0.01	$0.01
	========	========
Weighted average number of shares
outstanding - Basic	25,892,974	25,517,594
	============	============

Weighted average number of shares
outstanding - Diluted	26,452,910	25,543,680
	============	============

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period
	ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$ 247	$ 223
Adjustments to reconcile net income
to cash provided (used) by operating activities:
Depreciation and amortization	156	154
Allowance for doubtful accounts	30	30
Issuance of stock options for services	87	--
Changes in assets and liabilities:
Trade accounts receivable	(1,690)	129
Inventories	853	544
Prepaid expenses and other current assets	72	48
Other assets	34	2
Accounts payable and accrued expenses	(57)	(43)
Cash provided (used) by operating activities	(268)	1,087

Cash flows from investing activities:
Additions to patents	(6)	(1)
Additions to property, plant, and equipment	(31)	(61)
Cash used by investing activities	(37)	(62)

Cash flows from financing activities:
Proceeds from (repayment of) short-term debt - net	238	(1,064)
Repayment of long-term debt	(253)	(29)
Cash used by financing activities	(15)	(1,093)

Decrease in cash and cash equivalents	(320)	(68)
Cash and cash equivalents at beginning of period	634	615
Cash and cash equivalents at end of period	$ 314	$ 547
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 103	$ 66
Cash paid for income taxes	$ 22	$ --

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1- Summary of significant accounting policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, together with its subsidiaries (collectively, "Hudson" or the "Company"), is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) reclamation of refrigerants. The Company operates through its wholly - owned subsidiary, Hudson Technologies Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2006, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2006 and December 31, 2005.

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

During the three month period ended March 31, 2006, no customer accounted for 10% or more of the Company's revenues. During the three month period ended March 31, 2005, one customer accounted for 23% of the Company's revenues.

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

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectibility. In addition, each sale is based on an arrangement with the customer and the sales price to the customer is fixed. License fees are recognized over the period of the license based on the respective performance measurements associated with the license. Royalty revenues are recognized when earned. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges its customers shipping fees such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three month period ended March 31,	2006	2005
(in thousands)
Refrigerant and reclamation sales	$5,868	$4,010
RefrigerantSide® Services	1,038	572
Total	$6,906	$4,582
	=======	=======

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for prior period losses. The tax benefit associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. Certain states either do not allow or limit net operating loss carry forwards and as such the Company will be liable for certain state taxes even though for federal tax purposes the Company has net operating loss carry forwards and will not pay federal taxes.

Income per common and equivalent shares

Income per common share, Basic, is calculated based on the net income for the period divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the quarter ended March 31, 2006, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share were 1,461,740 and 1,142,545, respectively. In 2005, the effect of equivalent shares was not dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, non chlorofluorocarbon ("CFC") based, and reclaimable, primarily CFC based, refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of CFC refrigerants and limited the production of hydrochlorofluorocarbons ("HCFC") refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on its operating results.

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

Three month period ended March 31,	2005
Pro forma results
(In thousands, except per share amounts)
Net income available for common shareholders:
As reported	$223
Total stock based employee compensation
expense determined under fair value based
method	96
Pro forma	$127
======
Income per common share-basic and diluted:
As reported	$ .01
======
Pro forma	$ --
======

Recent accounting pronouncements

As of January 1, 2006, the Company adopted, utilizing the modified prospective method, the Financial Accounting Standards Board ("FASB") revision of FASB statement No. 123, ("Revised SFAS 123") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Revised SFAS 123 establishes fair value as the measurement objective in accounting for share-based payment arrangements (see "Note 2").

In February 2006, the FASB issued FASB statement No. 155 ("SFAS 155"). SFAS 155 addresses accounting for certain hybrid financial instruments.

In March 2006, the FASB issued FASB statement No. 156 ("SFAS 156"). SFAS 156 addresses accounting for servicing of financial assets.

SFAS 155 and 156 are effective for fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of these accounting pronouncements will have a material impact on the Company's financial position or results of operations.

Note 2- Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the quarter ended March 31, 2006, the share-based compensation expense of $87,000 is reflected in general and administrative expenses in the consolidated statement of income.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"). The Plans are administered by the Compensation Committee and the Board of Directors. As of March 31, 2006, the Plans authorized the issuance of stock options to purchase 4,500,000 shares of the Company's common stock and, as of March 31, 2006, there were 1,816,237 shares of the Company's common stock available for issuance for future stock option grants.

Stock options are awards which allow the recipient to purchase shares of the Company's common stock at a fixed price and are typically granted at an exercise price equal to the Company's stock price at the date of grant. The Company's future stock option awards are expected to vest over two years from the grant date and have a contractual term of five to ten years. The Company estimates the fair value of all share-based compensation using a Black-Scholes valuation model.

During the three month period ended March 31, 2006, the Company issued 160,000 stock options and the fair value of these awards was $140,000. Total unrecognized compensation cost related to non-vested previously granted option awards of 352,370 was $255,000 which is expected to be recognized over a weighted -average period of approximately 2 years.

The following weighted-average assumptions were used in determining fair values of share-based award are as follows:

Period ended March 31,	2006
Assumptions
Dividend Yield	0%
Risk free interest rate	4.0%
Expected volatility	60%
Expected lives	5-10 years

The following table summarizes share-based award activity under the Company's stock option Plans:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,504,285	$ 1.65
• Granted	160,000	$ 1.40
• Forfeited	(60,000)	$ 2.38
• Exercised	--
Outstanding at March 31, 2006	2,604,285	$ 1.62

Data summarizing options exercisable and weighted average fair-value of options granted during the period ended March 31, 2006 is shown below:

Options Exercisable

As of March 31,	2006

Options exercisable at period-end	2,251,915

Weighted average exercise price	$1.73

Weighted average fair value of options granted during the period	$1.40

Options Exercisable at March 31, 2006

	Number	Weighted Average
Range of Prices	Outstanding	Exercise Price
$0 to $2	1,681,638	$1.35
$2 to $4	570,277	$2.87
$0 to $4	2,251,915	$1.73
	=========

The following table summarizes information about stock options outstanding:

Options Outstanding At March 31, 2006

		Weighted Average
Range of	Number	Remaining	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price
$0 to $2	2,034,008	7.27 years	$ 1.27
$2 to $4	570,277	1.59 years	$ 2.87
$0 to $4	2,604,285	6.02 years	$ 1.62
	=========

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgements, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgements and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimated liabilities could differ from the original estimates.

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

Results of Operations

Three month period ended March 31, 2006 as compared to three month period ended March 31, 2005

Revenues for the three month period ended March 31, 2006 were $6,906,000, an increase of $2,324,000 or 51% from the $4,582,000 reported during the comparable 2005 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $1,859,000 and an increase in RefrigerantSide® Services revenues of $465,000. The increase in refrigerant revenues of $1,859,000 is due to an increase in volume of $2,225,000 offset by a reduction in the price of certain refrigerants sold of $366,000. The increase in RefrigerantSide® Services revenues of $465,000 was primarily attributed to an increase in the overall size of jobs performed in the aggregate amount of $300,000 and an increase in the number of jobs performed in the aggregate amount of $165,000.

Cost of sales for the three month period ended March 31, 2006 was $5,180,000 an increase of $2,044,000 or 65% from the $3,136,000 reported during the comparable 2005 period. The increase in cost of sales was primarily due to the volume of refrigerants sold. As a percentage of sales, cost of sales were 75% of revenues for the 2006 period, an increase from the 68% reported for the comparable 2005 period. The increase in cost of sales as a percentage of revenues was primarily attributable to the decrease in the sales price and an increase in the materials cost of certain refrigerants sold resulting in lower gross profit margins on the sale of those products.

Operating expenses for the three month period ended March 31, 2006 were $1,373,000, an increase of $216,000 or 19% from the $1,157,000 reported during the comparable 2005 period. The increase was primarily attributable to an increase in selling and compensation expense related to the adoption of SFAS 123(r).

Other income (expense) for the three month period ended March 31, 2006 was $(101,000), compared to the $(66,000) reported during the comparable 2005 periods. Other income (expense) includes interest expense of $103,000 and $66,000 for the 2006 and 2005 periods, respectively. The increase in interest expense is primarily attributed to an increase in borrowings in 2006.

Income taxes for the three months ended March 31, 2006 of $5,000 were recognized for states that either do not allow or have limitations on net operating loss carry forwards. No income taxes for the three months ended March 31, 2005 were recognized. During the 2006 and 2005 periods, no federal income taxes were recognized on the income before taxes of $247,000 and $223,000, respectively, due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations. Limitations on the amount of the Company's net operating loss carry forwards, and on the annual limitations, could occur in the future upon the occurrence of certain events including, without limitation, a change in control of the Company.

Net income for the three month period ended March 31, 2006 was $247,000, an increase of $24,000 from the $223,000 net income reported during the comparable 2005 period. The increase in net income was primarily attributed to the increase in volume in refrigerant sales and an increase in RefrigerantSide® Services offset by increased compensation costs primarily as a result of the adoption of SFAS 123(r).

Liquidity and Capital Resources

At March 31, 2006, the Company had a working capital, which represents current assets less current liabilities, of approximately $4,161,000, an increase of $274,000 from the working capital of $3,887,000 at December 31, 2005. The increase in working capital is primarily attributable to operating results.

Principal components of current assets are inventory and trade receivables. At March 31, 2006, the Company had inventories of $5,292,000, a decrease of $853,000 or 14% from the $6,145,000 at December 31, 2005. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants, which are no longer being manufactured, or non-CFC refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At March 31, 2006, the Company had trade receivables, net of allowance for doubtful accounts, of $3,490,000, an increase of $1,661,000 or 91% from the $1,829,000 at December 31, 2005. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash used by operating activities for the three month period ended March 31, 2006, was $268,000 compared with net cash provided by operating activities of $1,087,000 for the comparable 2005 period. The net cash used by operating activities was primarily attributable to the increase in accounts receivable offset in part by a decrease in inventories.

Net cash used by investing activities for the three month period ended March 31, 2006, was $37,000 compared with net cash used by investing activities of $62,000 for the prior comparable 2005 period. The net cash used by investing activities for the 2006 period was primarily related to investment in general purpose equipment.

Net cash used by financing activities for the three month period ended March 31, 2006, was $15,000 compared with net cash used by financing activities of $1,093,000 for the comparable 2005 period. The net cash used by financing activities for the 2005 period primarily consisted of repayment of short-term debt. The net cash used by financing activities for the 2006 period was due to the repayment of long-term debt partially offset by proceeds from short-term debt.

At March 31, 2006, the Company had cash and cash equivalents of $314,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility, and to a lesser extent in support of its RefrigerantSide® Services. The Company estimates that capital expenditures during 2006 may range from approximately $500,000 to $700,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2007. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 1.0%, or 6.5%, and was 8.75% at March 31, 2006. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2006, Hudson had in the aggregate $1,263,000 of borrowings outstanding and $3,337,000 available for borrowing under the Keltic revolving line of credit, respectively. In addition, the Company had $353,000 of borrowings outstanding under its term loan with Keltic.

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

During the three month period ended March 31, 2006, no customer accounted for 10% or more of the Company's revenues. During the three month period ended March 31, 2005, one customer accounted for 23% of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2005.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 10, 2006
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 10, 2006
	James R. Buscemi	Date
Chief Financial Officer