Form 10QSB
period 2006-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2006-08-02
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,908,264 shares
Class	Outstanding at July 28, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 762	$ 634
Trade accounts receivable - net of allowance for doubtful
accounts of $413 and $323	4,502	1,829
Inventories	4,372	6,145
Prepaid expenses and other current assets	109	168
Total current assets	9,745	8,776

Property, plant and equipment, less accumulated depreciation and amortization	2,947	2,774
Other assets	41	60
Intangible assets, less accumulated amortization	81	88
Total Assets	$12,814	$11,698
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,199	$ 2,892
Accrued payroll	659	595
Short-term debt and current maturities of long-term debt	547	1,402
Total current liabilities	4,405	4,889
Long-term debt, less current maturities	1,111	1,219
Total Liabilities	5,516	6,108

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,908,264 and 25,892,974	259	259
Additional paid-in capital	35,619	35,455
Accumulated deficit	(28,580)	(30,124)
Total Stockholders' Equity	7,298	5,590

Total Liabilities and Stockholders' Equity	$12,814	$11,698
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2006	2005	2006	2005

Revenues	$8,803	$7,221	$15,709	$11,803
Cost of sales	6,215	4,247	11,395	7,383
Gross Profit	2,588	2,974	4,314	4,420

Operating expenses:
Selling and marketing	403	393	849	803
General and administrative, including $63, $0,
$150 and $0 for share-based payment arrangements	799	840	1,726	1,587
Total operating expenses	1,202	1,233	2,575	2,390

Operating income	1,386	1,741	1,739	2,030

Other income (expense):
Interest expense	(85)	(71)	(188)	(137)
Interest income	4	--	6	--
Total other income (expense)	(81)	(71)	(182)	(137)

Income before income taxes	1,305	1,670	1,557	1,893

Income taxes	8	--	13	--

Net income	$1,297	$1,670	$1,544	$1,893
	=======	=======	=======	=======

Net income per common share - basic and diluted	$0.05	$0.07	$0.06	$0.07
	======	======	======	======
Weighted average number of shares
outstanding - Basic	25,893,907	25,517,594	25,893,207	25,517,594
	===========	===========	===========	===========
Weighted average number of shares
outstanding - Diluted	26,273,210	25,533,625	26,370,126	25,531,019
	===========	===========	===========	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period
	ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$ 1,544	$ 1,893
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization	282	307
Allowance for doubtful accounts	60	60
Issuance of stock options for services	150	3
Changes in assets and liabilities:
Trade accounts receivable	(2,732)	(1,207)
Inventories	1,773	(74)
Prepaid expenses and other current assets	59	133
Other assets	19	28
Accounts payable and accrued expenses	371	278
Cash provided by operating activities	1,526	1,421

Cash flows from investing activities:
Additions to patents	(6)	(84)
Additions to property, plant, and equipment	(184)	(229)
Cash used by investing activities	(190)	(313)

Cash flows from financing activities:
Issuance of common stock	14	--
Repayment of short-term debt - net	(930)	(950)
Repayment of long-term debt	(292)	(96)

Cash used by financing activities	(1,208)	(1,046)

Increase in cash and cash equivalents	128	62
Cash and cash equivalents at beginning of period	634	615
Cash and cash equivalents at end of period	$ 762	$ 677
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 188	$ 137
Cash paid for income taxes	$ 23	$ --

Supplemental disclosure of non-cash investing
and financing activities:
Debt issuance in connection with purchase of property and equipment	$ 259	$ 945

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2005. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2006, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2006 and December 31, 2005.

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

During the six month period ended June 30, 2006, no customer accounted for 10% or more of the Company's revenues. During the six month period ended June 30, 2005, one customer accounted for 17% and another customer accounted for 13% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six month period ended June 30,	2006	2005
(in thousands)
Refrigerant and reclamation sales	$13,568	$10,138
RefrigerantSide® Services	2,141	1,665
Total	$15,709	$11,803
	=======	=======

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The Company recognized a reserve allowance against the deferred tax benefit for prior period losses. The tax benefit associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. Certain states either do not allow or limit net operating loss carry forwards and as such the Company will be liable for certain state taxes even though for federal tax purposes the Company has net operating loss carry forwards and may not pay federal taxes.

Income per common and equivalent shares

Income per common share, Basic, is calculated based on the net income for the period divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. For the six months ended June 30, 2006, the number of common equivalent shares included and excluded in the calculation of diluted income per common share was 1,646,450 and 901,795, respectively. For the six months ended June 30, 2005, the number of common equivalent shares included and excluded in the calculation of diluted income per common share was 311,090 and 2,481,457, respectively.

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

	Three month period ended June 30,	Six month period ended June 30,
	2005	2005
Pro forma results
(In thousands, except per share amounts)
Net income available for common shareholders:
As reported	$1,670	$1,893
Total stock based employee compensation
expense determined under fair value based
method	96	192
Pro forma	$1,574	$1,701
	=====	=====

Income per common share-basic and diluted:
As reported	$ .07	$ .07
	=====	=====
Pro forma	$ .06	$ .07
	=====	=====

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

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the "Interpretation"). The Interpretation significantly changes the previous guidance for establishing accruals for tax uncertainties. The Company is required to adopt the Interpretation on January 1, 2007, by adjusting accrued tax liabilities, with an offsetting adjustment to retained earnings. At this time, the Company does not have enough information to estimate the effect of the Interpretation on tax liabilities or on future years' earnings.

Note 2- Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six months ended June 30, 2006, the share-based compensation expense of $150,000 is reflected in general and administrative expenses in the consolidated statement of income.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"). The Plans are administered by the Compensation Committee and the Board of Directors. As of June 30, 2006, the Plans authorized the issuance of stock options to purchase 4,500,000 shares of the Company's Common Stock and, as of June 30, 2006, there were 1,856,987 shares of the Company's Common Stock available for issuance for future stock option grants.

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

During the six month period ended June 30, 2006, the Company issued 160,000 stock options and the fair value of these awards was $140,000. Total unrecognized compensation cost related to non-vested previously granted option awards of 352,370 was $194,733 which is expected to be recognized over a weighted -average period of approximately 2 years.

The following weighted-average assumptions were used in determining fair values of share-based award are as follows:

Period ended June 30,	2006
Assumptions
Dividend Yield	0%
Risk free interest rate	4.0%
Expected volatility	60%
Expected lives	5-10 years

The following table summarizes share-based award activity under the Company's stock option Plans:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,504,285	$ 1.65
• Granted	160,000	$ 1.40
• Forfeited	(100,750)	$ 2.38
• Exercised	(15,290)	$ 0.89
Outstanding at June 30, 2006	2,548,245	$ 1.61
	=========

Data summarizing options exercisable and weighted average fair-value of options granted during the six month period ended June 30, 2006 is shown below:

Options Exercisable

As of June 30,	2006

Options exercisable at period-end	2,286,771

Weighted average exercise price	$1.69

Weighted average fair value of options granted during the period	$1.40

Options Exercisable at June 30, 2006

	Number	Weighted Average
Range of Prices	Outstanding	Exercise Price
$0 to $2	1,757,244	$1.33
$2 to $4	529,527	$2.90
$0 to $4	2,286,771	$1.69
	=========

The following table summarizes information about stock options outstanding:

Options Outstanding At June 30, 2006

		Weighted Average
Range of	Number	Remaining	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price
$0 to $2	2,018,718	7.27 years	$ 1.27
$2 to $4	529,527	1.72 years	$ 2.90
$0 to $4	2,548,245	6.11 years	$ 1.61
	=========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements which become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

The Company is focusing its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company focuses its RefrigerantSide® Services on customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company intends to pursue the creation of strategic alliances with companies that service larger customers in targeted industries, which would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, the Company has expanded its service offering outside of the United States through a strategic alliance with BOC Group. The Company may incur additional expenses as it develops its RefrigerantSide® Services.

Sales of refrigerants continue to represent a majority of the Company's revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilize non-CFC based refrigerants displace those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. The Company has increased its refrigerant sales from non-CFC based refrigerants, including HCFC refrigerants. The Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Three month period ended June 30, 2006 as compared to three month period ended June 30, 2005

Revenues for the three month period ended June 30, 2006 were $8,803,000, an increase of $1,582,000 or 22% from the $7,221,000 reported during the comparable 2005 period. The increase in revenues was attributable to an increase in refrigerant revenues of $1,570,000 and an increase in RefrigerantSide® Services revenues of $12,000. The increase in refrigerant revenues of $1,570,000 is due to an increase in volume of $2,270,000 offset by a reduction in the price of certain refrigerants sold of $700,000. The increase in RefrigerantSide® Services revenues of $12,000 was primarily attributed to an increase in the overall average size of jobs performed offset in part by a decrease in the number of jobs performed.

Cost of sales for the three month period ended June 30, 2006 was $6,215,000 an increase of $1,968,000 or 46% from the $4,247,000 reported during the comparable 2005 period. The increase in cost of sales was primarily due to the increase in volume of refrigerants sold. As a percentage of sales, cost of sales were 71% of revenues for the 2006 period, an increase from the 59% reported for the comparable 2005 period. The increase in cost of sales as a percentage of revenues was primarily attributable to the decrease in the sales price and an increase in the materials cost of certain refrigerants sold resulting in lower gross profit margins on the sale of those products when compared to the same period of 2005.

Operating expenses for the three month period ended June 30, 2006 were $1,202,000, a decrease of $31,000 or 3% from the $1,233,000 reported during the comparable 2005 period. The decrease was primarily attributable to a decrease in professional fees and insurance expense offset in part by an increase in compensation costs primarily associated with the adoption of SFAS 123(r).

Other income (expense) for the three month period ended June 30, 2006 was $(81,000), compared to the $(71,000) reported during the comparable 2005 period. Other income (expense) consist primarily of interest expense of $85,000 and $71,000 for the 2006 and 2005 periods, respectively. The increase in interest expense is primarily attributed to both an increase in the interest rate and borrowings in 2006.

Income taxes for the three months ended June 30, 2006 of $8,000 were recognized for states that either do not allow or have limitations on net operating loss carry forwards. No income taxes for the three months ended June 30, 2005 were recognized. During the 2006 and 2005 periods, no federal income taxes were recognized on the income before taxes of $1,305,000 and $1,670,000, respectively, due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior year losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations. Limitations on the amount of the Company's net operating loss carry forwards, and on the annual limitations, could occur in the future upon the occurrence of certain events including, without limitation, a change in control of the Company.

Net income for the three month period ended June 30, 2006 was $1,297,000, a decrease of $373,000 from the $1,670,000 net income reported during the comparable 2005 period. The decrease in net income was primarily attributed to the decrease in gross profit on certain refrigerant sales and an increase in compensation costs primarily associated with the adoption of SFAS 123(r).

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005

Revenues for the six months ended June 30, 2006 were $15,709,000, an increase of $3,906,000 or 33% from the $11,803,000 reported during the comparable 2005 period. The increase in revenues was attributable to an increase in refrigerant revenues of $3,429,000 and an increase in RefrigerantSide® Services revenues of $477,000. The increase in refrigerant revenues is related to an increase in volume of $4,495,000 offset by a reduction in the price of certain refrigerants sold of $1,066,000. The increase in RefrigerantSide® Services revenues of $477,000 was primarily attributable to an increase in the overall average size and number of jobs performed.

Cost of sales for the six months ended June 30, 2006 was $11,395,000, an increase of $4,012,000 or 54% from the $7,383,000 reported during the comparable 2005 period. The increase in cost of sales was primarily due to the increase in volume of refrigerants sold. As a percentage of sales, cost of sales were 73% of revenues for 2006, an increase from the 63% reported for the comparable 2005 period. The increase in cost of sales as a percentage of revenues was primarily attributable to a decrease in the sales price and an increase in the material costs of certain refrigerants sold, particularly during the first three months of 2006, resulting in lower gross profit margins on the sale of those products when compared to the same period of 2005.

Operating expenses for the six months ended June 30, 2006 were $2,575,000 an increase of $185,000 or 8% from the $2,390,000 reported during the comparable 2005 period. The increase was primarily attributable to an increase in selling payroll expense and an increase in compensation costs of $150,000 associated with the adoption of SFAS 123(r).

Other income (expense) for the six months ended June 30, 2006 was ($182,000), compared to the ($137,000) reported during the comparable 2005 period. Other income (expense) consists primarily of interest expense of $188,000 and $137,000 for the comparable six month periods ended June 30, 2006 and 2005, respectively. The increase in interest expense is primarily attributed to both an increase in the interest rate and outstanding indebtedness.

Income taxes for the six months ended June 30, 2006 of $13,000 were recognized for states that either do not allow or have limitations on net operating loss carry forwards. No income taxes for the six months ended June 30, 2005 were recognized. During the 2006 and 2005 periods no income taxes were recognized on the income before taxes of $1,557,000 and $1,893,000, respectively, due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior year losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations. Limitations on the amount of the Company's net operating loss carry forwards, and on the annual limitations, could occur in the future upon the occurrence of certain events including, without limitation, a change in the control of the Company.

Net income for the six months ended June 30, 2006 was $1,544,000 a decrease of $349,000 from the $1,893,000 net income reported during the comparable 2005 period. The decrease in net income was primarily attributable to a decrease in gross profit margins on certain refrigerant sales and an increase in compensation costs primarily associated with the adoption of SFAS 123(r).

Liquidity and Capital Resources

At June 30, 2006, the Company had a working capital, which represents current assets less current liabilities, of approximately $5,340,000, an increase of $1,453,000 from the working capital of $3,887,000 at December 31, 2005. The increase in working capital is primarily attributable to operating results.

Principal components of current assets are inventory and trade receivables. At June 30, 2006, the Company had inventories of $4,372,000, a decrease of $1,773,000 or 29% from the $6,145,000 at December 31, 2005. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants, which are no longer being manufactured, or non-CFC refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At June 30, 2006, the Company had trade receivables, net of allowance for doubtful accounts, of $4,502,000, an increase of $2,673,000 or 146% from the $1,829,000 at December 31, 2005. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash provided by operating activities for the six month period ended June 30, 2006, was $1,526,000 compared with net cash provided by operating activities of $1,421,000 for the comparable 2005 period. The net cash provided by operating activities was primarily attributable to the net income and decrease in inventories offset in part by an increase in accounts receivable.

Net cash used by investing activities for the six month period ended June 30, 2006, was $190,000 compared with net cash used by investing activities of $313,000 for the prior comparable 2005 period. The net cash used by investing activities for the 2006 period was primarily related to investment in general purpose equipment.

Net cash used by financing activities for the six month period ended June 30, 2006, was $1,208,000 compared with net cash used by financing activities of $1,046,000 for the comparable 2005 period. The net cash used by financing activities for the 2006 period was due to the repayment of short-term and long-term debt.

At June 30, 2006, the Company had cash and cash equivalents of $762,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility, and to a lesser extent in support of its RefrigerantSide® Services. The Company estimates that capital expenditures during 2006 may range from approximately $500,000 to $750,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2007. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 1.0%, or 6.5%, and was 9.25% at June 30, 2006. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2006, Hudson had in the aggregate $105,000 of borrowings outstanding and $4,328,000 available for borrowing under the Keltic revolving line of credit, respectively. In addition, the Company had $333,000 of borrowings outstanding under its term loan with Keltic.

On March 31, 2004, all of the Company's Series A Preferred Stock have been converted to Common Stock with the holders of the Series A Preferred Stock receiving 16,397,468 shares of Common Stock (the "Conversion Shares"). In connection with the original purchase in March 1999, of the Company's Series A Preferred Stock, the holders of the Preferred Stock were provided certain registration, preemptive and tag along rights and such rights continue to be held by the holders of the Conversion Shares. The holders of the Conversion Shares have the right, for as long as they hold at least thirty-five (35%) percent in the aggregate of the Conversion Shares, or at least 5,739,114 Conversion Shares, to nominate up to two individuals to become members of the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will attend and observe meetings of the Board of Directors. The holders of the Conversion Shares have the right, for as long as they hold at least twenty (20%) percent, or at least 3,279,494 Conversion Shares, but less than thirty-five (35%) percent in the aggregate of the Conversion Shares, to nominate one individual to become a member of the Company's Board of Directors, or at their option, to designate one advisor to the Company's Board of Directors who will attend and observe meetings of the Board of Directors.

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

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning and refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, the production of certain HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. Notwithstanding the limitations imposed by and under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

During the six month period ended June 30, 2006, no customer accounted for 10% or more of the Company's revenues. During the six month period ended June 30, 2005, one customer accounted for 17% and another customer accounted for 13% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects and purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants have resulted in losses during the second half of the year. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 2, 2006
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 2, 2006
	James R. Buscemi	Date
Chief Financial Officer