Form 10QSB
period 2006-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2006-11-01
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,915,464 shares
Class	Outstanding at October 26, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part	Item		Page

Part I.	Financial Information

	Item 1	- Financial Statements
		- Consolidated Balance Sheets	3
		- Consolidated Income Statements	4
		- Consolidated Statements of Cash Flows	5
		- Notes to the Consolidated Financial Statements	6 - 10
	Item 2	- Management's Discussion and Analysis of Financial	11 - 15
		Condition and Results of Operations
	Item 3	- Controls and Procedures	15

Part II.	Other Information

	Item 1	- Legal Proceedings	16
	Item 6	- Exhibits	16

	Signatures		17

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,456	$ 634
Trade accounts receivable - net of allowance for doubtful
accounts of $411 and $323	2,480	1,829
Inventories	5,581	6,145
Prepaid expenses and other current assets	139	168
Total current assets	10,656	8,776

Property, plant and equipment, less accumulated depreciation and amortization	2,929	2,774
Other assets	32	60
Intangible assets, less accumulated amortization	75	88
Total Assets	$13,692	$11,698
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,452	$ 2,892
Accrued payroll	661	595
Short-term debt and current maturities of long-term debt	431	1,402
Total current liabilities	4,544	4,889
Long-term debt, less current maturities	1,112	1,219
Total Liabilities	5,656	6,108

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,915,464 and 25,892,974	259	259
Additional paid-in capital	35,683	35,455
Accumulated deficit	(27,906)	(30,124)
Total Stockholders' Equity	8,036	5,590

Total Liabilities and Stockholders' Equity	$13,692	$11,698
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2006	2005	2006	2005

Revenues	$4,971	$4,518	$20,680	$16,322
Cost of sales	3,170	2,894	14,565	10,277
Gross Profit	1,801	1,624	6,115	6,045

Operating expenses:
Selling and marketing	351	357	1,200	1,159
General and administrative, including $58, $0,
$208 and $0 for share-based payment arrangements	708	635	2,434	2,223
Total operating expenses	1,059	992	3,634	3,382

Operating income	742	632	2,481	2,663

Other income (expense):
Interest expense	(78)	(80)	(266)	(218)
Interest income	15	--	21	--
Total other income (expense)	(63)	(80)	(245)	(218)

Income before income taxes	679	552	2,236	2,445

Income taxes	5	24	18	24

Net income	$ 674	$ 528	$2,218	$2,421
	=========	=========	=========	=========

Net income per common share - basic	$0.03	$0.02	$0.09	$0.09
	======	======	======	======
Net income per common share - diluted	$0.03	$0.02	$0.08	$0.09
	======	======	======	======
Weighted average number of shares
outstanding - Basic	25,910,664	25,579,261	25,897,630	25,492,844
	===========	===========	===========	===========
Weighted average number of shares
outstanding - Diluted	26,207,117	25,700,915	26,319,265	25,622,873
	===========	===========	===========	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period
	ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$ 2,218	$ 2,421
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization	423	461
Allowance for doubtful accounts	60	90
Issuance of stock options for services	208	3
Changes in assets and liabilities:
Trade accounts receivable	(711)	(919)
Inventories	564	(1,038)
Prepaid expenses and other current assets	29	81
Other assets	28	27
Accounts payable and accrued expenses	626	11
Cash provided by operating activities	3,445	1,137

Cash flows from investing activities:
Additions to patents	(6)	(86)
Additions to property, plant, and equipment	(264)	(354)
Cash used by investing activities	(270)	(440)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	20	235
Repayment of short-term debt - net	(1,036)	(1,038)
Proceeds from long-term debt	--	28
Repayment of long-term debt	(337)	(130)
Cash used by financing activities	(1,353)	(905)

Increase (decrease) in cash and cash equivalents	1,822	(208)
Cash and cash equivalents at beginning of period	634	615
Cash and cash equivalents at end of period	$2,456	$ 407
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 266	$ 218
Cash paid for income taxes	$ 22	$ --

Supplemental disclosure of non-cash investing
and financing activities:
Debt issuance in connection with purchase of property and equipment	$ 296	$ 945

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2005. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2006, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2006 and December 31, 2005.

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

During the nine month period ended September 30, 2006, no customer accounted for 10% or more of the Company's revenues. During the nine month period ended September 30, 2005, one customer accounted for 13% and another customer accounted for 12% of the Company's revenues.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine month period ended September 30,	2006	2005
(in thousands)
Refrigerant and reclamation sales	$17,138	$13,782
RefrigerantSide® Services	3,542	2,540
Total	$20,680	$16,322
	=======	=======

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

Income per common and equivalent shares

Income per common share, Basic, is calculated based on the net income for the period divided by the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. For the nine months ended September 30, 2006, the number of common equivalent shares included and excluded in the calculation of diluted income per common share was 1,639,250 and 1,030,152, respectively. For the nine months ended September 30, 2005, the number of common equivalent shares included and excluded in the calculation of diluted income per common share was 1,572,528 and 724,119, respectively.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, non chlorofluorocarbon ("CFC") based, and reclaimable, primarily CFC based, refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of CFC refrigerants and limited the production of hydrochlorofluorocarbons ("HCFC") refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to the Company at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on its operating results.

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

Stock options

As of January 1, 2006, the Company accounts for its stock options pursuant to the revision of FASB statement SFAS No. 123(r) (see "Note 2"). Prior to January 1, 2006, the Company had used the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. For the prior year's reporting period both the stock-based employee compensation cost included in the determination of the net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and net income per share using the fair value approach, are presented in the following table.

	Three month period ended September 30,	Nine month period ended September 30,
	2005	2005
Pro forma results
(In thousands, except per share amounts)
Net income available for common shareholders:
As reported	$528	$2,421
Total stock based employee compensation
expense determined under fair value based
method	86	278
Pro forma	$ 442	$2,143
	=====	=====
Income per common share-basic and diluted:
As reported	$0.02	$0.09
	=====	=====
Pro forma	$0.02	$0.08
	=====	=====

Recent accounting pronouncements

As of January 1, 2006, the Company adopted, utilizing the modified prospective method, the Financial Accounting Standards Board ("FASB") revision of FASB statement No. 123, ("SFAS 123(r)") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(r) establishes fair value as the measurement objective in accounting for share-based payment arrangements (see "Note 2").

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

In September 2006, the FASB issued FASB statement No. 157 ("SFAS 157"). SFAS 157 addresses defined fair value, establishes a framework for measuring fair value and expands disclosure for fair value measurements. SFAS 157 is effective for years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a material effect on the Company's financial position and results of operations.

Note 2- Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine months ended September 30, 2006, the share-based compensation expense of $208,000 is reflected in general and administrative expenses in the consolidated statement of income.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"). The Plans are administered by the Compensation Committee and the Board of Directors. As of September 30, 2006, the Plans authorized the issuance of stock options to purchase 4,500,000 shares of the Company's Common Stock and, as of September 30, 2006, there were 1,891,987 shares of the Company's Common Stock available for issuance for future stock option grants.

Stock options are awards which allow the recipient to purchase shares of the Company's Common Stock at a fixed price and are typically granted at an exercise price equal to the Company's stock price at the date of grant. Typically, the Company's stock option awards are expected to vest over two years from the grant date and are expected to have a contractual term of five to ten years. The Company estimates the fair value of all share-based compensation using a Black-Scholes valuation model.

During the nine month period ended September 30, 2006, the Company issued 160,000 stock options and the fair value of these awards was $140,000. At September 30, 2006, total unrecognized compensation cost related to non-vested previously granted option awards of 176,955 was $137,305 which is expected to be recognized over a weighted-average period of approximately 2 years.

The following weighted-average assumptions were used in determining fair values of share-based award are as follows:

Nine month period ended September 30,	2006
Assumptions
Dividend Yield	0%
Risk free interest rate	4.0%
Expected volatility	60%
Expected lives	5-10 years

The following table summarizes share-based award activity under the Company's stock option Plans:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,504,285	$ 1.65
• Granted	160,000	$ 1.40
• Forfeited	(135,750)	$ 2.56
• Exercised	(22,490)	$ 0.91
Outstanding at September 30, 2006	2,506,045	$ 1.59
	==========

Data summarizing options exercisable and weighted average fair-value of options granted during the nine month period ended September 30, 2006 is shown below:

Options Exercisable

As of September 30,	2006

Options exercisable at period-end	2,329,090

Weighted average exercise price	$1.65

Weighted average fair value of options granted during the period	$1.40

Options Exercisable at September 30, 2006

	Number	Weighted Average
Range of Prices	Outstanding	Exercise Price
$0 to $2	1,834,563	$1.31
$2 to $4	494,527	$2.89
$0 to $4	2,329,090	$1.65
	=========

The following table summarizes information about stock options outstanding:

Options Outstanding At September 30, 2006

		Weighted Average
Range of	Number	Remaining	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price
$0 to $2	2,011,518	7.29 years	$ 1.27
$2 to $4	494,527	1.84 years	$ 2.89
$0 to $4	2,506,045	6.21 years	$ 1.59
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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimated liabilities could differ from the original estimates.

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

Sales of refrigerants continue to represent a majority of the Company's revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilize non-CFC based refrigerants displace those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. The Company has increased its refrigerant sales from non-

CFC based refrigerants, including HCFC refrigerants. The Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Three month period ended September 30, 2006 as compared to three month period ended September 30, 2005

Revenues for the three month period ended September 30, 2006 were $4,971,000, an increase of $453,000 or 10% from the $4,518,000 reported during the comparable 2005 period. The increase in revenues was attributable to an increase in RefrigerantSide® Services revenues of $527,000, offset in part by a decrease in refrigerant revenues of $74,000. The increase in RefrigerantSide® Services revenues of $527,000 was attributed to an increase in the overall average size of jobs performed and an increase in the number of jobs performed. The decrease in refrigerant revenues of $74,000 is primarily due to a reduction in the price of certain refrigerants sold.

Cost of sales for the three month period ended September 30, 2006 was $3,170,000 an increase of $276,000 or 10% from the $2,894,000 reported during the comparable 2005 period. The increase in cost of sales was primarily due to increased labor and subcontract costs to perform RefrigerantSide® Service jobs. As a percentage of sales, cost of sales was 64% of revenues for the 2006 period and 64% for the comparable 2005 period.

Operating expenses for the three month period ended September 30, 2006 were $1,059,000, an increase of $67,000 or 7% from the $992,000 reported during the comparable 2005 period. The increase was primarily attributable to an increase in compensation costs of $58,000, associated with the adoption of SFAS 123(r).

Other income (expense) for the three month period ended September 30, 2006 was $(63,000), compared to the $(80,000) reported during the comparable 2005 period. Other income (expense) consists primarily of interest expense of $78,000 and $80,000 for the 2006 and 2005 periods, respectively. The decrease in interest expense is primarily attributed to a decrease in borrowings in 2006.

Income taxes for the three months ended September 30, 2006 and 2005 of $5,000 and $24,000, respectively, were recognized for states that either do not allow or have limitations on net operating loss carry forwards. During the 2006 and 2005 periods, no federal or certain state income taxes were recognized on the income before taxes of $679,000 and $552,000, respectively, due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior year losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations. Limitations on the amount of the Company's net operating loss carry forwards, and on the annual limitations, could occur in the future upon the occurrence of certain events including, without limitation, a change in control of the Company.

Net income for the three month period ended September 30, 2006 was $674,000, an increase of $146,000 from the $528,000 net income reported during the comparable 2005 period. The increase in net income was primarily attributed to the increase in revenues from RefrigerantSide® Services offset, in part, by an increase in compensation costs of $58,000 primarily associated with the adoption of SFAS 123(r).

Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005

Revenues for the nine months ended September 30, 2006 were $20,680,000, an increase of $4,358,000 or 27% from the $16,322,000 reported during the comparable 2005 period. The increase in revenues was attributable to an increase in refrigerant revenues of $3,356,000 and an increase in RefrigerantSide® Services revenues of $1,002,000. The increase in refrigerant revenues is related to an increase in amount of refrigerant sold offset by a reduction in the price of certain refrigerants sold. The increase in RefrigerantSide® Services revenues of $1,002,000 was primarily attributable to an increase in the overall average size and number of jobs performed.

Cost of sales for the nine months ended September 30, 2006 was $14,565,000, an increase of $4,288,000 or 42% from the $10,277,000 reported during the comparable 2005 period. The increase in cost of sales was primarily due to the increase in volume of refrigerants sold. As a percentage of sales, cost of sales were 70% of revenues for 2006, an increase from the 63% reported for the comparable 2005 period. The increase in cost of sales as a percentage of revenues was primarily attributable to a decrease in the sales price and an increase in the material costs of certain refrigerants sold, particularly during the first six months of 2006, resulting in lower gross profit margins on the sale of those products when compared to the same period of 2005.

Operating expenses for the nine months ended September 30, 2006 were $3,634,000 an increase of $252,000 or 7% from the $3,382,000 reported during the comparable 2005 period. The increase was primarily attributable to an increase in selling payroll expense and an increase in compensation costs of $208,000 associated with the adoption of SFAS 123(r).

Other income (expense) for the nine months ended September 30, 2006 was ($245,000), compared to the ($218,000) reported during the comparable 2005 period. Other income (expense) consists primarily of interest expense of $266,000 and $218,000 for the comparable nine month periods ended September 30, 2006 and 2005, respectively. The increase in interest expense is primarily attributed to both an increase in the interest rate and outstanding indebtedness.

Income taxes for the nine months ended September 30, 2006 and 2005 of $18,000 and $24,000, respectively, were recognized for states that either do not allow or have limitations on net operating loss carry forwards. During the 2006 and 2005 periods no federal or certain state income taxes were recognized on the income before taxes of $2,236,000 and $2,445,000, respectively, due to the utilization of net operating loss carry forwards from prior periods. The Company recognized a reserve allowance against the deferred tax benefit for the 2003 and prior year losses. The tax benefits associated with the Company's net operating loss carry forwards is recognized to the extent that the Company is expected to recognize net income. A portion of the Company's net operating loss carry forwards are subject to annual limitations. Limitations on the amount of the Company's net operating loss carry forwards, and on the annual limitations, could occur in the future upon the occurrence of certain events including, without limitation, a change in the control of the Company.

Net income for the nine months ended September 30, 2006 was $2,218,000 a decrease of $203,000 from the $2,421,000 net income reported during the comparable 2005 period. The decrease in net income was primarily attributable to an increase in compensation costs of $208,000 associated with the adoption of SFAS 123(r).

Liquidity and Capital Resources

At September 30, 2006, the Company had working capital, which represents current assets less current liabilities, of approximately $6,112,000, an increase of $2,225,000 from the working capital of $3,887,000 at December 31, 2005. The increase in working capital is primarily attributable to operating results.

Inventory and trade receivables are principal components of current assets. At September 30, 2006, the Company had inventories of $5,581,000, a decrease of $564,000 or 9% from the $6,145,000 at December 31, 2005. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC refrigerants, which are no longer being manufactured, or non-CFC refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At September 30, 2006, the Company had trade receivables, net of allowance for doubtful accounts, of $2,480,000, an increase of $651,000 or 36% from the $1,829,000 at December 31, 2005. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2006, was $3,445,000 compared with net cash provided by operating activities of $1,137,000 for the comparable 2005 period. The net cash provided by operating activities was primarily attributable to the net income and decrease in inventories offset in part by an increase in accounts receivable.

Net cash used by investing activities for the nine month period ended September 30, 2006, was $270,000 compared with net cash used by investing activities of $440,000 for the prior comparable 2005 period. The net cash used by investing activities for the 2006 period was primarily related to investment in general purpose equipment.

Net cash used by financing activities for the nine month period ended September 30, 2006, was $1,353,000 compared with net cash used by financing activities of $905,000 for the comparable 2005 period. The net cash used by financing activities for the 2006 period was due to the repayment of short-term and long-term debt.

At September 30, 2006, the Company had cash and cash equivalents of $2,456,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily associated with its reclamation facility, and to a lesser extent in support of its RefrigerantSide® Services. The Company estimates that capital expenditures during 2006 may range from approximately $500,000 to $750,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") which provides for borrowings of up to $5,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2007. Advances under the revolving line of credit may not exceed $4,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. The facility bears interest at a rate equal to the greater of the prime rate plus 1.0%, or 6.5%, and was 9.25% at September 30, 2006. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2006, Hudson had in the aggregate $11,000 of borrowings outstanding and $4,560,000 available for borrowing under the Keltic revolving line of credit, respectively. In addition, the Company had $313,000 of borrowings outstanding under its term loan with Keltic.

On March 31, 2004, all of the Company's Series A Preferred Stock were converted to Common Stock with the holders of the Series A Preferred Stock receiving 16,397,468 shares of Common Stock (the "Conversion Shares"). In connection with the original purchase in March 1999, of the Company's Series A Preferred Stock, the holders of the Preferred Stock were provided certain registration, preemptive and tag along rights and such rights continue to be held by the holders of the Conversion Shares. The holders of the Conversion Shares have the right, for as long as they hold at least thirty-five (35%) percent in the aggregate of the Conversion Shares, or at least 5,739,114 Conversion Shares, to nominate up to two individuals to become members of the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will attend and observe meetings of the Board of Directors. The holders of the Conversion Shares have the right, for as long as they hold at least twenty (20%) percent, or at least 3,279,494 Conversion Shares, but less than thirty-five (35%) percent in the aggregate of the Conversion Shares, to nominate one individual to become a member of the Company's Board of Directors, or at their option, to designate one advisor to the Company's Board of Directors who will attend and observe meetings of the Board of Directors.

In May 2005, the Company purchased the Champaign, Illinois facility from its then owner for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on September 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

The Company believes that it will be able to satisfy its working capital requirements for the next twelve months from anticipated cash flows from operations and, if required, available funds under its credit facility. The Company believes that it will renew its credit facility on similar terms. However, there can be no assurances that a renewal will be completed prior to the expiration date of the existing facility or that the terms of any new facility will not be less favorable than the existing facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

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

During the nine month period ended September 30, 2006, no customer accounted for 10% or more of the Company's revenues. During the nine month period ended September 30, 2005, one customer accounted for 13% and another customer accounted for 12% of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 1, 2006
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 1, 2006
	James R. Buscemi	Date
Chief Financial Officer