Form 10KSB
period 2006-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2007-03-14
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of each class                         Name of each Exchange on which Registered

Common Stock, $.01 par value    The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered under Section 12(g) of the Exchange Act: None

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

The Issuer's revenues for the fiscal year ended December 31, 2006 were $23,451,000.

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 5, 2007 was approximately $6,741,000. As of March 5, 2007, there were 25,915,464 shares of the Issuer's Common Stock outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format. Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part I

Item 1. Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants and (iii) refrigerant management services consisting primarily of reclamation of refrigerants. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the "Company", "Hudson", "we", "us", "our", or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at 275 North Middletown Road, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use, in the United States, of refrigerants containing hydrochlorofluorocarbons ("HCFCs"), the most commonly used refrigerants, and chlorofluorocarbons ("CFCs") are subject to extensive and changing regulation under the Clean Air Act (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs and damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act also requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems, and, effective January 1, 1996, prohibited production of CFC refrigerants and limited the production of HCFC refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants, and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems, regardless of the refrigerant being used, and for the responsible management of refrigerant.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to preserve refrigerants, thereby protecting the environment from ozone depletion. In addition, the reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing. Today, these offerings represent most of the Company's revenues. For the past several years, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, compliment the Company's refrigerant sales and refrigerant reclamation and management services. In addition, the Company has developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy. The Company believes that it's RefrigerantSide® Services, including Performance Optimization services, represent the Company's long term growth potential. Each of the Company's products and services are more fully described below.

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

In addition to the decontamination and recovery services previously described, the Company also provides predictive and diagnostic services for its customers. The Company offers diagnostic services that are intended to predict potential problems in air conditioning and refrigeration systems before they occur. The Company's Chiller Chemistry® offering integrates several fluid tests of an operating system and the corresponding laboratory results into an engineering report providing its customers with an understanding of the current condition of the fluids, the cause for any abnormal findings and the potential consequences if the abnormal findings are not remediated. ChillSmart® combines the diagnostic information of Chiller Chemistry® with a detailed performance evaluation for an operating refrigeration system and recommendations for eliminating any inefficiencies that may have been discovered.

In 2003, the Company was awarded an United States patent for its Performance Optimization System, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. Hudson's Performance Optimization Services are able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson's RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. These inefficiencies require power generating companies to produce more energy and, in many instances increase CO2 emissions to produce the excess energy. Consequently, not only is Hudson's reclamation system beneficial to the environment, but Hudson's Performance Optimization Services recommendations are also designed to achieve an overall reduction in CO2 emissions. The Company's Performance Optimization Services have allowed the Company to become an Energy Star® Service and Product Provider Partner. The Company's Performance Optimization System can be customized to a particular customer's refrigeration system, such as at an industrial facility that utilizes refrigeration in its manufacturing processes, or offered as a stand alone product that can be used with air conditioning and packaged refrigeration systems, such as a comfort cooling application in large office buildings. When the Company combines it Performance Optimization System with its Chiller Chemistry® the Company calls this combined offering ChillSmart®.

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin, non-CFC refrigerants, including HCFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. The Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed using the Company's high volume proprietary reclamation equipment, the Zugibeast® system, and resold by the Company.

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

Hudson's Network

Hudson operates from a network of facilities located in:
Auburn, Washington	--RefrigerantSide® Service depot
Baton Rouge, Louisiana	--RefrigerantSide® Service depot
Champaign, Illinois	--Reclamation and separation of refrigerants and cylinder refurbishment center; RefrigerantSide® Service depot
Charlotte, North Carolina	--RefrigerantSide® Service depot
Orangeburg, New York	--RefrigerantSide® Service depot
Pearl River, New York	--Company headquarters and administrative offices
Pottsboro, Texas	--Telemarketing office
Raymond, New Hampshire	--Telemarketing office

Strategic Alliances

In January 1997, the Company entered into an agreement with E.I. DuPont de Nemours and Company ("DuPont"), pursuant to which the Company provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's distributor network. The agreement expires February 28, 2008 and is subject to earlier termination, as defined in the agreement, by either party.

The Company's sales and marketing efforts for RefrigerantSide® Services business is focused on customers that the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Service offering. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company seeks to pursue the creation of strategic alliances with companies that service larger industrial customers in targeted industries, which, when consummated, would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services.

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. In furtherance of the Company's efforts to expand its presence outside the United States, in June 2003 the Company entered into an exclusive global technology and marketing agreement with The Linde Group ("Linde"), formerly the BOC Group, a worldwide industrial gases, vacuum technologies and distribution services company that serves two million customers in more than 50 countries. Under the agreement, the Company has licensed its RefrigerantSide® Services technology to Linde, and the Company has agreed to enter into separate supplemental agreements with certain Linde affiliate companies, pursuant to which the Company will license its RefrigerantSide® Services technology and the use of its related proprietary equipment to each Linde affiliate in return for a license fee payable to the Company by the Linde affiliate in annual installments during the course of that supplemental agreement and royalty payments to the Company based on revenues derived by the Linde affiliate from the performance of RefrigerantSide® Services and other sales licensed from the Company. The arrangement is specifically aimed at marketing and developing the Company's RefrigerantSide® and other performance optimization services in over 20 countries outside the United States. Currently, the Company has executed two separate supplemental agreements with Linde affiliates covering the United Kingdom and the Republic of South Africa. The agreement with Linde is, and each supplemental agreement with a Linde affiliate will be, for an initial term of seven years and may be further extended for an initial period of three years and thereafter on an open-ended basis unless earlier terminated.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable, primarily CFC based, refrigerants from manufacturers, from wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, the production of certain HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. Notwithstanding the limitations imposed by and under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2006, one customer accounted for 10% of the Company's revenues. For the year ended December 31, 2005, one customer accounted for 13%, and one customer accounted for 11% of the Company's revenues.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet www.hudsontech.com. Information in the Company's website is not part of this report.

The Company's sales personnel are compensated on a combination of a base salary and commission. The Company's executive officers devote significant time and effort to customer relationships.

Competition

The Company competes primarily on the basis of the performance of its proprietary high volume, high-speed equipment used in its operations, the breadth of services offered by the Company, including proprietary RefrigerantSide® Services and other on-site services, and price, particularly with respect to refrigerant sales.

The Company competes with numerous regional and national companies that market reclaimed and virgin refrigerants and provide refrigerant reclamation services. Certain of these competitors possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, serve a more extensive geographic area than the Company.

Hudson's RefrigerantSide® Services provide new and innovative solutions to certain problems within the refrigeration industry and, as such, the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional methods of solving the industry's problems. The Company's marketing strategy is to educate the market place that its alternative solutions are available and that RefrigerantSide® Services are superior to traditional methods. The market acceptance for these services is subject to uncertainty.

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

Hudson maintains environmental impairment insurance of $1,000,000 per occurrence, and $2,000,000 annual aggregate, for events occurring subsequent to November 1996.

Government Regulation

The business of refrigerant sales, reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency ("EPA"), the United States Occupational Safety and Health Administration and the United States Department of Transportation.

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by the ARI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with ARI standards. In February 2006, the Company became one of only three certified refrigerant testing certified laboratories under ARI's laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the ARI 700 standard.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), establishes liability for clean-up costs and environmental damages to current and former facility owners and operators, as well as persons who transport or arrange for transportation of hazardous substances. Almost all states have similar statutes regulating the handling and storage of hazardous substances, hazardous wastes and non-hazardous wastes. Many such statutes impose requirements that are more stringent than their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and government entities, in some instances without any fault, for fines, remediation costs and environmental damage, as a result of the mishandling, release, or existence of any hazardous substances at any of its facilities.

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

Employees

The Company has 65 full and 7 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds an United States patent, and holds eight foreign patents covering seventeen foreign countries and patent applications pending in two other foreign countries, relating to the high-speed equipment, components and process to reclaim refrigerants, and a registered trademark for its Zugibeast®. The United States patent expires in January 2012 and the foreign patents will expire between May 2014 and December 2014. The Company also holds several US and foreign patents related to certain RefrigerantSide® Services developed by the Company as well as for certain processes to measure and improve the efficiency of refrigeration systems. These patents will expire between February 2017 and December 2020.

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

Business Risk Factors

There are many important factors that have affected, and in the future could affect the Company's business including, but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond the Company's control and future trends are difficult to predict.

The Company may need additional financing to satisfy its future capital requirements, which may not be readily available to the Company.

The Company's capital requirements have been and may be significant in the future. In the future, the Company may incur additional expenses in the development and implementation of its operations. As a result, the Company may be required to seek additional equity or debt financing in order to develop its RefrigerantSide® Services business and other businesses. The Company has no current arrangements with respect to, or sources of, additional financing other than a bank line of credit that expires in May 2008. If additional financing is available, it may not be available on acceptable terms. The Company's inability to obtain additional capital financing, if and when needed, could materially adversely affect its business and future financial condition and could require the Company to curtail or otherwise cease its existing operations.

The nature of the Company's business exposes it to potential liability.

The refrigerant recovery and reclamation industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. The Company may be strictly liable for damages, which could be substantial, regardless of whether the Company exercised due care and complied with all relevant laws and regulations. The Company's current insurance coverage may not be sufficient to cover potential claims, and adequate levels of insurance coverage may not be available in the future at a reasonable cost. A partially or completely uninsured claim against the Company, if successful and of sufficient magnitude would have a material adverse effect on the Company.

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

A number of factors could negatively impact the price and/or availability of refrigerants, which would, in turn, adversely affect the Company's business and financial condition.

Refrigerant sales continue to represent a significant portion of the Company's revenues. Therefore, the Company's business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including commercial production and consumption limitations imposed by the Act and government regulation on HCFC refrigerants; the ban on production of CFC based refrigerants under the Act; the introduction of new refrigerants and air conditioning and refrigeration equipment; price competition resulting from additional market entrants; and changes in government regulation on the use and production of refrigerants. The Company does not maintain firm agreements with any of its suppliers of refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to the Company in the future, or may not be available on commercially reasonable terms. Additionally, the Company may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. The Company's failure to obtain and resell sufficient quantities of virgin refrigerants, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on its operating margins and results of operations.

The loss of key management personnel would adversely impact the Company's business.

The Company's success is largely dependent upon the efforts of its Chief Executive Officer and Chairman, the loss of his services would have a material adverse effect on the Company's business and prospects.

The Company has the ability to designate and issue preferred stock, which may have rights, preferences and privileges greater than the Company's Common Stock and which could impede a subsequent change in control of Hudson.

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

The Company's Common Stock is currently listed on the NASDAQ Capital Market. The Company must comply with numerous NASDAQ MarketPlace rules in order to continue the listing of its Common Stock on NASDAQ. There can be no assurance that the Company can continue to meet the rules required to maintain the NASDAQ listing of the Company's Common Stock. If the Company is unable to maintain its listing on NASDAQ, the market liquidity of the Company's Common Stock may be severely limited.

The Fleming US Discovery Fund III, L.P. and the Fleming US Discovery Offshore Fund III, L.P. effectively control the affairs of the Company.

Currently, the Fleming US Discovery Fund III, L.P. and the Fleming US Discovery Offshore Fund III, L.P. ("Fleming Funds") collectively own approximately 74% of the Company's outstanding Common Stock. Accordingly, the Flemings Funds are in a position to significantly effect, and potentially fully control the Company and the election of its directors, and generally direct the Company's affairs. There is no provision for cumulative voting for the Company's directors.

Item 2. Description of Property

The Company's Auburn, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rental of $25,000 pursuant to an agreement expiring in April 2007.

The Company's Baton Rouge, Louisiana depot facility is located in a 3,800 square foot building leased from an unaffiliated third party pursuant to a month to month rental agreement at an annual rental of $21,000.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. As of December 31, 2006, the Company has outstanding $888,000 under its mortgage and the annual real estate taxes on this facility are approximately $31,000.

The Company's Charlotte, North Carolina depot facility is located in an 8,500 square foot building leased from an unaffiliated third party at an annual rental of $62,000 pursuant to an agreement expiring in November 2009.

The Company's Orangeburg, New York depot facility is located in an 18,000 square foot building leased from an unaffiliated third party at an annual rental of $163,000 pursuant to an agreement expiring in June 2011.

The Company's headquarters are located in a 3,625 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $72,000 pursuant to an agreement expiring in December 2007.

The Company's Pottsboro, Texas telemarketing facility is located in a 1,350 square foot building leased from an unaffiliated third at an annual rental of $10,000 pursuant to an agreement expiring in August 2008.

The Company's Raymond, New Hampshire telemarketing facility is located in a 400 square foot building leased from an unaffiliated third party at an annual rental of $8,000 pursuant to an agreement expiring in June 2007.

The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases.

Item 3. Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the "1999 Release"), at its leased facility in Hillburn, NY, which was vacated in June 2006 ("Facility"). A failed hose connection to one of the Company's outdoor storage tanks allowed liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system to remove R-11 levels in the groundwater under and around the Facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2006, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2009. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Facility, as a result of the 1999 release, was nominated by the EPA for listing on the National Priorities List ("NPL") pursuant to CERCLA. The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing of the Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

In October 2001, the Company learned that trace levels of R-11 were detected in one of the wells operated by United Water of New York, Inc. ("United") that is in the closest proximity to the Village of Suffern's ("Village") well system. No contamination of R-11 has ever been detected in any of the Village's wells and, since October 2002, the level of R-11 in the United well closest to the Village has been below 1 ppb. In September 2004, the Village advised that it intends to continue performing additional sampling of its wells at a cost of approximately $5,000 per year and the Company has reimbursed the Village for sampling costs through September 2005.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the year ended December 31, 2006, the Company incurred $47,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on November 8, 2006 for the sole purpose of electing a class of two directors to serve until the annual meeting of the shareholders to be held in 2008. At the November 8, 2006 meeting, the shareholders elected Dominic J. Monetta and Kevin J. Zugibe as directors of the Company to serve until the annual meeting of the shareholders to be held in 2008, or until their successors have been elected or qualified. Messrs. Vincent D. Abbatecola, Robert L. Burr and Otto C. Morch continues to serve as director and their term of office expires at the annual meeting of shareholders to be held in 2007.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "HDSN". The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common Stock as reported by NASDAQ.

	High	Low
2005
• First Quarter	$ 1.13	$ 0.85
• Second Quarter	$ 0.94	$ 0.76
• Third Quarter	$ 3.15	$ 0.78
• Fourth Quarter	$ 4.05	$ 1.67

2006
• First Quarter	$ 1.98	$ 1.26
• Second Quarter	$ 1.74	$ 1.25
• Third Quarter	$ 1.62	$ 1.02
• Fourth Quarter	$ 1.35	$ 1.00

The number of record holders of the Company's Common Stock was approximately 250 as of March 5, 2007. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. In addition, the Company has a credit facility with Keltic Financial Partners, LLP ("Keltic") that, among other things, restricts the Company's ability to declare or pay any cash dividends on its capital stock.

See Item 11 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2006.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for its net operating losses carry forwards ("NOL's") and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its NOL's, the Company assesses its ability to generate taxable income as well as the likelihood that its NOL's may be limited in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimated liabilities could differ from the original estimates.

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

The Company focuses its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company offers its RefrigerantSide® Services to customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company seeks to pursue the creation of strategic alliances with companies that service larger customers in targeted industries, which, when consummated, would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, the Company has expanded its service offering outside of the United States through a strategic alliance with Linde. The Company may incur additional expenses as it develops its RefrigerantSide® Services.

Sales of refrigerants continue to represent a significant portion of the Company revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilize non-CFC based refrigerants displace those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. The Company has increased its refrigerant sales from non-CFC based refrigerants, including HCFC refrigerants. The Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Year ended December 31, 2006 as compared to the year ended December 31, 2005

Revenues for 2006 were $23,451,000, an increase of $4,228,000 or 22% from the $19,223,000 reported during the comparable 2005 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $3,133,000 and an increase in RefrigerantSide® Services revenues of $1,095,000. The increase in refrigerant revenues is related to an increase in the volume of refrigerants sold offset by the reduction of the price of certain refrigerants sold. The increase in RefrigerantSide® Services of $1,095,000 was attributable to an increase in the overall average size and number of jobs completed.

Cost of sales for 2006 was $16,612,000, an increase of $4,304,000 or 35% from the $12,308,000 reported during the comparable 2005 period. The increase in cost of sales was primarily due to the increase in volume and an increase in cost of refrigerants sold and an increase in the costs of payroll and supply costs of RefrigerantSide® Services. As a percentage of sales, cost of sales was 71% of revenues for 2006, an increase from the 64% reported for the comparable 2005 period. The increase in cost of sales as a percentage of revenues was primarily attributable to a decrease in the sales price and an increase in the material costs of certain refrigerants sold, particularly during the first six months of 2006, resulting in lower gross profit margins on the sale of those refrigerants when compared to the same period of 2005.

Operating expenses for 2006 were $4,657,000 an increase of $330,000 or 8% from the $4,327,000 reported during the comparable 2005 period. The increase was primarily attributable to an increase in selling and administrative payroll expense and an increase in compensation cost of $289,000 associated with the adoption of SFAS 123 (r).

Other income (expense) for 2006 was ($307,000), compared to the ($294,000) reported during the comparable 2005 period. Other income (expense) includes interest expense of $345,000 and $303,000 for the comparable 2006 and 2005 periods, respectively. The increase in interest expense is primarily attributed to both an increase in outstanding indebtedness and in the interest rate on the outstanding indebtedness.

Income tax expense (benefit) for the year ended December 31, 2006 and 2005 were ($233,000) and $24,000, respectively. For the year ended December 31, 2006, the deferred tax benefit of $233,000 consisted of the recognition of a deferred tax asset of $252,000 associated with the Company's NOL's offset by $19,000 of state income tax expense for states that do not allow or limit NOL's. For the year ended December 31, 2005, income tax expense of $24,000 was recognized for states that either do not allow or limit NOL's. During the 2006 and 2005 periods no federal or certain state income taxes were recognized on the income before taxes of $1,875,000 and $2,294,000 due to the utilization of NOL's from prior periods. At December 31, 2006, the Company recognized a reserve allowance of $9,175,000 against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. A portion of the Company's NOL's are subject to annual limitations. In addition, limitations on the amount of the Company's NOL's and on the annual limitations, are expected to occur upon the occurrence of certain events including, without limitation, a change in control, of the Company as defined by the Internal Revenue Service.

Net income for 2006 was $2,108,000 a decrease of $162,000 from the $2,270,000 net income reported during the comparable 2005 period. The decrease in net income was primarily attributable to an increase in selling, and administrative payroll expenses and an increase in compensation expense of $289,000 associated with the adoption of SFAS 123 (r) offset by the recognition of a deferred tax asset of $252,000.

Liquidity and Capital Resources

At December 31, 2006 the Company had working capital, which represents current assets less current liabilities, of approximately $5,959,000, an increase of $2,072,000 from the working capital of $3,887,000 at December 31, 2005. The increase in working capital is primarily attributable to the increase in net income.

Inventory and trade receivables are principal components of current assets. At December 31, 2006, the Company had inventories of $12,393,000, an increase of $6,248,000, or 102% from the $6,145,000 at December 31, 2005. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At December 31, 2006, the Company had trade receivables, net of allowance for doubtful accounts of $1,231,000 a decrease of $598,000 or 33% from the $1,829,000 at December 31, 2005. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash used by operating activities for the year ended December 31, 2006, was $1,207,000 compared with net cash provided by operating activities of $106,000 for the comparable 2005 period. Net cash used by operating activities for the 2006 period was primarily attributable to an increase in inventories offset by the net income for the period, a reduction in accounts receivable, and an increase in accounts payable and accrued expenses.

Net cash used by investing activities for the year ended December 31, 2006 was $469,000 compared with net cash used by investing activities of $715,000 for the prior comparable 2005 period. The net cash used by investing activities for the 2006 period was primarily related to investment in general purpose equipment.

Net cash provided by financing activities for the year ended December 31, 2006, was $1,635,000 compared with net cash provided by financing activities of $628,000 for the comparable 2005 period. The net cash provided by financing activities for the 2006 period was due to an increase in indebtedness.

At December 31, 2006, the Company had cash and cash equivalents of $593,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2007 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2006 and is more fully disclosed in the Notes to the Consolidated Financial Statements (see Notes 7 and 9 to the Notes to the Consolidated Financial Statements) (amounts in thousands of dollars).

	Year ended December 31,
					2011
	2007(2)	2008	2009	2010	and after	Total
Long and short term debt and capital lease	$3,234	$ 327	$114	$117	$739	$4,531
obligations (1)
Operating leases	362	237	229	170	86	1,084

Total contractual cash obligations (1)	$3,596	$564	$343	$287	$825	$5,615
	=======	======	======	======	======	======

____________

(1) The contractual cash obligations included in the table includes principal payments only. For the year ended December 31, 2006 the Company recognized interest expense in the amount of $345,000. The 2006 interest expense was based primarily on the interest rates in effect and the outstanding obligation balances. It would be expected that in future periods the Company would recognize interest expense on its obligations but such future interest expense is not readily calculable.

(2) Long and short term debt and capital lease obligations include $3,045,000 outstanding under the revolving line of credit with Keltic. The Company expects that the revolving line of credit will continue to renew through the term of the credit facility, which expires on May 30, 2008.

On May 30, 2003, Hudson entered into a credit facility with Keltic that, as amended, provides for borrowings of up to $6,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2008. Advances under the revolving line of credit may not exceed $5,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. At December 31, 2006, the facility bore interest at an interest rate equal to 9.25%, which was the prime rate, plus 1%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2006, Hudson had in the aggregate $3,045,000 of borrowings outstanding and $2,555,000 available for borrowing under the revolving line of credit. In addition, the Company had $293,000 of borrowings outstanding under its term loan with Keltic.

On March 31, 2004, the holders of the Company's then outstanding Series A Preferred Stock converted all of their shares of the Series A Preferred Stock into 16,397,468 shares of Common Stock (the "Conversion Shares"). In connection with the purchase, of the Company's Series A Preferred Stock, the holders of the Preferred Stock were provided certain registration, preemptive and tag along rights and such rights continue to be held by the holders of the Conversion Shares. The holders of the Conversion Shares have the right, for as long as they hold at least thirty-five (35%) percent in the aggregate of the Conversion Shares, or at least 5,739,114 Conversion Shares, to nominate up to two individuals to become members of the Company's Board of Directors, or at their option, to designate up to two advisors to the Company's Board of Directors who will attend and observe meetings of the Board of Directors. The holders of the Conversion Shares have the right, for as long as they hold at least twenty (20%) percent, or at least 3,279,494 Conversion Shares, but less than thirty-five (35%) percent in the aggregate of the Conversion Shares, to nominate one individual to become a member of the Company's Board of Directors, or at their option, to designate one advisor to the Company's Board of Directors who will attend and observe meetings of the Board of Directors.

In May 2005, the Company purchased the Champaign, Illinois facility for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

The Company believes that it will be able to satisfy its working capital requirements for the next twelve months from anticipated cash flows from operations and available funds under its existing credit facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

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

For the year ended December 31, 2006, one customer accounted for 10% of the Company's revenues. For the year ended December 31, 2005, one customer accounted for 13%, and one customer accounts for 11% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to

RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Recent Accounting Pronouncements

As of January 1, 2006, the Company adopted, utilizing the modified prospective method, the Financial Accounting Standards Board ("FASB") revision of FASB statement No. 123, ("SFAS 123(r)") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(r) establishes fair value as the measurement objective in accounting for share-based payment arrangements (see Note 11 to the Notes to the Consolidated Financial Statements).

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. During the quarter ended December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	43	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	45	President and Chief Operating Officer
James R. Buscemi	54	Chief Financial Officer
Charles F. Harkins, Jr.	45	Vice President Sales
Stephen P. Mandracchia	47	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	60	Director
Robert L. Burr	56	Director
Dominic J. Monetta	65	Director
Otto C. Morch	73	Director

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

James R. Buscemi has been Chief Financial Officer of the Company since December 2002 and served as Corporate Controller from joining the Company in June 1998 until December 2002. Prior to joining the Company, Mr. Buscemi held various financial positions within Avnet, Inc, including Chief Financial Officer of Avnet's electric motors and component part subsidiary, Brownell Electro, Inc.

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

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has been the President of Resource Alternatives, Inc., a corporate development firm concentrating on solving management and technological issues facing chief executive officers and their senior executives, since August 1993. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy.

Otto C. Morch has been a Director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997.

Mr. Burr was nominated for election to the Board of Directors by the holders of the Conversion Shares, which have the right, for as long as they hold at least thirty-five (35%) percent in the aggregate of the Conversion Shares, or at least 5,734,114 Conversion Shares, to nominate up to two individuals to become members of the Board of Directors.

The Company has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of the Company's executive officers and for the administration of the Company's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Burr, and Morch.

The Company has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an "independent" director as defined under the rules of NASDAQ. The Company's Audit Committee does not have a member that qualifies as a "financial expert" under the federal securities laws. Each of the members of the Audit Committee has been active in the business community and has broad and diverse backgrounds, and financial experience. Two of the current members have served on the Company's Audit Committee and have overseen the financial review by the Company's independent auditors for eight (8) years. The Company believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that the Company does not need to install a "financial expert" on the Audit Committee.

The By-laws of the Company provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide that the number of directors shall be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At the Company's November 6, 2006 Annual Meeting of the Shareholders, Messrs. Monetta and Zugibe were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2008. Messrs. Abbatecola, Burr and Morch are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of copies of such forms received by the Company, and on representations made to the Company, the Company believes that during the year ended December 31, 2006, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2006 and whose total compensation during the year ended December 31, 2006 exceeded $100,000 (the "Named Executives").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensa-tion Earnings	All Other Compensa-tion ($)	Total ($)
Kevin J. Zugibe, Chairman, Chief Executive Officer (4)	2006 2005	$178,073 $166,412	$ -- $ --	$ -- $ --	$ 39,383 $223,704	$80,500 (2) $75,500 (3)	$ -- $ --	$5,600 $ --	$303,556 $465,616
Brian F. Coleman, President, Chief Operating officer	2006 2005	$157,681 $150,645	$ -- $ --	$ -- $ --	$ 36,176 $155,803	$65,500 (2) $61,000 (3)	$ -- $ --	$5,100 $ --	$264,457 $367,448
Charles F. Harkins, Jr., Vice President Sales	2006 2005	$147,485 $142,522	$ -- $ --	$ -- $ --	$ 27,312 $116,852	$74,000 (2) $70,000 (3)	$ -- $ --	$4,600 $ --	$253,397 $329,374

_____________________________

(1) We utilize the Black-Sholes method for valuing stock option awards (see Note 11 to the Notes to the Consolidated Financial Statements).

(2) Non-Equity Incentive Plan Compensation was earned in 2006 and was paid during the first quarter of 2007.

(3) Non-Equity Incentive Plan Compensation Bonus was earned in 2005 and was paid during the first quarter of 2006.

(4) Mr. Zugibe did not receive any compensation for services as a director during the year ended December 31, 2006.

Narrative Disclosure to Summary Compensation Table

For the fiscal year 2006, each of the Named Executives received Non-Equity Incentive Plan Compensation that was paid out of a bonus pool established by our Board of Directors on December 29, 2005. The amount of the bonus pool was not initially established, but was based upon our achieving earnings for the fiscal year 2006 in excess of a pre-determined level for fiscal year 2006, with a maximum bonus pool of $325,000. On December 29, 2006, our Board of Directors increased the fiscal year 2006 cash bonus pool and approved the payment of Non-Equity Incentive Plan Compensation to the Named Executives. The amount of the Non-Equity Incentive Plan Compensation awarded to each Named Executive was determined in the discretion of our Board of Directors based upon our overall 2006 financial results as well as on the personal performance of the Named Executive during 2006.

For the fiscal year 2005, each of the Named Executives received Non-Equity Incentive Plan Compensation that was paid out of a bonus pool established by our Board of Directors on December 4, 2004. The amount of the bonus pool was not initially established, but was based upon our achieving earnings for the fiscal year 2005 in excess of a pre-determined level for fiscal year 2005, with a maximum bonus pool of $250,000. On December 28, 2005, our Board of Directors increased the fiscal year 2005 cash bonus pool and approved the payment of Non-Equity Incentive Plan Compensation to the Named Executives. The amount of the Non-Equity Incentive Plan Compensation awarded to each Named Executive was determined in the discretion of our Board of Directors based upon our overall 2005 financial results as well as on the personal performance of the Named Executives during 2005.

Employment Agreements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which expires in October 2008 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $179,900 with such increases and bonuses as our board of directors may determine. The agreement provides, in the event of Mr. Zugibe's disability, for the continuation of at least 75% of Mr. Zugibe's salary for up to one hundred twenty days after the commencement of his disability. Mr. Zugibe is also entitled to take up to four weeks of vacation, excluding paid holidays.

As part of the agreement, Mr. Zugibe has agreed to certain covenants and restrictions, which include an agreement that Mr. Zugibe will not compete with us in specified geographic areas for a period of twenty-four months after his termination for any reason. In addition, as part of the agreement, Mr. Zugibe received a cash payment of $5,000 and received stock options to purchase 9,300 shares of our common stock at an exercise price of $1.02 per share. These options became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Zugibe's employment. The agreement also contains a number of termination provisions that are described in "Termination and Change of Control Arrangements" in this section. We are the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Brian F. Coleman. On October 10, 2006, we entered into an agreement with Brian F. Coleman, pursuant to which, Mr. Coleman has agreed to certain covenants and restrictions, which include an agreement that Mr. Coleman will not compete with us in specified geographic areas for a period of eighteen months after his termination for any reason. In addition, as part of the agreement, Mr. Coleman received a cash payment of $4,500 and received stock options to purchase 8,100 shares of our common stock at an exercise price of $1.02 per share. These options became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Coleman's employment. The agreement also provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also contains a number of termination provisions that are described in "Termination and Change of Control Arrangements" in this section.

Charles F. Harkins. On October 10, 2006, we entered into an agreement with Charles F. Harkins, pursuant to which, Mr. Harkins has agreed to certain covenants and restrictions, which include an agreement that Mr. Harkins will not compete with us in specified geographic areas for a period of eighteen months after his termination for any reason. In addition, as part of the agreement, Mr. Harkins received a cash payment of $4,100 and received stock options to purchase 7,900 shares of our common stock at an exercise price of $1.02 per share. These options became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Harkins' employment. The agreement also provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also contains a number of termination provisions that are described in "Termination and Change of Control Arrangements" in this section.

Stock Option Grants

Kevin J. Zugibe. On March 31, 2006, pursuant to our 2004 Stock Incentive Plan, Mr. Zugibe was granted options to purchase 35,000 shares of common stock at an exercise price of $1.40 per share. These options expire on March 31, 2016, and vest over two years in eight equal quarterly installments of 4,375 shares per quarter. On October 10, 2006, pursuant to our 1997 Stock Option Plan, Mr. Zugibe was granted options to purchase 9,300 shares of common stock at an exercise price of $1.02 per share. These options expire on October 10, 2016 and became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Zugibe's employment.

Brian F. Coleman. On March 31, 2006, pursuant to our 2004 Stock Incentive Plan, Mr. Coleman was granted options to purchase 32,500 shares of common stock at an exercise price of $1.40 per share. These options expire on March 31, 2016, and vest over two years in eight equal quarterly installments of 4,063 shares per quarter. On October 10, 2006, pursuant to our 1997 Stock Option Plan, Mr. Coleman was granted options to purchase 8,100 shares of common stock at an exercise price of $1.02 per share. These options expire on October 10, 2016 and became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Coleman's employment.

Charles F. Harkins. On March 31, 2006, pursuant to our 2004 Stock Incentive Plan, Mr. Harkins was granted options to purchase 23,125 shares of common stock at an exercise price of $1.40 per share. These options expire on March 31, 2016, and vest over two years in eight equal quarterly installments of 2,891 shares per quarter. On October 10, 2006, pursuant to our 1997 Stock Option Plan, Mr. Harkins was granted options to purchase 7,900 shares of common stock at an exercise price of $1.02 per share. These options expire on October 10, 2016 and became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Harkins' employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses the outstanding option awards and unvested stock awards held by the Named Executives as of December 31, 2006. No options were exercised by the Named Executives during the fiscal year ended December 31, 2006. For the year ended December 31, 2006, no stock awards have been issued to the Named Executives.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer	15,000 15,000 15,000 25,000 87,500 193,750 18,750 18,750 93,750 16,407 14,064 18,750 123,750 17,500 9,300	2,343 (1) 4,686 (2) 17,500 (3)		$2.50 $1.90 $1.40 $1.14 $1.13 $1.15 $0.83 $0.95 $1.02 $0.87 $0.83 $2.15 $1.76 $1.40 $1.02	4/18/2007 7/1/2007 10/1/2007 4/27/2008 3/5/2014 3/31/2014 9/17/2014 10/1/2014 1/3/2015 4/1/2015 7/8/2015 9/30/2015 12/29/2015 3/31/2016 10/10/2016

Brian F. Coleman, President, Chief Operating officer	25,300 75,000 18,750 12,500 12,500 62,500 10,938 9,374 12,500 82,500 16,250 8,100	1,562 (4) 3,126 (5) 16,250 (6)		$1.14 $1.13 $1.15 $0.83 $0.95 $1.02 $0.87 $0.83 $2.15 $1.76 $1.40 $1.02	4/7/2008 3/5/2009 3/31/2014 9/17/2014 10/1/2014 1/3/2015 4/1/2015 7/8/2015 9/30/2015 12/29/2015 3/31/2016 10/10/2016

Charles F. Harkins, Jr., Vice President Sales	13,114 14,063 9,375 9.375 46,875 5,861 5,859 9,375 61,875 11,563 7,900	1,171 (7) 2,345 (8) 11,563 (9)		$1.13 $1.15 $0.83 $0.95 $1.02 $0.87 $0.83 $2.15 $1.76 $1.40 $1.02	3/5/20008 3/31/2014 9/17/2014 10/1/2014 1/3/2015 4/1/2015 7/8/2015 9/30/2015 12/29/2015 3/31/2016 10/10/2016

___________

(1) 2,343 options vest 4/1/2007

(2) Options vest 2,343 per quarter, commencing 10/1/2005 and finally vest 7/1/2007

(3) Options vest 4,375 per quarter, commencing 4/1/06 and finally vest 1/1/2008

(4) 1,562 options vest 4/1/2007

(5) Options vest 1,562 per quarter, commencing 10/1/2005 and finally vest 7/1/2007

(6) Options vest 4,063 per quarter, commencing 4/1/06 and finally vest 1/1/2008

(7) 1,171 options vest 4/1/2007

(8) Options vest 1,171 per quarter, commencing 10/1/2005 and finally vest 7/1/2007

(9) Options vest 2,891 per quarter, commencing 4/1/06 and finally vest 1/1/2008

Termination and Change of Control Arrangements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which expires in October 2008 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, in the event of his involuntary separation from the Company without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Zugibe will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of twenty-four months, and a lump sum payment equivalent to the highest bonus paid to Mr. Zugibe in the three years prior to his termination, pro-rated to the date of his termination.

Brian F. Coleman. On October 10, 2006, we entered into an agreement with Brian F. Coleman, pursuant to which, in the event of his involuntary separation without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Coleman will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of eighteen months, and a lump sum payment equivalent to the highest bonus paid to him in the three years prior to his termination, pro-rated to the date of his termination.

Charles F. Harkins. On October 10, 2006, we entered into an agreement with Charles F. Harkins, pursuant to which, in the event of his involuntary separation without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Harkins will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of eighteen months, and a lump sum payment equivalent to the highest bonus paid to him in the three years prior to his termination, pro-rated to the date of his termination.

Stock Option Plans

1994 Stock Option Plan

We have adopted an Employee Stock Option Plan (the "1994 Plan") effective October 31, 1994 pursuant to which 725,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs could be granted under the 1994 Plan to our employees and officers. Non-qualified options could be granted to consultants, directors (whether or not they are employees), our employees or officers. Effective November 1, 2004, our ability to grant options under the 1994 Plan expired.

All options granted under the 1994 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person that are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2006, we had options outstanding to purchase 108,164 shares of our Common Stock under the 1994 Plan.

1997 Stock Option Plan

We have adopted the 1997 Stock Option Plan (the "1997 Plan"), pursuant to which 2,000,000 shares of our Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs may be granted under the 1997 Plan to our employees and officers. Nonqualified options may be granted to consultants, directors (whether or not they are employees), our employees or officers. Stock appreciation rights may also be issued in tandem with stock options.

The 1997 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by the Compensation/Stock Option Committee of our Board of Directors. The Committee, within the limitations of the 1997 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless the 1997 Plan is sooner terminated, the ability to grant options under the 1997 Plan will expire on June 11, 2007.

ISOs granted under the 1997 Plan may not be granted at a ISO's granted to price less than the fair market value of our Common Stock on the date of grant (or 110% of fair market value in the case of ISO's granted to a 10% stockholder). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Nonqualified options granted under the 1997 Plan may not be granted at a price less than the par value of the Common Stock. Options granted under the 1997 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% stockholder). Except as otherwise provided by the committee with respect to nonqualified options, all options granted under the 1997 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person that are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2006, we had options outstanding to purchase 1,231,710 shares of our Common Stock and 350,787 shares reserved under the 1997 Plan.

2004 Stock Incentive Plan

We have adopted the 2004 Stock Incentive Plan (the "2004 Plan"), pursuant to which 2,500,000 shares of our Common Stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs, or (ii) nonqualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Nonqualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options.

The 2004 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by our Compensation/Stock Option Committee of our Board of Directors. The Committee, within the limitations of the 2004 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2004 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

Options granted under the 2004 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of ISOs granted to a 10% stockholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all our stock option plans) may not exceed $100,000. Nonqualified options granted under the 2004 Plan may not be granted at a price less than the fair market value of our Common Stock. Options granted under the 2004 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% stockholder). Except as otherwise provided by the Committee with respect to nonqualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2004 Plan are not transferable during an grantee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2006, we had options outstanding to purchase 947,269 shares of Common Stock and 1,550,000 shares reserved under the 2004 plan.

Director Compensation

Non-employee directors receive an annual fee of $7,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The chairman of the Company's Audit Committee receives additional compensation of $2,000 per year, and each independent member of our Audit Committee (excluding the Chairman) receives additional compensation of $1,000 per year. The following table discloses the compensation of the non-employee directors who were serving as directors at the end of the year ended December 31, 2006. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Vincent P. Abbatecola (2)	$8,000	$ --	$1,394	$ --	$ --	$ --	$ 9,394
Robert L. Burr	$ --	$ --	$ --	$ --	$ --	$ --	$ --
Dominic J. Monetta (2)	$8,000	$ --	$1,394	$ --	$ --	$ --	$ 9,394
Otto C. Morch (2)	$8,000	$ --	$1,394	$ --	$ --	$ --	$ 9,394

__________________________

  We utilize the Black-Sholes method for valuing stock option awards (see Note 11 to the Notes to the Consolidated Financial Statements).
  As of December 31, 2006, Mr. Abbatecola and Mr. Monetta each have options to purchase 27,500 shares of common stock outstanding and Mr. Morch has options to purchase 32,500 shares of common stock outstanding.

.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 5, 2007 based on information obtained from the persons named below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the Named Executives, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Kevin J. Zugibe	925,431 (2)	3.5%
Common Stock	Brian F. Coleman	347,198 (3)	1.3%
Common Stock	Charles F. Harkins	194,686 (4)	*
Common Stock	Vincent P. Abbatecola	43,500 (5)	*
Common Stock	Robert L. Burr	---- (6)	*
Common Stock	Dominic J. Monetta	27,600 (5)	*
Common Stock	Otto C. Morch	37,509 (7)	*
Common Stock	Flemings Funds	19,270,242 (8)	74.0%
Common Stock	All directors and executive officers as a group (Nine Persons)	2,148,392 (9)	7.8%

* = Less than 1%

_______

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 6, 2007. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 6, 2007 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes (i) 15,000 shares which may be purchased at $2.50 per share; (ii) 15,000 shares which may be purchased at $1.90 per share; (iii) 15,000 shares which may be purchased at $1.40 per share; (iv) 25,000 shares which may be purchased at $1.14 per share; (v) 87,500 shares which may be purchased at $1.13 per share; (vi) 193,750 shares which may be purchased at $1.15 per share; (vii) 18,750 shares which may be purchased at $.83 per share; (viii) 18,750 shares which may be purchased at $.95 per share; (ix) 93,750 shares which may be purchased at $1.02 per share; (x) 18,750 shares which may be purchased at $.87 per share; (xi) 16,406 shares which may be purchased at $.83 per share; (xii) 18,750 shares which may be purchased at $2.15 per share; (xiii) 123,750 shares which may be purchased at $1.76 per share; (xiv) 21,875 shares which may be purchased at $1.40 per share; and (xv) 9,300 shares which may be purchased at $1.02 per share under immediately exercisable options.

(3) Includes (i) 25,300 shares which may be purchased at $1.14 per share; (ii) 75,000 shares which may be purchased at $1.13 per share; (iii) 18,750 shares which may be purchased at $1.15 per share; (iv) 12,500 shares which may be purchased at $.83 per share; (v) 12,500 shares which may be purchased at $.95 per share; (vi) 62,500 shares which may be purchased at $1.02 per share; (vii) 12,500 shares which may be purchased at $.87 per share; (viii) 10,937 shares which may be purchased at $.83 per share; (ix) 12,500 shares which may be purchased at $2.15 per share; (x) 82,500 shares which may be purchased at $1.76 per share; (xi) 12,185 shares which may be purchased at $1.40 per share; and (xii) 8,100 shares which may be purchased at $1.02 per share under immediately exercisable options. Also includes 1,926 Common Stock purchase warrants with an exercise price of $.87 per share.

(4) Includes (i) 13,114 shares which may be purchased at $1.13 per share; (ii) 14,063 shares which may be purchased at $1.15 per share; (iii) 9,375 shares which may be purchased at $.83 per share; (iv) 9,375 shares which may be purchased at $.95 per share; (v) 46,875 shares which may be purchased at $1.02 per share; (vi) 7,032 shares which may be purchased at $.87 per share; (vii) 7,032 shares which my be purchased at $.83 per share; (viii) 9,375 shares which may be purchased at $2.15 per share; (ix) 61,875 shares which may be purchased at $1.76 per share; (x) 8,670 shares which may be purchased at $1.40 per share; and (xi) 7,900 shares which may be purchased at $1.02 per share under immediately exercisable options.

(5) Includes (i) 5,000 shares, which may be purchased at $1.13 per share; (ii) 10,000 shares, which may be purchased at $0.95 per share; (iii) 10,000 shares, which may be purchased at $.94 per share; and (iv) 2,500 shares, which may be purchased at $1.12 per share under immediately exercisable options.

(6) Mr. Burr's share ownership excludes all shares of Common Stock beneficially owned by the Flemings Funds.

(7) Includes (i) 5,000 shares which may be purchased at $0.85 per share; (ii) 5,000 shares which may be purchased at $1.13 per share; (iii) 10,000 shares which may be purchased at $0.95 per share; (iv) 10,000 shares which may be purchased at $.94 per share; and (v) 2,500 shares which may be purchased at $1.12 per share under immediately exercisable options.

(8) Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., and their general partner, Fleming US Discovery Partners, L.P. and its general partner, Fleming US Discovery Partners LLC, collectively referred to as, or collectively the Flemings Funds, are affiliates. The beneficial ownership of the Flemings Funds includes (i) 5,000 shares, which may be purchased at $.85 per share, and (ii) 10,000 shares, which may be purchased at $1.13 per share under immediately exercisable options. Also includes 51,358 Common Stock purchase warrants with an exercise price of $.87 per share, and 66,435 Common Stock purchase warrants with an exercise price of $1.21 per share. Flemings Funds address is c/o JP Morgan Chase & Co., 1221 Avenue of the Americas, 40th Floor, New York, New York 10020, except for Fleming US Discovery Offshore Fund III, L.P. whose address is c/o Bank of Bermuda LTD., 6 Front Street, Hamilton HM11 Bermuda.

(9) Includes exercisable options to purchase 1,678,237 shares of Common Stock, and Common Stock purchase warrants to purchase 8,346 shares of Common Stock, owned by the directors and officers as a group. Excludes 19,270,242 shares beneficially owned by the Flemings Funds.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2006.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	2,287,143	$1.47	1,900,787

Equity compensation plans not approved by security holders:	- -	N/A	- -

Total	2,287,143	$1.47	1,900,787

Item 12. Certain Relationships and Related Transactions, and Directors Independence

For the year ended December 31, 2006, there were no relationships or related transactions requiring disclosure.

The Company's board of directors is comprised of five members, of which three directors are independent as defined under NASD rules. The independent members of the board are Messrs. Abbatecola, Monetta and Morch. Messrs. Burr and Zugibe are not independent as defined under NASDAQ rules.

The compensation of the Company's executive officers is determined by the independent members of the Board. The Board of Directors has established a Compensation/Stock Option Committee, which is responsible for recommending to the independent directors the compensation of the Company's executive officers and for the administration of the Company's employee benefit plans. The members of such Committee are Messrs. Abbatecola, Burr and Morch.

The Board does not have a nominating committee or other Board committee performing similar functions. Recommendations for Board nominations are made for the Board by the independent directors of the Board.

The members of the Company's audit committee are Messrs. Abbatecola, Monetta, and Morch, all of whom are independent as defined under NASDAQ rules.

Item 13. Exhibits

3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (13)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (3)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (3)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (7)
10.1	Lease Agreement between the Company and Ramapo Land Co., Inc. (1)
10.2	Employment Agreement with Kevin J. Zugibe. (1) (*)
10.3	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.4

Stock Purchase Agreement, Registration Rights Agreement and Stockholders Agreement dated March 30, 1999 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (2)

10.5	1997 Stock Option Plan of the Company, as amended. (4) (*)
10.6	Stock Purchase Agreements dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.7	First Amendment to Registration Rights Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.8	First Amendment to Stockholders Agreement dated February 16, 2001 between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (5)
10.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (6)
10.10	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Fund III, L.P., dated March 5, 2002. (6)
10.11	First Amendment to Stock Purchase Agreements and Waiver, between Hudson Technologies, Inc. and Fleming US Discovery Offshore Fund III, L.P., dated March 5, 2002. (6)
10.12	1994 Stock Option Plan of the Company. (1)*
10.13	Form of Common Stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (7)
10.14	Revolving Loan agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (8)
10.15	Security Agreement dated May 30, 2003 between Hudson Technologies Company and Keltic Financial Partners, LP. (8)
10.16	Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. dated May 30, 2003. (8)
10.17	Amendment dated August 22, 2003 to Letter Agreement between the Company and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III; L.P. dated May 30, 2003. (8)
10.18	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Kevin J. Zugibe. (9)
10.19	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Brian F. Coleman. (9)
10.20	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Stephen P. Mandracchia. (9)
10.21	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and Charles F. Harkins. (9)
10.22	Incentive Stock Option Agreement made as of September 17, 2004 between the Company and James R. Buscemi. (9)
10.23	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (9)
10.24	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with options vesting in equal quarterly installments over two year period. (9)
10.25	Form of Non-Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (9)
10.26	2004 Stock Incentive Plan. *
10.27	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (10)
10.28	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (10)
10.29	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (10)
10.30	Contract for Sale of Real Estate, dated May 24, 2005, between Hudson Technologies Company and Busey Bank. (11)
10.31	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (11)
10.32	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (11)
10.33	Lease Termination Agreement, dated December 15, 2005, between Hudson Technologies, Inc. and Ramapo Land Co., Inc. (14)
Page 27
10.34	Stipulation of Discontinuance, dated December 15, 2005, between Hudson Technologies, Inc. and Ramapo Land Co., Inc. (14)
10.35	Fourth Amendment to the Revolving Loan Agreement, Promissory Notes and other Loan Documents, dated March 8, 2006, between Hudson Technologies Company and Keltic Financial Partners, LP. (14)
10.36	Amended and Restated Employment Agreement with Kevin J. Zugibe (15) *
10.37	Agreement with Brian F. Coleman (15) *
10.38	Agreement with James R. Buscemi (15) *
10.39	Agreement with Charles F. Harkins (15) *
10.40	Agreement with Stephen P. Mandracchia (15) *
10.41	Fifth Amendment to Revolving Loan Agreement dated March 7, 2007, between Hudson Technologies Company and Keltic Financial Partners, LP.
14	Code of Business Conduct and Ethics. (12)
21	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1998.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2000.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 333-105128).
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended September 30, 2004.
(10)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2004.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, dated December 13, 2005, and filed December 19, 2005.
(13)	Incorporated by reference to the comparable exhibit filed with the Company's Report of Form 8-K, dated March 8, 2006, and filed March 14, 2006.
(14)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2005.
(15)	Incorporated by reference to comparable exhibit filed with the Company's Report on Form 8-K, dated October 10, 2006, and filed October 12, 2006.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005, the review of the financial statements included in the Company's Forms 10-QSB for 2006 and 2005 totaled $130,000 and $115,000, respectively.

Audit-Related Fees. In 2006, the aggregate fees billed by BDO Seidman, LLP for professional services rendered for assurance and related services that are reasonable related to the performance of the audit or review of the Company's financial statements totaled $13,000. In 2005, the Company did not utilize BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees. In 2006, the aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice totaled $8,000. In 2005, the Company did not utilize BDO Seidman, LLP for professional services rendered for tax compliance, advice and planning.

All Other Fees. The Company did not utilize BDO Seidman, LLP for products and services, other than the services described in the paragraphs caption "Audit, Audit Related and Tax Fees above for the years ended December 31, 2006 and 2005.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2006. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.
By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 13, 2007
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 13, 2007
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 13, 2007
Vincent P. Abbatecola

/s/ Robert L. Burr	Director	March 13, 2007
Robert L. Burr

/s/ Dominic J. Monetta	Director	March 13, 2007
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 13, 2007
Otto C. Morch

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	32
Audited Consolidated Financial Statements:
• Consolidated Balance Sheet	33
• Consolidated Income Statements	34
• Consolidated Statements of Stockholders' Equity	35
• Consolidated Statements of Cash Flows	36
• Notes to the Consolidated Financial Statements	37

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, to the Notes to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(r).

/s/ BDO Seidman, LLP

Valhalla, New York

March 9, 2007

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheet

(Amounts in thousands, except for share and par value amounts)

December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 593
Trade accounts receivable - net	1,231
Inventories	12,393
Prepaid expenses and other current assets	160
Total current assets	14,377

Property, plant and equipment, less accumulated depreciation and amortization	2,984
Other assets	32
Deferred tax asset	252
Intangible assets, less accumulated amortization	78
Total Assets	$17,723
========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,464
Accrued payroll	720
Short-term debt and current maturities of long-term debt	3,234
Total current liabilities	8,418
Long-term debt, less current maturities	1,297
Total Liabilities	9,715

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,915,464	259
Additional paid-in capital	35,765
Accumulated deficit	(28,016)
Total Stockholders' Equity	8,008

Total Liabilities and Stockholders' Equity	$17,723
=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(Amounts in thousands, except for share and per share amounts)

	For the year ended December 31,
	2006	2005

Revenues	$23,451	$19,223
Cost of sales	16,612	12,308
Gross Profit	6,839	6,915

Operating expenses:
Selling and marketing	1,446	1,487
General and administrative, includes $289 and $0 for Share-based payment arrangements	3,211	2,840
Total operating expenses	4,657	4,327

Operating income	2,182	2,588

Other income (expense):
Interest expense	(345)	(303)
Other income	38	9
Total other income (expense)	(307)	(294)

Income before income taxes	1,875	2,294

Income tax expense (benefit)	(233)	24

Net income	$ 2,108	$ 2,270
	=========	=========

Net income per common share - basic and diluted	$ 0.08	$ 0.09
	========	========
Weighted average number of shares outstanding - basic	25,903,252	25,590,698
	=============	=============
Weighted average number of shares outstanding - diluted	26,263,298	25,734,313
	=============	=============

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2004	25,517,594	$255	$35,055	$(32,394)	$2,916

Issuance of stock options for services	--	--	3	--	3

Issuance of Common Stock upon exercise of stock options	375,380	4	397	--	401

Net Income	--	--	--	2,270	2,270

Balance at December 31, 2005	25,892,974	259	35,455	(30,124)	5,590

Issuance of Common Stock upon exercise of stock options	22,490	--	21	--	21

Value of share- based arrangements	--	--	289	--	289

Net Income	--	--	--	2,108	2,108

Balance at December 31, 2006	25,915,464	$ 259	$35,765	$(28,016)	$8,008
	===========	=====	=========	=========	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the year ended December 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,108	$2,270
Adjustments to reconcile net income
to cash provided (used) by operating activities:
Depreciation and amortization	565	619
Allowance for doubtful accounts	--	120
Value of share-based payment arrangements	289	--
Deferred tax benefit	(252)	--
Issuance of stock options for services	--	3
Changes in assets and liabilities:
Trade accounts receivable	598	(210)
Inventories	(6,248)	(3,484)
Prepaid expenses and other current assets	8	139
Other assets	28	21
Accounts payable and accrued expenses	1,697	628
Cash provided (used) by operating activities	(1,207)	106

Cash flows from investing activities:
Additions to patents	(15)	(86)
Additions to property, plant, and equipment	(454)	(629)
Cash used by investing activities	(469)	(715)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	21	401
Proceeds of short-term debt - net	1,998	218
Proceeds from long-term debt	--	171
Repayment of long-term debt	(384)	(162)
Cash provided by financing activities	1,635	628

Increase (decrease) in cash and cash equivalents	(41)	19
Cash and equivalents at beginning of period	634	615
Cash and equivalents at end of period	$ 593	$ 634
	======	=======
___________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 345	$ 303
Cash paid for income taxes	$ 23	$ --
Supplemental schedule of non-cash investing
and financing activities:
Debt issued in connection with purchase of equipment	$ 296	$ 945

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at December 31, 2006, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2006.

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly-rated financial institutions and, at times, the balances exceed FDIC insurance coverage. The Company's trade accounts receivables are primarily due from companies throughout the United States. The Company reviews each customer's credit history before extending credit.

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information. The carrying value of the Company's accounts receivable is reduced by the established allowance for doubtful accounts. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining accounts receivable balances. The Company may adjust its general or specific reserves based on factors that affect the collectability of the accounts receivable balances.

For the year ended December 31, 2006, one customer accounted for 10% of the Company's revenues. For the year ended December 31, 2005, one customer accounted for 13% and one customer accounted for 11% of the Company's revenues.

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

Revenues and cost of sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectability. In addition, each sale is based on an arrangement with the customer and the sales price to the buyer is fixed. License fees are recognized over the period of the license based on the respective performance measurements associated with the license. Royalty revenues are recognized when earned. Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges its customers shipping fees such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Year Ended December 31,	2006	2005
(in thousands)
Refrigerant and reclamation sales	$18,855	$15,722
RefrigerantSide® Services	4,596	3,501
Total	$23,451	$19,223
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize net income. The Company expects that its NOL's will be further limited upon the occurrence of certain events, including, without limitations, a change in control, of the Company as defined by the Internal Revenue Service. In addition, certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes even though for federal tax purposes the Company has NOL's and will not pay federal taxes.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the years ended December 31, 2006 and 2005, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share was 1,510,450 and 940,050, and 1,289,183 and 1,215,012, respectively. In 2006 and 2005, the effect on net income per share of equivalent shares was not dilutive.

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

The Company is subject to various legal proceedings. The Company assesses the merit and potential liability associated with each of these proceedings. In addition, the Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities, which would have a material adverse effect on operating results and its financial position.

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

Stock options

As of January 1, 2006, the Company accounts for its stock options, utilizing the modified prospective method, pursuant to the revision of Financial Accounting Standard Board ("FASB") statement SFAS No. 123(r) ("SFAS No. 123(r)") (see Note 11 to the Notes to the Consolidated Financial Statements). Prior to January 1, 2006, the Company had used the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. For the prior year's reporting period both the stock-based employee compensation cost included in the determination of the net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and net income per share using the fair value approach, are presented in the following table.

Year ended December 31,	2005
Pro forma results
(In thousands, except per share amounts)
Net income available for common shareholders:
As reported	$ 2,270
Total stock based employee compensation
expense determined under fair value based
method	926
Pro forma	$ 1,344
=======
Income per common share-basic and diluted:
As reported	$ 0.09
=======
Pro forma	$ 0.05
=======

Recent accounting pronouncements

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

Note 2 - Other income

For the year ended December 31, 2006 and 2005 other income consisted of dividend income of $38,000 and $9,000 respectively.

Note 3 - Income taxes

During the year ended December 31, 2006 and 2005 no current federal and certain state income taxes were recognized on the income before taxes due to the utilization of NOL's from prior periods. For the year ended December 31, 2006, the Company recognized a $252,000 deferred tax asset and a corresponding $252,000 tax benefit offset by $19,000 tax expense for state income taxes for those states that do not allow or limit NOL's. For the year ended December 31, 2005, the tax provision of $24,000 reflects state income taxes for those states that do not allow or limit NOL's.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2006	2005
(in percents)
Income tax rates
- Statutory U.S. Federal rate	34%	34%
- States, net U.S. benefits	2%	4%
- Decrease in valuation allowance	(48%)	(37%)
Total	(12%)	1%
	=====	=====

As of December 31, 2006, the Company has NOL's of approximately $25,000,000 expiring 2007 through 2023. Included in the NOL's are NOL's acquired during 1995 in the amount of approximately $4,488,000, which are currently subject to annual limitations of approximately $367,000 and expire from 2007 through 2010. As of December 31, 2006, of the NOL's acquired during 1995, $620,000 of the NOL's remain that are subject to the annual limitation of $367,000. Further limitations on the amount of the Company's NOL's and on the annual limitations, are more likely than not expected to occur upon the occurrence of certain events including, without limitation, a change in control of the Company, as defined by the Internal Revenue Service.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2006
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ (1)
- Reserves for doubtful accounts	122
- Inventory reserve	94
- NOL	9,212
Subtotal	9,427
- Valuation allowance	(9,175)
Total	$ 252
========

Note 4 - Trade accounts receivable - net

At December 31, 2006, trade accounts receivable are net of reserves for doubtful accounts of $339,000.

Note 5- Inventories

Inventories consist of the following:

December 31,	2006
(in thousands)
Refrigerant and cylinders	$ 5,019
Packaged refrigerants	7,374
Total	$12,393
======

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2006	Estimated Lives
(in thousands)
Property, plant, & equipment
- Land	$ 228
- Buildings	830	39 years
- Building improvements	572	39 years
- Equipment	6,118	3-10 years
- Equipment under capital lease	138	7 years
- Vehicles	1,119	5 years
- Lab equipment and computers	511	3-5 years
- Furniture & fixtures	108	7-8 years
- Leasehold improvements	34	3 years
- Equipment under construction	139
Subtotal	9,797
Accumulated depreciation & amortization	6,813
Total	$2,984
	=======

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2006
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$3,045
- Long-term debt: current	189
Subtotal	3,234
Long-term debt:
- Building mortgage	888
- Capital lease obligations	37
- Bank term loan	293
- Vehicle Loans	268
- Less: current maturities	(189)
Subtotal	1,297
Total short-term & long-term debt	$4,531
=======

Bank credit line and term loan

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") that, as amended, provides for borrowings of up to $6,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2008. Advances under the revolving line of credit may not exceed $5,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. At December 31,

2006, the facility bore interest at an interest rate equal to 9.25%, which was the prime rate plus 1%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2006, Hudson had in the aggregate $3,045,000 of borrowings outstanding and $2,555,000 available for borrowing under the revolving line of credit. In addition, the Company had $293,000 of borrowings outstanding under its term loan with Keltic. During 2006, the Company exceeded its annual limitation for the capital expenditures unders its credit facility for which a waiver was obtained.

Building Mortgage

In May 2005, the Company purchased the Champaign, Illinois facility for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%. As of December 31, 2006, the Company has approximately $888,000 outstanding under the loan.

Vehicle Loans

During 2006, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's RefrigerantSide® Services. The loans are payable in 60 monthly payments through August 2011 and bear interest from 2% to 9.5%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2007	$ 189
- 2008	327
- 2009	114
- 2010	117
- 2011	89
Thereafter	650
Total	$1,486
=======

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $77,000 under leases, which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2007	$20
- 2008	15
- 2009	5
40
Less Interest Expense	(3)
Total	$37
====

Note 8 - Stockholders' equity

On December 19, 2003, the Company issued an aggregate of 163,357 warrants to the holders of then outstanding notes, which warrants expire on December 19, 2008. The exercise prices for 79,266 and 84,091 of these warrants are $1.21 and $0.87 per share, respectively. As of December 31, 2006, 163,357 of these warrants are outstanding.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 31, 2011.

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$ 25,000	4/2007
Baton Rouge, Louisiana	$ 21,000	Month to Month
Charlotte, North Carolina	$ 62,000	11/2009
Orangeburg, New York	$163,000	6/2011
Pearl River, New York	$ 72,000	12/2007
Pottsboro, Texas	$ 10,000	8/2008
Raymond, New Hampshire	$ 8,000	6/2007

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2006 and 2005 totaled approximately $397,000 and $478,000, respectively. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2007	$ 362
- 2008	237
- 2009	229
- 2010	170
- 2011	86
Total	$1,084
======

Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the "1999 Release"), at its leased facility in Hillburn, NY, which was vacated in June 2006 ("Facility"). A failed hose connection to one of the Company's outdoor storage tanks allowed liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system to remove R-11 levels in the groundwater under and around the Facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2006, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2009. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Facility, as a result of the 1999 release, was nominated by the EPA for listing on the National Priorities List ("NPL") pursuant to CERCLA. The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing of the Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

In October 2001, the Company learned that trace levels of R-11 were detected in one of the wells operated by United Water of New York, Inc. ("United") that is in the closest proximity to the Village of Suffern's ("Village") well system. No contamination of R-11 has ever been detected in any of the Village's wells and, since October 2002, the level of R-11 in the United well closest to the Village has been below 1 ppb. In September 2004, the Village advised that it intends to continue performing additional sampling of its wells at a cost of approximately $5,000 per year and the Company has reimbursed the Village for sampling costs through September 2005.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the year ended December 31, 2006, the Company incurred $47,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which expires in October 2008 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $179,000 with such increases and bonuses as the Board may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 11 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the year ended December 31, 2006, the share-based compensation expense of $289,000 is reflected in general and administrative expenses in the consolidated income statement.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"), described below. The Compensation Committee and the Board of Directors administer the Plans. As of December 31, 2006, the Plans authorized the issuance of stock options to purchase 4,500,000 shares of the Company's Common Stock and, as of December 31, 2006, there were 1,900,787 shares of the Company's Common Stock available for issuance for future stock option grants.

Stock options are awards, which allow the recipient to purchase shares of the Company's Common Stock at a fixed price, are typically granted at an exercise price equal to the Company's stock price at the date of grant. Typically, the Company's stock option awards are expected to vest over two years from the grant date and are expected to have a contractual term of five to ten years. The Company estimates the fair value of all share-based compensation using a Black-Scholes valuation model.

During the year ended December 31, 2006, the Company issued 206,700 stock options and the fair value of these awards was $182,000. At December 31, 2006, total unrecognized compensation cost related to non-vested previously granted option awards was $88,000 which is expected to be recognized over a period of approximately one year.

Effective October 31, 1994, the Company adopted an Employee Stock Option Plan ("1994 Plan") pursuant to which 725,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, ("Code") or (ii) nonqualified options. ISOs could be granted under the 1994 Plan to employees and officers of the Company. Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Effective November 1, 2004, the Company's ability to grant options under the 1994 Plan expired.

Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan, which was amended on August 19, 1999, ("1997 Plan") pursuant to which 2,000,000 shares of Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs may be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 1997 Plan is sooner terminated, the ability to award options under the 1997 Plan will expire on June 11, 2007.

ISOs granted under the 1997 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of a persons holding 10% or more of the voting stock of the Company). Non-qualified options granted under the 1997 Plan may not be granted at a price less than the par value of the Common Stock. Options granted under the 1997 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan ("2004 Plan") pursuant to which 2,500,000 shares of Common Stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

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

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions used for grants since 1995.

Years ended December 31,	2006	2005
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	4.00%	3.88%
Expected volatility	60%	60%
Expected lives	6 years	6 years

A summary of the status of the Company's 1994, 1997 and 2004 Plans as of December 31, 2006 and 2005 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	2,286,890	$ 1.85
• Granted	1,124,375	$ 1.40
• Forfeited	(531,600)	$ 2.37
• Exercised	(375,380)	$ 1.07
Outstanding at December 31, 2005	2,504,285	$ 1.65
Granted	206,700	$ 1.08
Forfeited	(401,352)	$ 2.52
Exercised	(22,490)	$ 0.91
Outstanding at December 31, 2006	2,287,143	$ 1.47
	=========

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2006 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,287,143	6.99 years	$ 1.47
Options vested	2,162,534	6.83 years	$ 1.51

The following is the intrinsic value at December 31, 2006 of:

Options outstanding	$146,000
Options vested	$ 68,000
Options exercised	$ 11,000

The following is the weighted average fair value for the year ended December 31, 2006 of:

Options granted	$ 1.08
Options vested	$ 1.05