Form 10QSB
period 2007-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2007-05-08
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,915,464 shares
Class	Outstanding at April 30, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 404	$ 593
Trade accounts receivable - net of allowance for doubtful
accounts of $359 and $339	2,883	1,231
Inventories	10,142	12,393
Prepaid expenses and other current assets	119	160
Total current assets	13,548	14,377

Property, plant and equipment, less accumulated depreciation and amortization	2,945	2,984
Other assets	223	32
Deferred tax assets	252	252
Intangible assets, less accumulated amortization	76	78
Total Assets	$17,044	$17,723
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,665	$ 4,464
Accrued payroll	288	720
Short-term debt and current maturities of long-term debt	3,523	3,234
Total current liabilities	7,476	8,418
Long-term debt, less current maturities	1,248	1,297
Total Liabilities	8,724	9,715

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,915,464	259	259
Additional paid-in capital	35,794	35,765
Accumulated deficit	(27,733)	(28,016)
Total Stockholders' Equity	8,320	8,008

Total Liabilities and Stockholders' Equity	$17,044	$17,723
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2007	2006

Revenues	$8,117	$6,906
Cost of sales	6,559	5,180
Gross Profit	1,558	1,726

Operating expenses:
Selling and marketing	408	447
General and administrative	737	926
Total operating expenses	1,145	1,373

Operating income	413	353

Other income (expense):
Interest expense	(139)	(103)
Interest income	9	2
Total other income (expense)	(130)	(101)

Income before taxes	283	252

Income taxes	- -	5

Net income	$283	$247
	=========	=========

________________________

Net income per common share - basic and diluted	$ .01	$.01
	========	========
Weighted average number of shares
outstanding - Basic	25,915,464	25,892,974
	============	============

Weighted average number of shares
outstanding - Diluted	26,071,659	26,452,910
	============	============

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period
	ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$ 283	$ 247
Adjustments to reconcile net income
to cash used by operating activities:
Depreciation and amortization	132	156
Allowance for doubtful accounts	15	30
Issuance of stock options for services	29	87
Changes in assets and liabilities:
Trade accounts receivable	(1,666)	(1,690)
Inventories	2,250	853
Prepaid expenses and other current assets	40	72
Other assets	(191)	34
Accounts payable and accrued expenses	(1,231)	(57)
Cash used by operating activities	(339)	(268)

Cash flows from investing activities:
Additions to patents	(3)	(6)
Additions to property, plant, and equipment	(87)	(31)
Cash used by investing activities	(90)	(37)

Cash flows from financing activities:
Proceeds from short-term debt - net	2,285	238
Repayment of long-term debt	(2,045)	(253)
Cash provided (used) by financing activities	240	(15)

Decrease in cash and cash equivalents	(189)	(320)
Cash and cash equivalents at beginning of period	593	634
Cash and cash equivalents at end of period	$ 404	$ 314
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 139	$ 103
Cash paid for income taxes	$ 15	$ 22

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2006. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at March 31, 2007, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2007.

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

For the three month period ended March 31, 2007, one customer accounted for 39% of the Company's revenues. For the three month period ended March 31, 2006, no customer accounted for 10% or more of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three month period ended March 31,	2007	2006
(in thousands)
Refrigerant and reclamation sales	$7,365	$5,868
RefrigerantSide® Services	752	1,038
Total	$8,117	$6,906
	=======	========

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

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the three month period ended March 31, 2007 and 2006, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share was 1,397,483 and 1,044,217, and 1,461,740 and 1,142,545 respectively. In 2007 and 2006, the effect on net income per share of equivalent shares was not dilutive.

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

Recent accounting pronouncements

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the "Interpretation"). The Interpretation significantly changes the previous guidance for establishing accruals for tax uncertainties. The Company adopted the Interpretation on January 1, 2007, which adoption did not have a material effect on either the results of operations or financial position of the Company.

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

Note 2- Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2007 and 2006, the share-based compensation expense of $29,000 and $87,000 respectively, is reflected in general and administrative expenses in the consolidated income statement.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"), described below. The Compensation Committee and the Board of Directors administer the Plans. As of March 31, 2007, the Plans authorized the issuance of stock options to purchase 4,500,000 shares of the Company's Common Stock and, as of March 31, 2007, there were 1,905,787 shares of the Company's Common Stock available for issuance for future stock option grants.

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

During the three month period ended March 31, 2007, the Company issued no stock options. At March 31, 2007, total unrecognized compensation cost related to non-vested previously granted option awards was $88,000 which is expected to be recognized over a period of approximately one year.

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

Three month period ended March 31,	2007	2006
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	4.00%	4.00%
Expected volatility	60%	60%
Expected lives	6 years	6 years

A summary of the status of options granted under the Company's 1994, 1997 and 2004 Plans are presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	2,504,285	$ 1.65
Granted	206,700	$ 1.08
Forfeited	(401,352)	$ 2.52
Exercised	(22,490)	$ 0.91
Outstanding at December 31, 2006	2,287,143	$ 1.47
Forfeited	(8,800)	$ 1.86
Outstanding at March 31, 2007	2,278,343	$ 1.47
	========

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2007 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,278,343	5.95 years	$ 1.47
Options vested	2,190,140	5.79 years	$ 1.50

The following is the intrinsic value at March 31, 2007 of:

Options outstanding	$159,000
Options vested	$ 5,000

The following is the weighted average fair value for the year ended March 31, 2007 of:

Options vested	$ 1.15

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

The Company focuses its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company offers its RefrigerantSide® Services to customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company seeks to pursue the creation of strategic alliances with companies that service larger customers in targeted industries, which, when consummated, would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, the Company has expanded its service offering outside of the United States through a strategic alliance with The Linde Group. The Company may incur additional expenses as it develops its RefrigerantSide® Services.

Sales of refrigerants continue to represent a significant portion of the Company revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilize non-CFC based refrigerants displace those units that utilize CFC based refrigerants, particularly in the automotive aftermarket segment of the refrigerant sales industry. The Company has increased its refrigerant sales from non-CFC based refrigerants, including HCFC refrigerants. The Clean Air ("Act") limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006

Revenues for the three month period ended March 31, 2007 were $8,117,000, an increase of $1,211,000 or 18% from the $6,906,000 reported during the comparable 2006 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $1,497,000 offset by a decrease in RefrigerantSide® Services revenues of $286,000. The increase in refrigerant revenues is related to both an increase in the volume of refrigerants sold and an increase in the price of certain refrigerants sold. The decrease in RefrigerantSide® Services of $286,000 was attributable primarily due to a reduction in the average revenue per job in 2007 when compared to 2006.

Cost of sales for the three month period ended March 31, 2007 was $6,559,000, an increase of $1,379,000 or 27% from the $5,180,000 reported during the comparable 2006 period. The increase in cost of sales was primarily due to the increase in volume and an increase in cost of refrigerants sold offset by a decrease in supply costs of RefrigerantSide® Services. As a percentage of sales, cost of sales was 81% of revenues for 2007, an increase from the 75% reported for the comparable 2006 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the material costs of certain refrigerants sold when compared to the same period of 2006.

Operating expenses for the three month period ended March 31, 2007 were $1,145,000 a decrease of $228,000 or 17% from the $1,373,000 reported during the comparable 2006 period. The decrease was primarily attributable to a decrease in selling and administrative payroll expense.

Other income (expense) for the three month period ended March 31, 2007 was ($130,000), compared to the ($101,000) reported during the comparable 2006 period. Other income (expense) includes interest expense of $139,000 and $103,000 for the comparable 2007 and 2006 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense for the three month period ended March 31, 2007 and 2006 were none and $5,000, respectively. For the three month period ended March 31, 2006 income tax of $5,000 was recognized for states that either do not allow or limit NOL's. During the 2007 and 2006 periods no federal or certain state income taxes were recognized on the income before taxes of $283,000 and $252,000 due to the utilization of NOL's from prior periods. At March 31, 2007, the Company recognized a reserve allowance of $9,175,000 against the deferred tax benefit for the 2003 and prior losses. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. A portion of the Company's NOL's are subject to annual limitations. In addition, limitations on the amount of the Company's NOL's and on the annual limitations, are expected to occur upon the occurrence of certain events including, without limitation, a change in control, of the Company as defined by the Internal Revenue Service.

Net income for the three month period ended March 31, 2007 was $283,000 an increase of $36,000 from the $247,000 net income reported during the comparable 2006 period. The increase in net income was primarily attributable to a decrease in selling, and administrative payroll expenses offset by a reduction in the gross profit on refrigerant sales.

Liquidity and Capital Resources

At March 31, 2007, the Company had working capital, which represents current assets less current liabilities, of approximately $6,072,000, an increase of $113,000 from the working capital of $5,959,000 at December 31, 2006. The increase in working capital is primarily attributable to the increase in net income.

Inventory and trade receivables are principal components of current assets. At March 31, 2007 the Company had inventories of $10,142,000, a decrease of $2,251,000, or 18% from the $12,393,000 at December 31, 2006. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At March 31, 2007, the Company had trade receivables, net of allowance for doubtful accounts of $2,883,000 an increase of $1,652,000 or 134% from the $1,231,000 at December 31, 2006. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities and bank and related party borrowings.

Net cash used by operating activities for the three month period ended March 31, 2007, was $339,000 compared with net cash used by operating activities of $268,000 for the comparable 2006 period. Net cash used by operating activities for the 2007 period was primarily attributable to an increase in accounts receivable and a decrease in accounts payable offset by the net income for the period and a reduction in inventory.

Net cash used by investing activities for the three month period ended March 31, 2007 was $90,000 compared with net cash used by investing activities of $37,000 for the prior comparable 2006 period. The net cash used by investing activities for the 2007 period was primarily related to investment in general purpose equipment.

Net cash provided by financing activities for the three month period ended March 31, 2007, was $240,000 compared with net cash used by financing activities of $15,000 for the comparable 2006 period. The net cash provided by financing activities for the 2007 period was due to an increase in indebtedness.

At March 31, 2007, the Company had cash and cash equivalents of $404,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2007 will be approximately $500,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") that, as amended, provides for borrowings of up to $6,000,000. The facility consists of a revolving line of credit and a term loan and expires on May 30, 2008. Advances under the revolving line of credit may not exceed $5,600,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the term loan may not exceed $400,000. At March 31, 2007, the facility bore interest at an interest rate equal to 9.25%, which was the prime rate, plus 1%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreements restrict Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2007, Hudson had in the aggregate $3,332,000 of borrowings outstanding and $2,268,000 available for borrowing under the revolving line of credit. In addition, the Company had $273,000 of borrowings outstanding under its term loan with Keltic.

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

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

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

For the three month period ended March 31, 2007, one customer accounted for 39% of the Company's revenues. For the three month period ended March 31, 2006, no customer accounted for 10% or more of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2006.

Item 6 - Exhibits

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 8, 2007
Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 8, 2007
James R. Buscemi	Date
Chief Financial Officer