Form 10QSB
period 2007-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2007-11-07
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X] .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	19,072,264 shares
Class	Outstanding at October 30, 2007

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X] .

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 474	$ 593
Trade accounts receivable - net of allowance for doubtful
accounts of $376 and $339	2,944	1,231
Inventories	9,460	12,393
Prepaid expenses and other current assets	253	160
Total current assets	13,131	14,377

Property, plant and equipment, less accumulated depreciation and amortization	2,929	2,984
Other assets	42	32
Deferred tax asset	1,520	252
Intangible assets, less accumulated amortization	72	78
Total Assets	$17,694	$17,723
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,967	$ 4,464
Accrued payroll	647	720
Short-term debt and current maturities of long-term debt	1,222	3,234
Total current liabilities	4,836	8,418
Long-term debt, less current maturities	6,746	1,297
Total Liabilities	11,582	9,715

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 19,072,264 and 25,915,464	191	259
Additional paid-in capital	34,912	35,765
Accumulated deficit	(28,991)	(28,016)
Total Stockholders' Equity	6,112	8,008

Total Liabilities and Stockholders' Equity	$17,694	$17,723
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2007	2006	2007	2006

Revenues	$4,738	$4,971	$24,162	$20,680
Cost of sales	3,131	3,170	18,048	14,565
Gross Profit	1,607	1,801	6,114	6,115

Operating expenses:
Selling and marketing	352	351	1,240	1,200
General and administrative	664	708	2,237	2,434
Compensation expense for stock purchases	--	--	4,338	--
Total operating expenses	1,016	1,059	7,815	3,634

Operating income (loss)	591	742	(1,701)	2,481

Other income (expense):
Interest expense	(235)	(78)	(540)	(266)
Interest income	4	15	15	21
Total other income (expense)	(231)	(63)	(525)	(245)

Income (loss) before income taxes	360	679	(2,226)	2,236

Income tax provision (benefit)	3	5	(1,251)	18

Net income (loss)	$357	$ 674	($975)	$2,218
	=======	=======	=======	=======

Net income (loss) per common share - basic	$ 0.02	$ 0.03	($0.04)	$ 0.09
	=======	=======	=======	=======
Net income (loss) per common share - diluted	$ 0.02	$ 0.03	($0.04)	$ 0.08
	=======	=======	=======	=======
Weighted average number of shares - basic	20,234,664	25,910,664	24,021,864	25,897,630
	============	============	============	============
Weighted average number of shares - diluted	20,400,704	26,207,117	24,021,864	26,319,265
	============	============	============	============

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period
	ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	($ 975)	$ 2,218
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization	408	423
Allowance for doubtful accounts	37	60
Issuance of stock options for services	74	208
Compensation expense for stock purchases	4,338	--
Deferred tax benefit	(1,268)	--
Changes in assets and liabilities:
Trade accounts receivable	(1,750)	(711)
Inventories	2,933	564
Prepaid expenses and other current assets	(93)	29
Other assets	(10)	28
Accounts payable and accrued expenses	(1,570)	626
Cash provided by operating activities	2,124	3,445

Cash flows from investing activities:
Additions to patents	(13)	(6)
Additions to property, plant, and equipment	(335)	(264)
Cash used by investing activities	(348)	(270)

Cash flows from financing activities:
Purchase of common stock - net	(5,332)	--
Proceeds from issuance of common stock - net	--	20
Repayment of short-term debt- net	(2,935)	(1,036)
Repayment of long-term debt	(628)	(337)
Proceeds from long-term debt	7,000	--
Cash used by financing activities	(1,895)	(1,353)

Increase (decrease) in cash and cash equivalents	(119)	1,822
Cash and cash equivalents at beginning of period	593	634
Cash and cash equivalents at end of period	$474	$ 2,456
	======	========
__________________________________________________________________
Supplemental disclosure of cash flow information
Cash paid during period for interest	$540	$ 266
Cash paid for income taxes	$ 24	$ 22

Supplemental disclosure of non-cash, investing and financial activities:
Debt issued in connection with purchase of property and equipment	$ --	$ 296

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2006. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable, and accounts payable approximate fair value at September 30, 2007, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2007 and December 31, 2006.

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

For the nine month period ended September 30, 2007, one customer accounted for 13% of the Company's revenues. For the nine month period ended September 30, 2006, no customer accounted for 10% or more of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine month period ended September 30,	2007	2006
(in thousands, unaudited)
Refrigerant and reclamation sales	$21,331	$17,138
RefrigerantSide® Services	2,831	3,542
Total	$24,162	$20,680
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. During the nine months ended September 30, 2007, the Company assessed the valuation allowance for its deferred tax asset and has correspondingly recognized an increase in its deferred tax asset of approximately of $1,268,000 and as of September 30, 2007, the total deferred tax asset is $1,520,000. In addition, certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes even though for federal tax purposes the Company has NOL's and will not pay federal taxes.

On June 28, 2007, Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. (individually and collectively "Fleming Funds") sold a total of approximately 14,900,000 shares of Hudson's common stock in a series of transactions involving the Company and certain members of the Company's management (the "Transactions"). Prior to the Transactions, the Fleming Funds owned in the aggregate approximately 19,100,000 shares, or 74% of the Company's outstanding common stock. Under Section 382 of the Internal Revenue Code of 1986, as amended, the sale by Fleming Funds of their shares resulted in a "change in control", which limits the Company's ability to utilize its existing NOL's to approximately $1,300,000 annually.

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the nine month period ended September 30, 2007 and 2006, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share was none and 2,246,700 and 1,639,250 and 1,030,152 respectively. In 2007, the effect on net income per share of equivalent shares was not dilutive.

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

Note 2- Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month period ended September 30, 2007 and 2006, the share-based compensation expense of $74,000 and $208,000 respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"), described below. The Board of Directors administers the Plans. As of September 30, 2007, the Plans authorized the issuance of stock options to purchase 2,500,000 shares of the Company's Common Stock and, as of September 30, 2007, there were 1,550,000 shares of the Company's Common Stock available for issuance for future stock option grants.

Stock options are awards, which allow the recipient to purchase shares of the Company's Common Stock at a fixed price, are typically granted at an exercise price equal to the Company's stock price at the date of grant. Historically, the Company's stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

During the nine month period ended September 30, 2007, the Company issued no stock options. At September 30, 2007, total unrecognized compensation cost related to non-vested previously granted option awards was $20,000 which is expected to be recognized over a period of less than one year.

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

Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan, which was amended on August 19, 1999, ("1997 Plan") pursuant to which 2,000,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs could be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Effective September 11, 2007, the Company's ability to grant options or stock appreciation rights under the 1997 Plan expired.

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

Nine month period ended September 30,	2007	2006
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	4%	4%
Expected volatility	68%	60%
Expected lives	5 years	6 years

A summary of the status of options granted under the Company's 1994, 1997 and 2004 Plans are presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	2,504,285	$ 1.65
Granted	206,700	$ 1.08
Forfeited	(401,352)	$ 2.52
Exercised	(22,490)	$ 0.91
Outstanding at December 31, 2006	2,287,143	$ 1.47
Forfeited	(198,800)	$ 3.46
Exercised	(5,000)	$ 0.85
Outstanding at September 30, 2007	2,083,343	$ 1.29
	========

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2007 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,083,343	6.46 years	$ 1.29
Options vested	2,043,343	6.39 years	$ 1.30

The following is the intrinsic value at September 30, 2007 of:

Options outstanding	$ 96,000
Options vested	$ 8,000

The following is the weighted average fair value for the nine month period ended September 30, 2007 of:

Options vested	$ 1.19

Note 3- Stock repurchase

On June 28, 2007, the Company purchased and retired approximately 5,700,000 shares of its common stock from the Fleming Funds at a purchase price of $0.65 per share, for total consideration of approximately $3,700,000. Additionally, certain members of the Company's management, in separate private transactions, purchased approximately 9,200,000 shares of the Company's common stock from the Fleming Funds at a purchase price of $0.65 per share, for a total consideration of approximately $6,000,000. The shares purchased by management are unregistered shares and management did not receive registration rights in connection with their purchase of their shares.

On June 29, 2007 the Company commenced a tender offer to all of its common shareholders to purchase and retire up to approximately 1,200,000 shares of its common stock at a purchase price of $1.12 per share. Upon completion of the tender offer, a total of approximately 55,000 shares of the Company's common stock, at an aggregate purchase price of approximately $62,000, were tendered to and accepted for purchase by the Company, all of which were retired. On September 25, 2007 the Company utilized the unused tender offer funds to purchase and retire approximately 1,100,000 shares of its common stock from the Fleming Funds at a price of $1.12 per share, for a total consideration of approximately $1,200,000.

As a consequence of the shares purchased by the Company in the tender offer, and the shares purchased by the Company from the Fleming Funds, the Company has retired an aggregate of approximately 6,900,000 shares of its common stock and has increased its long-term debt by approximately $5,000,000. The retirement of those shares represents more than a 26% reduction in the number of outstanding shares of the Company when compared to the total outstanding shares prior to the tender offer and the purchases from the Fleming Funds.

On June 26, 2007, the Company, entered into an Amended and Restated Loan Agreement with Keltic Financial Partners, LP, by which the term of the existing credit facility was extended for three years through June 2010, the total borrowing limit was increased from $6,000,000 to $10,000,000 (the "Credit Facility") and the interest rate under the Credit Facility was reduced to the Prime Rate plus 0.375% (from the Prime Rate plus 0.75%).

The sale on June 28, 2007, by the Fleming Funds to certain members of the Company's management of approximately 9,200,000 shares at a purchase price of $0.65 per share required the Company to incur a non-cash, non-recurring compensation expense and a corresponding increase to additional paid-in capital of approximately $4,338,000, which represents the difference between the market value of the Company's common stock on June 28, 2007 and the purchase price of the common stock. The Company's net worth was unaffected by the $4,338,000 non-cash, non-recurring charge.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for its NOL's and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its NOL's, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

The Company has created and developed a service offering known as RefrigerantSide® Services. RefrigerantSide® Services are sold to contractors and end-users whose refrigeration systems are applicable in commercial air conditioning and industrial processing. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company's RefrigerantSide® Services to facilitate the growth and development of its service offerings.

The Company focuses its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company offers its RefrigerantSide® Services to customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. Moreover, to maintain its current ability to quickly respond to customer service requests throughout the United States, the Company seeks to pursue the creation of strategic alliances with companies that service larger customers in targeted industries, which, when consummated, would enable the Company to (i) co-locate its equipment with these strategic partners and (ii) utilize these partners' sales and marketing resources to offer their customers the Company's RefrigerantSide® Services. In addition, the Company has expanded its service offering outside of the United States through a strategic alliance with The Linde Group. The Company may incur additional expenses as it develops its RefrigerantSide® Services offering.

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

Results of Operations

Three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006

Revenues for the three month period ended September 30, 2007 were $4,738,000 a decrease of $233,000 or 5% from the $4,971,000 reported during the comparable 2006 period. The decrease in revenues was primarily attributable to an increase in refrigerant revenues of $166,000 offset by a decrease in RefrigerantSide® Services revenues of $399,000. The increase in refrigerant revenues is related to an increase in the price of certain refrigerants sold offset by a slight reduction in the volume of refrigerants sold. The decrease in RefrigerantSide® Services was attributable to both a reduction in the number of jobs completed and the average price per job when compared to the same period of 2006.

Cost of sales for the three month period ended September 30, 2007 was $3,131,000 a decrease of $39,000 or 1% from the $3,170,000 reported during the comparable 2006 period. The decrease in cost of sales was primarily due to a decrease in supply costs of RefrigerantSide® Services. As a percentage of sales, cost of sales was 66% of revenues for 2007, an increase from the 64% reported for the comparable 2006 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the material costs of certain refrigerants sold when compared to the same period of 2006.

Operating expenses for the three month period ended September 30, 2007 were $1,016,000 a decrease of $43,000 or 4% from the $1,059,000 reported during the comparable 2006 period. The decrease in operating expenses was primarily due to a reduction in non cash compensation charges related to employee stock options when compared to the same period of 2006.

Other income (expense) for the three month period ended September 30, 2007 was ($231,000), compared to the ($63,000) reported during the comparable 2006 period. Other income (expense) includes interest expense of $235,000 and $78,000 for the comparable 2007 and 2006 periods, respectively. The increase in interest expense is primarily attributable to an increase in outstanding indebtedness.

Income tax provision for the three month period ended September 30, 2007 and 2006 were $3,000 and $5,000 respectively. For the three month period ended September 30, 2007and 2006, the income tax expense consisted of $3,000 and $5,000, respectively, for states that either do not allow or limit NOL's. During the 2006 period no federal or certain state income taxes were recognized on the income before taxes of $679,000 due to the utilization of NOL's from prior periods. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations.

Net income for the three month period ended September 30, 2007 was $357,000 a decrease of $317,000 from the $674,000 reported during the comparable 2006 period. The decrease in net income was primarily attributable to a reduction in gross profit and an increase in interest expense when compared to the same period of 2006.

Nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006

Revenues for the nine month period ended September 30, 2007 were $24,162,000 an increase of $3,482,000 or 17% from the $20,680,000 reported during the comparable 2006 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $4,193,000 partially offset by a decrease in RefrigerantSide® Services revenues of $711,000. The increase in refrigerant revenues is related to both an increase in the volume and price of certain refrigerants sold. The decrease in RefrigerantSide® Services was primarily attributable due to a reduction in the number of jobs completed when compared to the same period of 2006.

Cost of sales for the nine month period ended September 30, 2007 was $18,048,000, an increase of $3,483,000 or 24% from the $14,565,000 reported during the comparable 2006 period. The increase in cost of sales was primarily due to the increase in volume and an increase in cost of certain refrigerants sold offset by a decrease in supply costs of RefrigerantSide® Services. As a percentage of sales, cost of sales was 75% of revenues for 2007, an increase from the 70% reported for the comparable 2006 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the material costs of certain refrigerants sold when compared to the same period of 2006.

Operating expenses for the nine month period ended September 30, 2007 were $7,815,000 an increase of $4,181,000 from the $3,634,000 reported during the comparable 2006 period. The increase was primarily attributable to a non-cash, non-recurring charge of $4,338,000 to compensation expense, related to the purchase of common stock by certain members of management as part of the Transactions.

Other income (expense) for the nine month period ended September 30, 2007 was ($525,000), compared to the ($245,000) reported during the comparable 2006 period. Other income (expense) includes interest expense of $540,000 and $266,000 for the comparable 2007 and 2006 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax provision (benefit) for the nine month period ended September 30, 2007 and 2006 were ($1,251,000) and $18,000 respectively. For the nine month period ended September 30, 2007, the income tax benefit of $1,251,000 consisted of the recognition of a deferred tax asset of $1,268,000 offset by income tax expense of $17,000 for states that either do not allow or limit NOL's. For the nine month period ended September 30, 2006 income tax expense of $18,000 was recognized for states that either do not allow or limit NOL's. During the 2006 period no federal or certain state income taxes were recognized on the income before taxes of $2,236,000 due to the utilization of NOL's from prior periods. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations.

Net loss for the nine month period ended September 30, 2007 was ($975,000) a decrease of $3,193,000 from the $2,218,000 net income reported during the comparable 2006 period. The decrease in net income was primarily attributable to a non-cash, non-recurring charge to compensation expense of $4,338,000, partially offset by the income tax benefit of $1,268,000.

Liquidity and Capital Resources

At September 30, 2007, the Company had working capital, which represents current assets less current liabilities, of $8,295,000, an increase of $2,336,000 from the working capital of $5,959,000 at December 31, 2006. The increase in working capital is primarily attributable to an increase in long-term debt offset by a reduction of short-term debt.

Inventory and trade receivables are principal components of current assets. At September 30, 2007 the Company had inventories of $9,460,000, a decrease of $2,933,000 or 24% from the $12,393,000 at December 31, 2006. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results"). At September 30, 2007, the Company had trade receivables, net of allowance for doubtful accounts of $2,944,000 an increase of $1,713,000 from the $1,231,000 at December 31, 2006. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2007, was $2,124,000 compared with net cash provided by operating activities of $3,445,000 for the comparable 2006 period. Net cash provided by operating activities for the 2007 period was primarily attributable to the fact that the net loss reported for the period included a non-cash compensation charge of $4,338,000 partially offset by a non-cash income tax benefit of $1,268,000. In addition, net cash provided by operating activities for the 2007 period was also attributed to a reduction in inventory offset by an increase in accounts receivable and a reduction in accounts payable.

Net cash used by investing activities for the nine month period ended September 30, 2007 was $348,000 compared with net cash used by investing activities of $270,000 for the prior comparable 2006 period. The net cash used by investing activities for the 2007 period was primarily related to investment in general purpose equipment.

Net cash used by financing activities for the nine month period ended September 30, 2007, was $1,895,000 compared with net cash used by financing activities of $1,353,000 for the comparable 2006 period. The net cash used by financing activities for the 2007 period was due to repurchase of common stock of $5,332,000 and repayment of debt of $3,563,000 offset by an increase in long-term debt of $7,000,000.

At September 30, 2007, the Company had cash and cash equivalents of $474,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2007 will be approximately $500,000.

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic"). On June 26, 2007, the credit facility was amended and restated to provide for borrowings up to $10,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 26, 2010. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $3,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2007, the facility bore interest at 8.125% of which was the prime rate, plus .375%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2007, Hudson had in the aggregate $110,000 of borrowings outstanding and $2,378,000 available for borrowing under the revolving line of credit. In addition, the Company had $6,750,000 of borrowings outstanding under the A and B term loans with Keltic.

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

For the nine month period ended September 30, 2007, one customer accounted for 13% of the Company's revenues. For the nine month period ended September 30, 2006, no customer accounted for 10% or more of the Company's revenues.

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

Item 3 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of Common Stock made by the Company during the three months ended September 30, 2007.
Month of purchase	Total number of shares purchased (1)	Average price paid per share

July 1- July 31, 2007	-	-
August 1 - August 31, 2007	-	-
September 1 - September 30, 2007	1,167,400	$1.12
Total	1,167,400	$1.12

(1) Represents 55,353 shares repurchased by the Company from certain of its shareholders in the tender offer, and 1,112,047 shares repurchased by the Company from the Fleming Funds. There are no shares available for purchase under a plan or program.

Item 5 - Other Information

On November 2, 2007, Robert M. Burr, a member of the Company's Board of Directors (the "Board"), advised the Board he will not stand for re-election to the Board at the expiration of his current term, which will expire at the Annual Meeting of Shareholders currently scheduled to be held on December 11, 2007.

Item 6 - Exhibits

The following exhibits are attached to this report:
3(ii)	The Company's By-Laws as amended September 19, 2007

10.1

Stock Purchase Agreement between Hudson Technologies, Inc., Fleming US Discovery Fund III, L.P. and Fleming US Offshore Discovery Fund III, L.P. dated September 25, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 25, 2007)

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 7, 2007
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 7, 2007
	James R. Buscemi	Date
Chief Financial Officer