Form 10KSB
period 2007-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2008-03-12
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

P.O. Box 1541
One Blue Hill Plaza
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

The Issuer's revenues for the fiscal year ended December 31, 2007 were $26,894,000.

The aggregate market value of the Issuer's Common Stock held by non-affiliates as of March 3, 2008 was approximately $10,800,000 As of March 3, 2008, there were 19,072,264 shares of the Issuer's Common Stock outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format. Yes [   ] No [X].

Hudson Technologies, Inc.

Index

Part I

Item 1. Description of Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chiller Chemistry®, Chill Smart®, Fluid Chemistry™, and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the "Company", "Hudson", "we", "us", "our", or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use, in the United States, of refrigerants containing hydrochlorofluorocarbons ("HCFCs"), the most commonly used refrigerants, and chlorofluorocarbons ("CFCs") are subject to extensive and changing regulation under the Clean Air Act, as amended (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFCs and damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act also requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems, and, effective January 1, 1996, prohibited production of CFC refrigerants and limited the production of HCFC refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants, and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems, regardless of the refrigerant being used, and for the responsible management of refrigerant.

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

RefrigerantSide® Services

The Company provides decontamination and recovery services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including its patented Zugibeast®. Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by process patents.

In addition to the decontamination and recovery services previously described, the Company also provides predictive and diagnostic services for its customers. The Company offers diagnostic services that are intended to predict potential problems in air conditioning and refrigeration systems before they occur. The Company's Chiller Chemistry® offering integrates several fluid tests of an operating system and the corresponding laboratory results into an engineering report providing its customers with an understanding of the current condition of the fluids, the cause for any abnormal findings and the potential consequences if the abnormal findings are not remediated. Fluid Chemistry™, an abbreviated version of Chiller Chemistry®, is designed to quickly identify systems that require further examination. ChillSmart® combines the diagnostic information of Chiller Chemistry® with a detailed performance evaluation for an operating refrigeration system and recommendations for eliminating any inefficiencies that may have been discovered.

In 2003, the Company was awarded a United States patent for its Performance Optimization System, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. Hudson's Performance Optimization Services are able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson's RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. These inefficiencies require power generating companies to produce more energy and, in many instances increase carbon dioxide ("CO2") emissions to produce the excess energy. Consequently, not only is Hudson's reclamation system beneficial to the environment, but Hudson's Performance Optimization Services recommendations are also designed to achieve an overall reduction in CO2 emissions. The Company's Performance Optimization Services have allowed the Company to become an Energy Star® Service and Product Provider Partner. The Company's Performance Optimization System can be customized to a particular customer's refrigeration system, such as at an industrial facility that utilizes refrigeration in its manufacturing processes, or offered as a stand alone product that can be used with air conditioning and packaged refrigeration systems, such as a comfort cooling application in large office buildings. When the Company combines it Performance Optimization System with its Chiller Chemistry® the Company calls this combined offering ChillSmart®.

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

Strategic Alliances

In January 1997, the Company entered into an agreement with E.I. DuPont de Nemours and Company ("DuPont"), pursuant to which the Company provides recovery, reclamation, separation, packaging and testing services directly to DuPont for marketing through DuPont's distributor network. The agreement expires April 30, 2008 and is subject to earlier termination, as defined in the agreement, by either party. Currently, the Company is negotiating an extension of this agreement.

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

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. In furtherance of the Company's efforts to expand its presence outside the United States, in June 2003, the Company entered into an exclusive global technology and marketing agreement with The Linde Group ("Linde"), formerly the BOC Group, a worldwide industrial gases, vacuum technologies and distribution services company that serves two million customers in more than 50 countries. Under the agreement, the Company has licensed its RefrigerantSide® Services technology to Linde, and the Company has agreed to enter into separate supplemental agreements with certain Linde affiliate companies, pursuant to which the Company will license its RefrigerantSide® Services technology and the use of its related proprietary equipment to each Linde affiliate in return for (i) a license fee payable to the Company by the Linde affiliate in annual installments during the course of such supplemental agreement and (ii) royalty payments to the Company based on revenues derived by the Linde affiliate from the performance of RefrigerantSide® Services and other sales licensed from the Company. The arrangement is specifically aimed at marketing and developing the Company's RefrigerantSide® and other performance optimization services in over 20 countries outside the United States. Currently, the Company has executed two separate supplemental agreements with Linde affiliates covering the United Kingdom and the Republic of South Africa. The agreement with Linde is, and each supplemental agreement with a Linde affiliate will be, for an initial term of seven years and may be further extended for an initial period of three years and thereafter on an open-ended basis unless earlier terminated.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants. To the extent the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2007, one customer accounted for approximately 12% of the Company's revenues. For the year ended December 31, 2006, one customer accounted for approximately 10%, of the Company's revenues.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet through the Company's website (www.hudsontech.com). Information in the Company's website is not part of this report.

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

Hudson's RefrigerantSide® Services provide new and innovative solutions to certain problems within the refrigeration industry and, as such, the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional methods of solving the industry's problems. The Company's marketing strategy is to educate the marketplace that its alternative solutions are available and that RefrigerantSide® Services are superior to traditional methods. The market acceptance for these services is subject to uncertainty.

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

The Resource Conservation and Recovery Act of 1976, as amended ("RCRA") requires facilities that treat, store or dispose of hazardous wastes to comply with certain operating standards. Before transportation and disposal of hazardous wastes off-site, generators of such waste must package and label their shipments consistent with detailed regulations and prepare a manifest identifying the material and stating its destination. The transporter must deliver the hazardous waste in accordance with the manifest to a facility with an appropriate RCRA permit. Under RCRA, impurities removed from refrigerants consisting of oils mixed with water and other contaminants are not presumed to be hazardous waste.

The Emergency Planning and Community Right-to-Know Act of 1986, as amended requires the annual reporting by the Company of Emergency and Hazardous Chemical Inventories (Tier II reports) to the various states in which the Company operates and requires the Company to file annual Toxic Chemical Release Inventory Forms with the EPA.

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

The Occupational Safety and Health Act of 1970, as amended mandates requirements for a safe work place for employees and special procedures and measures for the handling of certain hazardous and toxic substances. State laws, in certain circumstances, mandate additional measures for facilities handling specified materials.

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

Employees

The Company has 76 full and 3 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent and eight foreign patents covering seventeen foreign countries and has patent applications pending in two other foreign countries all relating to the high-speed equipment, components and process to reclaim refrigerants. The Company also holds a registered trademark for its Zugibeast®. The United States patent expires in January 2012 and the foreign patents will expire between May 2014 and December 2014. The Company also holds several U.S. and foreign patents related to certain RefrigerantSide® Services developed by the Company as well as for certain processes to measure and improve the efficiency of refrigeration systems. These patents will expire between February 2017 and December 2020.

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

Business Risk Factors

There are many important factors that have affected, and in the future could affect the Hudson's business including, but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond Hudson's control and future trends are difficult to predict.

Hudson may need additional financing to satisfy its future capital requirements, which may not be readily available to it.

Hudson's capital requirements have been and may be significant in the future. In the future, Hudson may incur additional expenses in the development and implementation of its operations. As a result, Hudson may be required to seek additional equity or debt financing in order to develop its RefrigerantSide® Services business and other businesses. Hudson has no current arrangements with respect to, or sources of, additional financing other than a bank line of credit that expires in June 2010. If additional financing is available, it may not be available on acceptable terms. Hudson's inability to obtain additional capital financing, if and when needed, could materially adversely affect its business and future financial condition and could require Hudson to curtail or otherwise cease its existing operations.

The nature of Hudson's business exposes us to potential liability.

The refrigerant recovery and reclamation industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. Hudson, and in certain instances, its officers, directors and employees, may be subject to claims arising from Hudson's on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. Hudson may be strictly liable for damages, which could be substantial, regardless of whether it exercised due care and complied with all relevant laws and regulations. Hudson's current insurance coverage may not be sufficient to cover potential claims, and adequate levels of insurance coverage may not be available in the future at a reasonable cost. A partially or completely uninsured claim against Hudson, if successful and of sufficient magnitude would have a material adverse effect on Hudson.

Hudson's business and financial condition is substantially dependent on the sale and continued environmental regulation of refrigerants.

Hudson's business and prospects are largely dependent upon continued regulation of the use and disposition of refrigerants. Changes in government regulations relating to the emission of refrigerants into the atmosphere could have a material adverse effect on Hudson. Failure by government authorities to otherwise continue to enforce existing regulations or significant relaxation of regulatory requirements could also adversely affect demand for our services and products.

Hudson's business is subject to significant regulatory compliance burdens.

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the United States Occupational Safety and Health Administration and the United States Department of Transportation. Although we believe that we are in substantial compliance with all material regulations relating to its material business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerant could require Hudson to continually alter its methods of operation and/or discontinue the sale of certain of its products resulting in costs to the Hudson that could be substantial. Hudson may not be able, for financial or other reasons, to comply with applicable laws, regulations and permit requirements, particularly as it seeks to enter into new geographic markets. Hudson's failure to comply with applicable laws, rules or regulations or permit requirements could subject it to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact its operations and future financial condition.

As a result of competition, and the strength of some of its competitors in the market, Hudson may not be able to compete effectively.

The markets for the Hudson's services and products are highly competitive. Hudson competes with numerous regional and national companies which provide refrigerant recovery and reclamation services, as well as companies which market and deal in reclaimed and alternative refrigerants, including certain of its suppliers, some of which possess greater financial, marketing, personnel and other resources than Hudson. Hudson also competes with numerous manufacturers of refrigerant recovery and reclamation equipment. Certain of these competitors have established reputations for success in the service of air conditioning and refrigeration systems. Hudson may not be able to compete successfully, particularly as it seeks to enter into new markets.

A number of factors could negatively impact the price and/or availability of refrigerants, which would, in turn, adversely affect Hudson's business and financial condition.

Refrigerant sales continue to represent a significant portion of the Hudson's revenues. Therefore, Hudson's business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; the ban on production of CFC based refrigerants under the Act; the introduction of new refrigerants and air conditioning and refrigeration equipment; price competition resulting from additional market entrants; and changes in government regulation on the use and production of refrigerants. Hudson does not maintain firm agreements with any of its suppliers of refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to Hudson in the future, or may not be available on commercially reasonable terms. Additionally, Hudson may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Hudson's failure to obtain and resell sufficient quantities of virgin refrigerants, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on its operating margins and results of operations.

The loss of key management personnel would adversely impact the Hudson's business.

Hudson's success is largely dependent upon the efforts of our Chief Executive Officer and Chairman. The loss of his services would have a material adverse effect on the Hudson's business and prospects.

Hudson has the ability to designate and issue preferred stock, which may have rights, preferences and privileges greater than Hudson's common stock and which could impede a subsequent change in control of Hudson.

Hudson's Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of Hudson's Common Stock will be subject to, and may be adversely affected by, the rights of holders of any additional preferred stock that may be issued in the future. Hudson's ability to issue preferred stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of its voting stock, thereby delaying, deferring or preventing a change in control of Hudson.

If Hudson's common stock were delisted from NASDAQ it would be subject to "penny stock" rules which could negatively impact its liquidity and Hudson's shareholders' ability to sell their shares.

Hudson's common stock is currently listed on the NASDAQ Capital Market. Hudson must comply with numerous NASDAQ MarketPlace rules in order to continue the listing of its Common Stock on NASDAQ. There can be no assurance that Hudson can continue to meet the rules required to maintain the NASDAQ listing of Hudson's Common Stock. If Hudson is unable to maintain its listing on NASDAQ, the market liquidity of the Hudson's Common Stock may be severely limited.

Our management effectively control the affairs of Hudson

Currently, Hudson's officers and directors collectively own approximately 51% of Hudson's outstanding Common Stock. Accordingly, our officers and directors are in a position to significantly effect, and potentially fully control of Hudson and the election of our directors. There is no provision for cumulative voting for Hudson's directors.

Item 2. Description of Property

The Company's Auburn, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rental of $25,000 pursuant to month to month rental agreement.

The Company's Baton Rouge, Louisiana depot facility is located in a 3,600 square foot building leased from an unaffiliated third party at an annual rental of $27,000 pursuant in an agreement expiring in October 2008.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. As of December 31, 2007, the Company has outstanding $846,000 under its mortgage and the annual real estate taxes on this facility are approximately $33,000.

The Company's Charlotte, North Carolina depot facility is located in an 8,500 square foot building leased from an unaffiliated third party at an annual rental of $64,000 pursuant to an agreement expiring in November 2009.

The Company's Orangeburg, New York depot facility is located in an 18,000 square foot building leased from an unaffiliated third party at an annual rental of $172,000 pursuant to an agreement expiring in June 2011.

The Company's headquarters are located in a 4,400 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $85,000 pursuant to an agreement expiring in February 2013.

The Company's Pottsboro, Texas telemarketing facility is located in a 1,350 square foot building leased from an unaffiliated third party at an annual rental of $18,000 pursuant to an agreement expiring in August 2008.

The Company's Hampstead, New Hampshire telemarketing facility is located in a 1,600 square foot building leased from an unaffiliated third party at an annual rental of $19,000 pursuant to an agreement expiring in August 2010.

The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases. The Company believes that its insurance policies are adequate to protect the Company's property.

Item 3. Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the "1999 Release"), at its leased facility in Hillburn, NY, which the Company vacated in June 2006 ("Facility"). A failed hose connection to one of the Company's outdoor storage tanks allowed liquid R-11 to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system to remove R-11 levels in the groundwater under and around the Facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2007, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through March 31, 2010. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the year ended December 31, 2007, the Company incurred $9,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 11, 2007 for the sole purpose of electing a class of three directors to serve until the annual meeting of shareholders to be held in 2009. At the December 11, 2007 meeting, a total of 16,369,361 shares were present in person or by proxy, and the shareholders elected Vincent P. Abbatecola, Brian F. Coleman, and Otto C. Morch as directors of the Company to serve until the annual meeting of the shareholders to be held in 2009, or until their successors have been elected or qualified. A total of 16,044,743 shares were voted for Mr. Abbatecola and 324,618 shares were withheld; a total of 16,043,443 shares were voted for Mr. Coleman and 325,918 shares were withheld; and a total of 16,044,443 shares were voted for Mr. Morch and 324,918 shares were withheld. Messrs. Dominic J. Monetta and Kevin J. Zugibe continue to serve as directors and their term of office expires at the annual meeting of shareholders to be held in 2008.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "HDSN". The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common Stock as reported by NASDAQ.

	High	Low
2006
• First Quarter	$ 1.98	$ 1.26
• Second Quarter	$ 1.74	$ 1.25
• Third Quarter	$ 1.62	$ 1.02
• Fourth Quarter	$ 1.35	$ 1.00

2007
• First Quarter	$ 1.31	$ 1.04
• Second Quarter	$ 1.19	$ 1.07
• Third Quarter	$ 1.44	$ 1.07
• Fourth Quarter	$ 1.18	$ 0.73

The number of record holders of the Company's Common Stock was approximately 250 as of March 3, 2008. The Company believes that there are in excess of 4,000 beneficial owners of its Common Stock.

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

See Item 11 for certain information with respect to the Company's equity compensation plans as of December 31, 2007.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for its net operating loss carry forwards ("NOL's") and corresponding deferred tax asset and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax asset, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

The Company has created and developed a service offering known as RefrigerantSide® Services. RefrigerantSide® Services are sold to contractors and end-users whose refrigeration systems are used in commercial air conditioning and industrial processing. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company's RefrigerantSide® Services to facilitate the growth and development of its service offerings.

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

Sales of refrigerants continue to represent a significant portion of the Company revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilizes non-CFC based refrigerants displaces those units that utilize CFC based refrigerants. The

Company has increased its refrigerant sales from non-CFC based refrigerants, including HCFC refrigerants, which are the most widely used refrigerants. The Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants are scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Year ended December 31, 2007 as compared to the year ended December 31, 2006

Revenues for 2007 were $26,894,000 an increase of $3,443,000 or 15% from the $23,451,000 reported during the comparable 2006 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $4,093,000 partially offset by a decrease in RefrigerantSide® Services revenues of $650,000. The increase in refrigerant revenues is related to both an increase in the volume and price of certain refrigerants sold. The decrease in RefrigerantSide® Services was primarily attributable to a reduction in the number of jobs completed and to a lesser extent a reduction in the average job size when compared to the same period of 2006.

Cost of sales for 2007 was $20,041,000, an increase of $3,429,000 or 21% from the $16,612,000 reported during the comparable 2006 period. The increase in cost of sales was primarily due to the increase in volume and an increase in cost of certain refrigerants sold offset by a decrease in supply costs of RefrigerantSide® Services performed during the period. As a percentage of sales, cost of sales was 75% of revenues for 2007, an increase from the 71% reported for the comparable 2006 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the material costs of certain refrigerants sold when compared to the same period of 2006.

Operating expenses for 2007 were $9,207,000 an increase of $4,550,000 from the $4,657,000 reported during the comparable 2006 period. The increase was primarily attributable to a non-cash, non-recurring charge of $4,338,000 to compensation expense, related to the purchase of common stock by certain members of management as part of the transactions related to the sale of the shares of the Company's common stock by the Fleming US Discovery Fund III, L.P. and the Fleming US Discovery Offshore Fund III, L.P. ("Fleming Funds") (see "Liquidity and Capital Resources" of this Item 6) and an additional $222,000 in cost from share-based payment arrangements when compared to the comparable 2006 period.

Other income (expense) for 2007 was ($746,000), compared to the ($307,000) reported during the comparable 2006 period. Other income (expense) includes interest expense of $768,000 and $345,000 for the comparable 2007 and 2006 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax benefit for the years ended December 31, 2007 and 2006 were $1,139,000 and $233,000 respectively. For the year ended December 31 2007 and 2006, the income tax benefit of $1,139,000 and $233,000, respectively, consisted of the recognition of a deferred tax asset of $1,268,000 and $252,000 offset by income tax expense of $129,000 and $19,000 for federal alternative minimum tax and for states that either do not allow or limit NOL's. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations and the Company expects to continue to incur certain state and federal alternative minimum taxes for the foreseeable future.

Net loss for 2007 was ($1,961,000) a decrease of $4,069,000 from the $2,108,000 net income reported during the comparable 2006 period. The decrease in net income was primarily attributable to a non-cash, non-recurring charge to compensation expense of $4,338,000, an additional $222,000 cost for share-based payment arrangements, and additional interest expense of $423,000 partially offset by an increase in the income tax benefit of $906,000.

Liquidity and Capital Resources

At December 31, 2007, the Company had working capital, which represents current assets less current liabilities, of $7,543,000 an increase of $1,584,000 from the working capital of $5,959,000 at December 31, 2006. The increase in working capital is primarily attributable to an increase in long-term debt offset by a reduction of short-term debt.

Inventory and trade receivables are principal components of current assets. At December 31, 2007, the Company had inventories of $12,602,000, an increase of $209,000 or 2% from the $12,393,000 at December 31, 2006. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants (see "Reliance on Suppliers and Customers" and "Seasonality and Fluctuations in Operating Results" of this Item 6). At December 31, 2007, the Company had trade receivables, net of allowance for doubtful accounts of $1,746,000 an increase of $515,000 or 42% from the $1,231,000 at December 31, 2006. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the year ended December 31, 2007, was $382,000 compared with net cash used by operating activities of $1,207,000 for the comparable 2006 period. Net cash provided by operating activities for the 2007 period was primarily attributable to the fact that the net loss reported for the period included a non-cash compensation charge of $4,338,000 partially offset by a non-cash income tax benefit of $1,268,000.

Net cash used by investing activities for the year ended December 31, 2007, was $446,000 compared with net cash used by investing activities of $469,000 for the prior comparable 2006 period. The net cash used by investing activities for the 2007 period was primarily related to investment in general purpose equipment.

Net cash used by financing activities for the year ended December 31, 2007, was $246,000 compared with net cash provided by financing activities of $1,635,000 for the comparable 2006 period. The net cash used by financing activities for the 2007 period was due to repurchase of common stock of $5,337,000 and repayment of debt of $1,913,000 offset by an increase in long-term debt of $7,000,000.

At December 31, 2007, the Company had cash and cash equivalents of $283,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2008 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2007 and is more fully disclosed in the Notes to the Consolidated Financial Statements (see Notes 7 and 9 to the Notes to the Consolidated Financial Statements) (amounts in thousands of dollars).

	Year ended December 31,
					2012
	2008(2)	2009	2010	2011	and after	Total
Long and short term debt and capital lease	$3,124	$1,126	$1,129	$1,088	$3,150	$9,617
obligations (1)
Operating leases	420	354	290	123	83	1,270

Total contractual cash obligations (1)	$3,544	$1,480	$1,419	$1,211	$3,233	$10,887
	=======	======	======	======	======	======

____________

(1) The contractual cash obligations included in the table includes principal payments only. For the year ended December 31, 2007 the Company recognized interest expense in the amount of $768,000. The 2007 interest expense was based primarily on the interest rates in effect and the outstanding obligation balances. It would be expected that in future periods the Company would recognize interest expense on its obligations but such future interest expense is not readily calculable.

(2) Long and short term debt and capital lease obligations include $8,502,000 outstanding under the credit facility with Keltic. The Company expects that the revolving line of credit will continue to renew through the term of the credit facility, which expires on June 26, 2010.

On May 30, 2003, Hudson entered into a credit facility with Keltic. On June 26, 2007, the credit facility was amended and restated to provide for borrowings up to $10,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 26, 2010. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $3,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2007, the facility bore interest at 7.625%, which was the prime rate, plus .375%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2007, Hudson had in the aggregate $2,002,000 of borrowings outstanding and $1,064,000 available for borrowing under the revolving line of credit. In addition, the Company had $6,500,000 of borrowings outstanding under the A and B term loans with Keltic.

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

As a consequence of the shares purchased by the Company in the tender offer, and the shares purchased by the Company from the Fleming Funds, in 2007 the Company retired an aggregate of approximately 6,900,000 shares of its common stock and has increased its long-term debt by approximately $5,000,000. The retirement of those shares represents more than a 26% reduction in the number of outstanding shares of the Company when compared to the total outstanding shares prior to the tender offer and the purchases from the Fleming Funds.

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

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable, primarily CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers, and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act, may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants. To the extent the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

For the year ended December 31, 2007 one customer accounted for approximately 12% of the Company's revenues. For the year ended December 31, 2006, one customer accounted for approximately 10% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC and non CFC based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the "Interpretation"). The Interpretation significantly changes the previous guidance for establishing accruals for tax uncertainties. The Company adopted the Interpretation on January 1, 2007, which adoption did not have a material effect on either the results of operations or financial position of the Company.

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157,") "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

Item 7. Financial Statements

The financial statements appear in a separate section of this report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company's controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting in the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	44	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	46	President and Chief Operating Officer, Director
James R. Buscemi	54	Chief Financial Officer
Charles F. Harkins, Jr.	46	Vice President Sales
Stephen P. Mandracchia	48	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	61	Director
Dominic J. Monetta	66	Director
Otto C. Morch	74	Director

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

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO Seidman, LLP, the Company's independent registered public accounting firm.

James R. Buscemi has been Chief Financial Officer of the Company since December 2002 and served as Corporate Controller from June 1998 until December 2002. Prior to joining the Company, Mr. Buscemi held various financial positions within Avnet, Inc, including Chief Financial Officer of Avnet's electric motors and component part subsidiary, Brownell Electro, Inc.

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

Hudson has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of our executive officers and for the administration of Hudson's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Coleman, and Morch.

Hudson has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of Hudson. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an "independent" director as defined under the rules of NASDAQ. The Audit Committee does not have a member that qualifies as a "financial expert" under the federal securities laws. Each of the members of the Audit Committee has been active in the business community and has broad and diverse backgrounds, and financial experience. Two of the current members have served on Hudson's Audit Committee and have overseen the financial review by Hudson's independent auditors for nine (9) years. Hudson believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that Hudson does not need to install a "financial expert" on the Audit Committee.

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provides for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At Hudson's December 11, 2007, Annual Meeting of the Shareholders, Messrs. Abbatecola, Coleman and Morch were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2009. Messrs. Monetta and Zugibe are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent shareholders are required by SEC regulation to furnish Hudson with copies of all Section 16(a) forms they file.

Based solely on Hudson's review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2007, all filing requirements applicable to all officers directors and greater than 10% beneficial shareholders were complied with.

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to all directors, and employees, including Hudson's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. We will provide a copy of its code of ethics to any person without charge upon written request addressed to Hudson Technologies, Inc., One Blue Hill Plaza, PO Box 1541, Pearl River, New York 10965, Attention: Stephen P. Mandracchia.

Item 10. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2007 and whose total compensation during the year ended December 31, 2007 exceeded $100,000 (the "Named Executives").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensa-tion Earnings	All Other Compensa-tion ($)	Total ($)
Kevin J. Zugibe, Chairman, Chief Executive Officer (4)	2007 2006	$182,391 $178,073	$ -- $ --	$ -- $ --	$83,850 $39,383	$90,000 (2) $80,500 (3)	$ -- $ --	$ -- $5,600	$356,241 $303,556
Brian F. Coleman, President, Chief Operating officer	2007 2006	$161,506 $157,681	$ -- $ --	$ -- $ --	$77,400 $36,176	$80,000 (2) $65,500 (3)	$ -- $ --	$ -- $5,100	$318,906 $264,457
Charles F. Harkins, Jr., Vice President Sales	2007 2006	$150,834 $147,485	$ -- $ --	$ -- $ --	$64,500 $27,312	$79,000 (2) $74,000 (3)	$ -- $ --	$ -- $4,600	$294,334 $253,397

_____________________________

(1) We utilize the Black-Sholes method for valuing stock option awards (see Note 10 to the Notes to the Consolidated Financial Statements).

(2) Non-Equity Incentive Plan Compensation was earned in 2007 and will be paid during the first quarter of 2008.

(3) Non-Equity Incentive Plan Compensation was earned in 2006 and was paid during the first quarter of 2007.

(4) Mr. Zugibe did not receive any compensation for services as a director during the year ended December 31, 2007.

Narrative Disclosure to Summary Compensation Table

For the fiscal year 2007, each of the Named Executives received Non-Equity Incentive Plan Compensation that was paid out of a bonus pool established by our Board of Directors on December 29, 2006. The amount of the bonus pool was not initially established, but was based upon our benchmark for the fiscal year 2007 in excess of a pre-determined level for fiscal year 2007, with a maximum bonus pool of $350,000. On January 7, 2008, our Board of Directors increased the fiscal year 2007 cash bonus pool and approved the payment of Non-Equity Incentive Plan Compensation to the Named Executives. The amount of the Non-Equity Incentive Plan Compensation awarded to each Named Executive was determined in the discretion of our Board of Directors based upon our overall 2007 financial results as well as on the personal performance of the Named Executive during 2007.

For the fiscal year 2006, each of the Named Executives received Non-Equity Incentive Plan Compensation that was paid out of a bonus pool established by our Board of Directors on December 29, 2005. The amount of the bonus pool was not initially established, but was based upon our achieving earnings for the fiscal year 2006 in excess of a pre-determined level for fiscal year 2006, with a maximum bonus pool of $325,000. On December 29, 2006, our Board of Directors increased the fiscal year 2006 cash bonus pool and approved the payment of Non-Equity Incentive Plan Compensation to the Named Executives. The amount of the Non-Equity Incentive Plan Compensation awarded to each Named Executive was determined in the discretion of our Board of Directors based upon our overall 2006 financial results as well as on the personal performance of the Named Executives during 2006.

Employment and Other Agreements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which expires in October 2008 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $187,096 with such increases and bonuses as our board of directors may determine. The agreement provides, in the event of Mr. Zugibe's disability, for the continuation of at least 75% of Mr. Zugibe's salary for up to one hundred twenty days after the commencement of his disability. Mr. Zugibe is also entitled to take up to four weeks of vacation, excluding paid holidays.

As part of the agreement, Mr. Zugibe has agreed to certain covenants and restrictions, which include an agreement that Mr. Zugibe will not compete with us in specified geographic areas for a period of twenty-four months after his termination for any reason. In addition, as part of the agreement, Mr. Zugibe received a cash payment of $5,000 and received stock options to purchase 9,300 shares of our common stock at an exercise price of $1.02 per share. These options became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Zugibe's employment. The agreement also contains a number of termination provisions that are described in "Termination and Change of Control Arrangements" in this item. We are the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Brian F. Coleman. On October 10, 2006, we entered into an agreement with Brian F. Coleman, pursuant to which, Mr. Coleman has agreed to certain covenants and restrictions, which include an agreement that Mr. Coleman will not compete with us in specified geographic areas for a period of eighteen months after his termination for any reason. In addition, as part of the agreement, Mr. Coleman received a cash payment of $4,500 and received stock options to purchase 8,100 shares of our common stock at an exercise price of $1.02 per share. These options became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Coleman's employment. The agreement also provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also contains a number of termination provisions that are described in "Termination and Change of Control Arrangements" in this item.

Charles F. Harkins. On October 10, 2006, we entered into an agreement with Charles F. Harkins, pursuant to which, Mr. Harkins has agreed to certain covenants and restrictions, which include an agreement that Mr. Harkins will not compete with us in specified geographic areas for a period of eighteen months after his termination for any reason. In addition, as part of the agreement, Mr. Harkins received a cash payment of $4,100 and received stock options to purchase 7,900 shares of our common stock at an exercise price of $1.02 per share. These options became exercisable and vested immediately upon issuance and remain exercisable after termination of Mr. Harkins' employment. The agreement also provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also contains a number of termination provisions that are described in "Termination and Change of Control Arrangements" in this item.

Stock Option Grants

Kevin J. Zugibe. On November 20, 2007, pursuant to our 2004 Stock Incentive Plan, Mr. Zugibe was granted options to purchase 195,000 shares of common stock at an exercise price of $0.85 per share. These options expire on November 20, 2017 and became exercisable and vested immediately upon issuance.

Brian F. Coleman. On November 20, 2007, pursuant to our 2004 Stock Incentive Plan, Mr. Coleman was granted options to purchase 180,000 shares of common stock at an exercise price of $0.85 per share. These options expire on November 20, 2017 and became exercisable and vested immediately upon issuance.

Charles F. Harkins. On November 20, 2007, pursuant to our 2004 Stock Incentive Plan, Mr. Harkins was granted options to purchase 150,000 shares of common stock at an exercise price of $0.85 per share. These options expire on November 20, 2017 and became exercisable and vested immediately upon issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses the outstanding option awards held by the Named Executives as of December 31, 2007. No options were exercised by the Named Executives during the fiscal year ended December 31, 2007. No stock awards have been issued to the Named Executives.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer	25,000			$1.14	4/27/08
	87,500			$1.13	3/5/2014
	193,750			$1.15	3/31/2014
	18,750			$0.83	9/17/2014
	18,750			$0.95	10/1/2014
	93,750			$1.02	1/3/2015
	18,750			$0.87	4/1/2015
	18,750			$0.83	7/8/2015
	18,750			$2.15	9/30/2015
	123,750			$1.76	12/29/2015
	35,000			$1.40	3/31/2016
	9,300			$1.02	10/10/2016
	195,000			$0.85	11/20/2017

Brian F.Coleman, President, Chief Operating officer	25,300			$1.14	4/27/2008
	75,000			$1.13	3/5/2014
	18,750			$1.15	3/31/2014
	12,500			$0.83	9/17/2014
	12,500			$0.95	10/1/2014
	62,500			$1.02	1/3/2015
	12,500			$0.87	4/1/2015
	12,500			$0.83	7/8/2015
	12,500			$2.15	9/30/2015
	82,500			$1.76	12/29/2015
	32,500			$1.40	3/31/2016
	8,100			$1.02	10/10/2016
	180,000			$0.85	11/20/2017

Charles F. Harkins, Jr., Vice President Sales	13,114			$1.13	3/5/2014
	14,063			$1.15	3/31/2014
	9,375			$0.83	9/17/2014
	9,375			$0.95	10/1/2014
	46,875			$1.02	1/3/2015
	7,032			$0.87	4/1/2015
	8,204			$0.83	7/8/2015
	9,375			$2.15	9/30/2015
	61,875			$1.76	12/29/2015
	23,125			$1.40	3/31/2016
	7,900			$1.02	10/10/2016
	150,000			$0.85	11/20/2017

Termination and Change of Control Arrangements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which expires in October 2008 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, in the event of his involuntary separation from Hudson without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Zugibe will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of twenty-four months, and a lump sum payment equivalent to the highest bonus paid to Mr. Zugibe in the three years prior to his termination, pro-rated to the date of his termination.

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

Stock Option Plans

1994 Stock Option Plan

We adopted an Employee Stock Option Plan (the "1994 Plan") effective October 31, 1994 pursuant to which 725,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs could be granted under the 1994 Plan to our employees and officers. Non-qualified options could be granted to consultants, directors (whether or not they are employees), our employees or officers. Effective November 1, 2004, our ability to grant options under the 1994 Plan expired.

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

As of December 31, 2007, we had options outstanding to purchase 59,364 shares of our common stock under the 1994 Plan.

1997 Stock Option Plan

We adopted the 1997 Stock Option Plan (the "1997 Plan") effective June 11, 1997 pursuant to which 2,000,000 shares of our Common Stock were reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs could be granted under the 1997 Plan to our employees and officers. Non-qualified options could be granted to consultants, directors (whether or not they are employees), our employees or officers. Stock appreciation rights could also be issued in tandem with stock options. Effective June 11, 2007 our ability to grant options under the 1997 Plan expired.

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

As of December 31, 2007, we had options outstanding to purchase 1,033,010 shares of our common stock under the 1997 Plan.

2004 Stock Incentive Plan

We have adopted the 2004 Stock Incentive Plan (the "2004 Plan"), pursuant to which 2,500,000 shares of our common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs, under the Code or (ii) non-qualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of Hudson. Non-qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of Hudson. Stock appreciation rights may also be issued in tandem with stock options.

The 2004 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by our Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 2004 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2004 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

Options granted under the 2004 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of ISO's granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2004 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2004 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2004 Plan are not transferable during an grantee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2007, we had options outstanding to purchase 1,917,269 shares of common stock and 580,000 shares reserved for future issuances under the 2004 plan.

Director Compensation

Non-employee directors receive an annual fee of $7,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The chairman of the Audit Committee of our Board receives additional compensation of $2,000 per year, and each independent member of our Audit Committee (excluding the Chairman) receives additional compensation of $1,000 per year. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2007. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash (4)	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vincent P. Abbatecola (2)	$9,000	$ --	$17,000	$ --	$ --	$ --	$26,000
Robert L. Burr (3)	$ --	$ --	$ --	$ --	$ --	$ --	$ --
Dominic J. Monetta (2)	$8,000	$ --	$17,000	$ --	$ --	$ --	$25,000
Otto C. Morch (2)	$8,000	$ --	$17,000	$ --	$ --	$ --	$25,000

__________________________

  We utilize the Black-Sholes method for valuing stock option awards (see Note 10 to the Notes to the Consolidated Financial Statements).
  As of December 31, 2007, Mr. Abbatecola, Mr. Monetta and Mr. Morch each have options to purchase 67,500 shares of common stock outstanding.
  Mr. Robert L. Burr served as director of our company until our annual meeting of stockholders held in December 2007. Mr. Burr did not receive compensation from us for serving as a member of our Board during 2007.
  Excludes compensation for Board and committee participation earned in 2006 and paid in 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 3, 2008 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson's common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson's outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Kevin J. Zugibe	7,552,460 (2)	37.90%
Common Stock	Brian F. Coleman	872,176 (3)	4.45%
Common Stock	Charles F. Harkins	360,313 (4)	1.85%
Common Stock	Vincent P. Abbatecola	83,500 (5)	*
Common Stock	Dominic J. Monetta	117,600 (5)	*
Common Stock	Otto C. Morch	72,509 (5)	*
Common Stock	All directors and executive officers as a group (Eight Persons)	12,173,563 (6)	56.28%

* = Less than 1%

_______

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 3, 2008. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 3, 2008 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

(2) Includes (i) 25,000 shares which may be purchased at $1.14 per share; (ii) 87,500 shares which may be purchased at $1.13 per share; (iii) 193,750 shares which may be purchased at $1.15 per share; (iv) 37,500 shares which may be purchased at $.83 per share; (v) 18,750 shares which may be purchased at $.95 per share; (vi) 93,750 shares which may be purchased at $1.02 per share; (vii) 18,750 shares which may be purchased at $.87 per share; (viii) 18,750 shares which may be purchased at $2.15 per share; (ix) 123,750 shares which may be purchased at $1.76 per share; (x) 35,000 shares which may be purchased at $1.40 per share; (xi) 9,300 shares which may be purchased at $1.02 per share and (xii) 195,000 shares that may be purchased at $0.85 per share under immediately exercisable options.

(3) Includes (i) 25,300 shares which may be purchased at $1.14 per share; (ii) 75,000 shares which may be purchased at $1.13 per share; (iii) 18,750 shares which may be purchased at $1.15 per share; (iv) 25,000 shares which may be purchased at $.83 per share; (v) 12,500 shares which may be purchased at $.95 per share; (vi) 62,500 shares which may be purchased at $1.02 per share; (vii) 12,500 shares which may be purchased at $.87 per share; (viii) 12,500 shares which may be purchased at $2.15 per share; (ix) 82,500 shares which may be purchased at $1.76 per share; (x) 32,500 shares which may be purchased at $1.40 per share; (xi) 8,100 shares which may be purchased at $1.02 per share: and (xii) 180,000 shares which may be purchased at $.85 per share under immediately exercisable options. Also includes 1,926 common stock purchase warrants with an exercise price of $.87 per share.

(4) Includes (i) 13,114 shares which may be purchased at $1.13 per share; (ii) 14,063 shares which may be purchased at $1.15 per share; (iii) 17,579 shares which may be purchased at $.83 per share; (iv) 9,375 shares which may be purchased at $.95 per share; (v) 46,875 shares which may be purchased at $1.02 per share; (vi) 7,032 shares which may be purchased at $.87 per share; (vii) 9,375 shares which may be purchased at $2.15 per share; (viii) 61,875 shares which may be purchased at $1.76 per share; (viii) 23,125 shares which may be purchased at $1.40 per share; (x) 7,900 shares which may be purchased at $1.02; and (xi) 150,000 which may be purchased at $.85 per share under immediately exercisable options.

(5) Includes (i) 5,000 shares, which may be purchased at $1.13 per share; (ii) 10,000 shares, which may be purchased at $0.95 per share; (iii) 10,000 shares, which may be purchased at $.94 per share; (iv) 2,500 shares, which may be purchased at $1.12 per share; and (v) 40,000 which may be purchased at $.85 per share under immediately exercisable options.

(6) Includes exercisable options to purchase 2,551,508 shares of common stock, and common stock purchase warrants to purchase 8,346 shares of common stock, owned by the directors and officers as a group.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson's equity compensation plans as of December 31, 2007.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	3,173,000	$1.14	580,000

Equity compensation plans not approved by security holders:	- -	N/A	- -

Total	3,173,000	$1.14	580,000

Item 12. Certain Relationships and Related Transactions, and Director Independence

On June 28, 2007, we purchased and retired approximately 5,700,000 shares of our common stock from the Fleming Funds at a purchase price of $0.65 per share, for total consideration of approximately $3,700,000. Additionally, certain members of our management, in separate private transactions, purchased approximately 9,200,000 shares of our common stock from the Fleming Funds at a purchase price of $0.65 per share, for a total consideration of approximately $6,000,000. Of the total shares purchased by our management, Kevin J. Zugibe purchased 6,461,500, shares, Stephen P Mandracchia purchased 2,000,000 shares, Brian F. Coleman purchased 323,100 shares and James R. Buscemi purchased 292,300 shares. The shares purchased by management are unregistered shares and management did not receive registration rights in connection with their purchase of their shares.

On June 29, 2007, we commenced a tender offer to all of our common shareholders to purchase and retire up to approximately 1,200,000 shares of our common stock at a purchase price of $1.12 per share. Upon completion of the tender offer, a total of approximately 55,000 shares of our common stock, at an aggregate purchase price of approximately $62,000, were tendered to and accepted for purchase by us, all of which were retired. On September 25, 2007, we utilized the unused tender offer funds to purchase and retire approximately 1,100,000 shares of our common stock from the Fleming Funds at a price of $1.12 per share, for a total consideration of approximately $1,200,000.

Our board of Directors is comprised of five members, of which three directors are independent as defined under NASDAQ marketplace rules. The independent members of the Board are Messrs. Abbatecola, Monetta and Morch. Messrs. Coleman and Zugibe are not independent as defined under NASDAQ marketplace rules.

The independent members of our Board of Directors determine the compensation of our executive officers. The Board of Directors has established a Compensation/Stock Option Committee, which is responsible for recommending to the independent directors the compensation of our executive officers and for the administration of our employee benefit plans. The members of such committee are Messrs. Abbatecola, Coleman and Morch.

In September 2007, the Board established a Nominating Committee consisting of Messrs. Abbatecola, Monetta and Zugibe, and which was responsible for recommending to the independent directors nominees for election to the Board of the annual meeting of shareholders held on December 11, 2007. Nominations to the Board are made by vote of the independent directors of the Board.

The members of our Audit Committee of our Board of Directors are Messrs. Abbatecola, Monetta, and Morch, all of whom are independent as defined under NASDAQ marketplace rules.

Item 13. Exhibits

3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (13)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common Stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (7)
10.6	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.7	Form of Non-Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (7)
10.8	2004 Stock Incentive Plan. *
10.9	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (8)
10.10	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (8)
10.11	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (8)
10.12	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (9)
10.13	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (9)
10.14	Amended and Restated Employment Agreement with Kevin J. Zugibe (12). *
10.15	Agreement with Brian F. Coleman (12). *
10.16	Agreement with James R. Buscemi (12). *
10.17	Agreement with Charles F. Harkins (12). *
10.18	Agreement with Stephen P. Mandracchia (12). *
10.19	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (14)
10.20	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (14)
10.21	Amended and Restated Revolving Note, dated June 26, 2007. (14)
10.22	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (14)
10.23	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (14)
10.24	Stock Purchase Agreement between Hudson Technologies, Inc. and Fleming Funds, dated June 28, 2007. (14)
10.25	Stock Purchase Agreement between Kevin J. Zugibe and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (14)
10.26	Stock Purchase Agreement between Stephen P. Mandracchia and Fleming, U.S. Discovery Fund III, L.P., dated June 28, 2007. (14)
10.27	Stock Purchase Agreement between Brian F. Coleman and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (14)
10.28	Stock Purchase Agreement between James R. Buscemi and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (14)
10.29	Stock Purchase Agreement between Hudson Technologies, Inc., Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. dated September 25, 2007. (15)
14	Code of Business Conduct and Ethics. (10)
21	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended September 30, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2004.
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the quarter ended June 30, 2005
(10)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, dated December 13, 2005, and filed May 31, 2005.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Report of Form 8-K, dated March 8, 2006, and filed March 14, 2006.
(12)	Incorporated by reference to comparable exhibit filed with the Company's Report on Form 8-K, dated October 10, 2006, and filed October 12, 2006.
(13)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the quarter ended September 30, 2007.
(14)	Incorporated by reference to the comparable exhibit filed with the Company's Form TO filed June 29, 2007.
(15)	Incorporated by reference to the comparable exhibit file to the Company's Form 8-K filed September 25, 2007.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, the review of the financial statements included in the Company's Forms 10-KSB for 2007 and 2006 totaled $139,500 and $130,000, respectively.

Audit-Related Fees. In 2007, the aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements was $13,000. In 2006, the aggregate fees billed by BDO Seidman, LLP for professional services rendered for assurance and related services that are reasonable related to the performance of the audit or review of the Company's financial statements totaled $13,000.

Tax Fees. In 2007, and 2006 the aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice totaled $11,000 and $8,000, respectively.

All Other Fees: In 2007 and 2006, the Company did not utilize BDO Seidman, LLP for products and services, other than the services described in the paragraphs caption "Audit Fees", "Audit Related Fees" and "Tax Fees."

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2007. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.
By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 12, 2008
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 12, 2008
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 12, 2008
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 12, 2008
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 12, 2008
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 12, 2008
Otto C. Morch

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	31
Audited Consolidated Financial Statements:
• Consolidated Balance Sheet	32
• Consolidated Statements of Operations	33
• Consolidated Statements of Stockholders' Equity	34
• Consolidated Statements of Cash Flows	35
• Notes to the Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheet of Hudson Technologies, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(r).

/s/ BDO Seidman, LLP

Valhalla, New York

March 7, 2008

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheet

(Amounts in thousands, except for share and par value amounts)

December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$ 283
Trade accounts receivable - net	1,746
Inventories	12,602
Prepaid expenses and other current assets	242
Total current assets	14,873

Property, plant and equipment, less accumulated depreciation and amortization	2,881
Other assets	46
Deferred tax asset	1,520
Intangible assets, less accumulated amortization	66
Total Assets	$19,386
========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,568
Accrued payroll	638
Short-term debt and current maturities of long-term debt	3,124
Total current liabilities	7,330
Long-term debt, less current maturities	6,493
Total Liabilities	13,823

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 19,072,264	191
Additional paid-in capital	35,349
Accumulated deficit	(29,977)
Total Stockholders' Equity	5,563

Total Liabilities and Stockholders' Equity	$19,386
=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the year ended December 31,
	2007	2006

Revenues	$26,894	$23,451
Cost of sales	20,041	16,612
Gross Profit	6,853	6,839

Operating expenses:
Selling and marketing	1,514	1,446
General and administrative, includes $511 and $289 for share-based payment arrangements	3,355	3,211
Compensation expense for stock purchases	4,338	--
Total operating expenses	9,207	4,657

Operating income (loss)	(2,354)	2,182

Other income (expense):
Interest expense	(768)	(345)
Other income	22	38
Total other income (expense)	(746)	(307)

Income (loss) before income taxes	(3,100)	1,875

Income tax benefit	(1,139)	(233)

Net income (loss)	($1,961)	$ 2,108
	========	========

Net income (loss) per common share - basic and diluted	($ 0.09)	$ 0.08
	========	========
Weighted average number of shares outstanding - basic	22,214,197	25,903,252
	=============	=============
Weighted average number of shares outstanding - diluted	22,214,197	26,263,298
	=============	=============

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2005	25,892,974	$259	$35,455	($30,124)	$5,590

Issuance of common stock upon exercise of stock options	22,490	--	21	--	21

Value of share- based arrangements	--	--	289	--	289

Net income	--	--	--	2,108	2,108

Balance at December 31, 2006	25,915,464	259	35,765	(28,016)	8,008

Issuance of common stock upon exercise of stock options	5,000	--	4	--	4

Value of share- based arrangements	--	--	511	--	511

Purchase of common stock	(6,848,200)	(68)	(5,269)	--	(5,337)

Compensation expense for stock purchases	--	--	4,338	--	4,338

Net loss	--	--	--	(1,961)	(1,961)

Balance at December 31, 2007	19,072,264	$ 191	$35,349	($29,977)	$5,563
	==========	=====	=======	========	======
See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the year ended December 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	($1,961)	$2,108
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	561	565
Allowance for doubtful accounts	(65)	--
Value of share-based payment arrangements	511	289
Deferred tax benefit	(1,268)	(252)
Compensation for stock purchases	4,338	--
Changes in assets and liabilities:
Trade accounts receivable	(450)	598
Inventories	(209)	(6,248)
Prepaid expenses and other current assets	(83)	8
Other assets	(13)	28
Accounts payable and accrued expenses	(979)	1,697
Cash provided (used) by operating activities	382	(1,207)

Cash flows from investing activities:
Additions to patents	(14)	(15)
Additions to property, plant, and equipment	(432)	(454)
Cash used by investing activities	(446)	(469)

Cash flows from financing activities:
Purchase of common stock - net	(5,337)	--
Proceeds from issuance of common stock - net	4	21
Proceeds (repayment) of short-term debt - net	(1,043)	1,998
Proceeds from long-term debt	7,000	--
Repayment of long-term debt	(870)	(384)
Cash provided (used) by financing activities	(246)	1,635

Decrease in cash and cash equivalents	(310)	(41)
Cash and cash equivalents at beginning of period	593	634
Cash and cash equivalents at end of period	$ 283	$ 593
	======	=======
___________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 768	$ 345
Cash paid for income taxes	$ 35	$ 23
Supplemental schedule of non-cash investing
and financing activities:
Debt issued in connection with purchase of equipment	$ 37	$ 296

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., ("Hudson or the "Company") incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chiller Chemistry®, Chill Smart®, Fluid Chemistry™, and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company.

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2007, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2007.

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

For the year ended December 31, 2007, one customer accounted for approximately 12% of the Company's revenues. For the year ended December 31, 2006, one customer accounted for approximately 10% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Year Ended December 31,	2007	2006
(in thousands)
Refrigerant and reclamation sales	$22,948	$18,855
RefrigerantSide® Services	3,946	4,596
Total	$26,894	$23,451
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company has assessed the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and accordingly has adjusted its valuation allowance for this asset. Consequently, during the year ended December 31, 2007, the Company has recognized an increase in its deferred tax assets of approximately $1,268,000 and as of December 31, 2007, the total deferred tax asset is $1,520,000. Certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes. Moreover, while the Company is not expected to incur federal income taxes due to the NOL's, it's expected that the Company will be subject to the federal alternative minimum tax. As a result of an internal revenue audit, the 2006 and prior tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2007, the various states statue of limitations remain open for tax years subsequent to 2003.

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

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the years ended December 31, 2007 and 2006, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share was none and 3,173,000, and 1,510,450, and 940,050 respectively. In 2007 and 2006, the effect on net income (loss) per share of equivalent shares was not dilutive.

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the "Interpretation"). The Interpretation significantly changes the previous guidance for establishing accruals for tax uncertainties. The Company adopted the Interpretation on January 1, 2007, which adoption did not have a material effect on either the results of operation or financial position of the Company.

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157"), "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company's results of operations or its financial position.

Note 2 - Other income

For the year ended December 31, 2007 and 2006 other income consisted of interest income of $22,000 and $38,000 respectively.

Note 3 - Income taxes

During the year ended December 31, 2007 and 2006, the Company was subject to federal minimum tax and state income taxes for the states that allow or limit NOL's of $129,000 and $19,000 respectively. For the year ended December 31, 2007 and 2006, the Company recognized a tax benefit of $1,268,000 and $252,000, respectively, related to its deferred tax assets.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2007	2006
(in percents)

Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	2%	2%
- Non-Statutory federal and state taxes	(4%)	1%
- Permanent difference for compensation expense	(50%)	5%
- Decrease in valuation allowance	55%	(54%)
Total	37%	(12%)
	=====	=====

As of December 31, 2007, the Company had NOL's of approximately $24,000,000 expiring 2008 through 2023. The Company's NOL's are subject to an annual limitation of $1,300,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2007
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ 86
- Reserves for doubtful accounts	99
- Inventory reserve	42
- NOL	8,570
Subtotal	8,797
- Valuation allowance	(7,277)
Total	$ 1,520
========

Note 4 - Trade accounts receivable - net

At December 31, 2007, trade accounts receivable are net of reserves for doubtful accounts of $276,000.

Note 5- Inventories

Inventories consist of the following:

December 31,	2007
(in thousands)
Refrigerant and cylinders	$ 3,384
Packaged refrigerants	9,218
Total	$12,602
======

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2007	Estimated Lives
(in thousands)
Property, plant, & equipment
- Land	$ 228
- Buildings	830	39 years
- Building improvements	697	39 years
- Equipment	6,407	3-10 years
- Equipment under capital lease	124	7 years
- Vehicles	1,046	5 years
- Lab equipment and computers	565	3-5 years
- Furniture & fixtures	123	7-8 years
- Leasehold improvements	37	3 years
- Equipment under construction	40
Subtotal	10,097
Accumulated depreciation & amortization	7,216
Total	$2,881
	=====

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2007
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$2,002
- Long-term debt: current	1,122
Subtotal	3,124
Long-term debt:
- Building mortgage	846
- Capital lease obligations	17
- Bank term loan	6,500
- Vehicle Loans	252
- Less: current maturities	(1,122)
Subtotal	6,493
Total short-term & long-term debt	$9,617
=======

Bank credit line and term loan

On May 30, 2003, Hudson entered into a credit facility with Keltic Financial Partners, LLP ("Keltic"). On June 26, 2007, the credit facility was amended and restated to provide for borrowings up to $10,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 26, 2010. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $3,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2007, the facility bore interest at 7.625% of which was the prime rate, plus .375%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2007, Hudson had in the aggregate $2,002,000 of borrowings outstanding and $1,064,000 available for borrowing under the revolving line of credit. In addition, the Company had $6,500,000 of borrowings outstanding under the A and B term loans with Keltic.

Building Mortgage

In May 2005, the Company purchased the Champaign, Illinois facility for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%. As of December 31, 2007, the Company has approximately $846,000 outstanding under the loan.

Vehicle Loans

During 2006, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's RefrigerantSide® Services. The loans are payable in 60 monthly payments through August 2012 and bear interest from 2% to 9.5%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2008	$1,122
- 2009	1,126
- 2010	1,129
- 2011	1,088
- 2012	1,650
Thereafter	1,500
Total	$7,615
======

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $54,000 under leases, which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2008	$13
- 2009	5
18
Less Interest Expense	(1)
Total	$17
====

Note 8 - Stockholders' equity

On December 19, 2003, the Company issued an aggregate of 163,357 warrants to the holders of then outstanding notes, which warrants expire on December 19, 2008. The exercise prices for 79,266 and 84,091 of these warrants are $1.21 and $0.87 per share, respectively. As of December 31, 2007, 163,357 of these warrants are outstanding.

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

As a consequence of the shares purchased by the Company in the tender offer, and the shares purchased by the Company from the Fleming Funds, the Company retired an aggregate of approximately 6,900,000 shares of its common stock and has increased its long-term debt by approximately $5,000,000. The retirement of those shares represents more than a 26% reduction in the number of outstanding shares of the Company when compared to the total outstanding shares prior to the tender offer and the purchases from the Fleming Funds.

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

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 31, 2011.

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$ 25,000	Month to Month
Baton Rouge, Louisiana	$ 27,000	10/2008
Charlotte, North Carolina	$ 64,000	11/2009
Orangeburg, New York	$172,000	6/2011
Pearl River, New York	$ 85,000	2/2013
Pottsboro, Texas	$ 18,000	8/2008
Hampstead, New Hampshire	$ 19,000	8/2010

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2007 and 2006 totaled approximately $404,000 and $397,000, respectively. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2008	$ 420
- 2009	354
- 2010	290
- 2011	123
- 2012	41
Thereafter	42
Total	$1,270
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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2007, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through March 31, 2010. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the years ended December 31, 2007 and 2006, the Company incurred $9,000 and $47,000, respectively, in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

Note 10 - Share-Based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the year ended December 31, 2007 and 2006, the share-based compensation expense of $511,000 and $289,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"), described below. The Board of Directors administers the Plans. As of December 31, 2007, the Plans authorized the issuance of stock options to purchase 2,500,000 shares of the Company's Common Stock and, as of December 31, 2007 there were 580,000 shares of the Company's Common Stock available for issuance for future stock option grants.

Stock options are awards, which allow the recipient to purchase shares of the Company's Common Stock at a fixed price, are typically granted at an exercise price equal to the Company's stock price at the date of grant. Typically, the Company's stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

During the years ended December 31, 2007 and 2006, the Company issued 970,000 and 206,700 stock options, respectively, and the fair value of these awards was $417,000 and $182,000. At December 31, 2007, there was no unrecognized compensation cost related to non-vested previously granted option awards.

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

Years ended December 31,	2007	2006
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	3.50%	4.00%
Expected volatility	55%	60%
Expected lives	5 years	6 years

A summary of the status of the Company's 1994, 1997 and 2004 Plans as of December 31, 2007 and 2006 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,504,285	$1.65
Granted	206,700	$1.08
Forfeited	(401,352)	$2.52
Exercised	(22,490)	$0.91
Outstanding at December 31, 2006	2,287,143	$1.47
Granted	970,000	$0.85
Forfeited	(242,500)	$3.07
Exercised	(5,000)	$0.85
Outstanding at December 31, 2007	3,009,643	$1.15
	=========

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2007 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,009,643	7.7 years	$1.15
Options vested	2,989,643	7.7 years	$1.15

The following is the intrinsic value at December 31, 2007 of:

Options outstanding	$146,000
Options vested	$ 3,000
Options exercised	$ 4,000

The intrinsic value of options exercised during the 2006 period was $11,000

The following is the weighted average fair value for the year ended December 31, 2007 of:

Options granted	$0.85
Options vested	$1.27