Form 10-Q
period 2008-04-30
HUDSON TECHNOLOGIES INC /NY
filed 2008-05-06
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

_____________________

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3641539 (I.R.S. Employer Identification No.)

P.O. Box 1541
One Blue Hill Plaza Pearl River, New York (Address of principal executive offices)	10965 (Zip Code)

Registrant's telephone number, including area code	(845) 735-6000

(Former name, former address, and former fiscal year, if changed since last report)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer	[ ]	Non-accelerated filer (do not check if a smaller reporting company)	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X] .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	19,112,564 shares
Class	Outstanding at April 30, 2008

Hudson Technologies, Inc.

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 796	$ 283
Trade accounts receivable - net of allowance for doubtful
accounts of $299 and $276	5,660	1,746
Inventories	13,653	12,602
Prepaid expenses and other current assets	345	242
Total current assets	20,454	14,873

Property, plant and equipment, less accumulated depreciation and amortization	2,855	2,881
Other assets	50	46
Deferred tax assets	1,520	1,520
Intangible assets, less accumulated amortization	63	66
Total Assets	$24,942	$19,386
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 5,573	$ 3,568
Accrued payroll	976	638
Short-term debt and current maturities of long-term debt	4,867	3,124
Total current liabilities	11,416	7,330
Long-term debt, less current maturities	6,212	6,493
Total Liabilities	17,628	13,823

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000:
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 19,072,264	191	191
Additional paid-in capital	35,349	35,349
Accumulated deficit	(28,226)	(29,977)
Total Stockholders' Equity	7,314	5,563

Total Liabilities and Stockholders' Equity	$24,942	$19,386
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2008	2007

Revenues	$11,366	$8,117
Cost of sales	7,770	6,559
Gross Profit	3,596	1,558

Operating expenses:
Selling and marketing	551	408
General and administrative	989	737
Total operating expenses	1,540	1,145

Operating income	2,056	413

Other income (expense):
Interest expense	(254)	(139)
Interest income	1	9
Total other income (expense)	(253)	(130)

Income before taxes	1,803	283

Income taxes	52	- -

Net income	$1,751	$ 283
	=========	=========

________________________

Net income per common share - basic and diluted	$ 0.09	$ 0.01
	========	========
Weighted average number of shares
outstanding - Basic	19,072,264	25,915,464
	===========	===========

Weighted average number of shares
outstanding - Diluted	19,521,362	26,071,659
	===========	===========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period
	ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,751	$ 283
Adjustments to reconcile net income
to cash used by operating activities:
Depreciation and amortization	130	132
Allowance for doubtful accounts	30	15
Issuance of stock options for services	--	29
Changes in assets and liabilities:
Trade accounts receivable	(3,944)	(1,666)
Inventories	(1,051)	2,250
Prepaid expenses and other current assets	(103)	40
Other assets	(4)	(191)
Accounts payable and accrued expenses	2,343	(1,231)
Cash used by operating activities	(848)	(339)

Cash flows from investing activities:
Additions to patents	(4)	(3)
Additions to property, plant, and equipment	(97)	(87)
Cash used by investing activities	(101)	(90)

Cash flows from financing activities:
Proceeds from short-term debt - net	1,744	2,285
Repayment of long-term debt	(282)	(2,045)
Cash provided by financing activities	1,462	240

Increase (decrease) in cash and cash equivalents	513	(189)
Cash and cash equivalents at beginning of period	283	593
Cash and cash equivalents at end of period	$ 796	$ 404
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 247	$ 139
Cash paid for income taxes	$ 139	$ 15

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1- Summary of significant accounting policies

Business

Hudson Technologies, Inc., ("Hudson" or the "Company") incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services includes predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chill Smart™, Chiller Chemistry™, Fluid Chemistry ™, and Performance Optimatization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2008, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2007 and March 31, 2008.

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

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information. The carrying value of the Company's accounts receivable is reduced by the established allowance for doubtful accounts. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining accounts receivable balances. The Company adjusts its general or specific reserves based on factors that affect the collectability of the accounts receivable balances.

For the three month period ended March 31, 2008, one customer accounted for approximately 14% of the Company's revenues. For the three month period ended March 31, 2007, one customer accounted for approximately 39% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31,	2008	2007
(in thousands, unaudited)
Refrigerant and reclamation sales	$10,701	$7,365
RefrigerantSide® Services	665	752
Total	$11,366	$8,117
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company has assessed the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and accordingly has adjusted its valuation allowance for this asset. As of March 31, 2008, the total deferred tax asset is $1,520,000. Certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes. While the Company is not expected to pay federal income taxes until its NOL's are fully utilized, it is expected that the Company will be subject to the federal alternative minimum tax. As a result of an Internal Revenue Service audit, the 2006 and prior tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2008, the various states statue of limitations remain open for tax years subsequent to 2003.

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

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the three month period ended March 31, 2008 and 2007, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share was 1,436,256 and 1,906,744 and 1,397,483 and 1,044,217. For the three month period ended March, 31, 2008 and 2007, the effect on net income per share of equivalent shares was not dilutive.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 157 ("SFAS No. 157"), "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

Note 2- Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2008 and 2007, the share-based compensation expense of none and $29,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"), described below. The Board of Directors administers the Plans. As of March 31, 2008, the Plans authorized the issuance of stock options to purchase 2,500,000 shares of the Company's Common Stock and, as of March 31, 2008 there were 400,000 shares of the Company's Common Stock available for issuance for future stock option grants.

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

During the three month period ended March 31, 2008 and 2007, the Company issued stock options of 180,000 and none, respectively, and the fair value of these awards was $96,000 and none, respectively. At March 31, 2008, there was $96,000 of unrecognized compensation cost related to non-vested previously granted option awards.

Effective October 31, 1994, the Company adopted an Employee Stock Option Plan ("1994 Plan") pursuant to which 725,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, ("Code") or (ii) nonqualified options. ISOs could have been granted under the 1994 Plan to employees and officers of the Company. Non-qualified options could have been granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Effective November 1, 2004, the Company's ability to grant options under the 1994 Plan expired.

Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan, which was amended on August 19, 1999, ("1997 Plan") pursuant to which 2,000,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs could have been granted under the 1997 Plan to employees and officers of the Company. Non-qualified options could have been granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also have been issued in tandem with stock options. Effective September 11, 2007, the Company's ability to grant options or stock appreciation rights under the 1997 Plan expired.

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

Three Month Period ended March 31,	2008	2007
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	2.9%	3.5%
Expected volatility	55%	55%
Expected lives	5 years	5 years

A summary of the status of the Company's 1994, 1997 and 2004 Plans as of December 31, 2007 and March 31, 2008 and changes for the periods ending on those dates is presented below:
Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,287,143	$1.47
Granted	970,000	$0.85
Forfeited	(242,500)	$3.07
Exercised	(5,000)	$0.85
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	180,000	$1.15
Forfeited	(10,000)	$0.85
Outstanding at March 31, 2008	3,179,643	$1.15
	==========

The following is the weighted average contractual life in years and the weighted average exercise price as of March 31, 2008 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,179,643	6.8 years	$1.15
Options vested	2,999,643	7.2 years	$1.15

The following is the intrinsic value as of March 31, 2008 of:
Options outstanding	$1,226,000
Options vested	$ 1,000
Options exercised	$ 0

The intrinsic value of options exercised during the year ended December 31, 2007 period was $4,000

The following is the weighted average fair value for the three month period ended March 31, 2008 of:
Options granted	$1.15
Options vested	$1.40

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

As a consequence of the shares purchased by the Company in the tender offer, and the shares purchased by the Company from the Fleming Funds, the Company retired an aggregate of approximately 6,900,000 shares of its common stock and increased its long-term debt by approximately $5,000,000. The retirement of those shares represents more than a 26% reduction in the number of outstanding shares of the Company's common stock when compared to the total outstanding shares prior to the tender offer and the purchases from the Fleming Funds.

The sale on June 28, 2007, by the Fleming Funds to certain members of the Company's management of approximately 9,200,000 shares at a purchase price of $0.65 per share required the Company to incur a non-cash, non-recurring compensation expense and a corresponding increase to additional paid-in capital of approximately $4,338,000, both of which were recognized in the quarter ended June 30, 2007,which represents the difference between the market value of the Company's common stock on June 28, 2007 and the purchase price of the common stock. The Company's net worth was unaffected by the $4,338,000 non-cash, non-recurring charge.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its NOL's and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

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

Results of Operations

Three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007

Revenues for the three month period ended March 31, 2008 were $11,366,000 an increase of $3,249,000 or 40% from the $8,117,000 reported during the comparable 2007 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $3,336,000 partially offset by a decrease in RefrigerantSide® Services revenues of $87,000. The increase in refrigerant revenues is primarily related to an increase in the sales price of certain refrigerants sold. The decrease in RefrigerantSide® Services was primarily attributable to a reduction in the number of jobs completed when compared to the same period of 2007.

Cost of sales for the three month period ended March 31, 2008 was $7,770,000, an increase of $1,211,000 or 18% from the $6,559,000 reported during the comparable 2007 period. The increase in cost of sales was primarily due to an increase in cost of certain refrigerants sold. As a percentage of sales, cost of sales was 68% of revenues for 2008, a decrease from the 81% reported for the comparable 2007 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants sold when compared to the same period of 2007.

Operating expenses for the three month period ended March 31, 2008 were $1,540,000 an increase of $395,000 from the $1,145,000 reported during the comparable 2007 period. The increase in operating expenses was primarily related to an increase in payroll expense when compared to the same period in 2007.

Other income (expense) for the three month period ended March 31, 2008 was ($253,000), compared to the ($130,000) reported during the comparable 2007 period. Other income (expense) includes interest expense of $254,000 and $139,000 for the comparable 2008 and 2007 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense for the three month period ended March 31, 2008 and 2007 were $52,000 and none respectively. For 2008 the income tax $52,000 was for federal alternative minimum tax and for states that either do not allow or limit the usage of NOL's. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations and the Company expects to continue to incur certain state and federal alternative minimum taxes for the foreseeable future.

Net income for the three month period ended March 31, 2008 was $1,751,000 an increase of $1,468,000 from the $283,000 net income reported during the comparable 2007 period. The increase in net income was primarily due to an increase in gross profit from an increase in refrigerant revenues partially offset by an increase in payroll expense in 2008 when compared to the same period in 2007.

Liquidity and Capital Resources

At March 31, 2008, the Company had working capital, which represents current assets less current liabilities, of $9,038,000 an increase of $1,495,000 from the working capital of $7,543,000 at December 31, 2007. The increase in working capital is primarily attributable to net income during the period.

Inventory and trade receivables are principal components of current assets. At March 31, 2008, the Company had inventories of $13,653,000, an increase of $1,051,000 or 8% from the $12,602,000 at December 31, 2007. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants. At March 31, 2008, the Company had trade receivables, net of allowance for doubtful accounts of $5,660,000 an increase of $3,914,000 from the $1,746,000 at December 31, 2007. The

Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the three month period ended March 31, 2008, was $848,000 compared with net cash used by operating activities of $339,000 for the comparable 2007 period. Net cash used by operating activities for the 2008 period was primarily attributable to net income of $1,751,000 and an increase in payables of $2,343,000 offset by increases in accounts receivable and inventory of $3,944,000 and 1,051,000, respectively.

Net cash used by investing activities for the three month period ended March 31, 2008, was $101,000 compared with net cash used by investing activities of $90,000 for the prior comparable 2007 period. The net cash used by investing activities for the 2008 period was primarily related to investment in general purpose equipment.

Net cash provided by financing activities for the three month period ended March 31, 2008, was $1,462,000 compared with net cash provided by financing activities of $240,000 for the comparable 2007 period. The net cash provided by financing activities for the 2008 period was due to borrowings under its revolving line of credit, offset by repayments of long term debt.

At March 31, 2008, the Company had cash and cash equivalents of $796,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2008 will be approximately $600,000.

On June 26, 2007, Hudson amended and restated its credit facility with Keltic Financial Partners, LLP ("Keltic") to provide for borrowings up to $10,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 26, 2010. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $3,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 50% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2008, the facility bore interest at 6.5%, which was the prime rate, plus 0.375%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2008, Hudson had in the aggregate $3,746,000 of borrowings outstanding and $1,816,000 available for borrowing under the revolving line of credit. In addition, the Company had $6,250,000 of borrowings outstanding under the A and B term loans with Keltic.

On April 17, 2008, the Company amended its credit facility with Keltic. The amendment provided for (i) an increase in the facility to $15,000,000, (ii) an extension of the termination date to June 20, 2011; and (iii) an increase in the interest rate to the greater of 6.5% or prime plus 0.875%. For purposes of the amendment, Keltic secured the participation of Bridge Healthcare Finance, LLC ("Bridge") as an additional lender under the amended facility. In connection with the amendment, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share.

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

For the three month period ended March 31, 2008 one customer accounted for approximately 14% of the Company's revenues. For the three month period ended March 31, 2007 one customer accounted for approximately 39% of the Company's revenues.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157,") "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T-Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company's controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2007.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 6, 2008
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 6, 2008
	James R. Buscemi	Date
Chief Financial Officer