Form 10-Q
period 2008-07-31
HUDSON TECHNOLOGIES INC /NY
filed 2008-08-14
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	19,406,548 shares
Class	Outstanding at July 31, 2008

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 824	$ 283
Trade accounts receivable - net of allowance for doubtful
accounts of $328 and $276	7,435	1,746
Inventories	15,217	12,602
Prepaid expenses and other current assets	400	242
Total current assets	23,876	14,873

Property, plant and equipment, less accumulated depreciation and amortization	3,088	2,881
Other assets	118	46
Deferred tax assets	1,520	1,520
Intangible assets, less accumulated amortization	57	66
Total Assets	$28,659	$19,386
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,434	$ 3,568
Accrued payroll	742	638
Short-term debt and current maturities of long-term debt	7,546	3,124
Total current liabilities	11,722	7,330
Long-term debt, less current maturities	6,217	6,493
Total Liabilities	17,939	13,823

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 19,406,548 and 19,072,264	194	191
Additional paid-in capital	35,753	35,349
Accumulated deficit	(25,227)	(29,977)
Total Stockholders' Equity	10,720	5,563

Total Liabilities and Stockholders' Equity	$28,659	$19,386
	=======	=======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2008	2007	2008	2007

Revenues	$13,089	$11,307	$24,455	$19,424
Cost of sales	7,945	8,358	15,715	14,917
Gross Profit	5,144	2,949	8,740	4,507

Operating expenses:
Selling and marketing	568	480	1,119	888
General and administrative	771	836	1,760	1,573
Compensation expense for stock purchases	--	4,338	--	4,338
Total operating expenses	1,339	5,654	2,879	6,799

Operating income (loss)	3,805	(2,705)	5,861	(2,292)

Other income (expense):
Interest expense	(315)	(167)	(569)	(306)
Interest income	1	3	2	12
Total other income (expense)	(314)	(164)	(567)	(294)

Income (loss) before income taxes	3,491	(2,869)	5,294	(2,586)

Income tax provision (benefit)	492	(1,254)	544	(1,254)

Net income (loss)	$2,999	($1,615)	$4,750	($1,332)
	======	======	======	======

Net income (loss) per common share - Basic	$0.16	($0.06)	$0.25	($0.05)
	=====	======	=====	=====
Net income (loss) per common share - Diluted	$0.15	($0.06)	$0.23	($0.05)
	=====	======	=====	=====
Weighted average number of shares
outstanding - Basic	19,339,551	25,905,060	19,184,409	25,910,233
	========	========	========	========
Weighted average number of shares
outstanding - Diluted	20,464,163	25,905,060	20,259,665	25,910,233
	========	========	========	========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

		Six month period
		ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$4,750	($1,332)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	268	284
Allowance for doubtful accounts	60	45
Issuance of stock options for services	12	54
Compensation expense for stock purchases	--	4,338
Deferred tax benefit	--	(1,268)
Changes in assets and liabilities:
Trade accounts receivable	(5,749)	(4,188)
Inventories	(2,615)	5,644
Prepaid expenses and other current assets	(158)	(128)
Other assets	(72)	(4)
Accounts payable and accrued expenses	(30)	(2,107)
Cash provided (used) by operating activities	(3,534)	1,338

Cash flows from investing activities:
Additions to patents	(4)	(6)
Additions to property, plant, and equipment	(462)	(260)
Cash used by investing activities	(466)	(266)

Cash flows from financing activities:
Purchase of common stock - net	--	(3,954)
Issuance of common stock - net	395	--
Proceeds from short-term debt - net	4,411	(2,898)
Repayment of long-term debt	(565)	(349)
Proceeds of long-term debt	300	7,000
Cash provided (used) by financing activities	4,541	(201)

Increase in cash and cash equivalents	541	871
Cash and cash equivalents at beginning of period	283	593
Cash and cash equivalents at end of period	$824	$1,464
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$637	$306
Cash paid for income taxes	$194	$15

Supplemental disclosure of non-cash investing and financing activities
Deferred financing costs	$68	$ --

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Business

Hudson Technologies, Inc., ("Hudson" or the "Company") incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services includes predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chill Smart™, Chiller Chemistry™, Fluid Chemistry ™, and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2007. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2008, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2007 and June 30, 2008.

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

For the six month period ended June 30, 2008, one customer accounted for approximately 11% of the Company's revenues. For the six month period ended June 30, 2007, one customer accounted for approximately 16% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six Month Period Ended June 30,	2008	2007
(in thousands, unaudited)
Refrigerant and reclamation sales	$22,529	$17,595
RefrigerantSide® Services	1 ,926	1,829
Total	$24,455	$19,424
	=====	======

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company has assessed the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and accordingly has adjusted its valuation allowance for this asset. As of June 30, 2008, the total deferred tax asset is $1,520,000. Certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOL's, it will not pay tax on such amount but will be subject to the federal alternative minimum tax. In addition, to the extent that the Company's net income, if any, exceeds the annual NOL limitation it will pay income taxes based on the existing statutory rates. As a result of an Internal Revenue Service audit, the 2006 and prior tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2008, the various states statue of limitations remain open for tax years subsequent to 2003.

On June 28, 2007, Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. (individually and collectively "Fleming Funds") sold a total of approximately 14,900,000 shares of Hudson's common stock in a series of transactions involving the Company and certain members of the Company's management (the "Transactions"). Prior to the Transactions, the Fleming Funds owned in the aggregate approximately 19,100,000 shares, or 74% of the Company's outstanding common stock. Under Section 382 of the Internal Revenue Code of 1986, ("Code") as amended, the sale by Fleming Funds of their shares resulted in a "change in control", which limits the Company's ability to utilize its existing NOL's to approximately $1,300,000 annually.

Income (Loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. For the three month period ended June 30, 2008 and 2007, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share was 2,839,091 and 219,625 and none and 2,251,700. For the six month period ended June 30, 2008 and 2007, the number of common equivalent shares included and excluded in the calculation of dilutive income per common share was 2,839,091 and 219,625 and none and 2,251,700 and the dilutive effect of the common equivalent shares reduced the basic calculation of income per share from $0.16 to $0.15 for diluted income per share. For the six month period ended June 30, 2007, the effect on net income per share of equivalent shares was not dilutive.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month period ended June 30, 2008 and 2007, the share-based compensation expense of $12,000 and $54,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, 1997 and 2004 stock option plans (the "Plans"), described below. The Board of Directors administers the Plans. As of June 30, 2008, the Plans authorized the issuance of stock options to purchase 2,500,000 shares of the Company's common stock and, as of June 30, 2008 there were 400,000 shares of the Company's common stock available for issuance for future stock option grants.

Stock options are awards, which allow the recipient to purchase shares of the Company's common stock at a fixed price, are typically granted at an exercise price equal to the Company's stock price at the date of grant. Typically, the Company's stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

During the six month period ended June 30, 2008 and 2007, the Company issued stock options of 180,000 and none, respectively, and the fair value of these awards was $96,000 and none, respectively. At June 30, 2008, there was $84,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan, which was amended on August 19, 1999, ("1997 Plan") pursuant to which 2,000,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs could have been granted under the 1997 Plan to employees and officers of the Company. Non-qualified options could have been granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Effective September 11, 2007, the Company's ability to grant options under the 1997 Plan expired.

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

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions used for grants since 1995:

Six Month Period ended June 30,	2008
Assumptions
Dividend Yield	0%
Risk free interest rate	2.9%
Expected volatility	55%
Expected lives	5 years

A summary of the status of the Company's 1994, 1997 and 2004 Plans as of December 31, 2007 and June 30, 2008 and changes for the periods ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,287,143	$1.47
Granted	970,000	$0.85
Forfeited	(242,500)	$3.07
Exercised	(5,000)	$0.85
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	180,000	$1.15
Forfeited	(60,000)	$1.09
Exercised	(300,161)	$0.96
Outstanding at June 30, 2008	2,829,482	$1.17
	=======

The following is the weighted average contractual life in years and the weighted average exercise price as of June 30, 2008 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,829,482	7.1 years	$1.17
Options vested	2,666,982	7.6 years	$1.17

The following is the intrinsic value as of June 30, 2008 of:

Options outstanding	$3,859,000
Options vested	$ 47,000
Options exercised	$ 484,000

The intrinsic value of options exercised during the year ended December 31, 2007 period was $2,000

The following is the weighted average fair value for the six month period ended June 30, 2008 of:

Options granted	$1.15
Options vested	$1.28

Note 3 - Stock repurchase

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

Note 4 - Long-Term debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP ("Keltic") and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $9,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2008, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2008, Hudson had in the aggregate $6,413,000 of borrowings outstanding and $2,587,000 available for borrowing under the revolving line of credit. In addition, the Company had $6,000,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the amendment to the credit facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The Company utilizes the Black- Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The $73,704, representing fair value of the warrants, is being amortized over the life of the credit facility and as of June 30, 2008 there was $67,562 unamortized debt cost, which is included in other assets on the balance sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Results of Operations

Three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007

Revenues for the three month period ended June 30, 2008 were $13,089,000 an increase of $1,782,000 or 16% from the $11,307,000 reported during the comparable 2007 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $1,597,000 and an increase in RefrigerantSide® Services revenues of $185,000. The increase in refrigerant revenues is primarily related to an increase in the sales price of certain refrigerants sold. The increase in RefrigerantSide® Services was primarily attributable to an increase in the number of jobs completed when compared to the same period of 2007.

Cost of sales for the three month period ended June 30, 2008 was $7,945,000, a decrease of $413,000 or 5% from the $8,358,000 reported during the comparable 2007 period. The decrease in cost of sales was primarily due to a reduction in pounds sold partially offset by an increase in the cost of the pounds sold. As a percentage of sales, cost of sales was 61% of revenues for 2008, a decrease from the 74% reported for the comparable 2007 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants sold when compared to the same period of 2007.

Operating expenses for the three month period ended June 30, 2008 were $1,339,000 a decrease of $4,315,000 from the $5,654,000 reported during the comparable 2007 period. The decrease in operating expenses was primarily related to a reduction in compensation expense attributed to the non-cash, non-recurring charge of $4,338,000, in connection with the Transactions that occurred during the 2007 period.

Other income (expense) for the three month period ended June 30, 2008 was ($314,000), compared to the ($164,000) reported during the comparable 2007 period. Other income (expense) includes interest expense of $315,000 and $167,000 for the comparable 2008 and 2007 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense (benefit) for the three month period ended June 30, 2008 and 2007 were $492,000 and ($1,254,000) respectively. For 2008 the income tax of $492,000 was for federal and state income tax. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations and the Company expects to continue to incur certain state and federal alternative minimum taxes for the foreseeable future.

Net income for the three month period ended June 30, 2008 was $2,999,000 an increase of $4,614,000 from the ($1,615,000) net loss reported during the comparable 2007 period. The increase in net income in the 2008 period was primarily due to an increase in gross profit from an increase in refrigerant revenues and the absence of the $4,338,000 of compensation expense recorded in the 2007 period.

Six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007

Revenues for the six month period ended June 30, 2008 were $24,455,000 an increase of $5,031,000 or 26% from the $19,424,000 reported during the comparable 2007 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $4,934,000 and an increase in RefrigerantSide® Services revenues of $97,000. The increase in refrigerant revenues is primarily related to an increase in the sales price of certain refrigerants sold, which was partially offset by a reduction in the number of pounds of refrigerant sold in the 2008 period. During the first six months of 2007 the Company completed refrigerant sales to a large customer at a lower margin than those made by the Company during the 2008 period. The Company subsequently chose to discontinue refrigerant sales to this customer and has substantially replaced this volume with various smaller transactions at higher margins. The increase in RefrigerantSide® Services was primarily attributable to an increase in the numbers of jobs completed when compared to the same period of 2007.

Cost of sales for the six month period ended June 30, 2008 was $15,715,000, an increase of $798,000 or 5% from the $14,917,000 reported during the comparable 2007 period. The increase in cost of sales was primarily due to an increase in cost of certain refrigerants sold. As a percentage of sales, cost of sales was 64% of revenues for 2008, a decrease from the 77% reported for the comparable 2007 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants sold when compared to the same period of 2007.

Operating expenses for the six month period ended June 30, 2008 were $2,879,000 a decrease of $3,920,000 from the $6,799,000 reported during the comparable 2007 period. The decrease in operating expenses was primarily related to a reduction in compensation expense attributed to the non-cash, non-recurring charge of $4,338,000 in connection with the Transactions that occurred during the 2007 period partially offset by increased selling expenses and professional fees.

Other income (expense) for the six month period ended June 30, 2008 was ($567,000), compared to the ($294,000) reported during the comparable 2007 period. Other income (expense) includes interest expense of $569,000 and $306,000 for the comparable 2008 and 2007 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense (benefit) for the six month period ended June 30, 2008 and 2007 were $544,000 and ($1,254,000) respectively. For 2008 the income tax of $544,000 was for federal and state income. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations and the Company expects to continue to incur certain state and federal alternative minimum taxes for the foreseeable future.

Net income for the six month period ended June 30, 2008 was $4,750,000 an increase of $6,082,000 from the ($1,332,000) net loss reported during the comparable 2007 period. The increase in net income in the 2008 period was primarily due to an increase in gross profit from an increase in refrigerant revenues and the absence of the $4,338,000 of compensation expense recorded in the 2007 period.

Liquidity and Capital Resources

At June 30, 2008, the Company had working capital, which represents current assets less current liabilities, of $12,154,000 an increase of $4,611,000 from the working capital of $7,543,000 at December 31, 2007. The increase in working capital is primarily attributable to net income during the period.

Inventory and trade receivables are principal components of current assets. At June 30, 2008, the Company had inventories of $15,217,000, an increase of $2,615,000 or 21% from the $12,602,000 at December 31, 2007. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants. At June 30, 2008, the Company had trade receivables, net of allowance for doubtful accounts of $7,435,000 an increase of $5,689,000 from the $1,746,000 at December 31, 2007. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the six month period ended June 30, 2008, was $3,534,000 compared with net cash provided by operating activities of $1,338,000 for the comparable 2007 period. Net cash used by operating activities for the 2008 period was primarily attributable to increases in accounts receivable and inventory of $5,749,000 and $2,615,00, respectively, partially offset by net income.

Net cash used by investing activities for the six month period ended June 30, 2008, was $466,000 compared with net cash used by investing activities of $266,000 for the prior comparable 2007 period. The net cash used by investing activities for the 2008 period was primarily related to investment in general purpose equipment and purchase of land in Champaign, IL.

Net cash provided by financing activities for the six month period ended June 30, 2008, was $4,541,000 compared with net cash used by financing activities of $201,000 for the comparable 2007 period. The net cash provided by financing activities for the 2008 period was due to borrowings under the Company's revolving line of credit and proceeds of issuance of common stock offset by repayments of long term debt.

At June 30, 2008, the Company had cash and cash equivalents of $824,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2008 will be approximately $800,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2008.

	12 Month Period ended June 30,
					2013
	2009	2010	2011	2012	And after	Total
Long and short term debt and capital lease	$8,388	$1,965	$5,133	$134	$877	$16,497
obligations (1) & (2)
Operating leases	383	324	235	84	41	1,067

Total contractual cash obligations	$8,771	$2,289	$5,368	$218	$918	$17,564
	=====	=====	=====	====	====	=====

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as of June 30, 2008.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of June 30, 2008 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility with Keltic and Bridge, which expires on June 20, 2011.

On April 17, 2008, Hudson amended its credit facility with Keltic and secured participation from Bridge to provide for borrowings up to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $9,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2008, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2008, Hudson had in the aggregate $6,413,000 of borrowings outstanding and $2,587,000 available for borrowing under the revolving line of credit. In addition, the Company had $6,000,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the amendment to the credit facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share.

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

For the six month period ended June 30, 2008 one customer accounted for approximately 11% of the Company's revenues. For the six month period ended June 30, 2007 one customer accounted for approximately 16% of the Company's revenues.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T - Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act or 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company's controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the amendment to the Company's credit facility with Keltic and Bridge in April 2008, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. In addition, during the quarter ended June 30, 2008 the Company issued an aggregate of 34,123 shares of its restricted common stock to a total of six individual investors upon their exercise of warrants previously issued to them by the Company. The securities referred to above were issued by the Company in private transactions without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration provided under section 4 (2) of the Act. Each of Keltic and Bridge and the exercising warrant holders acknowledged, among other things, that they were acquiring the respective securities acquired by them for investment and the certificates for the securities issued contained a legend regarding restrictions on transfer under the Act.

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1 Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008 (1)
10.2 Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000 (1)
10.3 Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000 (1)
10.4 Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,666.67 (1)
10.5 Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333.33 (1)
10.6 Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000 (1)
10.7 Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000 (1)
10.8 Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (1)
10.9 Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC (1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1) Incorporated by reference to the comparable exhibit filed with the Company's current report on Form 8-K for the event dated April 17, 2008 filed with the SEC on April 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 12, 2008
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 12, 2008
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number Exhibit Title

10.1	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners L.P. and Bridge Healthcare Finance, LLC, dated April 17, 2008 (1)
10.2	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008 in the amount of $10,000,000 (1)
10.3	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000 (1)
10.4	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,666.67 (1)
10.5	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333.33 (1)
10.6	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000 (1)
10.7	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000 (1)
10.8	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (1)
10.9	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1) Incorporated by reference to the comparable exhibit filed with the Company's current report on Form 8-K for the event dated April 17, 2008 filed with the SEC on April 22, 2008.