Form 10-Q
period 2008-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2008-11-04
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	19,416,187 shares
Class	Outstanding at October 31, 2008

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 740	$ 283
Trade accounts receivable - net of allowance for doubtful
accounts of $323 and $276	2,641	1,746
Inventories	18,877	12,602
Prepaid expenses and other current assets	376	242
Total current assets	22,634	14,873

Property, plant and equipment, less accumulated depreciation and amortization	2,972	2,881
Other assets	110	46
Deferred tax assets	4,120	1,520
Intangible assets, less accumulated amortization	66	66
Total Assets	$29,902	$19,386
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,644	$ 3,568
Accrued payroll	794	638
Short-term debt and current maturities of long-term debt	6,118	3,124
Total current liabilities	10,556	7,330
Long-term debt, less current maturities	5,932	6,493
Total Liabilities	16,488	13,823

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 19,416,187 and 19,072,264	194	191
Additional paid-in capital	35,708	35,349
Accumulated deficit	(22,488)	(29,977)
Total Stockholders' Equity	13,414	5,563

Total Liabilities and Stockholders' Equity	$29,902	$19,386
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2008	2007	2008	2007

Revenues	$5,841	$4,738	$30,296	$24,162
Cost of sales	3,917	3,131	19,632	18,048
Gross Profit	1,924	1,607	10,664	6,114

Operating expenses:
Selling and marketing	510	352	1,629	1,240
General and administrative	772	664	2,531	2,237
Compensation expense for stock purchases	--	--	--	4,338
Total operating expenses	1,282	1,016	4,160	7,815

Operating income (loss)	642	591	6,504	(1,701)

Other income (expense):
Interest expense	(299)	(235)	(868)	(540)
Interest income	1	4	3	15
Total other income (expense)	(298)	(231)	(865)	(525)

Income (loss) before income taxes	344	360	5,639	(2,226)

Income tax provision (benefit)	(2,395)	3	(1,851)	(1,251)

Net income (loss)	$2,739	$ 357	$7,490	($ 975)
	=========	=========	=========	=========

Net income (loss) per common share - Basic	$0.14	$0.02	$0.39	($0.04)
	======	======	======	======
Net income (loss) per common share - Diluted	$0.13	$0.02	$0.36	($0.04)
	======	======	======	======
Weighted average number of shares
outstanding - Basic	19,409,761	20,234,664	19,262,425	24,021,864
	===========	===========	===========	===========
Weighted average number of shares
outstanding - Diluted	20,979,713	20,400,704	20,523,254	24,021,864
	===========	===========	===========	===========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period
	ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$7,490	($975)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	407	408
Allowance for doubtful accounts	61	37
Issuance of stock options for services	17	74
Compensation expense for stock purchases	--	4,338
Deferred tax benefit	(2,600)	(1,268)
Changes in assets and liabilities:
Trade accounts receivable	(956)	(1,750)
Inventories	(6,275)	2,933
Prepaid expenses and other current assets	(134)	(93)
Other assets	(64)	(10)
Accounts payable and accrued expenses	232	(1,570)
Cash provided (used) by operating activities	(1,822)	2,124

Cash flows from investing activities:
Additions to patents	(21)	(13)
Additions to property, plant, and equipment	(477)	(335)
Cash used by investing activities	(498)	(348)

Cash flows from financing activities:
Purchase of common stock - net	--	(5,332)
Issuance of common stock - net	344	--
Proceeds (repayment) from short-term debt - net	2,982	(2,935)
Repayment of long-term debt	(849)	(628)
Proceeds of long-term debt	300	7,000
Cash provided (used) by financing activities	2,777	(1,895)

Increase (decrease) in cash and cash equivalents	457	(119)
Cash and cash equivalents at beginning of period	283	593
Cash and cash equivalents at end of period	$740	$474
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$916	$540
Cash paid for income taxes	$220	$ 24

Supplemental disclosure of non-cash investing and financing activities
Deferred financing costs	$ 48	$ --

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services includes predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chiller Chemistry®, Chill Smart®, Fluid Chemistry ™, and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company unless the context requires otherwise, reference to the "Company", "Hudson", "We", "Us", "Our", or similar pronouns refer to Hudson Technologies, Inc. and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2007. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2008, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2008 and December 31, 2007.

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

For the nine month period ended September 30, 2008, one customer accounted for approximately 10% of the Company's revenues. For the nine month period ended September 30, 2007, one customer accounted for approximately 13% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine Month Period Ended September 30,	2008	2007
(in thousands, unaudited)
Refrigerant and reclamation sales	$27,509	$21,331
RefrigerantSide® Services	2,787	2,831
Total	$30,296	$24,162
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company has assessed the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and accordingly has adjusted its valuation allowance for this asset. During the three months ended September 30, 2008, the Company recognized $2,600,000 of additional income tax benefit in connection with its deferred tax asset. As of September 30, 2008, the total deferred tax asset is $4,120,000.

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

As a result of an Internal Revenue Service audit, the 2006 and prior tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2008, the various states statute of limitations remain open for tax years subsequent to 2003.

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

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The reconciliation of earnings per share is as follows (amounts in 000's):
	Three month period ended September 30,		Nine month period ended September 30,
	2008	2007	2008	2007

Net Income (loss) - basic and diluted	$2,739	$357	$7,490	($975)
	======	======	======	======
Weighted average number of shares - basic	19,409,761	20,234,664	19,262,425	24,021,864
Shares underlying warrants	83,919	21,502	66,987	--
Shares underlying options	1,486,033	144,538	1,193,842	--
Weighted average number of shares outstanding- diluted	20,979,713	20,400,704	20,523,254	24,021,864

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon ("HCFC") and hydroflourocarbon ("HFC") refrigerants and reclaimable, primarily, HCFC and chlorofluorocarbon ("CFC") refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of CFC refrigerants and limited the production of HCFC refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants are scheduled to be phased out during the period 2010 through 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 157 ("SFAS No. 157"), "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month period ended September 30, 2008 and 2007, the share-based compensation expense of $17,000 and $74,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994 and 1997 stock option plans and the Company's 2004 and 2008 stock option incentive plans (the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of September 30, 2008, the Plans authorized the issuance of stock options to purchase an aggregate of 5,500,000 shares of the Company's common stock and, as of September 30, 2008 there were 3,360,000 shares of the Company's common stock available for issuance for future stock option grants.

Stock options are awards, which allow the recipient to purchase shares of the Company's common stock at a fixed price, are typically granted at an exercise price equal to the Company's stock price at the date of grant. Typically, the Company's stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

During the nine month period ended September 30, 2008 and 2007, the Company issued stock options of 220,000 and none, respectively, and the fair value of these awards was $133,000 and none, respectively. At September 30, 2008, there was $116,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

Effective August 27, 2008, the Company adopted its 2008 Stock Incentive Plan ("2008 Plan") pursuant to which 3,000,000 shares of common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2008 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on August 27, 2018.

Options granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Non-qualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2008 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Period ended September 30,	2008
Assumptions
Dividend Yield	0%
Risk free interest rate	1.7% to 2.9%
Expected volatility	52% to 55%
Expected lives	2.5 to 5 years

A summary of the status of the Company's Plans as of December 31, 2007 and September 30, 2008 and changes for the periods ending on those dates is presented below:
Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,287,143	$1.47
Granted	970,000	$0.85
Forfeited	(242,500)	$3.07
Exercised	(5,000)	$0.85
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	220,000	$1.44
Forfeited	(60,000)	$1.09
Exercised	(309,800)	$0.97
Outstanding at September 30, 2008	2,859,843	$1.19
	==========

The following is the weighted average contractual life in years and the weighted average exercise price as of September 30, 2008 of:
		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,859,843	7.2 years	$1.19
Options vested	2,735,175	7.5 years	$1.19

The following is the intrinsic value as of September 30, 2008 of:

Options outstanding	$1,121,000
Options vested	$ 75,000
Options exercised	$ 496,000

The intrinsic value of options exercised during the year ended December 31, 2007 period was $2,000

The following is the weighted average fair value for the nine month period ended September 30, 2008 of:
Options granted	$ 1.45
Options vested	$ 1.83

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

On June 29, 2007, the Company commenced a tender offer to all of its common shareholders to purchase and retire up to approximately 1,200,000 shares of its common stock at a purchase price of $1.12 per share. Upon completion of the tender offer, a total of approximately 55,000 shares of the Company's common stock, at an aggregate purchase price of approximately $62,000, were tendered to and accepted for purchase by the Company, all of which were retired. On September 25, 2007 the Company utilized the unused tender offer funds to purchase and retire approximately 1,100,000 shares of its common stock from the Fleming Funds at a price of $1.12 per share, for a total consideration of approximately $1,200,000.

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

The sale on June 28, 2007, by the Fleming Funds to certain members of the Company's management of approximately 9,200,000 shares at a purchase price of $0.65 per share required the Company to incur a non-cash, non-recurring compensation expense and a corresponding increase to additional paid-in capital of approximately $4,338,000, both of which were recognized in the quarter ended September 30, 2007,which represents the difference between the market value of the Company's common stock on June 28, 2007 and the purchase price of the common stock. The Company's net worth was unaffected by the $4,338,000 non-cash, non-recurring charge.

Note 4 - Long-Term debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP ("Keltic") and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $9,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2008, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2008, Hudson had in the aggregate $4,985,000 of borrowings outstanding and $3,029,000 available for borrowing under the revolving line of credit. In addition, the Company had $5,750,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the amendment to the credit facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The Company utilizes the Black- Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The $73,704, representing fair value of the warrants, is being amortized over the life of the credit facility and as of September 30, 2008 there was $61,420 unamortized debt cost, which is included in other assets on the balance sheet.

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

Sales of refrigerants continue to represent a significant portion of the Company revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilizes non-CFC based refrigerants displaces those units that utilize CFC based refrigerants. The Company has increased its refrigerant sales from non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. The Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants are scheduled to be phased out during the period 2010 through 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Three month period ended September 30, 2008 as compared to the three month period ended September 30, 2007

Revenues for the three month period ended September 30, 2008 were $5,841,000 an increase of $1,103,000 or 23% from the $4,738,000 reported during the comparable 2007 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $1,245,000 offset by a decrease in RefrigerantSide® Services revenues of $142,000. The increase in refrigerant revenues is related to both an increase in the sales price of refrigerants sold of $648,000 and an increased in this volume of refrigerants sold of $597,000. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the number of jobs completed when compared to the same period of 2007.

Cost of sales for the three month period ended September 30, 2008 was $3,917,000 an increase of $786,000 or 25% from the $3,131,000 reported during the comparable 2007 period. The increase in cost of sales was primarily due to an increase in pounds of refrigerant sold. As a percentage of sales, cost of sales was 67% of revenues for 2008, a slight increase from the 66% reported for the comparable 2007 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the materials price of certain refrigerants sold when compared to the same period of 2007.

Operating expenses for the three month period ended September 30, 2008 were $1,282,000 an increase of $266,000 from the $1,016,000 reported during the comparable 2007 period. The increase in operating expenses was primarily related to an increase in compensation expense consisting primarily of selling salaries and commissions, and to a lesser extent for professional fees.

Other income (expense) for the three month period ended September 30, 2008 was ($298,000), compared to the ($231,000) reported during the comparable 2007 period. Other income (expense) includes interest expense of $299,000 and $235,000 for the comparable 2008 and 2007 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense (benefit) for the three month period ended September 30, 2008 and 2007 were $(2,395,000) and $3,000 respectively. For the three month period ended September 30, 2008, the income tax benefit consisted of the recognition of additional deferred tax asset of $2,600,000 offset by income tax expense of $205,000. For the three month period ended September 30, 2007, income tax of $3,000 was recognized for states that either don't allow or limit NOL's. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations and the Company expects to continue to incur certain state and federal alternative minimum taxes for the foreseeable future.

Net income for the three month period ended September 30, 2008 was $2,739,000 an increase of $2,382,000 from the $357,000 net income reported during the comparable 2007 period. The increase in net income in the 2008 period was primarily due to the income tax benefit of $2,395,000 recorded in the 2008 period.

Nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007

Revenues for the nine month period ended September 30, 2008 were $30,296,000 an increase of $6,134,000 or 25% from the $24,162,000 reported during the comparable 2007 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $6,178,000 offset by a decrease in RefrigerantSide® Services revenues of $44,000. The increase in refrigerant revenues is primarily related to an increase in the sales price of certain refrigerants sold, in the 2008 period. During the first nine months of 2007, the Company completed refrigerant sales to a large customer at a lower margin than those made by the Company during the 2008 period. The Company subsequently chose to discontinue refrigerant sales to this customer and has substantially replaced most of this volume with various smaller transactions at higher margins. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the numbers of jobs completed when compared to the same period of 2007.

Cost of sales for the nine month period ended September 30, 2008 was $19,632,000, an increase of $1,584,000 or 9% from the $18,048,000 reported during the comparable 2007 period. The increase in cost of sales was primarily due to an increase in cost of certain refrigerants sold. As a percentage of sales, cost of sales was 65% of revenues for 2008, a decrease from the 75% reported for the comparable 2007 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants sold when compared to the same period of 2007.

Operating expenses for the nine month period ended September 30, 2008 were $4,160,000 a decrease of $3,655,000 from the $7,815,000 reported during the comparable 2007 period. The decrease in operating expenses was primarily related to a reduction in compensation expense attributed to the non-cash, non-recurring charge of $4,338,000 in connection with the Transactions that occurred during the 2007 period partially offset by increased selling expenses and professional fees.

Other income (expense) for the nine month period ended September 30, 2008 was ($865,000), compared to the ($525,000) reported during the comparable 2007 period. Other income (expense) includes interest expense of $868,000 and $540,000 for the comparable 2008 and 2007 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense (benefit) for the nine month period ended September 30, 2008 and 2007 were ($1,851,000) and ($1,251,000) respectively. For the nine month period ended September 2008, the income tax expense of $749,000 was for federal and state income taxes and was offset by an increase in the tax benefit by 2,600,000. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income. The Company's NOL's are subject to annual limitations and the Company expects to continue to incur certain state and federal alternative minimum taxes for the foreseeable future.

Net income for the nine month period ended September 30, 2008 was $7,490,000 an increase of $8,465,000 from the ($975,000) net loss reported during the comparable 2007 period. The increase in net income in the 2008 period was primarily due to an increase in gross profit from an increase in refrigerant revenues and the absence of the $4,338,000 of compensation expense recorded in the 2007 period, as well as an increase in the income tax benefit recorded in 2008 compared to 2007.

Liquidity and Capital Resources

At September 30, 2008, the Company had working capital, which represents current assets less current liabilities, of $12,078,000 and an increase of $4,535,000 from the working capital of $7,543,000 at December 31, 2007. The increase in working capital is primarily attributable to net income during the period.

Inventory and trade receivables are principal components of current assets. At September 30, 2008, the Company had inventories of $18,877,000 an increase of $6,275,000 or 50% from the $12,602,000 at December 31, 2007. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants. At September 30, 2008, the Company had trade receivables, net of allowance for doubtful accounts of $2,641,000 an increase of $895,000 from the $1,746,000 at December 31, 2007. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the nine month period ended September 30, 2008, was $1,822,000 compared with net cash provided by operating activities of $2,124,000 for the comparable 2007 period. Net cash used by operating activities for the

2008 period was primarily attributable to increases in accounts receivable and inventory of $956,000 and $6,275,000, respectively, partially offset by net income.

Net cash used by investing activities for the nine month period ended September 30, 2008, was $498,000 compared with net cash used by investing activities of $348,000 for the prior comparable 2007 period. The net cash used by investing activities for the 2008 period was primarily related to investment in general purpose equipment and purchase of land in Champaign, Illinois.

Net cash provided by financing activities for the nine month period ended September 30, 2008, was $2,777,000 compared with net cash used by financing activities of $1,895,000 for the comparable 2007 period. The net cash provided by financing activities for the 2008 period was due to borrowings under the Company's revolving line of credit and proceeds of issuances of common stock offset by repayments of long term debt.

At September 30, 2008, the Company had cash and cash equivalents of $740,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2008 will be approximately $800,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2008 (in 000's).

	Twelve Month Period ended September 30,
					2013
	2009	2010	2011	2012	And after	Total
Long and short term debt and capital lease	$6,889	$1,859	$4,328	$967	$ 0	$14,043
obligations (1) & (2)
Operating leases	452	327	254	110	46	1,189

Total contractual cash obligations	$7,341	$2,186	$4,582	$1,077	$ 46	$15,232
	=======	======	======	======	======	======

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as of September 30, 2008.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of September 30, 2008 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility with Keltic and Bridge, which expires on June 20, 2011.

On April 17, 2008, Hudson amended its credit facility with Keltic and secured participation from Bridge to provide for borrowings up to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit may not exceed, except as permitted in the agreement governing the credit facility, $9,000,000 and are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2008, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2008, Hudson had in the aggregate $4,985,000 of borrowings outstanding and $3,029,000 available for borrowing under the revolving line of credit. In addition, the Company had $5,750,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

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

For the nine month period ended September 30, 2008 one customer accounted for approximately 10% of the Company's revenues. For the nine month period ended September 30, 2007 one customer accounted for approximately 13% of the Company's revenues.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157,") "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of SFAS No.157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-KSB for the year ended December 31, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders

On August 27, 2008, the Company held an Annual Meeting of Shareholders at which the Company's shareholders voted for: (a) the election of two directors whose class was set to expire in 2008 (Messrs. Dominic J. Monetta and Kevin J. Zugibe) to serve until the Annual Meeting of Shareholders of the Company to be held in 2010 and (b) a proposal to approve the Company's 2008 Stock Incentive Plan. In addition to the foregoing individuals, Messrs. Vincent P. Abbatecola, Brian F. Coleman and Otto C. Morch, directors of the Company whose terms expire in 2010, continued to serve as directors of the Company after the Annual Meeting of Shareholders. The results of the vote were as follows:

1) Election of Directors
	Votes Cast	Votes
Director	"For"	Withheld
Dominic J. Monetta	16,819,497	112,136
Kevin J. Zugibe	15,914,019	1,017,614

2) Approval of 2008 Stock Incentive Plan
Votes Cast "For	Votes Cast "Against"	"Votes "Abstaining"
11,260,810	1,692,114	5,418

In addition, there were 3,973,291 "broker non-votes" on this proposal.

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1 2008 Stock Incentive Plan (1)
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

_________________

(1) Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on July 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 4, 2008
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 4, 2008
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number Exhibit Title

10.1  2008 Stock Incentive Plan (1)

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

(1) Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on July 29, 2008