Form 10-K
period 2008-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2009-03-05
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

_____________________

(Exact name of registrant as specified in its charter)

New York	13-3641539
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 1541
One Blue Hill Plaza
Pearl River, New York	10965
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	(845) 735-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which Registered
Common stock, $.01 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ] Yes [x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of registrant's common stock held by non-affiliates at June 30, 2008 was approximately $26,579,000. As of February 26, 2009 there were 19,424,533 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Index

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chiller Chemistry®, Chill Smart®, Fluid Chemistry™ and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the "Company", "Hudson", "we", "us", "our", or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

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

In addition to the decontamination and recovery services previously described, the Company also provides predictive and diagnostic services for its customers. The Company offers diagnostic services that are intended to predict potential problems in air conditioning and refrigeration systems before they occur. The Company's Chiller Chemistry® offering integrates several fluid tests of an operating system and the corresponding laboratory results into an engineering report providing its customers with an understanding of the current condition of the fluids, the cause for any abnormal findings and the potential consequences if the abnormal findings are not remediated. Fluid Chemistry™, an abbreviated version of, the Company's Chiller Chemistry® offering, is designed to quickly identify systems that require further examination. ChillSmart® combines the diagnostic information of Chiller Chemistry® with a detailed performance evaluation for an operating refrigeration system and recommendations for eliminating any inefficiencies that may have been discovered.

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

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, laboratory testing, through the Company's laboratory, which has been certified by the Air Conditioning, Heating and Refrigeration Institute, formerly the Air Conditioning and Refrigeration Institute, ("ARI") banking (storage) services tailored to individual customer requirements. Hudson also separates "crossed" (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

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

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants. To the extent the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2008, no one customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 2007, one customer accounted for approximately 12%, of the Company's revenues.

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured refrigerants in accordance with standards established by ARI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with ARI standards. In February 2006, the Company became one of only three certified refrigerant testing certified laboratories under ARI's laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the ARI 700 standard.

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied for or obtained such certification.

The Company is also subject to regulations adopted by the United States Department of Transportation which classify most refrigerants handled by the Company as hazardous materials or substances and imposes requirements for handling, packaging, labeling and transporting refrigerants and which regulate the use and operation of the Company's commercial motor vehicles used in the Company's business.

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

Employees

The Company has 77 full and 3 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

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

Item 1A. Risk Factors

There are many important factors that have affected, and in the future could affect the Hudson's business including, but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond Hudson's control and future trends are difficult to predict.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our existing credit facility, which currently expires in June 2011, is secured by substantially all of our assets and contains formulas that limit the amount of our borrowings under the facility. Moreover, the terms of our credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any of these loan covenants our indebtedness under the credit facility would become immediately due and payable, and the banks could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

We may need additional financing to satisfy our future capital requirements, which may not be readily available to us.

Our capital requirements have been and may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing bank facility that expires in June 2011 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide Services business our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing bank credit facility.. There can be no assurance that we will be able to renew this credit facility or obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

The current economic downturn could cause a severe disruption in our operations.

Our business could be negatively impacted by the current economic downturn. If this downturn is prolonged or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified in this report, but not limited, to the following:

Liquidity

The economic downturn and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the global financial system, which could, in turn, have a negative impact on us.

We may not be able to borrow additional funds under our existing credit facilities and may not be able to expand our existing facility if participating lenders become in-solvent or their liquidity is limited or impaired. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term.

Demand

The economic downturn has resulted in severe job losses and lower business to business and consumer confidence, which could cause a decrease in demand and/or price for our product and services.

The nature of our business exposes us to potential liability.

The refrigerant recovery and reclamation industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. We, and in certain instances, our officers, directors and employees, may be subject to claims arising from our on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. We may be strictly liable for damages, which could be substantial, regardless of whether we exercised due care and complied with all relevant laws and regulations. Our current insurance coverage may not be sufficient to cover potential claims, and adequate levels of insurance coverage may not be available in the future at a reasonable cost. A partially or completely uninsured claim against us, if successful and of sufficient magnitude would have a material adverse effect on our business and financial condition.

Our business and financial condition is substantially dependent on the sale and continued environmental regulation of refrigerants.

Our business and prospects are largely dependent upon continued regulation of the use and disposition of refrigerants. Changes in government regulations relating to the emission of refrigerants into the atmosphere could have a material adverse effect on us. Failure by government authorities to otherwise continue to enforce existing regulations or significant relaxation of regulatory requirements could also adversely affect demand for our services and products.

Our business is subject to significant regulatory compliance burdens.

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the United States Occupational Safety and Health Administration and the United States Department of Transportation. Although we believe that we are in substantial compliance with all material regulations relating to our material business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerant could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, regulations and permit requirements, particularly as we seek to enter into new geographic markets. Our failure to comply with applicable laws, rules or regulations or permit requirements could subject us to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our operations and future financial condition.

As a result of competition, and the strength of some of our competitors in the market, we may not be able to compete effectively.

The markets for our services and products are highly competitive. We compete with numerous regional and national companies which provide refrigerant recovery and reclamation services, as well as companies which market and deal in new and reclaimed alternative refrigerants, including certain of our suppliers, some of which possess greater financial, marketing, personnel and other resources than us. We also compete with numerous manufacturers of refrigerant recovery and reclamation equipment. Certain of these competitors have established reputations for success in the service of air conditioning and refrigeration systems. We may not be able to compete successfully, particularly as we seek to enter into new markets.

A number of factors could negatively impact the price and/or availability of refrigerants, which would, in turn, adversely affect our business and financial condition.

Refrigerant sales continue to represent a significant portion of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; the ban on production of CFC based refrigerants under the Act; the introduction of new refrigerants and air conditioning and refrigeration equipment; price competition resulting from additional market entrants; and changes in government regulation on the use and production of refrigerants. We do not maintain firm agreements with any of our suppliers of refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

The loss of key management personnel would adversely impact our business.

Our success is largely dependent upon the efforts of our Chief Executive Officer and Chairman. The loss of his services would have a material adverse effect on our business and prospects.

We have the ability to designate and issue preferred stock, which may have rights, preferences and privileges greater than Hudson's common stock and which could impede a subsequent change in control of us.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any additional preferred stock that may be issued by us in the future. Our ability to issue preferred stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of its voting stock, thereby delaying, deferring or preventing a change in control of us.

If our common stock were delisted from NASDAQ it would be subject to "penny stock" rules which could negatively impact its liquidity and our shareholders' ability to sell their shares.

Our common stock is currently listed on the NASDAQ Capital Market. We must comply with numerous NASDAQ MarketPlace rules in order to continue the listing of our common stock on NASDAQ. There can be no assurance that we can continue to meet the rules required to maintain the NASDAQ listing of our common stock. If we are unable to maintain our listing on NASDAQ, the market liquidity of our common stock may be severely limited.

Our management effectively control our affairs

Currently, our officers and directors collectively own approximately 39% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly effect, and potentially fully control us and the election of our directors. There is no provision for cumulative voting for our directors.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's Auburn, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rental of $25,000 pursuant to month to month rental agreement.

The Company's Baton Rouge, Louisiana depot facility is located in a 3,600 square foot building leased from an unaffiliated third party at an annual rental of $27,000 pursuant in an agreement expiring in October 2009.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. As of December 31, 2008, the Company has outstanding $846,000 under its mortgage and the annual real estate taxes on this facility are approximately $33,000.

The Company has established a second facility in Champaign, Illinois, which is located in a 60,000 square foot building. The building is leased from an unaffiliated third party at an annual rental of $230,000, pursuant to an arrangement expiring in December 2011.

The Company's Charlotte, North Carolina depot facility is located in an 8,500 square foot building leased from an unaffiliated third party at an annual rental of $65,000 pursuant to an agreement expiring in November 2009.

The Company's Orangeburg, New York depot facility is located in an 18,000 square foot building leased from an unaffiliated third party at an annual rental of $172,000 pursuant to an agreement expiring in June 2011.

The Company's headquarters are located in a 4,400 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $103,000 pursuant to an agreement expiring in February 2013.

The Company's Pottsboro, Texas telemarketing facility is located in a 1,350 square foot building leased from an unaffiliated third party at an annual rental of $18,000 pursuant to an agreement expiring in August 2011.

The Company's Hampstead, New Hampshire telemarketing facility is located in a 1,600 square foot building leased from an unaffiliated third party at an annual rental of $21,000 pursuant to an agreement expiring in August 2010.

In addition to the above leases, the Company from time to time utilizes public warehouse space on a month to month basis. The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases. The Company believes that its insurance policies are adequate to protect the Company's property.

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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2008, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through March 31, 2010. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the year ended December 31, 2008, the Company incurred $34,000 in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the NASDAQ Capital Market under the symbol "HDSN". The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common stock as reported by NASDAQ.

	High	Low
2007
• First Quarter	$ 1.31	$ 1.04
• Second Quarter	$ 1.19	$ 1.07
• Third Quarter	$ 1.44	$ 1.07
• Fourth Quarter	$ 1.18	$ 0.73

2008
• First Quarter	$ 1.61	$ 0.87
• Second Quarter	$ 3.66	$ 1.32
• Third Quarter	$ 3.33	$ 1.32
• Fourth Quarter	$ 1.54	$ 0.75

The number of record holders of the Company's common stock was approximately 250 as of February 26, 2009. The Company believes that there are in excess of 4,000 beneficial owners of its common stock.

To date, the Company has not declared or paid any cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends on its Common stock in the foreseeable future. In addition, the Company has a credit facility with Keltic Financial Partners, LLP ("Keltic") and Bridge Healthcare Finance, LLC ("Bridge") that, among other things, restricts the Company's ability to declare or pay any cash dividends on its capital stock.

See Item 12 for certain information with respect to the Company's equity compensation plans as of December 31, 2008.

Item 6. Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its net operating loss carry forwards ("NOL's") and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

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

Sales of refrigerants continue to represent a significant portion of the Company revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilizes non-CFC based refrigerants displaces those units that utilize CFC based refrigerants. The Company has increased its refrigerant sales from non-CFC based refrigerants, including HCFC and HFC refrigerants. The Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants are scheduled to be phased out during the period 2010 through 2020, and production of all HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Year ended December 31, 2008 as compared to the year ended December 31, 2007

Revenues for the fiscal year ended December 31, 2008 were $33,167,000 an increase of $6,273,000 or 23% from the $26,894,000 reported during the comparable 2007 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $6,583,000 offset by a decrease in RefrigerantSide® Services revenues of $310,000. The increase in refrigerant revenues is primarily related to an increase in the sales price of certain refrigerants sold in the 2008 period amounting to $8,284,000 offset by a decrease in the number of pounds sold amounting to $1,701,000. In 2007, the Company completed refrigerant sales to a large customer at a lower margin than those made by the Company during the 2008 period. The Company subsequently chose to discontinue refrigerant sales to this customer and has substantially replaced most of this volume with various smaller transactions at higher margins. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the numbers of jobs completed when compared to the same period of 2007.

Cost of sales for the fiscal year ended December 31, 2008 was $21,857,000, an increase of $1,816,000 or 9% from the $20,041,000 reported during the comparable 2007 period. The increase in cost of sales was primarily due to an increase in cost of certain refrigerants sold. As a percentage of sales, cost of sales was 66% of revenues for 2008, a decrease from the 75% reported for the comparable 2007 period. The decrease in cost of sales as a percentage of revenues was primarily attributable to an increase in the sales price of certain refrigerants sold when compared to the same period of 2007.

Operating expenses for the fiscal year ended December 31, 2008 were $5,894,000 a decrease of $3,313,000 from the $9,207,000 reported during the comparable 2007 period. The decrease in operating expenses was primarily related to a reduction in compensation expense attributed to the non-cash, non-recurring charge of $4,338,000 in connection with the 9,200,000 of our common stock shares purchased by certain members of the Company's management from the Fleming Funds that occurred during the 2007 period partially offset by increased payroll expenses and professional fees.

Other income (expense) for the fiscal year ended December 31, 2008 was ($1,167,000), compared to the ($746,000) reported during the comparable 2007 period. Other income (expense) includes interest expense of $1,170,000 and $768,000 for the comparable 2008 and 2007 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax benefit for the fiscal year ended December 31, 2008 and 2007 was $2,420,000 and $1,139,000 respectively. For the year ended December 31, 2008, the income tax expense of $180,000 for federal and state income taxes was offset by an increase in the tax benefit by $2,600,000. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company's NOL's are subject to annual limitations and the Company expects to continue to incur certain state, federal and/or federal alternative minimum taxes for the foreseeable future.

Net income for the fiscal year ended December 31, 2008 was $6,669,000 an increase of $8,630,000 from the ($1,961,000) net loss reported during the comparable 2007 period. The increase in net income in the 2008 period was primarily due to an increase in gross profit from an increase in refrigerant revenues and the absence of the $4,338,000 of compensation expense recorded in the 2007 period, as well as an increase in the income tax benefit recorded in 2008 when compared to 2007.

Liquidity and Capital Resources

At December 31, 2008, the Company had working capital, which represents current assets less current liabilities, of $11,099,000 an increase of $3,556,000 from the working capital of $7,543,000 at December 31, 2007. The increase in working capital is primarily attributable to net income during the 2008 period.

Inventory and trade receivables are principal components of current assets. At December 31, 2008, the Company had inventories of $23,613,000 an increase of $11,011,000 or 87% from the $12,602,000 at December 31, 2007. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants and the increase in the unit cost of certain refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants. At December 31, 2008, the Company had trade receivables, net of allowance for doubtful accounts of $1,731,000 a decrease of $15,000 from the $1,746,000 at December 31, 2007. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the fiscal year ended December 31, 2008, was $4,389,000 compared with net cash provided by operating activities of $382,000 for the comparable 2007 period. Net cash used by operating activities for the 2008 period was primarily attributable to increases in deferred tax benefit and inventory of $2,600,000 and $11,011,000, respectively, partially offset by an increase in accounts payable of $2,394,000 and net income of $6,669,000.

Net cash used by investing activities for the fiscal year ended December 31, 2008 was, $593,000 compared with net cash used by investing activities of $446,000 for the prior comparable 2007 period. The net cash used by investing activities for the 2008 period was primarily related to investment in general purpose equipment and purchase of land in Champaign, Illinois.

Net cash provided by financing activities for the fiscal year ended December 31, 2008, was $4,913,000 compared with net cash used by financing activities of $246,000 for the comparable 2007 period. The net cash provided by financing activities for the 2008 period was due to borrowings under the Company's revolving line of credit and proceeds from exercise of stock options and warrants offset by repayments of long term debt.

At December 31, 2008, the Company had cash and cash equivalents of $214,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2009 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2008 (in 000's):

	Twelve Month Period ended December 31,
					2013
	2009	2010	2011	2012	and after	Total
Long and short term debt and capital lease	$9,438	$2,017	$4,064	$937	$ --	$16,456
obligations (1) & (2)
Operating leases	636	522	429	110	28	1,725

Total contractual cash obligations	$10,074	$2,539	$4,493	$1,047	$ 28	$18,181
	=======	======	======	======	======	======

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as of December 31, 2008.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of December 31, 2008 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility with Keltic and Bridge, which expires on June 20, 2011.

On June 26, 2007, the Company entered into a credit facility with Keltic and on April 17, 2008, Hudson amended its credit facility with Keltic and secured participation from Bridge to provide for borrowings up to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2008, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2008, Hudson had in the aggregate $7,373,000 of borrowings outstanding and $2,127,000 available for borrowing under the revolving line of credit. In addition, as of December 31, 2008, the Company had $5,500,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the amendment to the credit facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the credit facility.

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

In April 2008, the Company purchased approximately 5 acres of vacant land immediately adjacent to its Champaign, Illinois facility for a total purchase price of $300,000. The Company financed the purchase with a 15 year amortizing loan in the amount of $300,000 with a balloon payment due on June 1, 2012. The note bears interest at the fixed rate of 6.7% over the entire term of the note.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under its existing credit facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

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

For the year ended December 31, 2008, no one customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 2007, one customer accounted for approximately 12% of the Company's revenues.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board ("FASB") issued FASB statement No. 157 ("SFAS No. 157,") "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of SFAS No.157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position. We are currently evaluating the impact that SFAS No. 157 will have on our non-financial assets and liabilities, but we do not expect the adoption to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 had no financial statement impact on the Company.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141"). FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with the goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument Is Indexed to an Entity's Own Stock" ("EITF 07-5") to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FASB Statement 133 "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Adoption of EITF 07-5 will have no financial statement impact on the Company for warrants that were outstanding on December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplemental Data

The financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	45	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	47	President and Chief Operating Officer, Director
James R. Buscemi	55	Chief Financial Officer
Charles F. Harkins, Jr.	47	Vice President Sales
Stephen P. Mandracchia	49	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	62	Director
Dominic J. Monetta	67	Director
Otto C. Morch	75	Director

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

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He was formerly. the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital. . Mr. Abbatecola serves on the Rockland Board of Governors and the St. Thomas Aquinas President's Council.

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

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provides for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At Hudson's August 27, 2008, Annual Meeting of the Shareholders, Messrs. Monetta and Zugibe were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2010. Messrs. Abbatecola, Coleman and Morch, are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2009.

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

Based solely on Hudson's review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2008, all filing requirements applicable to all officers directors and greater than 10% beneficial shareholders were complied with, except for one late filing in connection with a stock option exercise by Mr. Coleman.

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

Item 11. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2008 and whose total compensation during the year ended December 31, 2008 exceeded $100,000 (the "Named Executives").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kevin J. Zugibe, Chairman, Chief Executive Officer (4)	2008 2007	$198,021 $182,391	$ -- $ --	$ -- $ --	$ -- $83,850	$170,000 (2) $90,000 (3)	$ -- $ --	$ -- $ --	$368,021 $356,241
Brian F. Coleman, President, Chief Operating Officer, Director (4)	2008 2007	$175,377 $161,506	$ -- $ --	$ -- $ --	$ -- $77,400	$160,000 (2) $80,000 (3)	$ -- $ --	$ -- $ --	$335,377 $318,906
Charles F. Harkins, Jr., Vice President Sales	2008 2007	$164,019 $150,834	$ -- $ --	$ -- $ --	$ -- $64,500	$150,000 (2) $79,000 (3)	$ -- $ --	$ -- $ --	$314,019 $294,334

_____________________________

(1) We utilize the Black-Sholes method for valuing stock option awards (see Note 10 to the Notes to the Consolidated Financial Statements).

(2) Non-Equity Incentive Plan Compensation was earned in 2008 and will be paid in 2009.

(3) Non-Equity Incentive Plan Compensation was earned in 2007 and was paid during the first quarter of 2008.

(4) Messrs. Coleman and Zugibe did not receive any compensation for services as a director during the year ended December 31, 2008.

Narrative Disclosure to Summary Compensation Table

For the fiscal year 2008, each of the Named Executives received Non-Equity Incentive Plan Compensation that was paid out of a bonus pool established by our Board of Directors on January 8, 2008. The amount of the bonus pool was not initially established, but was based upon our achieving earnings for the fiscal year 2008 in excess of a pre-determined level for fiscal year 2008, with a maximum bonus pool of $400,000. On February 26, 2009 our Board of Directors increased the fiscal year 2008 cash bonus pool and approved the payment of Non-Equity Incentive Plan Compensation to the Named Executives. The amount of the Non-Equity Incentive Plan Compensation awarded to each Named Executive was determined in the discretion of our Board of Directors based upon our overall 2008 financial results as well as on the personal performance of the Named Executive during 2008.

For the fiscal year 2007, each of the Named Executives received Non-Equity Incentive Plan Compensation that was paid out of a bonus pool established by our Board of Directors on December 29, 2006. The amount of the bonus pool was not initially established, but was based upon our achieving earnings for the fiscal year 2007 in excess of a pre-determined level for fiscal year 2007, with a maximum bonus pool of $350,000. On January 7, 2008, our Board of Directors increased the fiscal year 2007 cash bonus pool and approved the payment of Non-Equity Incentive Plan Compensation to the Named Executives. The amount of the Non-Equity Incentive Plan Compensation awarded to each Named Executive was determined in the discretion of our Board of Directors based upon our overall 2007 financial results as well as on the personal performance of the Named Executives during 2007.

Employment, Termination, Change of Control and other Agreements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which currently expires in October 2010 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, as amended by the First Amendment to Restated Employment Agreement dated December 29, 2008, Mr. Zugibe is receiving an annual base salary of $192,800 with such increases and bonuses as our board of directors may determine. The agreement provides, in the event of Mr. Zugibe's disability, for the continuation of at least 75% of Mr. Zugibe's salary for up to one hundred twenty days after the commencement of his disability. Mr. Zugibe is also entitled to take up to four weeks of vacation, excluding paid holidays.

As part of the agreement, Mr. Zugibe has agreed to certain covenants and restrictions, which include an agreement that Mr. Zugibe will not compete with us in specified geographic areas for a period of twenty-four months after his termination for any reason. The agreement also provides that, in the event of his involuntary separation from Hudson without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Zugibe will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of twenty-four months, and a lump sum payment equivalent to the highest bonus paid to Mr. Zugibe in the three years prior to his termination, pro-rated to the date of his termination. We are the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

.

Brian F. Coleman. On October 10, 2006, we entered into an agreement with Brian F. Coleman, pursuant to which, as amended, Mr. Coleman has agreed to certain covenants and restrictions, which include an agreement that Mr. Coleman will not compete with us in specified geographic areas for a period of eighteen months after his termination for any reason. The agreement provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also provides that, in the event of his involuntary separation without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Coleman will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of eighteen months, and a lump sum payment equivalent to the highest bonus paid to him in the three years prior to his termination, pro-rated to the date of his termination.

Charles F. Harkins. On October 10, 2006, we entered into an agreement with Charles F. Harkins, pursuant to which, as amended, Mr. Harkins has agreed to certain covenants and restrictions, which include an agreement that Mr. Harkins will not compete with us in specified geographic areas for a period of eighteen months after his termination for any reason. The agreement provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also provides that in the event of his involuntary separation without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Harkins will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of eighteen months, and a lump sum payment equivalent to the highest bonus paid to him in the three years prior to his termination, pro-rated to the date of his termination.

Stock Option Grants or Stock Awards

The Company did not issue stock options, or grant any stock awards to any of the named Executives during 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following tables discloses the outstanding option awards held by the Named Executives as of December 31, 2008. Except as set forth in the following tables, no options were exercised by the Named Executives during the fiscal year ended December 31, 2008. No stock awards have been issued to the Named Executives.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer
	87,500			$1.13	3/5/2014
	193,750			$1.15	3/31/2014
	18,750			$0.83	9/17/2014
	18,750			$0.95	10/1/2014
	93,750			$1.02	1/3/2015
	18,750			$0.87	4/1/2015
	18,750			$0.83	7/8/2015
	18,750			$2.15	9/30/2015
	123,750			$1.76	12/29/2015
	35,000			$1.40	3/31/2016
	9,300			$1.02	10/10/2016
	195,000			$0.85	11/20/2017

Brian F.Coleman, President, Chief Operating officer, Director
	75,000			$1.13	3/5/2014
	18,750			$1.15	3/31/2014
	12,500			$0.83	9/17/2014
	12,500			$0.95	10/1/2014
	62,500			$1.02	1/3/2015
	12,500			$0.87	4/1/2015
	12,500			$0.83	7/8/2015
	12,500			$2.15	9/30/2015
	82,500			$1.76	12/29/2015
	32,500			$1.40	3/31/2016
	8,100			$1.02	10/10/2016
	180,000			$0.85	11/20/2017

Charles F. Harkins, Jr., Vice President Sales	13,114			$1.13	3/5/2014
	14,063			$1.15	3/31/2014
	9,375			$2.15	9/30/2015
	61,875			$1.76	12/29/2015
	23,125			$1.40	3/31/2016
	7,900			$1.02	10/10/2016
	150,000			$0.85	11/20/2017

Name	Date of Grant of Exercised Options	Number of Shares purchased upon Exercised of Options	Date of Exercise	Exercise Price
Brian F. Coleman, President, Chief Operating Officer, Director	4/7/2003	25,300	4/7/2008	$1.14

Charles F. Harkins, Jr.,
Vice President, Sales	9/17/2004	9,375	5/15/2008	$0.83
	10/1/2004	9,375	5/15/2008	$0.95
	1/3/2005	46,875	5/23/2008	$1.02
	4/1/2005	7,032	5/15/2008	$0.83
	7/8/2005	8,204	5/15/2008	$0.83

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

As of December 31, 2008, we had options outstanding to purchase 59,364 shares of our common stock under the 1994 Plan.

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

As of December 31, 2008, we had options outstanding to purchase 834,178 shares of our common stock under the 1997 Plan.

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

The 2004 Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934 ("Exchange Act") and is administered by our Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 2004 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2004 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

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

As of December 31, 2008, we had options outstanding to purchase 1,966,301 shares of common stock and 360,000 shares reserved for future issuances under the 2004 Plan.

2008 Stock Incentive Plan

We have adopted the 2008 Stock Incentive Plan (the "2008 Plan"), pursuant to which 3,000,000 shares of our common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs, under the Code or (ii) non-qualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2008 Plan to employees and officers of Hudson. Non-qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of Hudson. Stock appreciation rights may also be issued in tandem with stock options.

The 2008 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by our Compensation/Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 2008 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2008 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on June 19, 2018.

Options granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of ISO's granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2008 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2008 Plan are not transferable during an grantee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2008, no options have been issued under the 2008 plan.

Director Compensation

Non-employee directors receive an annual fee of $7,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The chairman of the Audit Committee of our Board receives additional compensation of $2,000 per year, and each independent member of our Audit Committee (excluding the Chairman) receives additional compensation of $1,000 per year. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2008. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vincent P. Abbatecola (3)	$9,000	$ --	$--	$ --	$ --	$ --	$9,000
Dominic J. Monetta	$8,000	$ --	$--	$ --	$ --	$ --	$8,000
Otto C. Morch (3)	$8,000	$ --	$--	$ --	$ --	$ --	$8,000

__________________________

  Excludes compensation for Board and committees participation earned in 2007 and paid in 2008.
  We utilize the Black-Sholes method for valuing stock option awards
  As of December 31, 2008, Mr. Abbatecola has options to purchase 40,000 shares of common stock outstanding and Mr. Morch has options to purchase 47,500 shares of common stock outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 26, 2009 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson's common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson's outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common stock	Kevin J. Zugibe	5,558,705 (2)	27.4%
Common stock	Brian F. Coleman	872,176 (3)	4.37%
Common stock	Charles F. Harkins	279,452 (4)	1.42%
Common stock	Vincent P. Abbatecola	74,500 (5)	*
Common stock	Dominic J. Monetta	120,100	*
Common stock	Otto C. Morch	52,509 (6)	*
Common stock	All directors and executive officers as a group (Eight Persons)	9,830,907 (7)	45.30%

* = Less than 1%

_______

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 26, 2009. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from February 26, 2009 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

(2) Includes (i) 87,500 shares which may be purchased at $1.13 per share; (ii) 193,750 shares which may be purchased at $1.15 per share; (iii) 37,500 shares which may be purchased at $.83 per share; (iv) 18,750 shares which may be purchased at $.95 per share; (v) 93,750 shares which may be purchased at $1.02 per share; (vi) 18,750 shares which may be purchased at $.87 per share; (vii) 18,750 shares which may be purchased at $2.15 per share; (vii) 123,750 shares which may be purchased at $1.76 per share; (ix) 35,000 shares which may be purchased at $1.40 per share; (x) 9,300 shares which may be purchased at $1.02 per share and (xi) 195,000 shares that may be purchased at $0.85 per share under immediately exercisable options.

(3) Includes (i) 75,000 shares which may be purchased at $1.13 per share; (ii) 18,750 shares which may be purchased at $1.15 per share; (iii) 25,000 shares which may be purchased at $.83 per share; (iv) 12,500 shares which may be purchased at $.95 per share; (v) 62,500 shares which may be purchased at $1.02 per share; (vi) 12,500 shares which may be purchased at $.87 per share; (vii) 12,500 shares which may be purchased at $2.15 per share; (viii) 82,500 shares which may be purchased at $1.76 per share; (ix) 32,500 shares which may be purchased at $1.40 per share; (x) 8,100 shares which may be purchased at $1.02 per share: and (xi) 180,000 shares which may be purchased at $.85 per share under immediately exercisable options.

(4) Includes (i) 13,114 shares which may be purchased at $1.13 per share; (ii) 14,063 shares which may be purchased at $1.15 per share; (iii) 9,375 shares which may be purchased at $2.15 per share; (iv) 61,875 shares which may be purchased at $1.76 per share; (v) 23,125 shares which may be purchased at $1.40 per share; (vi 7,900 shares which may be purchased at $1.02; and (vii) 150,000 which may be purchased at $.85 per share under immediately exercisable options.

(5) Includes 40,000 shares which may be purchased at $.85 per share under immediately exercisable options.

(6) Includes (i) 5,000 shares, which may be purchased at $1.13 per share; (ii) 10,000 shares, which may be purchased at $0.95 per share; (iii) 10,000 shares, which may be purchased at $.94 per share; (iv) 2,500 shares, which may be purchased at $1.12 per share; and (v) 20,000 shares which may be purchased at $.85 per share under immediately exercisable options.

(7) Includes exercisable options to purchase 2,275,347 shares of common stock.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson's equity compensation plans as of December 31, 2008.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,859,843	$1.19	3,360,000

Equity compensation plans not approved by security holders (1)	100,000	$1.88	- -

Total	2,959,843	$1.21	3,360,000

__________________________

  Represents three-year warrants, issued to our lenders, in connection with an amendment to our credit facility.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

In September 2007, the Board established a Nominating Committee consisting of Messrs. Abbatecola, Monetta and Zugibe, and which is responsible for recommending to the independent directors nominees for election to the Board. Nominations to the Board are made by vote of the independent directors of the Board.

The members of our Audit Committee of our Board of Directors are Messrs. Abbatecola, Monetta, and Morch, all of whom are independent as defined under NASDAQ marketplace rules.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2008 and 2007, the review of the financial statements included in the Company's Form 10-K for 2008 and Form 10-KSB for 2007 totaled $209,200 and $140,000, respectively.

Audit-Related Fees. In 2008, the aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements was $1,000. In 2007, the aggregate fees billed by BDO Seidman, LLP for professional services rendered for assurance and related services that are reasonable related to the performance of the audit or review of the Company's financial statements totaled $13,000.

Tax Fees. In 2008 and 2007 the aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice totaled $30,000 and $11,000, respectively.

All Other Fees: In 2008 all other fees billed by BDO Seidman LLP for professional services rendered other than the services described in the paragraphs caption "Audit Fees", "Audit Related Fees" and "Tax Fees" were $20,000. In 2007, the Company did not utilize BDO Seidman, LLP for products and services, other than the services described in the paragraphs caption "Audit Fees", "Audit Related Fees" and "Tax Fees."

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2008. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

Part IV

Item 15. Exhibits, Financial Statement and Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (12)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (7)
10.6	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.7	Form of Non-Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (7)
10.8	2004 Stock Incentive Plan. *
10.9	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (8)
10.10	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (8)
10.11	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (8)
10.12	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (9)
10.13	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (9)
10.14	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended (17)*
10.15	Agreement with Brian F. Coleman, as amended (17)*
10.16	Agreement with James R. Buscemi, as amended (17)*
10.17	Agreement with Charles F. Harkins, as amended (17)*
10.18	Agreement with Stephen P. Mandracchia, as amended (17)*
10.19	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (13)
10.20	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (13)
10.21	Amended and Restated Revolving Note, dated June 26, 2007. (13)
10.22	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (13)
10.23	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (13)
10.24	Stock Purchase Agreement between Hudson Technologies, Inc. and Fleming Funds, dated June 28, 2007. (13)
10.25	Stock Purchase Agreement between Kevin J. Zugibe and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (13)
10.26	Stock Purchase Agreement between Stephen P. Mandracchia and Fleming, U.S. Discovery Fund III, L.P., dated June 28, 2007. (13)
10.27	Stock Purchase Agreement between Brian F. Coleman and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (13)

10.28	Stock Purchase Agreement between James R. Buscemi and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (13)
10.29	Stock Purchase Agreement between Hudson Technologies, Inc., Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. dated September 25, 2007. (14)
10.30	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (15)
10.31	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (15).
10.32	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (15)
10.33	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,666.67. (15)
10.34	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333.33. (15)
10.35	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (15)
10.36	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000 . (15)
10.37	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (15)
10.38	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (15)
10.39	2008 Stock Incentive Plan. (16)
10.40	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (17)
10.41	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (17)
10.42	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (17)
10.43	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (17)
14	Code of Business Conduct and Ethics. (10)
21	Subsidiaries of the Registrant. (17)
23.1	Consent of BDO Seidman, LLP. (17)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (17)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (17)
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended September 30, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2004.
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the quarter ended June 30, 2005
(10)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, dated December 13, 2005, and filed May 31, 2005.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Report of Form 8-K, dated March 8, 2006, and filed March 14, 2006.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the quarter ended September 30, 2007.

(13)	Incorporated by reference to the comparable exhibit filed with the Company's Form TO filed June 29, 2007.
(14)	Incorporated by reference to the comparable exhibit file to the Company's Form 8-K filed September 25, 2007.
(15)	Incorporated by reference to comparable exhibit filed with the Company's Form 8-K filed April 22, 2008.
(16)	Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed July 29, 2008.

(17)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	33
Audited Consolidated Financial Statements:
• Consolidated Balance Sheets	34
• Consolidated Statements of Operations	35
• Consolidated Statements of Stockholders' Equity	36
• Consolidated Statements of Cash Flows	37
• Notes to the Consolidated Financial Statements	38

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Valhalla, New York

March 4, 2009

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$ 214	$ 283
Trade accounts receivable - net	1,731	1,746
Inventories	23,613	12,602
Prepaid expenses and other current assets	665	242
Total current assets	26,223	14,873

Property, plant and equipment, less accumulated depreciation and amortization	2,921	2,881
Other assets	158	46
Deferred tax asset	4,120	1,520
Intangible assets, less accumulated amortization	73	66
Total Assets	$33,495	$19,386
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 5,590	$ 3,568
Accrued payroll	1,010	638
Short-term debt and current maturities of long-term debt	8,524	3,124
Total current liabilities	15,124	7,330
Long-term debt, less current maturities	5,665	6,493
Total Liabilities	20,789	13,823

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 19,424,533 and 19,072,264	194	191
Additional paid-in capital	35,820	35,349
Accumulated deficit	(23,308)	(29,977)
Total Stockholders' Equity	12,706	5,563

Total Liabilities and Stockholders' Equity	$33,495	$19,386
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2008	2007

Revenues	$33,167	$26,894
Cost of sales	21,857	20,041
Gross Profit	11,310	6,853

Operating expenses:
Selling and marketing	2,118	1,514
General and administrative, includes $59 and $511 for share-based payment arrangements	3,776	3,355
Compensation expense for stock purchases	--	4,338
Total operating expenses	5,894	9,207

Operating income (loss)	5,416	(2,354)

Other income (expense):
Interest expense	(1,170)	(768)
Other income	3	22
Total other income (expense)	(1,167)	(746)

Income (loss) before income taxes	4,249	(3,100)

Income tax benefit	(2,420)	(1,139)

Net income (loss)	$6,669	($1,961)
	=========	=========

Net income (loss) per common share - basic	$ 0.35	($ 0.09)
	=========	=========
Net income (loss) per common share - diluted	$ 0.33	($ 0.09)
	=========	=========
Weighted average number of shares outstanding - basic	19,271,530	22,214,197
	=============	=============
Weighted average number of shares outstanding - diluted	20,306,207	22,214,197
	=============	=============

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)
	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2006	25,915,464	$259	$35,765	($28,016)	$ 8,008

Issuance of common stock upon exercise of stock options	5,000	--	4	--	4

Value of share- based arrangements	--	--	511	--	511

Purchase of common stock	(6,848,200)	(68)	(5,269)	--	(5,337)

Compensation expense for stock purchases	--	--	4,338	--	4,338

Net loss	--	--	--	(1,961)	(1,961)

Balance at December 31, 2007	19,072,264	191	35,349	(29,977)	5,563

Issuance of common stock upon exercise of stock options and warrants	352,269	3	338	--	341

Value of share-based arrangements	--	--	59	--	59

Value of warrant issuances	--	--	74	--	74

Net income	--	--	--	6,669	6,669

Balance at December 31, 2008	19,424,533	$194	$35,820	($23,308)	$12,706
	===========	======	========	=========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the years ended December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$6,669	($1,961)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	547	561
Allowance for doubtful accounts	27	(65)
Amortization of deferred finance cost	18	--
Value of share-based payment arrangements	59	511
Deferred tax benefit	(2,600)	(1,268)
Compensation expense for stock purchases	--	4,338
Changes in assets and liabilities:
Trade accounts receivable	(12)	(450)
Inventories	(11,011)	(209)
Prepaid expenses and other current assets	(423)	(83)
Other assets	(57)	(13)
Accounts payable and accrued expenses	2,394	(979)
Cash provided (used) by operating activities	(4,389)	382

Cash flows from investing activities:
Additions to patents	(35)	(14)
Additions to property, plant, and equipment	(558)	(432)
Cash used by investing activities	(593)	(446)

Cash flows from financing activities:
Purchase of common stock - net	--	(5,337)
Proceeds from issuance of common stock - net	341	4
Proceeds (repayment) of short-term debt - net	5,371	(1,043)
Proceeds from long-term debt	333	7,000
Repayment of long-term debt	(1,132)	(870)
Cash provided (used) by financing activities	4,913	(246)

Decrease in cash and cash equivalents	(69)	(310)
Cash and cash equivalents at beginning of period	283	593
Cash and cash equivalents at end of period	$ 214	$ 283
	======	=======
___________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 1,198	$ 768
Cash paid for income taxes	$ 700	$ 35
Supplemental schedule of non-cash investing
and financing activities:
Debt issued in connection with purchase of property, plant and equipment	$ 333	$ 37

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chiller Chemistry®, Chill Smart®, Fluid Chemistry™ and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the "Company", "Hudson", "we", "us", "our", or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company.

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2008, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2008.

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

For the year ended December 31, 2008, no one customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 2007, one customer accounted for approximately 12% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Year Ended December 31,	2008	2007
(in thousands)
Refrigerant and reclamation sales	$29,531	$22,948
RefrigerantSide® Services	3,636	3,946
Total	$33,167	$26,894
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company has assessed the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and accordingly has adjusted its valuation allowance for this asset. Consequently, during the year ended December 31, 2008, the Company has recognized a decrease in the valuation allowance on its deferred tax assets of approximately $2,600,000 and as of December 31, 2008, the total deferred tax asset is $4,120,000.

Certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOL's, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company's net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates.

As a result of an internal revenue audit, the 2006 and prior tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2008, the various states statue of limitations remain open for tax years subsequent to 2004.

On June 28, 2007, Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. (individually and collectively "Fleming Funds") sold a total of approximately 14,900,000 shares of Hudson's common stock in a transaction involving the Company and in a separate transaction with certain members of the Company's management (the "Transactions"). Prior to the Transactions, the Fleming Funds owned in the aggregate approximately 19,100,000 shares, or 74% of the Company's outstanding common stock. Under Section 382 of the Internal Revenue Code of 1986, as amended, the sale by Fleming Funds of their shares resulted in a "change in control", which limits the Company's ability to utilize its existing NOL's to approximately $1,300,000 annually.

Income (loss) per common and equivalent shares

The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31:

	2008	2007
Numerator:
Net Income (loss)	$6,669,000	$(1,961,000)
	============	============
Denominator:
Weighted average number of shares - basic	19,271,530	22,214,197
Shares underlying options and warrants	1,034,677	--
Weighted average number of shares-diluted	20,306,207	22,214,197
	============	============

In 2008 and 2007, certain options and warrants aggregating 259,625 and 3,173,000 shares, respectively, have been excluded from the calculation of diluted shares due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbons ("HCFC") and hydroflourocarbons ("HFC"), refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon ("CFC"), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of CFC refrigerants and limited the production of HCFC refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased during the period 2010 through 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

The Company is subject to various legal proceedings. The Company assesses the merit and potential liability associated with each of these proceedings. In addition, the Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities, which would have a material adverse effect on operating results and our financial position.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB statement No. 157 ("SFAS No. 157"), "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position. The Company is currently evaluating the impact that SFAS No. 157 will have on its non-financial assets and liabilities, but the adoption is not expected to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 had no financial statement impact on the Company.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141"). FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument is Indexed to an Entity's Own Stock" ("EITF 07-5") to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FAS Statement 133 "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Adoption of EITF 07-5 will have no financial statement impact on the Company for warrants that were outstanding on December 31, 2008.

Note 2 - Other income

For the year ended December 31, 2008 and 2007 other income consisted of interest income of $3,000 and $22,000 respectively.

Note 3 - Income taxes

During the year ended December 31, 2008 and 2007, the Company was subject to federal and state income taxes for the states that allow or limit NOL's of $180,000 and $129,000 respectively. For the year ended December 31, 2008 and 2007, the Company recognized a tax benefit of $2,600,000 and $1,268,000, respectively, related to the reduction of the valuation allowance relating to its deferred tax assets.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2008	2007
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	2%
- Non-Statutory federal and state taxes	--%	(4%)
- Permanent difference for compensation expense	--%	(50%)
- Change in valuation allowance	(95%)	55%
Total	(57%)	37%
	=====	=====

As of December 31, 2008, the Company had NOL's of approximately $20,000,000 expiring 2009 through 2023. The Company's NOL's are subject to an annual limitation of $1,300,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2008	2007
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ 101	$ 86
- Reserves for doubtful accounts	91	99
- Accrued Payroll	329	--
- Inventory reserve	43	42
- NOL	7,312	8,570
Subtotal	7,876	8,797
- Valuation allowance	(3,756)	(7,277)
Total	$ 4,120	$ 1.520
	========	========

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize. The Company continues to reserve deferred tax assets relating to the utilization of NOL's for periods that it cannot reasonably predict operating results.

Note 4 - Trade accounts receivable - net

At December 31, 2008 and 2007, trade accounts receivable are net of reserves for doubtful accounts of $254,000 and $276,000, respectively.

Note 5- Inventories

Inventories consist of the following:

December 31,	2008	2007
(in thousands)
Refrigerant and cylinders	$ 5,808	$ 3,384
Packaged refrigerants	17,805	9,218
Total	$23,613	$12,602
	========	========

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2008	2007	Estimated Lives
(in thousands)
Property, plant, & equipment
- Land	$ 530	$ 228
- Buildings	830	830	39 years
- Building improvements	709	697	39 years
- Equipment	6,584	6,407	3-10 years
- Equipment under capital lease	25	124	7 years
- Vehicles	1,046	1,046	5 years
- Lab equipment and computers	675	565	3-5 years
- Furniture & fixtures	151	123	7-8 years
- Leasehold improvements	39	37	3 years
- Equipment under construction	56	40
Subtotal	10,645	10,097
Accumulated depreciation & amortization	7,724	7,216
Total	$2,921	$2,881
	=======	=======	======

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2008	2007
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$7,373	$2,002
- Long-term debt: current	1,151	1,122
Subtotal	8,524	3,124
Long-term debt:
- Building and land mortgage	1,099	846
- Capital lease obligations	35	17
- Bank term loan	5,500	6,500
- Vehicle loans	182	252
- Less: current maturities	(1,151)	(1,122)
Subtotal	5,665	6,493
Total short-term & long-term debt	$14,189	$9,617
	=======	=======

Bank credit line and term loan

On June 26, 2007 the Company entered into a credit facility with Keltic Financial Partners, LLP ("Keltic") and on April 17, 2008, Hudson amended its credit facility with Keltic and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2008, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2008 and 2007, Hudson had in the aggregate $7,373,000 and $2,002,000, respectively, of borrowings outstanding and $2,127,000 and $1,069,000, respectively, available for borrowing under the revolving line of credit. In addition, as of December 31, 2008, the Company had $5,500,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the amendment to the credit facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The $74,000, representing fair value of the warrants, is being amortized over the life of the credit facility and as of December 31, 2008 there was $55,000 unamortized debt cost, which is included in other assets on the balance sheet.

Building Mortgage

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%. As of December 31, 2008 and 2007, the Company has approximately $806,000 and $846,000, respectively, outstanding under the loan.

Land Mortgage

In April 2008, the Company purchased five acres of vacant land adjacent to its Champaign, Illinois facility for $300,000. The Company financed the purchase with a 15 year amortization loan in the amount of $300,000 with a balloon payment due on June 1, 2012. The note bears an interest rate at 6.7% and $293,000 is outstanding as of December 31, 2008,

Vehicle Loans

During 2006, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's RefrigerantSide® Services. The loans are payable in 60 monthly payments through August 2012 and bear interest from 2% to 9.5%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2009	$1,151
- 2010	1,157
- 2011	3,603
- 2012	905
Total	$6,816
======

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $43,000 at December 31, 2008 under leases, which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2009	$22
- 2010	15
37
Less Interest Expense	(2)
Total	$35
====

Note 8 - Stockholders' equity

On June 28, 2007, the Company purchased and retired approximately 5,700,000 shares of its common stock from the Fleming Funds at a purchase price of $0.65 per share, for total consideration of approximately $3,700,000. Additionally, certain members of the Company's management, in separate private transactions, purchased approximately 9,200,000 shares of the Company's common stock from the Fleming Funds at a purchase price of $0.65 per share, for a total consideration of approximately $6,000,000. The shares purchased by management are unregistered shares and management did not receive registration rights in connection with the purchase of their shares.

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

The sale on June 28, 2007 by the Fleming Funds to certain members of the Company's management of approximately 9,200,000 shares at a purchase price of $0.65 per share required the Company to incur a non-cash, non-recurring compensation expense and a corresponding increase to additional paid-in capital of approximately $4,338,000, both of which were recognized in the quarter ended June 30, 2007, which represents the difference between the market value of the Company's common stock on June 28, 2007 and the purchase price of the common stock. The Company's net worth was unaffected by the $4,338,000 non-cash, non-recurring charge.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 1, 2013.

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$ 25,000	Month to Month
Baton Rouge, Louisiana	$ 27,000	10/2009
Champaign, Illinois	$230,000	12/2011
Charlotte, North Carolina	$ 65,000	11/2009
Orangeburg, New York	$172,000	6/2011
Pearl River, New York	$103,000	2/2013
Pottsboro, Texas	$ 18,000	8/2011
Hampstead, New Hampshire	$ 21,000	8/2010

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2008 and 2007 totaled approximately $440,000 and $404,000, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2009	$636
- 2010	522
- 2011	429
- 2012	110
-2013	28
Total	$1,725
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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Facility, until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2008, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through March 31, 2010. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Facility, as a result of the 1999 release, was nominated by the EPA for listing on the National Priorities List ("NPL") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA.") The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing of the Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

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

During the years ended December 31, 2008 and 2007, the Company incurred $34,000 and $9,000, respectively, in additional remediation costs in connection with the matters above and such amount has been included as a component of general and administrative expenses. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which currently expires in October 2010 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $192,800 with such increases and bonuses as the Board may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 10 - Share-Based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the year ended December 31, 2008 and 2007, the share-based compensation expense of $59,000 and $511,000 respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive (the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of December 31, 2008, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's Common stock and, as of December 31, 2008 there were 3,360,000 shares of the Company's Common stock available for issuance for future stock option grants.

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

During the years ended December 31, 2008 and 2007, the Company issued 220,000 and 970,000 stock options, respectively, and the fair value of these awards was $133,000 and $417,000. At December 31, 2008, there was $74,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended December 31,	2008	2007
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	1.7% to 2.9%	3.5%
Expected volatility	52% to 55%	55%
Expected lives	2 to 5 years	5 years

A summary of the status of the Company's Plans as of December 31, 2008 and 2007 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,287,143	$1.47
Granted	970,000	$ 0.85
Forfeited	(242,500)	$3.07
Exercised	(5,000)	$0.85
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	220,000	$1.44
Forfeited	(60,000)	$1.09
Exercised	(309,800)	$ 0.97
Outstanding at December 31, 2008	2,859,843	$1.19
	=========

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2008 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,859,843	7.2 years	$1.19
Options vested	2,763,970	7.4 years	$1.19

The following is the intrinsic value at December 31, 2008 of:

Options outstanding	$792,000
Options vested	$ 13,000
Options exercised	$496,000

The intrinsic value of options exercised during the year ended December 31, 2007 period was $4,000

The following is the weighted average fair value for the year ended December 31, 2008 of:

Options granted	$1.44
Options vested	$1.71

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.
By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 5, 2009
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 5, 2009
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 5, 2009
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 5, 2009
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 5, 2009
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 5, 2009
Otto C. Morch

Index to Exhibits
Exhibit Number	Description
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (12)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (7)
10.6	Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.7	Form of Non-Incentive Stock Option Agreement under the 1997 Stock Option Plan of the Company with full vesting upon issuance. (7)
10.8	2004 Stock Incentive Plan. *
10.9	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (8)
10.10	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (8)
10.11	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (8)
10.12	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (9)
10.13	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (9)
10.14	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended (17)
10.15	Agreement with Brian F. Coleman, as amended (17)
10.16	Agreement with James R. Buscemi, as amended (17)
10.17	Agreement with Charles F. Harkins, as amended (17)
10.18	Agreement with Stephen P. Mandracchia, as amended (17)*
10.19	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (13)
10.20	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (13)
10.21	Amended and Restated Revolving Note, dated June 26, 2007. (13)
10.22	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (13)
10.23	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (13)
10.24	Stock Purchase Agreement between Hudson Technologies, Inc. and Fleming Funds, dated June 28, 2007. (13)
10.25	Stock Purchase Agreement between Kevin J. Zugibe and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (13)
10.26	Stock Purchase Agreement between Stephen P. Mandracchia and Fleming, U.S. Discovery Fund III, L.P., dated June 28, 2007. (13)
10.27	Stock Purchase Agreement between Brian F. Coleman and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (13)

10.28	Stock Purchase Agreement between James R. Buscemi and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (13)
10.29	Stock Purchase Agreement between Hudson Technologies, Inc., Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. dated September 25, 2007. (14)
10.30	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (15)
10.31	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (15).
10.32	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (15)
10.33	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,666.67. (15)
10.34	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333.33. (15)
10.35	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (15)
10.36	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000 . (15)
10.37	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (15)
10.38	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (15)
10.39	2008 Stock Incentive Plan. (16)
10.40	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (17)
10.41	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (17)
10.42	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (17)
10.43	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (17)
14	Code of Business Conduct and Ethics. (10)
21	Subsidiaries of the Registrant. (17)
23.1	Consent of BDO Seidman, LLP. (17)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (17)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (17)
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-QSB for the quarter ended September 30, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the year ended December 31, 2004.

(9)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the quarter ended June 30, 2005
(10)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, dated December 13, 2005, and filed May 31, 2005.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Report of Form 8-K, dated March 8, 2006, and filed March 14, 2006.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 10-KSB for the quarter ended September 30, 2007.
(13)	Incorporated by reference to the comparable exhibit filed with the Company's Form TO filed June 29, 2007.
(14)	Incorporated by reference to the comparable exhibit file to the Company's Form 8-K filed September 25, 2007.
(15)	Incorporated by reference to comparable exhibit filed with the Company's Form 8-K filed April 22, 2008.
(16)	Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(17)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.