Form 10-Q
period 2009-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2009-05-07
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

______________________

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3641539 (I.R.S. Employer Identification No.)

1 Blue Hill Plaza
Suite 1541 Pearl River, New York (Address of principal executive offices)	10965 (Zip Code)

Registrant's telephone number, including area code	(845) 735-6000

(Former name, former address, and former fiscal year, if changed since last report)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (SECTION 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

[ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer (do not check if a smaller reporting company) [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common stock, $0.01 par value	19,429,533 shares
Class	Outstanding at April 30, 2009

Hudson Technologies, Inc.

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,856	$ 214
Trade accounts receivable - net of allowance for doubtful
accounts of $261 and $254	4,828	1,731
Inventories	21,908	23,613
Prepaid expenses and other current assets	291	293
Deferred tax assets	541	372
Total current assets	30,424	26,223

Property, plant and equipment, less accumulated depreciation and amortization	2,968	2,921
Other assets	152	158
Deferred tax assets	4,120	4,120
Intangible assets, less accumulated amortization	70	73
Total Assets	$37,734	$33,495
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,831	$ 5,590
Accrued payroll	1,104	1,010
Short-term debt and current maturities of long-term debt	14,981	8,524
Total current liabilities	19,916	15,124
Long-term debt, less current maturities	5,376	5,665
Total Liabilities	25,292	20,789

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 19,429,533	194	194
Additional paid-in capital	35,831	35,820
Accumulated deficit	(23,583)	(23,308)
Total Stockholders' Equity	12,442	12,706

Total Liabilities and Stockholders' Equity	$37,734	$33,495
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2009	2008

Revenues	$6,583	$11,366
Cost of sales	5,459	7,770
Gross Profit	1,124	3,596

Operating expenses:
Selling and marketing	501	551
General and administrative	726	989
Total operating expenses	1,227	1,540

Operating income (loss)	(103)	2,056

Other income (expense):
Interest expense	(341)	(254)
Interest income	--	1
Total other income (expense)	(341)	(253)

Income (loss) before income taxes	(444)	1,803

Income tax provision (benefit)	(169)	52

Net income (loss)	($275)	$1,751
	=======	=======

Net income (loss) per common share - Basic and Diluted	($0.01)	$ 0.09
	=======	=======
Weighted average number of shares
outstanding - Basic	19,424,950	19,072,264
	===========	===========
Weighted average number of shares
outstanding - Diluted	19,424,950	19,521,362
	===========	===========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	($275)	$1,751
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Depreciation and amortization	155	130
Allowance for doubtful accounts	4	30
Value of share-based payment arrangements	6	--
Amortization of deferred finance costs	6	--
Deferred tax assets	(169)	0
Changes in assets and liabilities:
Trade accounts receivable	(3,101)	(3,944)
Inventories	1,705	(1,051)
Prepaid and other assets	2	(107)
Accounts payable and accrued expenses	(1,665)	2,343
Cash used by operating activities	(3,332)	(848)

Cash flows from investing activities:
Additions to patents	(5)	(4)
Additions to property, plant, and equipment	(195)	(97)
Cash used by investing activities	(200)	(101)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	6	--
Proceeds from short-term debt - net	6,456	1,744
Repayment of long-term debt	(288)	(282)
Cash provided by financing activities	6,174	1,462

Increase in cash and cash equivalents	2,642	513
Cash and cash equivalents at beginning of period	214	283
Cash and cash equivalents at end of period	$2,856	$ 796
	=======	=======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$320	$ 247
Cash paid for income taxes	$ 7	$ 139

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2008. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2009, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2009 and December 31, 2008.

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

For the three month period ended March 31, 2009, one customer accounted for approximately 11% of the Company's revenues. For the three month period ended March 31, 2008, one customer accounted for approximately 14% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31, (in thousands, unaudited)	2009	2008
Refrigerant and reclamation sales	$6,011	$10,701
RefrigerantSide® Services	572	665
Total	$6,583	$11,366

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company has assessed the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and accordingly has adjusted its valuation allowance for this asset. As of March 31, 2009, the net deferred tax asset is $4,120,000.

Certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOL's, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company's net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a "change in control", as defined by the Internal Revenue Service, which limits the Company's ability to utilize its existing NOL's, the Company's NOL's are limited to use of approximately $1,300,000 annually.

As a result of an internal revenue audit, the 2006 and prior tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2008, the various states' statutes of limitations remain open for tax years subsequent to 2004.

Income (loss) per common and equivalent shares

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Month Period Ended March 31,
	2009	2008
	(unaudited)
Numerator:
Net income (loss)	($275,000)	$1,751,000
	==========	===========
Denominator:
Weighted average number of shares - basic	19,424,950	19,072,264
Shares underlying options and warrants	--	449,098
Weighted average number of shares-diluted	19,424,950	19,521,362
	==========	==========

In 2009 and 2008, certain options and warrants aggregating 2,954,843 and 1,906,744 shares, respectively, have been excluded from the calculation of diluted shares due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbons ("HCFC") and hydroflourocarbons ("HFC"), refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon ("CFC"), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of CFC refrigerants and limited the production of HCFC refrigerants. Additionally, effective January 2004, the Act further limited the production of HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument is Indexed to an Entity's Own Stock" ("EITF 07-5") to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FAS Statement 133 "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Adoption of EITF 07-5 did not have a financial statement impact on the Company.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2009 and 2008, the share-based compensation expense of $6,000 and none respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive (the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of March 31, 2009, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's Common stock and, as of March 31, 2009 there were 3,360,000 shares of the Company's Common stock available for issuance for future stock option grants.

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

During the three month period ended March 31, 2009 and 2008, the Company issued none and 180,000 stock options, respectively, and the fair value of these awards was none and $96,000, respectively. At March 31, 2009, there was $68,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Three Month Period Ended March 31,	2009	2008
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	1.7% to 2.9%	2.9%
Expected volatility	52% to 55%	55%
Expected lives	2 to 5 years	5 years

A summary of the status of the Company's Plans as of December 31, 2008 and March 31, 2009 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	220,000	$1.44
Forfeited	(60,000)	$1.09
Exercised	(309,800)	$0.97
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(5,000)	$1.13
Outstanding at March 31, 2009	2,854,843	$1.19
	==========	=====

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2009 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,854,843	6 years	$1.19
Options vested	2,773,367	6 years	$1.14

The following is the intrinsic value at March 31, 2009 of:
Options outstanding	$1,120,000
Options vested	$ 5,000
Options exercised	$ 6,000

The intrinsic value of options exercised during the year ended December 31, 2008 was $496,000

The following is the weighted average fair value for the three month period ended March 31, 2009 of:
Options granted	None
Options vested	$1.14

Note 3 - Debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP ("Keltic") and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000. On March 20, 2009, the facility was temporarily increased to $17,000,000 and effective July 15, 2009 the facility will return to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2009, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2009, Hudson had in the aggregate $11,829,000 of borrowings outstanding and $27,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2009, the Company had $5,250,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the amendment to the credit facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The $74,000, representing fair value of the warrants, is being amortized over the life of the credit facility and as of March 31, 2009 there was $49,000 unamortized debt cost, which is included in other assets on the balance sheet.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate individual for a period of six months at an interest rate of 10% per annum. These borrowings were subordinated to the credit facility with Keltic and Bridge.

On March 26, 2009, the Company borrowed $1,000,000 from a related party for a period of six months at an interest rate of 10% per annum. These borrowings were subordinated to the credit facility with Keltic and Bridge.

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

Sales of refrigerants continue to represent a significant portion of the Company's revenues. Certain of the Company's refrigerant sales are CFC based refrigerants, which are no longer manufactured. The demand for CFC based refrigerants has and will continue to decrease as equipment that utilizes non-CFC based refrigerants displaces those units that utilize CFC based refrigerants. The Company has increased its refrigerant sales from non-CFC based refrigerants, including HCFC and HFC refrigerants. The Act limits the production of HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain HCFC refrigerants. Under the Act, production of certain HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all

HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source CFC based or non-CFC based refrigerants on commercially reasonable terms or at all, or the demand for CFC based or non-CFC based refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

Results of Operations

Three Month Period ended March 31, 2009 as compared to the year ended March 31, 2008

Revenues for the three month period ended March 31, 2009 were $6,583,000, a decrease of $4,783,000 or 42% from the $11,366,000 reported during the comparable 2008 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $4,690,000 and a decrease in RefrigerantSide® Services revenues of $93,000. The decrease in refrigerant revenues is primarily related to a decrease in the number of pounds sold. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the numbers of jobs completed when compared to the same period of 2008.

Cost of sales for the three month period ended March 31, 2009 was $5,459,000, a decrease of $2,311,000 or 30% from the $7,770,000 reported during the comparable 2008 period. The decrease in cost of sales was primarily due to the decrease in the number of pounds sold. As a percentage of sales, cost of sales was 83% of revenues for 2009, an increase from the 68% reported for the comparable 2008 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the cost per pound of refrigerants sold.

Operating expenses for the three month period ended March 31, 2009 were $1,227,000 a decrease of $313,000 from the $1,540,000 reported during the comparable 2008 period. The decrease in operating expenses was primarily related to decreased payroll expenses and professional fees.

Other income (expense) for the three month period ended March 31, 2009 was ($341,000), compared to the ($253,000) reported during the comparable 2008 period. Other income (expense) includes interest expense of $341,000 and $254,000 for the comparable 2009 and 2008 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense (benefit) for the three month period ended March 31, 2009 and 2008 was ($169,000) and $52,000 respectively. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income in future periods.

Net loss for the three month period ended March 31, 2009 was ($275,000) compared to net income of $1,751,000 net loss reported during the comparable 2008 period. The decrease in net income in the 2009 period was primarily due to a decrease in gross profit from refrigerant revenues, partially offset by a decrease in payroll expense and professional fees and by an increase in the income tax benefit recorded in 2009.

Liquidity and Capital Resources

At March 31, 2009, the Company had working capital, which represents current assets less current liabilities, of $10,508,000 a decrease of $591,000 from the working capital of $11,099,000 at December 31, 2008. The decrease in working capital is primarily attributable to net loss during the 2009 period.

Inventory and trade receivables are principal components of current assets. At March 31, 2009, the Company had inventories of $21,908,000 a decrease of $1,705,000 or 7% from the $23,613,000 at December 31, 2008. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants. At March 31, 2009, the Company had trade receivables, net of allowance for doubtful accounts of $4,828,000 an increase of $3,097,000 from the $1,731,000 at December 31, 2008. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the three month period ended March 31, 2009, was $3,332,000 compared with net cash used by operating activities of $848,000 for the comparable 2008 period. Net cash used by operating activities for the 2009 period was primarily attributable to an increase in accounts receivable of $3,101,000 and a reduction in accounts payable of $1,665,000 partially offset by a decrease in inventory of $1,705,000.

Net cash used by investing activities for the three month period ended March 31, 2009, was $200,000 compared with net cash used by investing activities of $101,000 for the prior comparable 2008 period. The net cash used by investing activities for the 2009 period was primarily related to investment in general purpose equipment and purchase of land in Champaign, Illinois.

Net cash provided by financing activities for the three month period ended March 31, 2009, was $6,174,000 compared with net cash provided by financing activities of $1,462,000 for the comparable 2008 period. The net cash provided by financing activities for the 2009 period was due to borrowings under the Company's revolving line of credit and proceeds from additional indebtedness partially offset by repayments of long term debt.

At March 31, 2009, the Company had cash and cash equivalents of $2,856,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2009 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2009 (in 000's):

	Twelve Month Period ended March 31,
					2014
	2010	2011	2012	2013	and after	Total
Long and short term debt and capital lease	$16,227	$2,288	$4,582	$ --	$ --	$23,097
obligations (1) & (2)
Operating leases	636	522	429	110	28	1,725

Total contractual cash obligations	$16,863	$2,810	$5,011	$110	$ 28	$24,822
	=======	======	======	======	======	======

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as March 31, 2009.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of March 31, 2009 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility with Keltic and Bridge, which expires on June 20, 2011.

On June 26, 2007, the Company entered into a credit facility with Keltic and on April 17, 2008, Hudson amended its credit facility with Keltic and secured participation from Bridge to provide for borrowings up to $15,000,000. On March 20, 2009, the facility was temporarily increased to $17,000,000 and effective July 15, 2009, the facility will return to $15,000,000. The facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2009, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the credit facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2009, Hudson had in the aggregate $11,829,000 of borrowings outstanding and $27,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2009, the Company had $5,250,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the amendment to the credit facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the credit facility.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate individual for a period of six months at an interest rate of 10% per annum. These borrowings were subordinated to the credit facility with Keltic and Bridge.

On March 26, 2009, the Company borrowed $1,000,000 from a related party for a period of six months at an interest rate of 10% per annum. These borrowings were subordinated to the credit facility with Keltic and Bridge.

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

For the three month period ended March 31, 2009, one customer accounted for approximately 11% of the Company's revenues. For the three month period ended March 31, 2008, one customer accounted for approximately 14% of the Company's revenues.

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

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument Is Indexed to an Entity's Own Stock" ("EITF 07-5") to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FASB Statement 133 "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Adoption of EITF 07-5 did not have a financial statement impact on the Company.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4 - Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2008.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1 Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009.
10.2 Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009.
10.3 10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo.
10.4 General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009.
10.5 Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009.
10.6 Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009.
10.7 10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Catherine Zugibe.
10.8 General Security Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009.
10.9 Subordination and Intercreditor Agreement between Catherine Zugibe, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009.
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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 6, 2009
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 6, 2009
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number Exhibit Title

10.1 Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009.
10.2 Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009.
10.3 10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo.
10.4 General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009.
10.5 Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009.
10.6 Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009.
10.7 10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Catherine Zugibe.
10.8 General Security Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009.
10.9 Subordination and Intercreditor Agreement between Catherine Zugibe, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009.

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