Form 10-Q
period 2009-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2009-08-13
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2009

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

Non-accelerated filer (do not check if a smaller reporting company) [   ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	19,429,533 shares
Class	Outstanding at July 31, 2009

Hudson Technologies, Inc.

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 518	$ 214
Trade accounts receivable - net of allowance for doubtful
accounts of $291 and $254	5,348	1,731
Inventories	18,019	23,613
Prepaid expenses and other current assets	355	293
Deferred tax assets	441	372
Total current assets	24,681	26,223

Property, plant and equipment, less accumulated depreciation and amortization	3,018	2,921
Other assets	133	158
Deferred tax assets	4,120	4,120
Intangible assets, less accumulated amortization	72	73
Total Assets	$32,024	$33,495
	========	========

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable and accrued expenses
	$ 2,518	$ 5,590
Accrued payroll	866	1,010
Short-term debt and current maturities of long-term debt	10,912	8,524
Total current liabilities	14,296	15,124
Long-term debt, less current maturities	5,117	5,665
Total Liabilities	19,413	20,789

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 19,429,533 and 19,424,533	194	194
Additional paid-in capital	35,837	35,820
Accumulated deficit	(23,420)	(23,308)
Total Stockholders' Equity	12,611	12,706

Total Liabilities and Stockholders' Equity	$32,024	$33,495
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2009	2008	2009	2008

Revenues	$8,317	$13,089	$14,900	$24,455
Cost of sales	6,397	7,945	11,856	15,715
Gross Profit	1,920	5,144	3,044	8,740

Operating expenses:
Selling and marketing	499	568	1,000	1,119
General and administrative	728	771	1,454	1,760
Total operating expenses	1,227	1,339	2,454	2,879

Operating income	693	3,805	590	5,861

Other income (expense):
Interest expense	(429)	(315)	(770)	(569)
Interest income	--	1	--	2
Total other income (expense)	(429)	(314)	(770)	(567)

Income (loss) before income taxes	264	3,491	(180)	5,294

Income tax provision (benefit)	100	492	(69)	544

Net income (loss)	$164	$2,999	($111)	$4,750
	=========	=========	=========	=========

Net income (loss) per common share - Basic	$0.01	$0.16	($0.01)	$0.25
	=====	=====	=====	=====
Net income (loss) per common share - Diluted	$0.01	$0.15	($0.01)	$0.23
	=====	=====	=====	=====
Weighted average number of shares
outstanding - Basic	19,429,533	19,339,551	19,426,200	19,184,409
	===========	===========	===========	===========
Weighted average number of shares
outstanding - Diluted	20,218,083	20,464,163	19,426,200	20,259,665
	===========	===========	===========	===========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	($111)	$4,750
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Depreciation and amortization	254	268
Allowance for doubtful accounts	34	60
Amortization of deferred finance costs	12	--
Issuance of stock options for services	--	12
Value of share-based payment arrangements	11	--
Changes in assets and liabilities:
Trade accounts receivable	(3,652)	(5,749)
Inventories	5,594	(2,615)
Prepaid expenses and other current assets	(62)	(158)
Other assets	14	(72)
Deferred tax assets	(69)	--
Accounts payable and accrued expenses	(3,216)	(30)
Cash used by operating activities	(1,191)	(3,534)

Cash flows from investing activities:
Additions to patents	(15)	(4)
Additions to property, plant, and equipment	(335)	(462)
Cash used by investing activities	(350)	(466)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	6	395
Proceeds from short-term debt - net	2,375	4,411
Repayment of long-term debt	(536)	(565)
Proceeds of long-term debt	--	300
Cash provided by financing activities	1,845	4,541

Increase in cash and cash equivalents	304	541
Cash and cash equivalents at beginning of period	214	283
Cash and cash equivalents at end of period	$518	$824
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$730	$637
Cash paid for income taxes	$ 8	$194

Supplemental disclosure of non-cash investing and financing activities
Deferred financing costs	$ 83	$ 68

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2008. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2009, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2009 and December 31, 2008.

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

For the six month period ended June 30, 2009, one customer accounted for approximately 11% of the Company's revenues. For the six month period ended June 30, 2008, one customer accounted for approximately 11% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six Month Period Ended June 30, (in thousands, unaudited)	2009	2008
Refrigerant and reclamation sales	$13,141	$22,529
RefrigerantSide® Services	1,759	1,926
Total	$14,900	$24,455

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of June 30, 2009, the net deferred tax asset is $4,561,000.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2008, the various states' statutes of limitations remain open for tax years subsequent to 2004.

Income (loss) per common and equivalent shares

If diluted, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of dilutive earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows:

($ amounts in 000's):
	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2009	2008	2009	2008

Net Income (loss)	$164	$2,999	$(111)	$4,750
	=====	=====	=====	=====
Weighted average number of shares - basic	19,429,533	19,339,551	19,426,200	19,184,409
Shares underlying warrants	--	56,174	--	56,174
Shares underlying options	788,550	1,068,438	--	1,019,082
Weighted average number of shares outstanding - diluted	20,218,083	20,464,163	19,426,200	20,259,665
	========	========	========	========

For the three month period ended June 30, 2009 and 2008 certain options and warrants aggregating 707,750 and none shares, respectively have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

For the six month period ended June 30, 2009 and 2008 certain options and warrants aggregating 2,954,843 and 219,625 shares, respectively have been excluded from the calculation of diluted shares, due the fact that their effect would be anti-dilutive.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month period ended June 30, 2009 and 2008, the share-based compensation expense of $11,000 and none respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive (the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of June 30, 2009, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's Common stock and, as of June 30, 2009 there were 3,360,000 shares of the Company's Common stock available for issuance for future stock option grants.

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

During the six month period ended June 30, 2009 and 2008, the Company issued none and 180,000 stock options, respectively, and the fair value of these awards was none and $96,000, respectively. At June 30, 2009, there was $62,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Six Month Period Ended June 30,	2009	2008
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	1.7%	2.9%
Expected volatility	52%	55%
Expected lives	2 to 5 years	2 to 5 years

A summary of the status of the Company's Plans as of December 31, 2008 and June 30, 2009 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	220,000	$1.44
Forfeited	(60,000)	$1.09
Exercised	(309,800)	$0.97
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(5,000)	$1.13
Outstanding at June 30, 2009	2,854,843	$1.19
	=========

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2009 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,854,843	6 years	$1.19
Options vested	2,787,765	6 years	$1.14

The following is the intrinsic value at June 30, 2009 of:

Options outstanding	$ 728,000
Options vested	$ 5,000
Options exercised	$ 6,000

The intrinsic value of options exercised during the year ended December 31, 2008 was $496,000

The following is the weighted average fair value for the six month period ended June 30, 2009 of:

Options granted	None
Options vested	$1.14

Note 3 - Debt

On April 17, 2008, Hudson, through its subsidiary Hudson Technologies Company ("HTC"), entered into an amendment to the credit facility (the "Facility") between HTC and Keltic Financial Partners, LLP ("Keltic") to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On March 20, 2009, the Facility was temporarily increased to $17,000,000. On July 15, 2009, this temporary increase of the Facility was extended to September 15, 2009 at which time the Facility will return to $15,000,000. The Facility consists of a revolving line of credit and term loans, which expire on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2009, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2009, Hudson had $7,657,000 of borrowings outstanding and $2,252,000 available for borrowing under the revolving line of credit. In addition, as of June 30, 2009 Hudson had $5,000,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the April 2008 amendment to the Facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The $74,000, representing fair value of the warrants, is being amortized over the life of the credit facility and as of June 30, 2009 there was $43,000 of unamortized debt cost, which is included in other assets on the balance sheet.

On July 15, 2009, HTC entered into a Waiver to Loan Agreement with respect to the Facility which, among other things, waived HTC's failure to achieve minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the fiscal quarter ending June 30, 2009, tested on a rolling twelve month basis, as required under the Loan Agreement.

On August 13, 2009, HTC entered into an amendment to the Facility which, among other things, reset the minimum EBITDA convent calculation for the quarter ended September 30, 2009, and through the remaining term of the Facility.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate individual for a period of six months at an interest rate of 10% per annum. These borrowings are subordinated to the credit facility with Keltic and Bridge.

On March 26, 2009, the Company borrowed $1,000,000 from a related party for a period of six months at an interest rate of 10% per annum. These borrowings are subordinated to the credit facility with Keltic and Bridge.

Note 4 - Subsequent Events

On September 5, 2008, the Company's Shelf Registration on Form S-3 ("the Shelf Registration") was declared effective by the SEC.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with Roth Capital Partners, ("Roth"), engaging Roth to act as placement agent for a registered direct offering under the Shelf Registration to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "Offering").

An initial closing of the Offering was held on August 5, 2009, at which time, Hudson sold 1,400,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000. Under the Offering, Hudson may sell up to another 2,470,000 shares of its common stock but there can be no assurance that any additional shares will be sold. Moreover, pursuant to the Board of Directors discretion, the Offering may be cancelled at any time without any additional sale of common stock. The Offering is expected to terminate no later than August, 21, 2009. As placement agent for the Offering, Roth will receive a fee equal to 6% of the gross proceeds from the Offering, warrants to purchase 5% of the total shares sold in the Offering at an exercise price of $1.4375 per share, plus reimbursement of its expenses up to 1% of the proceeds from the Offering.

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

Results of Operations

Three Month Period ended June 30, 2009 as compared to the three month period ended June 30, 2008

Revenues for the three month period ended June 30, 2009 were $8,317,000, a decrease of $4,772,000 or 37% from the $13,089,000 reported during the comparable 2008 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $4,698,000 and a decrease in RefrigerantSide® Services revenues of $74,000. The decrease in refrigerant revenues is primarily related to a decrease in the number of pounds of certain refrigerant sold. The decrease in RefrigerantSide® Services was attributable to a decrease in the numbers of jobs completed when compared to the same period of 2008.

Cost of sales for the three month period ended June 30, 2009 was $6,397,000, a decrease of $1,548,000 or 20% from the $7,945,000 reported during the comparable 2008 period. The decrease in cost of sales was primarily due to the decrease in the number of pounds sold. As a percentage of sales, cost of sales was 77% of revenues for 2009, an increase from the 61% reported for the comparable 2008 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the cost per pound of refrigerants sold.

Operating expenses for the three month period ended June 30, 2009 were $1,227,000 a decrease of $112,000 from the $1,339,000 reported during the comparable 2008 period. The decrease in operating expenses was primarily related to decreased payroll expenses and professional fees.

Other income (expense) for the three month period ended June 30, 2009 was ($429,000), compared to the ($314,000) reported during the comparable 2008 period. Other income (expense) includes interest expense of $429,000 and $315,000 for the comparable 2009 and 2008 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense for the three month period ended June 30, 2009 and 2008 was $100,000 and $492,000 respectively. The decrease in income tax expense was attributable to a reduction in net income in 2009 when compared to 2008.

Net income for the three month period ended June 30, 2009 was $164,000 compared to net income of $2,999,000 reported during the comparable 2008 period. The decrease in net income in the 2009 period was primarily due to a decrease in gross profit from refrigerant revenues, and an increase in interest expense, partially offset by a decrease in payroll expense and professional fees and a decrease in the income tax provision recorded in 2009.

Six Month Period ended June 30, 2009 as compared to the six month period ended June 30, 2008

Revenues for the six month period ended June 30, 2009 were $14,900,000, a decrease of $9,555,000 or 39% from the $24,455,000 reported during the comparable 2008 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $9,389,000 and a decrease in RefrigerantSide® Services revenues of $166,000. The decrease in refrigerant revenues is primarily related to a decrease in the number of pounds of certain refrigerant sold. The decrease in RefrigerantSide® Services was attributable to a decrease in the numbers of jobs completed when compared to the same period of 2008.

Cost of sales for the six month period ended June 30, 2009 was $11,856,000, a decrease of $3,859,000 or 25% from the $15,715,000 reported during the comparable 2008 period. The decrease in cost of sales was primarily due to the decrease in the number of pounds sold. As a percentage of sales, cost of sales was 80% of revenues for 2009, an increase from the 64% reported for the comparable 2008 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the cost per pound of refrigerants sold.

Operating expenses for the six month period ended June 30, 2009 were $2,454,000 a decrease of $425,000 from the $2,879,000 reported during the comparable 2008 period. The decrease in operating expenses was primarily related to decreased payroll expenses and professional fees.

Other income (expense) for the six month period ended June 30, 2009 was ($770,000), compared to the ($567,000) reported during the comparable 2008 period. Other income (expense) includes interest expense of $770,000 and $569,000 for the comparable 2009 and 2008 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense (benefit) for the six month period ended June 30, 2009 and 2008 was ($69,000) and $544,000, respectively. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income in future periods.

Net loss for the six month period ended June 30, 2009 was ($111,000) compared to net income of $4,750,000 reported during the comparable 2008 period. The decrease in net income in the 2009 period was primarily due to a decrease in gross profit from refrigerant revenues, and an increase in interest expense, partially offset by a decrease in payroll expense and professional fees and a decrease in the income tax provision recorded in 2009.

Liquidity and Capital Resources

At June 30, 2009, the Company had working capital, which represents current assets less current liabilities, of $10,385,000 a decrease of $714,000 from the working capital of $11,099,000 at December 31, 2008. The decrease in working capital is primarily attributable to the net loss during the 2009 period as well as a reduction in long-term debt and an increase in property, plant and equipment.

Inventory and trade receivables are principal components of current assets. At June 30, 2009, the Company had inventories of $18,019,000 a decrease of $5,594,000 or 24% from the $23,613,000 at December 31, 2008. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants. At June 30, 2009, the Company had trade receivables, net of allowance for doubtful accounts of $5,348,000 an increase of $3,617,000 from the $1,731,000 at December 31, 2008. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the six month period ended June 30, 2009, was $1,191,000 compared with net cash used by operating activities of $3,534,000 for the comparable 2008 period. Net cash used by operating activities for the 2009 period was primarily attributable to an increase in accounts receivable and a reduction in accounts payable largely offset by a decrease in inventory.

Net cash used by investing activities for the six month period ended June 30, 2009, was $350,000 compared with net cash used by investing activities of $466,000 for the prior comparable 2008 period. The net cash used by investing activities for the 2009 period was primarily related to investment in general purpose equipment in Champaign, Illinois.

Net cash provided by financing activities for the six month period ended June 30, 2009, was $1,845,000 compared with net cash provided by financing activities of $4,541,000 for the comparable 2008 period. The net cash provided by financing activities for the 2009 period was due to borrowings under the Company's revolving line of credit and proceeds from additional indebtedness partially offset by repayments of long term debt.

At June 30, 2009, the Company had cash and cash equivalents of $518,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2009 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2009 (in 000's):

	Twelve Month Period ended June 30,

	2010	2011	2012	2013	Total
Long and short term debt and capital lease	$11,878	$5,030	$1,205	$ 18	$18,131
obligations (1) & (2)
Operating leases	653	532	224	83	1,492

Total contractual cash obligations	$12,531	$5,562	$1,429	$101	$19,623
	========	======	======	======	========

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as June 30, 2009.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of June 30, 2009 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility with Keltic and Bridge, which expires on June 20, 2011.

On June 26, 2007, Hudson, through HTC, entered into the Facility with Keltic and on April 17, 2008, the Facility with Keltic was amended to secure the participation of Bridge and to provide for borrowings of up to $15,000,000. On March 20, 2009, the Facility was temporarily increased to $17,000,000. On July 15, 2009, this temporary increase of the Facility was extended to September 15, 2009, at which time the Facility will return to $15,000,000. The Facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2009, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations to Keltic and Bridge under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2009, Hudson had $7,657,000 of borrowings outstanding and $2,252,000 available for borrowing under the revolving line of credit. In addition, as of June 30, 2009, Hudson had $5,000,000 of borrowings outstanding under the A and B term loans with Keltic and Bridge.

In connection with the April 2008 amendment to the Facility, the Company issued 66,667 five-year common stock purchase warrants to Keltic exercisable at $1.88 per share, and issued 33,333 five-year common stock purchase warrants to Bridge exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the credit facility.

On July 15, 2009, HTC entered into a "Waiver" to Loan Agreement with respect to the Facility which, among other things, waived HTC's failure to achieve minimum EBITDA for the fiscal quarter ending June 30, 2009, tested on a rolling twelve month basis, as required under the Loan Agreement.

On August 13, 2009, HTC entered into an amendment to the Facility which, among other things, reset the minimum EBITDA convent calculation for the quarter ended September 30, 2009 and through the remaining term of the Facility.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with Roth, engaging Roth to act as placement agent for a registered direct offering under the Shelf Registration to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "Offering").

An initial closing of the Offering was held on August 5, 2009, at which time, Hudson sold 1,400,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000. Under the Offering, Hudson may sell up to another 2,470,000 shares of its common stock but there can be no assurance that any additional shares will be sold. Moreover, pursuant to the Board of Directors discretion, the Offering may be cancelled at any time without any additional sale of common stock. The Offering is expected to terminate no later than August, 21, 2009. As placement agent for the Offering, Roth will receive a fee equal to 6% of the gross proceeds from the Offering, warrants to purchase 5% of the total shares sold in the Offering at an exercise price of $1.4375 per share, plus reimbursement of its expenses up to 1% of the proceeds from the Offering.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate individual for a period of six months at an interest rate of 10% per annum. These borrowings are subordinated to the credit facility with Keltic and Bridge.

On March 26, 2009, the Company borrowed $1,000,000 from a related party for a period of six months at an interest rate of 10% per annum. These borrowings are subordinated to the credit facility with Keltic and Bridge.

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

For the six month period ended June 30, 2009, one customer accounted for approximately 11% of the Company's revenues. For the six month period ended June 30, 2008, one customer accounted for approximately 11% of the Company's revenues.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2008.

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1 Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009.
10.2 Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009.
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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 13, 2009
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 13, 2009
	Chief Financial Officer	Date

Exhibit Index

Number Exhibit Title

10.1 Fourth Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009.
10.2 Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009.
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