Form 10-Q
period 2009-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2009-11-04
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2009

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

Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	20,931,706 shares
Class	Outstanding at October 30, 2009

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)
	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,438	$ 214
Trade accounts receivable - net of allowance for doubtful
accounts of $297 and $254	3,030	1,731
Inventories	14,270	23,613
Prepaid expenses and other current assets	346	293
Deferred tax assets	69	372
Total current assets	19,153	26,223

Property, plant and equipment, less accumulated depreciation and amortization	3,019	2,921
Other assets	119	158
Deferred tax assets	4,492	4,120
Intangible assets, less accumulated amortization	72	73
Total Assets	$26,855	$33,495
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,275	$ 5,590
Accrued payroll	200	1,010
Short-term debt and current maturities of long-term debt	6,112	8,524
Total current liabilities	8,587	15,124
Long-term debt, less current maturities	4,874	5,665
Total Liabilities	13,461	20,789

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 20,931,706 and 19,424,533	209	194
Additional paid-in capital	37,262	35,820
Accumulated deficit	(24,077)	(23,308)
Total Stockholders' Equity	13,394	12,706

Total Liabilities and Stockholders' Equity	$26,855	$33,495
	=========	=========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2009	2008	2009	2008

Revenues	$6,499	$5,841	$21,398	$30,296
Cost of sales	5,827	3,917	17,682	19,632
Gross Profit	672	1,924	3,716	10,664

Operating expenses:
Selling and marketing	411	510	1,412	1,629
General and administrative	530	772	1,983	2,531
Total operating expenses	941	1,282	3,395	4,160

Operating income (loss)	(269)	642	321	6,504

Other income (expense):
Interest expense	(368)	(299)	(1,138)	(868)
Interest income	--	1	--	3
Total other income (expense)	(368)	(298)	(1,138)	(865)

Income (loss) before income taxes	(637)	344	(817)	5,639

Income tax provision (benefit)	21	(2,395)	(48)	(1,851)

Net income (loss)	($658)	$2,739	($769)	$7,490
	======	======	======	======

Net income (loss) per common share - Basic	($0.03)	$0.14	($0.04)	$0.39
	======	======	======	======
Net income (loss) per common share - Diluted	($0.03)	$0.13	($0.04)	$0.36
	======	======	======	======
Weighted average number of shares
outstanding - Basic	19,930,257	19,409,761	19,551,381	19,262,425
	========	========	========	========
Weighted average number of shares
outstanding - Diluted	19,930,257	20,979,713	19,551,381	20,523,254
	========	========	========	========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	($769)	$7,490
Adjustments to reconcile net income (loss)
to cash provided (used by) operating activities:
Depreciation and amortization	387	407
Allowance for doubtful accounts	41	61
Amortization of deferred finance costs	18	--
Issuance of stock for services	14	17
Value of share-based payment arrangements	17	--
Deferred tax benefit	(69)	(2,600)
Changes in assets and liabilities:
Trade accounts receivable	(1,340)	(956)
Inventories	9,343	(6,275)
Prepaid expenses and other current assets	(23)	(134)
Other assets	22	(64)
Accounts payable and accrued expenses	(4,125)	232
Cash provided (used) by operating activities	3,516	(1,822)

Cash flows from investing activities:
Additions to patents	(23)	(21)
Additions to property, plant, and equipment	(357)	(477)
Cash used by investing activities	(380)	(498)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	1,396	344
Proceeds (repayment) of short-term debt - net	(2,442)	2,982
Repayment of long-term debt	(866)	(849)
Proceeds of long-term debt	--	300
Cash provided (used) by financing activities	(1,912)	2,777

Increase in cash and cash equivalents	1,224	457
Cash and cash equivalents at beginning of period	214	283
Cash and cash equivalents at end of period	$1,438	$740
	======	======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,043	$916
Cash paid for income taxes	$ 41	$220

Supplemental disclosure of non-cash investing and financing activities
Deferred financing costs	$ --	$ 73
Debt issued in connection with purchase of property, plant & equipment	$ 104	$300

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, the interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Due to seasonal fluctuations in the refrigerant industry, operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

In preparing the accompanying unaudited financial statements, and in accordance with the recently issued SFAS No. 165 "Subsequent Events" (ASC 855-10), the Company's management has evaluated subsequent events through November 4, 2009, which is the date that the financial statements were filed.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2009, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2009 and December 31, 2008.

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

For the nine month period ended September 30, 2009, one customer accounted for approximately 10% of the Company's revenues. For the nine month period ended September 30, 2008, one customer accounted for approximately 10% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine Month Period Ended September 30, (in thousands, unaudited)	2009	2008
Refrigerant and reclamation sales	$18,919	$27,509
RefrigerantSide® Services	2,479	2,787
Total	$21,398	$30,296
	=====	=====

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of September 30, 2009, the net deferred tax asset is $4,561,000.

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

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows:

($ amounts in 000's):
	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2009	2008	2009	2008

Net income (loss)	($658)	$2,739	($769)	$7,490
	=====	=====	=====	=====
Weighted average number of shares - basic	19,930,257	19,409,761	19,551,381	19,262,425
Shares underlying warrants	--	83,919	--	66,987
Shares underlying options	--	1,486,033	--	1,193,842
Weighted average number of shares outstanding - diluted	19,930,257	20,979,713	19,551,381	20,523,254
	=======	=======	=======	=======

For the three month period ended September 30, 2009 and 2008 certain options and warrants aggregating 3,028,343 and 40,000 shares, respectively have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

For the nine month period ended September 30, 2009 and 2008 certain options and warrants aggregating 3,028,343 and 105,625 shares, respectively have been excluded from the calculation of diluted shares, due the fact that their effect would be anti-dilutive.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168) (ASC 105-10). SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has become the exclusive authoritative reference effective September 30, 2009. This Form 10-Q includes a dual presentation of the Codification and the former reference.

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157"), (ASC 820-10) "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141r") (ASC 805-10). FAS No. 141r requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141r (ASC 805-10) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument is Indexed to an Entity's Own Stock" ("EITF 07-5") (ASC 815-40) to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FASB Statement 133 /(ASC 815-10) "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Adoption of EITF 07-5 did not have a financial statement impact on the Company.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month period ended September 30, 2009 and 2008, the share-based compensation expense of $17,000 and none respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive (the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of September 30, 2009, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's Common stock and, as of September 30, 2009 there were 3,360,000 shares of the Company's Common stock available for issuance for future stock option grants.

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

During the nine month period ended September 30, 2009 and 2008, the Company issued none and 220,000 stock options, respectively, and the fair value of these awards was none and $133,000, respectively. At September 30, 2009, there was $57,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Period Ended September 30,	2009	2008
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	1.7%	1.7%
Expected volatility	52% to 64%	52% to 55%
Expected lives	2 to 5 years	2.5 to 5 years

A summary of the status of the Company's Plans as of December 31, 2008 and September 30, 2009 and changes for the periods ending on those dates is presented below:
Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	220,000	$1.44
Forfeited	(60,000)	$1.09
Exercised	(309,800)	$0.97
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(5,000)	$1.13
Outstanding at September 30, 2009	2,854,843	$1.18
	=======

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2009 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,854,843	6.6 years	$1.19
Options vested	2,789,482	6.8 years	$1.18

The following is the intrinsic value at September 30, 2009 of:
Options outstanding	$ 728,000
Options vested	$ 4,000
Options exercised	$ 6,000

The intrinsic value of options exercised during the year ended December 31, 2008 was $496,000

The following is the weighted average fair value for the nine month period ended September 30, 2009 of:
Options granted	None
Options vested	$1.14

Note 3 - Debt

On April 17, 2008, Hudson, through its subsidiary Hudson Technologies Company ("HTC"), entered in an amendment to the credit facility (the "Facility") between HTC and Keltic Financial Partners, LLP ("Keltic") to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On September 23, 2009 Keltic advised the Company that it had acquired all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and term loans, which expire on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2009, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2009, Hudson had $3,900,000 of borrowings outstanding and $3,000,000 available for borrowing under the revolving line of credit. In addition, as of September 30, 2009 Hudson had $4,750,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued to the lenders an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The $74,000, representing fair value of the warrants, is being amortized over the life of the Facility and as of September 30, 2009 there was $37,000 of unamortized debt cost, which is included in other assets on the balance sheet.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate for a period of six months at an interest rate of 10% per annum. The borrowing is subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010.

Note 4 - Issuance of Common Stock

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

An initial closing of the Offering was held on August 5, 2009, at which time, Hudson sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. As placement agent for the Offering, Roth received $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid in capital as compensation expense to Roth. As of October 1, 2009, the Company discontinued, and ceased pursuing further sales under, the Offering.

During the three month period ended September 30, 2009, the Company issued an aggregate of 32,173 shares of its common stock for professional services rendered and to be rendered to it by two vendors and the Company will expense approximately $44,000 as professional fees as the services are rendered by the vendors.

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

Results of Operations

Three Month Period ended September 30, 2009 as compared to the three month period ended September 30, 2008

Revenues for the three month period ended September 30, 2009 were $6,499,000, an increase of $658,000 or 11% from the $5,841,000 reported during the comparable 2008 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $798,000 and a decrease in RefrigerantSide® Services revenues of $140,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerant sold, partially offset by a decrease in the price per pound of refrigerant sold. The decrease in RefrigerantSide® Services was attributable to a decrease in the numbers of jobs completed when compared to the same period of 2008.

Cost of sales for the three month period ended September 30, 2009 was $5,827,000, an increase of $1,910,000 or 49% from the $3,917,000 reported during the comparable 2008 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 90% of revenues for 2009, an increase from the 67% reported for the comparable 2008 period. The increase in cost of sales as a percentage of revenues was primarily attributable to a decrease in the selling price per pound and an increase in the Company's cost of refrigerants it sold.

Operating expenses for the three month period ended September 30, 2009 were $941,000 a decrease of $341,000 from the $1,282,000 reported during the comparable 2008 period. The decrease in operating expenses was primarily related to decreased payroll expenses, which was due to certain reductions in officer and other employee compensation and eliminations of positions, and reduction in professional fees.

Other income (expense) for the three month period ended September 30, 2009 was ($368,000), compared to the ($298,000) reported during the comparable 2008 period. Other income (expense) includes interest expense of $368,000 and $299,000 for the comparable 2009 and 2008 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax expense (benefit) for the three month period ended September 30, 2009 and 2008 was $21,000 compared to the (2,395,000) reported during the comparable 2008. The increase in income tax expense was attributable to various state and local taxes. The 2008 income tax benefit of $2,395,000 was due to a reduction of a portion of the valuation allowance against the deferred tax asset.

Net loss for the three month period ended September 30, 2009 was ($658,000) compared to net income of $2,739,000 reported during the comparable 2008 period. The net loss in the 2009 period was primarily due to a decrease in gross profit from refrigerant revenues and an increase in interest expense, partially offset by a decrease in payroll expense and professional fees and, in 2008, the Company recognized a $2,395,000 income tax benefit.

Nine Month Period ended September 30, 2009 as compared to the nine month period ended September 30, 2008

Revenues for the nine month period ended September 30, 2009 were $21,398,000, a decrease of $8,898,000 or 29% from the $30,296,000 reported during the comparable 2008 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $8,590,000 and a decrease in RefrigerantSide® Services revenues of $308,000. The decrease in refrigerant revenues is primarily related to a decrease in the number of pounds of certain refrigerant sold. The decrease in RefrigerantSide® Services was attributable to a decrease in the numbers of jobs completed when compared to the same period of 2008.

Cost of sales for the nine month period ended September 30, 2009 was $17,682,000, a decrease of $1,950,000 or 10% from the $19,632,000 reported during the comparable 2008 period. The decrease in cost of sales was primarily due to the decrease in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 83% of revenues for 2009, an increase from the 65% reported for the comparable 2008 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the Company's cost of refrigerants it sold.

Operating expenses for the nine month period ended September 30, 2009 were $3,395,000 a decrease of $765,000 from the $4,160,000 reported during the comparable 2008 period. The decrease in operating expenses was primarily related to decreased payroll expenses, which was due to certain reductions in officer and other employee compensation and eliminations of positions and reduction in professional fees.

Other income (expense) for the nine month period ended September 30, 2009 was ($1,138,000), compared to the ($865,000) reported during the comparable 2008 period. Other income (expense) includes interest expense of $1,138,000 and $868,000 for the comparable 2009 and 2008 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax (benefit) for the nine month period ended September 30, 2009 and 2008 was ($48,000) and ($1,851,000), respectively. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income in future periods.

Net loss for the nine month period ended September 30, 2009 was ($769,000) compared to net income of $7,490,000 reported during the comparable 2008 period. The net loss in the 2009 period was primarily due to a decrease in gross profit from refrigerant revenues and an increase in interest expense, partially offset by a decrease in payroll expense and professional fees and, in 2008, the Company recognized a $2,395,000 income tax benefit.

Liquidity and Capital Resources

At September 30, 2009, the Company had working capital, which represents current assets less current liabilities, of $10,566,000 a decrease of $533,000 from the working capital of $11,099,000 at December 31, 2008. The decrease in working capital is primarily attributable to the net loss during the 2009 period as well as a reduction in long-term debt and an increase in property, plant and equipment.

Inventory and trade receivables are principal components of current assets. At September 30, 2009, the Company had inventories of $14,270,000 a decrease of $9,343,000 from the $23,613,000 at December 31, 2008. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured or non-CFC based refrigerants. At September 30, 2009, the Company had trade receivables, net of allowance for doubtful accounts of $3,030,000 an increase of $1,299,000 from the $1,731,000 at December 31, 2008. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2009, was $3,516,000 compared with net cash used by operating activities of $1,822,000 for the comparable 2008 period. Net cash provided by operating activities for the 2009 period was primarily attributable to a decrease in inventory, offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used by investing activities for the nine month period ended September 30, 2009, was $380,000 compared with net cash used by investing activities of $498,000 for the comparable 2008 period. The net cash used by investing activities for the 2009 period was primarily related to investment in general purpose equipment for the Company's Champaign, Illinois facility.

Net cash used by financing activities for the nine month period ended September 30, 2009, was $1,912,000 compared with net cash provided by financing activities of $2,777,000 for the comparable 2008 period. The net cash used by financing activities for the 2009 period was due to repayments under the Company's revolving line of credit and repayments of long term debt, offset by proceeds from the issuance of common stock.

At September 30, 2009, the Company had cash and cash equivalents of $1,438,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2009 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2009 (in 000's):

	Twelve Month Period ended September 30,

	2010	2011	2012	2013	2014	Total
Long and short term debt and capital lease	$6,839	$4,388	$999	$ 25	$ 7	$12,258
obligations (1) & (2)
Operating leases	657	484	167	56	--	1,364

Total contractual cash obligations	$7,496	$4,872	$1,166	$ 81	$ 7	$13,622
	=====	=====	=====	====	====	=====

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as September 30, 2009.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of September 30, 2009 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility which expires on June 20, 2011.

On June 26, 2007, Hudson, through HTC, entered into the Facility with and Keltic and on April 17, 2008, the Facility with Keltic was amended to secure the participation of Bridge and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had acquired all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2009, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2009, Hudson had $3,900,000 of borrowings outstanding and $3,000,000 available for borrowing under the revolving line of credit. In addition, as of September 30, 2009, Hudson had $4,750,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued to the lenders an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the Facility.

On July 15, 2009, Hudson, through HTC, entered into a waiver to the loan agreement with respect to the Facility which, among other things, waived HT's violation of the minimum EBITDA for the fiscal year ending June 30, 2009 as required under the Facility.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate for a period of six months at an interest rate of 10% per annum. The borrowing is subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with Roth Capital Partners, ("Roth"), engaging Roth to act as placement agent for a registered direct offering under the Shelf Registration to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "Offering").

An initial closing of the Offering was held on August 5, 2009, at which time, Hudson sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. As placement agent for the Offering, Roth received $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid in capital as compensation expense to Roth. As of October 1, 2009, the Company discontinued, and ceased pursuing future sales under, the Offering.

During the three month period ended September 30, 2009, the Company issued 32,173 shares of its common stock to certain vendors and the Company will expense approximately $44,000 as professional fees as the services are rendered by the vendors.

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

For the nine month period ended September 30, 2009, one customer accounted for approximately 10% of the Company's revenues. For the nine month period ended September 30, 2008, one customer accounted for approximately 10% of the Company's revenues.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168)

(ASC 105-10). SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has become the exclusive authoritative reference effective September 30, 2009. This Form 10-Q includes a dual presentation of the Codification and the former reference.

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157"), (ASC 820-10) "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities, nor for the rare non-financial assets and non-financial liabilities that are remeasured at fair value at least annually.  The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141r") (ASC 805-10). FAS No. 141r requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141r (ASC 805-10) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument is Indexed to an Entity's Own Stock" ("EITF 07-5") (ASC 815-40) to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FASB Statement 133/(ASC 815-10) "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Adoption of EITF 07-5 did not have a financial statement impact on the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2009, the Company issued an aggregate of 32,173 shares of its common stock for professional services by two vendors who qualified as "accredited investors" as defined in the Securities Act of 1933, as amended (the "Act"). The shares were acquired for investment in private transactions pursuant to the exemption from registration under Section 4 (2) of the Act.

Item 5 - Other Information

During the quarter ended September 30, 2009, each of the Company's executive officers voluntarily agreed to a reduction in compensation of an amount equal to a range of approximately 11% to 19% of their respective current base salary. Additionally, each of the officers and employees are participating in a 2.5% salary reduction through 2009.

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1 First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo
10.2 Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009 (1)
10.3 Form of Placement Agent Warrant (1)
10.4 Form of Subscription Agreement (1)
10.5 Fourth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated July 15, 2009.
10.6 Waiver to Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated July 15, 2009.
10.7 Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009 (2)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________

(1) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, for the event dated July 31, 2009.

(2) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, for the event dated August 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 4, 2009
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 4, 2009
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number Exhibit Title

10.1 First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo
10.2 Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009 (1)
10.3 Form of Placement Agent Warrant (1)
10.4 Form of Subscription Agreement (1)
10.5 Fourth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated July 15, 2009.
10.6 Waiver to Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated July 15, 2009.
10.7 Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009 (2)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________

(1) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, for the event dated July 31, 2009.

(2) Incorporated by reference to the comparable exhibit filed with the Company's Report on Form 8-K, for the event dated August 12, 2009.