Form 10-K
period 2009-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2010-03-01
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SECTION 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of registrant's common stock held by non-affiliates at June 30, 2009 was approximately $15,667,044. As of February 26, 2010 there were 20,941,706 shares of the registrant's common stock outstanding.

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

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use, in the United States, of refrigerants containing hydrochlorofluorocarbons ("HCFC"), the most commonly used refrigerants, and chlorofluorocarbons ("CFC") are subject to extensive and changing regulation under the Clean Air Act, as amended (the "Act"). The Act, which was amended during 1990 in response to evidence linking the use of CFC refrigerants and damage to the earth's ozone layer, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants. The Act also requires the recovery of refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems, and, effective January 1, 1996, prohibited production of virgin CFC refrigerants and limited the production of virgin (new) HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants, and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 2010 the Act further limited the production of HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems, regardless of the refrigerant being used, and for the responsible management of refrigerant.

Hydrofluorocarbon ("HFC") are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various segments of the air conditioning and refrigeration industry have begun replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilizes HFC refrigerants. HFC refrigerants are not ozone depleting chemicals and are not currently regulated under the Act. However, HFC refrigerants are strong greenhouse gases that contribute to global warming and, as a result, are now subject to various state and federal regulations relating to the production, importation and emissions of HFC refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants.

The Act, and the federal regulations enacted under authority of the Act, have mandated and/or promoted responsible use practices in the air conditioning and refrigeration industry, which are intended to minimize the release of refrigerants into the atmosphere and encourage the recovery and re-use of refrigerants. In addition to prohibiting the venting of CFC and HCFC refrigerants, and prohibiting and/or phasing down the production of CFC and HCFC refrigerants, the Act mandates the recovery of these refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Since January 1996, when virgin CFC production became prohibited, nearly the entire service demand for CFC refrigerants in existing equipment has been met through the recovery and the reclamation of used CFC refrigerants by the United States Environmental Protection Agency ("EPA") certified reclaimers. In addition, effective January 2010, EPA regulations reduced the total pounds of virgin HCFC refrigerants that can be produced and imported to levels which, based upon the EPA's estimates, will require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants, with that percentage increasing in 2015.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to preserve refrigerants, thereby protecting the environment from ozone depletion. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing. Today, these offerings represent most of the Company's revenues. For the past several years, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, compliment the Company's refrigerant sales and refrigerant reclamation and management services. The Company has also developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy. In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions. See "Emission Reductions".

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin, non-CFC refrigerants, including HCFC and HFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. The Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed using the Company's high volume proprietary reclamation equipment, the Zugibeast® system, and resold by the Company.

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, laboratory testing through the Company's laboratory, which has been certified by the Air Conditioning, Heating and Refrigeration Institute, formerly the Air Conditioning and Refrigeration Institute ("ARI"), and banking (storage) services tailored to individual customer requirements. Hudson also separates "crossed" (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

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

The Company has been awarded four United States patents for its Performance Optimization System, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. Hudson's Performance Optimization Services are able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson's RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. These inefficiencies require power generating companies to produce more energy and, in many instances increase carbon dioxide ("CO2") emissions to produce the excess energy. Consequently, not only is Hudson's reclamation system beneficial to the environment, but Hudson's Performance Optimization Services recommendations are also designed to achieve an overall reduction in CO2 emissions. The Company's Performance Optimization Services have allowed the Company to become an Energy Star® Service and Product Provider Partner. The Company's Performance Optimization System can be customized to a particular customer's refrigeration system, such as at an industrial facility that utilizes refrigeration in its manufacturing processes, or offered as a stand alone product that can be used with air conditioning and packaged refrigeration systems, such as a comfort cooling application in large office buildings. When the Company combines it Performance Optimization System with its Chiller Chemistry® the Company calls this combined offering ChillSmart®.

Emission Reductions

CFC refrigerants are ozone depleting substances and are also strong greenhouse gases that contribute to global warming. The destruction of CFC refrigerants may be eligible for verified emission reductions that can be converted and monetized into carbon offset credits that may be traded in the emerging carbon offset markets. The Company is pursuing opportunities to acquire CFC refrigerants and is developing relationships within the emerging environmental markets in order to develop opportunities for the creation and monetization of verified emission reductions from the destruction of CFC refrigerants.

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

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. In furtherance of the Company's efforts to expand its presence outside the United States, in June 2003, the Company entered into an exclusive global technology and marketing agreement with The Linde Group ("Linde"), formerly the BOC Group, a worldwide industrial gases, vacuum technologies and distribution services company that serves two million customers in more than 50 countries. Under the agreement, the Company has licensed its RefrigerantSide® Services technology to Linde, and the Company has agreed to enter into separate supplemental agreements with certain Linde affiliate companies, pursuant to which the Company will license its RefrigerantSide® Services technology and the use of its related proprietary equipment to each Linde affiliate in return for (i) a license fee payable to the Company by the Linde affiliate in annual installments during the course of such supplemental agreement and (ii) royalty payments to the Company based on revenues derived by the Linde affiliate from the performance of RefrigerantSide® Services and other sales licensed from the Company. The arrangement was specifically aimed at marketing and developing the Company's RefrigerantSide® and other performance optimization services in over 20 countries outside the United States. The agreement with Linde will expire on September 30, 2010. Currently, the Company has executed two separate supplemental agreements with Linde affiliates covering the United Kingdom and the Republic of South Africa. Each of the existing supplemental agreements is, and any future supplemental agreement with a Linde affiliate will be, for an initial term of seven years and may be further extended for an initial period of three years and thereafter on an open-ended basis unless earlier terminated.

In January 2010, the Company entered into a strategic alliance agreement with EOS Climate, Inc. ("EOS"), which is a provider of technology and services related to the destruction or mitigation of ozone-depleting substances in order to generate verified emissions reductions for sale in emerging environmental markets. Under the agreement, the Company and EOS have established an exclusive relationship pursuant to which the Company will supply certain CFC refrigerants to EOS, and EOS will utilize the Company to perform reclamation and recovery services for emissions reduction projects, and the parties will share any revenues generated from the monetization of verified emissions reductions. The agreement is worldwide in scope and provides for the granting of licenses by the Company to EOS to utilize the Company's equipment and technology in other countries in connection with emissions reductions projects.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain virgin HCFC refrigerants. In addition, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants. To the extent the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the years ended December 31, 2009 and 2008, no one customer accounted for more than 10% of the Company's revenues.

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

Hudson maintains environmental impairment insurance of $7,000,000 per occurrence, and $8,000,000 annual aggregate, for events occurring subsequent to November 1996.

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured, virgin, refrigerants in accordance with standards established by ARI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with ARI standards. The Company is one of only three certified refrigerant testing laboratories under ARI's laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the ARI 700 standard.

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied for or obtained such certification.

The Company may also be subject to regulations adopted by the EPA which impose certain reporting requirements arising out of the production, use and/or emissions of certain greenhouse gases, including HFC's.

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

Employees

The Company has 72 full and 3 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

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

Item 1A. Risk Factors

There are many important factors that have affected, and in the future could affect Hudson's business including, but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond Hudson's control and future trends are difficult to predict.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our existing credit facility, which currently expires in June 2011, is secured by substantially all of our assets and contains formulas that limit the amount of our borrowings under the facility. Moreover, the terms of our credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any of these loan covenants our indebtedness under the credit facility would become immediately due and payable, and the bank could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

We may need additional financing to satisfy our future capital requirements, which may not be readily available to us.

Our capital requirements have been and may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility that expires in June 2011 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility. There can be no assurance that we will be able to renew this credit facility or obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

The current economic downturn could cause a severe disruption in our operations.

Our business could be negatively impacted by the current economic downturn. If this downturn is prolonged or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified in this report but not limited, to the following:

Liquidity

The economic downturn and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the global financial system, which could, in turn, have a negative impact on us.

We may not be able to borrow additional funds under any existing credit facility or may not be able to expand our borrowings under any existing facility if participating lenders become insolvent or their liquidity is limited or impaired. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term.

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

Refrigerant sales continue to represent a significant portion of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; the ban on production of CFC based refrigerants under the Act; the proposed legislation which, if enacted, could impose limitations on production and consumption of HFC refrigerants; introduction of new refrigerants and air conditioning and refrigeration equipment; price competition resulting from additional market entrants; and changes in government regulation on the use and production of refrigerants. We do not maintain firm agreements with any of our suppliers of refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

Adverse weather conditions could adversely impact our financial results.

Weather is a significant factor in determining market demand for the refrigerants sold by us, and to a lesser extent, our RefrigerantSide® Services. Unusually cooler temperatures in the spring and summer in the markets served by us, tends to depress demand for, and price of, refrigerants we sell. Protracted periods of cooler than normal spring and summer weather could result in a substantial reduction in our sales which could adversely affect our financial position as well as our results of operations.

Issues relating to potential climate change could have an impact on our business.

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and are now subject to various state and federal regulations relating to the production, importation and emissions of refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants and current and future climate change or related legislation and/or regulations, may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increase administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products.

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

Our management effectively control our affairs.

Currently, our officers and directors collectively own approximately 36% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly effect, and potentially fully control us and the election of our directors. There is no provision for cumulative voting for our directors.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's Auburn, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rental of $25,000 pursuant to month to month rental agreement.

The Company's Baton Rouge, Louisiana depot facility is located in a 3,600 square foot building leased from an unaffiliated third party at an annual rental of $27,000 pursuant in an agreement expiring in October 2010.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. As of December 31, 2009, the Company has outstanding $759,000 under its mortgage and the annual real estate taxes on this facility are approximately $35,000.

The Company has established a second facility in Champaign, Illinois, which is located in a 60,000 square foot building. The building is leased from an unaffiliated third party at an annual rental of $241,000, pursuant to an arrangement expiring in December 2011.

The Company's Charlotte, North Carolina depot facility is located in an 8,500 square foot building leased from an unaffiliated third party at an annual rental of $58,000 pursuant to an agreement expiring in January 2013.

The Company's Orangeburg, New York depot facility is located in an 18,000 square foot building leased from an unaffiliated third party at an annual rental of $179,000 pursuant to an agreement expiring in June 2011.

The Company's headquarters are located in a 4,400 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $107,000 pursuant to an agreement expiring in March 2013.

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

Item 3. Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the "1999 Release"), at its former leased facility in Hillburn, NY (the "Hillburn Facility"), which the Company vacated in June 2006. A failed hose connection to one of the Company's outdoor storage tanks allowed liquid R-11 refrigerant ("R-11") to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system to remove R-11 levels in the groundwater under and around the Hillburn Facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2009, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2011. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Hillburn Facility, as a result of the 1999 Release, was nominated by the EPA for listing on the National Priorities List ("NPL") pursuant to CERCLA. The Company submitted opposition to the listing within the sixty-day comment period. In

September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing of the Hillburn Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

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

During the years ended December 31, 2009 and 2008, the Company incurred $76,000 and $34,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. [Reserved]

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the NASDAQ Capital Market under the symbol "HDSN". The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common stock as reported by NASDAQ.

	High	Low
2008
First Quarter	$ 1.61	$ 0.87
Second Quarter	$ 3.66	$ 1.32
Third Quarter	$ 3.33	$ 1.32
Fourth Quarter	$ 1.54	$ 0.75

2009
First Quarter	$ 1.75	$ 1.16
Second Quarter	$ 1.96	$ 1.21
Third Quarter	$ 1.43	$ 0.94
Fourth Quarter	$ 1.60	$ 1.01

The number of record holders of the Company's common stock was approximately 175 as of February 26, 2010. The Company believes that there are in excess of 2,500 beneficial owners of its common stock.

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

See Item 12 for certain information with respect to the Company's equity compensation plans as of December 31, 2009.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its net operating loss carryforwards ("NOL's") and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company's refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC base refrigerants that are no longer manufactured. Under the Act, in 2010, future production of certain virgin HCFC refrigerants are scheduled to be phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source refrigerants on commercially reasonable terms or at all, or the demand for refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

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

Results of Operations

Year ended December 31, 2009 as compared to the year ended December 31, 2008

Revenues for the fiscal year ended December 31, 2009 were $24,167,000, a decrease of $9,000,000 or 27% from the $33,167,000 reported during the comparable 2008 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $8,503,000 and a decrease in RefrigerantSide® Services revenues of $497,000. The decrease in refrigerant revenues is primarily related to a decrease in the number of pounds of certain refrigerants sold. The decrease in RefrigerantSide® Services was attributable to a decrease in the numbers of jobs completed when compared to the same period of 2008. The Company believes that the decrease in 2009 volumes of refrigerants sold and the number of RefrigerantSide® Service jobs performed were attributed to the overall poor economy and unseasonably cool weather in the 2009 year.

Cost of sales for fiscal year ended December 31, 2009 was $20,356,000, a decrease of $1,501,000 or 7% from the $21,857,000 reported during the comparable 2008 period. The decrease in cost of sales was primarily due to the decrease in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 84% of revenues for 2009, an increase from the 66% reported for the comparable 2008 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the Company's cost of and reserves established for refrigerants it sold.

Operating expenses for the fiscal year ended December 31, 2009 were $5,025,000 a decrease of $869,000 or 15% from the $5,894,000 reported during the comparable 2008 period. The decrease in operating expenses was primarily related to decreased payroll expenses, which was due to certain reductions in officer and other employee compensation, elimination of positions and to a lesser extent a reduction in professional fees.

Other income (expense) for fiscal year ended December 31, 2009 was ($1,400,000), compared to the ($1,167,000) reported during the comparable 2008 period. Other income (expense) includes interest expense of $1,401,000 and $1,170,000 for the comparable 2009 and 2008 periods, respectively. The increase in interest expense is primarily attributed to an increase in outstanding indebtedness.

Income tax benefit for the fiscal ended December 31, 2009 and 2008 was $119,000 and $2,420,000, respectively. The tax benefits associated with the Company's NOL's are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company's NOL's are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net loss for the fiscal year ended December 31, 2009 was ($2,495,000) compared to net income of $6,669,000 reported during the comparable 2008 period. The net loss in the 2009 period was primarily due to a decrease in gross profit from refrigerant revenues and an increase in interest expense, partially offset by a decrease in payroll expense and professional fees and, in 2008, the Company recognized a $2,420,000 income tax benefit.

Liquidity and Capital Resources

At December 31, 2009, the Company had working capital, which represents current assets less current liabilities, of $9,369,000 a decrease of $1,730,000 from the working capital of $11,099,000 at December 31, 2008. The decrease in working capital is primarily attributable to the net loss during the 2009 period as well as a reduction in long-term debt and an increase in property, plant and equipment.

Inventory and trade receivables are principal components of current assets. At December 31, 2009, the Company had inventories of $16,410,000 a decrease of $7,203,000 from the $23,613,000 at December 31, 2008. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At December 31, 2009, the Company had trade receivables, net of allowance for doubtful accounts of $1,594,000 a decrease of $137,000 from the $1,731,000 at December 31, 2008. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the fiscal year ended December 31, 2009, was $3,360,000 compared with net cash used by operating activities of $4,389,000 for the comparable 2008 period. Net cash provided by operating activities for the 2009 period was primarily attributable to a decrease in inventory, offset by a decrease in accounts payable and accrued expenses and the net loss.

Net cash used by investing activities for fiscal year ended December 31, 2009, was $430,000 compared with net cash used by investing activities of $593,000 for the comparable 2008 period. The net cash used by investing activities for the 2009 period was primarily related to investment in general purpose equipment for the Company's Champaign, Illinois facility.

Net cash used by financing activities for the fiscal year ended December 31, 2009, was $2,845,000 compared with net cash provided by financing activities of $4,913,000 for the comparable 2008 period. The net cash used by financing activities for the 2009 period was due to repayments under the Company's revolving line of credit and repayments of long term debt, offset by proceeds from the issuance of common stock.

At December 31, 2009, the Company had cash and cash equivalents of $299,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2010 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2009 (in 000's):

	Twelve Month Period ended December 31,

	2010	2011	2012	2013	2014	Total
Long and short term debt and capital lease	$6,132	$4,013	$965	$ 20	$ 6	$11,136
obligations (1) & (2)
Operating leases	643	487	159	40	--	1,329

Total contractual cash obligations	$6,775	$4,500	$1,124	$ 60	$ 6	$12,465
	=====	=====	=====	====	===	======

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as of December 31, 2009.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of December 31, 2009 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility which expires on June 20, 2011.

On June 26, 2007, Hudson entered into a credit facility (the "Facility") with Keltic and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On August 12, 2009, the loan agreement evidencing the Facility was amended to, among other things, restate certain of the Company's financial covenants. On September 23, 2009, Keltic advised the Company that it had acquired all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2009, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2009, Hudson had $3,300,000 of borrowings outstanding and $3,000,000 available for borrowing under the revolving line of credit. In addition, as of December 31, 2009, Hudson had $4,500,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the Facility.

On July 15, 2009, Hudson, obtained a waiver from Keltic with respect to the Facility which, among other things, waived Hudson's violation of the minimum EBITDA covenant as required under the Facility.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate for a period of six months at an interest rate of 10% per annum. The borrowing is subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with Roth Capital Partners, ("Roth"), engaging Roth to act as placement agent for a registered direct offering under the Company's shelf registration statement to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "Offering").

A closing of the Offering was held on August 5, 2009, at which time, Hudson sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. As placement agent for the Offering, Roth received $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid in capital as compensation expense to Roth. As of October 1, 2009, the Company discontinued, and ceased pursuing future sales under, the Offering.

In September, 2009, the Company issued an aggregate of 32,173 shares of its common stock to certain vendors and the Company expensed approximately $44,000 as professional fees for these services.

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%.

In April 2008, the Company purchased approximately five acres of vacant land adjacent to its Champaign, Illinois facility for $300,000. The Company financed the purchase with a 15 year amortizing loan in the amount of $300,000 with a balloon payment due on June 1, 2012. The note bears interest at the fixed rate of 6.7% over the entire term of the note.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the Facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future or to the extent that the Company does not renew or replace the Facility when it expires would adversely affect the Company's future capital needs. There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain virgin HCFC refrigerants. In addition, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants. To the extent the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

For the years ended December 31, 2009 and 2008, no one customer accounted for more than 10% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC and non CFC based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. In addition, during 2009, the Company experienced decreases in sales due, in part, to unseasonably cool weather throughout the spring and summer months, which adversely impacted demand for refrigerants. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168) (ASC 105-10). SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has become the exclusive authoritative reference effective September 30, 2009. This Form 10-K includes a dual presentation of the Codification and the former reference.

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157"), (ASC 820-10) "Fair Value Measurements," which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141r") (ASC 805-10). FAS No. 141r requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141r (ASC 805-10) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 14lr did not have a material impact on the Company's results of operations or its financial position.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument is Indexed to an Entity's Own Stock" ("EITF 07-5") (ASC 815-40) to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FASB Statement 133 (ASC 815-10) "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 was effective for years beginning after December 15, 2008. Adoption of EITF 07-5 did not have a financial statement impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

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

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information presented below provides information each director has given us about his age, all positions he holds, his principal occupation and his business experience for at least the past five years. In addition to the information presented below regarding each nominee's specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to service to the Company and our Board.

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	46	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	48	President and Chief Operating Officer, Director
James R. Buscemi	56	Chief Financial Officer
Charles F. Harkins, Jr.	48	Vice President Sales
Stephen P. Mandracchia	50	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	63	Director
Dominic J. Monetta	68	Director
Otto C. Morch	76	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. We believe Mr. Zugibe's qualifications to sit on our Board of Directors include his 25 years of experience in the air conditioning and refrigeration industry including as our founder, our Chairman and Chief Executive Officer for 19 years. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO Seidman, LLP, the Company's independent registered public accounting firm. We believe Mr. Coleman's qualifications to sit on our Board of Directors include his prior financial and accounting experience obtained as a partner with BDO Seidman, LLP, his 15 years of experience in the air conditioning and refrigeration industry including as our President and Chief Operating Officer for the past 9 years.

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

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He was formerly the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital. Mr. Abbatecola serves on the Rockland Board of Governors and the St. Thomas Aquinas President's Council. We believe that Mr. Abbatecola's qualifications to sit on our Board include his business experience obtained as Vice President of Abbey Ice and Spring Water Company, his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including as Chairman of the Company's Audit Committee for 16 years.

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has been the President of Resource Alternatives, Inc., a corporate development firm concentrating on solving management and technological issues facing chief executive officers and their senior executives, since August 1993. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy. We believe that Mr. Monetta's qualifications to sit on our board include his engineering and other experience obtained as a past director for the US Department of Energy and Defense, his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company's Audit Committee for 3 years.

Otto C. Morch has been a Director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997. We believe that Mr. Morch's qualifications to sit on our Board include his financial and other experience obtained as a Senior Vice President at Provident Savings Bank, F.A., his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company's Audit Committee for 16 years.

Hudson has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of our executive officers and for the administration of Hudson's Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Coleman, and Morch.

Hudson has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of Hudson. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an "independent" director as defined under the rules of NASDAQ. The Audit Committee does not have a member that qualifies as a "financial expert" under the federal securities laws. Each of the members of the Audit Committee has been active in the business community and has broad and diverse backgrounds, and financial experience. Two of the current members have served on Hudson's Audit Committee and have overseen the financial review by Hudson's independent auditors for ten (10) years. Hudson believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that Hudson does not need to install a "financial expert" on the Audit Committee.

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provides for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At Hudson's August 20, 2009, Annual Meeting of the Shareholders, Messrs. Abbatecola, Coleman and Morch were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2011. , Messrs. Monetta and Zugibe are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2010.

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

Based solely on Hudson's review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2009, all filing requirements applicable to all officers directors and greater than 10% beneficial shareholders were complied with, except for one late filing in connection with a stock option exercise by Mr. Morch.

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

Item 11. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2009 and whose total compensation during the year ended December 31, 2009 exceeded $100,000 (the "Named Executives").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kevin J. Zugibe, Chairman, Chief Executive Officer (3)	2009 2008	$189,131 $198,021	$ -- $ --	$ -- $ --	$44,437 $ --	$ -- $170,000 (2)	$ -- $ --	$ -- $ --	$233,568 $368,021
Brian F. Coleman, President, Chief Operating Officer, Director (3)	2009 2008	$167,440 $175,377	$ -- $ --	$ -- $ --	$42,728 $ --	$ -- $160,000 (2)	$ -- $ --	$ -- $ --	$210,168 $335,377
Charles F. Harkins, Jr., Vice President Sales	2009 2008	$156,629 $164,019	$ -- $ --	$ -- $ --	$41,018 $ --	$ -- $150,000 (2)	$ -- $ --	$ -- $ --	$197,643 $314,019

_____________________________

(1) We utilize the Black-Sholes method for valuing stock option awards. See Note 10 to the Notes to the Consolidated Financial Statements.

(2) Non-Equity Incentive Plan Compensation was earned in 2008 and paid in 2009.

(3) Messrs. Coleman and Zugibe did not receive any compensation for services as a director during the years ended December 31, 2009 and 2008.

Narrative Disclosure to Summary Compensation Table

On December 17, 2009, each of the Named Executives received employee stock options to purchase shares of the Company's common stock, which options were issued under one of the Company's existing stock incentive plans. The amount of the options, awarded to each Named Executive was approved by our Board of Directors. See "Stock Option Grants or Stock Awards".

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

Stock Option Grants or Stock Awards

On December 17, 2009, pursuant to our 2008 Stock Incentive Plan, Mr. Zugibe was granted options to purchase 78,000 shares of common stock at an exercise price of $1.26 per share. These options expire on December 17, 2019 and became exercisable and vested immediately upon issuance.

On December 17, 2009, pursuant to our 2008 Stock Incentive Plan, Mr. Coleman was granted options to purchase 75,000 shares of common stock at an exercise price of $1.26 per share. These options expire on December 17, 2019 and became exercisable and vested immediately upon issuance.

On December 17, 2009, pursuant to our 2004 Stock Incentive Plan, Mr. Harkins was granted options to purchase 72,000 shares of common stock at an exercise price of $1.26 per share. These options expire on December 17, 2019 and became exercisable and vested immediately upon issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following tables discloses the outstanding option awards held by the Named Executives as of December 31, 2009. No options were exercised by the Named Executives during the fiscal year ended December 31, 2009. No stock awards have been issued to the Named Executives.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer
	87,500	$1.13	3/5/2014
	193,750	$1.15	3/31/2014
	18,750	$0.83	9/17/2014
	18,750	$0.95	10/1/2014
	93,750	$1.02	1/3/2015
	18,750	$0.87	4/1/2015
	18,750	$0.83	7/8/2015
	18,750	$2.15	9/30/2015
	123,750	$1.76	12/29/2015
	35,000	$1.40	3/31/2016
	9,300	$1.02	10/10/2016
	195,000	$0.85	11/20/2017
	78,000	$1.26	12/17/2019

Brian F. Coleman, President, Chief Operating Officer, Director
	75,000	$1.13	3/5/2014
	18,750	$1.15	3/31/2014
	12,500	$0.83	9/17/2014
	12,500	$0.95	10/1/2014
	62,500	$1.02	1/3/2015
	12,500	$0.87	4/1/2015
	12,500	$0.83	7/8/2015
	12,500	$2.15	9/30/2015
	82,500	$1.76	12/29/2015
	32,500	$1.40	3/31/2016
	8,100	$1.02	10/10/2016
	180,000	$0.85	11/20/2017
	75,000	$1.26	12/17/2019

Charles F. Harkins, Jr., Vice President Sales	13,114	$1.13	3/5/2014
	14,063	$1.15	3/31/2014
	9,375	$2.15	9/30/2015
	61,875	$1.76	12/29/2015
	23,125	$1.40	3/31/2016
	7,900	$1.02	10/10/2016
	150,000	$0.85	11/20/2017
	72,000	$1.26	12/17/2019

Stock Option Plans

1994 Stock Option Plan

We adopted an Employee Stock Option Plan (the "1994 Plan") effective October 31, 1994 pursuant to which 725,000 shares of our common stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified options. ISOs could be granted under the 1994 Plan to our employees and officers. Non-qualified options could be granted to consultants, directors (whether or not they are employees), our employees or officers. Effective November 1, 2004, our ability to grant options under the 1994 Plan expired.

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

As of December 31, 2009, we had options outstanding to purchase 59,364 shares of our common stock under the 1994 Plan.

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

As of December 31, 2009, we had options outstanding to purchase 817,678 shares of our common stock under the 1997 Plan.

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

ISOs granted under the 2004 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or 110% of fair market value in the case of ISO's granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2004 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2004 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2004 Plan are not transferable during an grantee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2009, we had options outstanding to purchase 2,306,301 shares of common stock and 20,000 shares reserved for future issuances under the 2004 Plan.

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

ISOs granted under the 2008 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or 110% of fair market value in the case of ISO's granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2008 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2008 Plan are not transferable during an grantee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2009, we had options outstanding to purchase 211,000 shares of common stock and 2,789,000 shares reserved for issuance of future awards under the 2008 Plan.

Director Compensation

Commencing January 1, 2010, non-employee directors receive an annual fee of $10,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board Committee meetings. In 2009, non-employee directors each received an annual fee of $7,000 and reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The Chairman of the Audit Committee of our Board received additional compensation in 2009 of $2,000, and each independent member of our Audit Committee (excluding the Chairman) received additional compensation in 2009 of $1,000. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2009. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vincent P. Abbatecola (3)	$9,000	$ --	$22,000	$ --	$ --	$ --	$31,000
Dominic J. Monetta	$8,000	$ --	$22,000	$ --	$ --	$ --	$30,000
Otto C. Morch (3)	$8,000	$ --	$22,000	$ --	$ --	$ --	$30,000

__________________________

  Excludes compensation for Board and committees participation earned in 2009 and paid in 2010.
  We utilize the Black-Scholes method for valuing stock option awards. See Note 10 to the Notes to the Consolidated Financial Statements.
  As of December 31, 2009, Mr. Abbatecola has options to purchase 80,000 shares of common stock outstanding, Mr. Morch has options to purchase 72,500 shares of common stock outstanding, and Mr. Monetta has options to purchase 40,000 shares of common stock outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 26, 2010 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson's common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson's outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common stock	Kevin J. Zugibe	5,636,705 (2)	25.80%
Common stock	Brian F. Coleman	947,176 (3)	4.40%
Common stock	Charles F. Harkins	351,452 (4)	1.65%
Common stock	Vincent P. Abbatecola	114,500 (5)	*
Common stock	Dominic J. Monetta	160,100 (6)	*
Common stock	Otto C. Morch	92,509 (7)	*
Common stock	Marathon Capital Management, LLC	1,599,500 (8)	7.6%
Common stock	All directors and executive officers as a group (Eight Persons)	10,281,907 (9)	43.47%

* = Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 26, 2010. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from February 26, 2010 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

(2) Includes (i) 87,500 shares which may be purchased at $1.13 per share; (ii) 193,750 shares which may be purchased at $1.15 per share; (iii) 37,500 shares which may be purchased at $.83 per share; (iv) 18,750 shares which may be purchased at $.95 per share; (v) 93,750 shares which may be purchased at $1.02 per share; (vi) 18,750 shares which may be purchased at $.87 per share; (vii) 18,750 shares which may be purchased at $2.15 per share; (viii) 123,750 shares which may be purchased at $1.76 per share; (ix) 35,000 shares which may be purchased at $1.40 per share; (x) 9,300 shares which may be purchased at $1.02 per share, (xi) 195,000 shares that may be purchased at $0.85 per share; and (xii) 78,000 shares that may be purchased at $1.26 per share under immediately exercisable options.

(3) Includes (i) 75,000 shares which may be purchased at $1.13 per share; (ii) 18,750 shares which may be purchased at $1.15 per share; (iii) 25,000 shares which may be purchased at $.83 per share; (iv) 12,500 shares which may be purchased at $.95 per share; (v) 62,500 shares which may be purchased at $1.02 per share; (vi) 12,500 shares which may be purchased at $.87 per share; (vii) 12,500 shares which may be purchased at $2.15 per share; (viii) 82,500 shares which may be purchased at $1.76 per share; (ix) 32,500 shares which may be purchased at $1.40 per share; (x) 8,100 shares which may be purchased at $1.02 per share, (xi) 180,000 shares which may be purchased at $0.85 per share; (xii) and 75,000 shares which may be purchased at $1.26 per share under immediately exercisable options.

(4) Includes (i) 13,114 shares which may be purchased at $1.13 per share; (ii) 14,063 shares which may be purchased at $1.15 per share; (iii) 9,375 shares which may be purchased at $2.15 per share; (iv) 61,875 shares which may be purchased at $1.76 per share; (v) 23,125 shares which may be purchased at $1.40 per share; (vi) 7,900 shares which may be purchased at $1.02, (vii) 150,000 which may be purchased at $0.85 per share; and (viii)72,000 shares which may be purchased at $1.26 per share under immediately exercisable options.

(5) Includes (i) 40,000 shares which may be purchased at $0.85 per share, and (ii) 40,000 shares which may be purchased at $1.21 per share under immediately exercisable options.

(6) Includes 40,000 shares which may be purchased at $1.21 per share under immediately exercisable options.

(7) Includes (i) 10,000 shares, which may be purchased at $0.94 per share; (ii) 2,500 shares, which may be purchased at $1.12 per share; and (iii) 20,000 shares which may be purchased at $0.85 per share, and (iv) 40,000 shares which may be purchased at $1.21 per share under immediately exercisable options.

(8) Represents aggregate amount of beneficially owned common stock as reported in Schedule 13G filed by Marathon Capital Management, LLC on January 19, 2010. The address of Marathon Capital Management, LLC is 4 North Park Drive, Suite 106, Hunt Valley, MD 21030.

(9) Includes exercisable options to purchase 2,711,347 shares of common stock, which may be purchased under immediately exercisable options.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson's equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,394,343	$1.20	2,809,000

Equity compensation plans not approved by security holders (1)	173,500	$1.69	- -

Total	3,567,843	$1.22	2,809,000

__________________________

  Includes (i) 100,000 five-year warrants, issued in 2008 to our lenders, in connection with an amendment to the Facility exercisable at $1.88 per share and (ii) 73,500 five-year warrants, issued in 2009 to our placement agent in connection with the Offering, exercisable at $1.4375 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 26, 2009, we borrowed $1,000,000 from Catherine F. Zugibe, the mother of Kevin J. Zugibe, which loan was evidenced by a Secured Subordinated Promissory Note in the same amount, which note provided for monthly payments of interest only at the rate of ten (10%) percent per annum and matured and was payable on September 30, 2009. On September 30, 2009, we made final payment of all amounts due, inclusive of all principal and interest, under the note issued to Catherine F. Zugibe.

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

Review, approval or ratification of transactions with related persons

Each year, all of our directors and officers are asked to disclose the existence of family relationships and other related transactions in Director and Officer Questionnaires. Our Audit Committee is responsible for reviewing and approving or ratifying related-person transactions. A related person is any executive officer, director or more than 5% stockholder, or any immediate family member of the foregoing persons, or entity owned or controlled by such person. In addition, pursuant to our Code of Business Conduct and Ethics, all of our employees and directors are required to bring any conflict of interest to the attention of one of the Company's executive officers or directors. In determining whether to approve or ratify a related party transaction, the Audit Committee will consider, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available to us from an unaffiliated third-party' under the same or similar circumstances, and the extent of the related party's interest in the transaction. Any transaction which is deemed to be a related party transaction requires the approval, initially by a majority of the non-interested Audit Committee members and finally by a majority of the non-interested Board members. There are no written procedures governing any review of related person transactions.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audits and reviews of the Company's financial statements for the years ended December 31, 2009 and 2008 totaled $221,000 and $209,000, respectively.

Audit-Related Fees. In 2009, the aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements was none. In 2008, the aggregate fees billed by BDO Seidman, LLP for professional services rendered for assurance and related services that are reasonable related to the performance of the audit or review of the Company's financial statements totaled $1,000.

Tax Fees. In 2009 and 2008 the aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice totaled $34,000 and $30,000, respectively.

All Other Fees. In 2008 all other fees billed by BDO Seidman LLP for professional services rendered other than the services described in the paragraphs caption "Audit Fees", "Audit Related Fees" and "Tax Fees" were $20,000. In 2009, the Company did not utilize BDO Seidman, LLP for products and services, other than the services described in the paragraphs caption "Audit Fees", "Audit Related Fees" and "Tax Fees."

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2009. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

Part IV

Item 15. Exhibits, Financial Statement and Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (12)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	2004 Stock Incentive Plan. (10) *
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.8	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.9	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.11	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended (16)*
10.12	Agreement with Brian F. Coleman, as amended. (16)*
10.13	Agreement with James R. Buscemi, as amended. (16)*
10.14	Agreement with Charles F. Harkins, as amended. (16)*
10.15	Agreement with Stephen P. Mandracchia, as amended. (16)*
10.16	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.17	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.18	Amended and Restated Revolving Note, dated June 26, 2007. (12)
10.19	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (12)
10.20	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (12)
10.21	Stock Purchase Agreement between Hudson Technologies, Inc. and Fleming Funds, dated June 28, 2007. (12
10.22	Stock Purchase Agreement between Kevin J. Zugibe and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.23	Stock Purchase Agreement between Stephen P. Mandracchia and Fleming, U.S. Discovery Fund III, L.P., dated June 28, 2007. (12)
10.24	Stock Purchase Agreement between Brian F. Coleman and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.25	Stock Purchase Agreement between James R. Buscemi and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.26	Stock Purchase Agreement between Hudson Technologies, Inc., Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. dated September 25, 2007. (13)
10.27	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (14)
10.28	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (14).
Page 31
10.29	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (14)
10.30	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,667. (14)
10.31	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333. (14)
10.32	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (14)
10.33	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000 . (14)
10.34	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (14)
10.35	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (14)
10.36	2008 Stock Incentive Plan. (15)
10.37	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (16)
10.38	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (16)
10.39	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (16)
10.40	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (16)
10.41	Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009. (17)
10.42	Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (17)
10.43	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo. (17)
10.44	General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009 .(17)
10.45	Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (17)
10.46	Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (17)
10.47	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Catherine Zugibe. (17)
10.48	General Security Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (17)
10.49	Subordination and Intercreditor Agreement between Catherine Zugibe, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (17).
10.50	Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (18)
10.51	Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (18)
10.52	First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo. (19)
10.53	Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009. (20)
10.54	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (22)
10.55	Form of Subscription Agreement. (20)
10.56	Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009. (21)
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Registrant. (22)
23.1	Consent of BDO Seidman, LLP. (22)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (22)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (22)
_________________________
Page 32
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Schedule TO filed June 29, 2007.
(13)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated September 19, 2007, filed September 25, 2007.
(14)	Incorporated by reference to comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated April 17, 2008, filed April 22, 2008.
(15)	Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(16)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
(17)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2009.
(18)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(19)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated July 31, 2009, filed August 3, 2009.
(21)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated August 12, 2009, filed August 18, 2009.
(22)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Valhalla, New York

March 1, 2010

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$ 299	$ 214
Trade accounts receivable - net	1,594	1,731
Inventories	16,410	23,613
Prepaid expenses and other current assets	815	665
Total current assets	19,118	26,223

Property, plant and equipment, less accumulated depreciation and amortization	2,925	2,921
Other assets	104	158
Deferred tax asset	4,120	4,120
Intangible assets, less accumulated amortization	78	73
Total Assets	$26,345	$33,495
	======	======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,178	$ 5,590
Accrued payroll	114	1,010
Short-term debt and current maturities of long-term debt	5,457	8,524
Total current liabilities	9,749	15,124
Long-term debt, less current maturities	4,581	5,665
Total Liabilities	14,330	20,789

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 20,941,706 and 19,424,533	209	194
Additional paid-in capital	37,609	35,820
Accumulated deficit	(25,803)	(23,308)
Total Stockholders' Equity	12,015	12,706

Total Liabilities and Stockholders' Equity	$26,345	$33,495
	======	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2009	2008

Revenues	$24,167	$33,167
Cost of sales	20,356	21,857
Gross Profit	3,811	11,310

Operating expenses:
Selling and marketing	1,796	2,118
General and administrative, includes $350 and $59 for share-based payment arrangements	3,229	3,776
Total operating expenses	5,025	5,894

Operating income (loss)	(1,214)	5,416

Other income (expense):
Interest expense	(1,401)	(1,170)
Other income	1	3
Total other income (expense)	(1,400)	(1,167)

Income (loss) before income taxes	(2,614)	4,249

Income tax benefit	(119)	(2,420)

Net income (loss)	($2,495)	$6,669
	======	=====

Net income (loss) per common share - basic	($0.12)	$ 0.35
	======	======
Net income (loss) per common share - diluted	($0.12)	$ 0.33
	======	=====
Weighted average number of shares outstanding - basic	20,054,000	19,271,530
	========	========
Weighted average number of shares outstanding - diluted	20,054,000	20,306,207
	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2007	19,072,264	$191	$35,349	($29,977)	$5,563

Issuance of common stock upon exercise of stock options and warrants	352,269	3	338	--	341

Value of share-based arrangements	--	--	59	--	59

Value of warrant issuances	--	--	74	--	74

Net income	--	--	--	6,669	6,669

Balance at December 31, 2008	19,424,533	194	35,820	(23,308)	12,706

Sale of common stock	1,470,000	15	1,380	--	1,395

Issuance of common stock upon exercise of stock options	15,000	--	15	--	15

Issuance of common stock for services	32,173	--	44	--	44

Value of share-based arrangements	--	--	350	--	350

Net loss	--	--	--	(2,495)	(2,495)

Balance at December 31, 2009	20,941,706	$209	$37,609	($25,803)	$12,015
	========	====	======	======	======
See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the years ended December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	($2,495)	$6,669
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	524	547
Allowance for doubtful accounts	--	27
Amortization of deferred finance cost	25	18
Value of share-based payment arrangements	350	59
Deferred tax benefit	--	(2,600)
Compensation expense for stock purchases	31	--
Changes in assets and liabilities:
Trade accounts receivable	137	(12)
Inventories	7,203	(11,011)
Prepaid expenses and other current assets	(137)	(423)
Other assets	30	(57)
Accounts payable and accrued expenses	(2,308)	2,394
Cash provided (used) by operating activities	3,360	(4,389)

Cash flows from investing activities:
Additions to patents	(39)	(35)
Additions to property, plant, and equipment	(391)	(558)
Cash used by investing activities	(430)	(593)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	1,410	341
Proceeds (repayment) of short-term debt - net	(3,091)	5,371
Proceeds from long-term debt	--	333
Repayment of long-term debt	(1,164)	(1,132)
Cash provided (used) by financing activities	(2,845)	4,913

Increase (decrease) in cash and cash equivalents	85	(69)
Cash and cash equivalents at beginning of period	214	283
Cash and cash equivalents at end of period	$ 299	$ 214
	=====	=====
___________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 1,321	$ 1,198
Cash paid for income taxes	$ 41	$ 700
Supplemental schedule of non-cash investing
and financing activities:
Debt issued in connection with purchase of property, plant and equipment	$ 104	$ 333
Stock issued for services	$ 13	$ --

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

In preparing the accompanying consolidated financial statements, and in accordance with recently issued SFAS No. 165 "Subsequent Events" (ASC855-10), the Company's management has evaluated subsequent events through March 1, 2010, which is the date that the financial statements were filed.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2009, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2009 and December 31, 2008.

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

For the years ended December 31, 2009 and 2008, no one customer accounted for more than 10% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Years Ended December 31, (in thousands)	2009	2008
Refrigerant and reclamation sales	$21,028	$29,531
RefrigerantSide® Services	3,139	3,636
Total	$24,167	$33,167
	=====	=====

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOL's") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As December 31, 2009, the net deferred tax asset is $4,120,000.

Certain states either do not allow or limit NOL's and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOL's, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company's net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a "change in control", as defined by the Internal Revenue Service, which limits the Company's ability to utilize its existing NOL's. The Company's NOL's are subject to annual limitations ranging from $1,300,000 to $2,500,000.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2009, the various states' statutes of limitations remain open for tax years subsequent to 2004.

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows ($ in 000's):

	Years Ended December 31,
	2009	2008

Net income (loss)	($2,495)	$6,669
	======	=====
Weighted average number of shares - basic	20,054,007	19,271,530
Shares underlying options & warrants	--	1,034,677
Weighted average number of shares outstanding - diluted	20,054,007	20,306,207
	=======	=======

For the years ended December 31, 2009 and 2008 certain options and warrants aggregating 3,567,843 and 259,625 shares, respectively, have been excluded from the calculation of diluted shares, due the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbons ("HCFC") and hydroflourocarbons ("HFC") refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon ("CFC"), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which impose further limitation on the use, production and importation of virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168) (ASC 105-10). SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has become the exclusive authoritative reference effective September 30, 2009. This Form 10-K includes a dual presentation of the Codification and the former reference.

In September 2006, the FASB issued FASB statement No. 157 ("SFAS No. 157"), (ASC 820-10) "Fair Value Measurements," which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to defer the effective date of Statement 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or its financial position.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141r") (ASC 805-10). FAS No. 141r requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141r (ASC 805-10) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS14lr did not have a material impact on the Company's results of operations or its financial position.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 "Determining Whether an Instrument is Indexed to an Entity's Own Stock" ("EITF 07-5") (ASC 815-40) to address concerns regarding the meaning of "indexed to an entity's own stock" contained in FASB Statement 133 (ASC 815-10) "Accounting for Derivative Instruments and Hedging Activities". This related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 was effective for years beginning after December 15, 2008. Adoption of EITF 07-5 did not have a financial statement impact on the Company.

Note 2 - Other income

For the years ended December 31, 2009 and 2008, other income consisted of interest income of $1,000 and $3,000, respectively.

Note 3 - Income taxes

During the year ended December 31, 2009 and 2008, the Company was subject to federal income taxes and state income taxes for the states that do not allow or limit the usage of NOL's of $21,000 and $180,000, respectively. For the year ended December 31, 2009, the Company recognized a tax benefit of $140,000 to reflect the current recoverable federal income tax paid for the prior year. For the year ended December 31, 2008, the Company recognized a federal tax benefit of $2,600,000 related to the reduction of the valuation allowance relating to its deferred tax asset.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2009	2008
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- Non-Statutory federal and state taxes	(1%)	--%
- Change in valuation allowance	(32%)	(95%)
Total	5%	(57%)
	====	====

As of December 31, 2009, the Company had NOL's of approximately $21,000,000 expiring 2012 through 2029. Approximately $20,000,000 of the Company's NOL's are subject to an annual limitations ranging from $1,300,000 to $2,500,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2009	2008
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ 118	$ 101
- Reserves for doubtful accounts	83	91
- Accrued payroll	--	329
- Inventory reserve	227	43
- NOL	8,177	7,312
Subtotal	8,605	7,876
- Valuation allowance	(4,485)	(3,756)
Total	$ 4,120	$ 4,120
	======	======

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize. The Company believes that the overall United States economy will improve compared to the economic recession experienced in 2009. Additionally, the Company believes that given the extended time period that it may recognize its deferred tax assets, it is more likely than not it will realize the benefit of these assets prior to their expiration. The Company continues to reserve deferred tax assets relating to the utilization of NOL's for periods that it cannot reasonably predict operating results.

Note 4 - Trade accounts receivable - net

At December 31, 2009 and 2008, trade accounts receivable are net of reserves for doubtful accounts of $229,000 and $254,000, respectively.

Note 5- Inventories

Inventories consist of the following:

December 31,	2009	2008
(in thousands)
Refrigerant and cylinders	$ 6,485	$ 5,808
Packaged refrigerants	9,925	17,805
Total	$16,410	$23,613
	=====	=====

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2009	2008	Estimated Lives
(in thousands)
Property, plant, & equipment
- Land	$ 535	$ 530
- Buildings	830	830	39 years
- Building improvements	743	709	39 years
- Equipment	6,825	6,584	3-10 years
- Equipment under capital lease	138	25	5-7 years
- Vehicles	1,046	1,046	5 years
- Lab equipment and computers	739	675	3-5 years
- Furniture & fixtures	151	151	7-8 years
- Leasehold improvements	68	39	3 years
- Equipment under construction	53	56
Subtotal	11,128	10,645
Accumulated depreciation & amortization	8,203	7,724
Total	$2,925	$2,921
	=====	=====

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2009	2008
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$3,282	$7,373
- Long-term debt: current	2,175	1,151
Subtotal	5,457	8,524
Long-term debt:
- Bank credit line	4,500	5,500
- Building and land mortgage	1,039	1,099
- Vehicle loans	108	182
- Subordinated loan	1,000	--
- Capital lease obligations	109	35
- Less: current maturities	(2,175)	(1,151)
Subtotal	4,581	5,665
Total short-term & long-term debt	$10,038	$14,189
	======	======

Bank Credit Line

On June 26, 2007 the Company entered into a credit facility (the "Facility") with Keltic Financial Partners, LLP ("Keltic") and on April 17, 2008, the Facility was amended to secured participation from Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings up to $15,000,000. On August 12, 2009, the loan agreement evidencing the Facility to, among other things, restate certain of the Company's financial covenants. On September 23, 2009, Keltic advised the Company that it had acquired all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and the term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2009, the facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2009 and 2008, Hudson had in the aggregate $3,300,000 and $7,373,000, respectively, of borrowings outstanding and $3,000,000 and $2,127,000, respectively, available for borrowing under the revolving line of credit. In addition, as of December 31, 2009 and 2008, the Company had $4,500,000 and $5,500,000, respectively, of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The $74,000, representing fair value of the warrants, is being amortized over the life of the Facility. As of December 31, 2009, there was $31,000 unamortized debt cost, which is included in other assets on the balance sheet.

On July 15, 2009, the Company obtained a waiver from Keltic with respect to the Facility, which, among other things, waived the Company's violation of the minimum EDITDA covenant as required under the Facility.

Building Mortgage

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a 15 year amortizing loan in the amount of $945,000, with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%. As of December 31, 2009 and 2008, the Company has approximately $759,000 and $806,000, respectively, outstanding under the loan.

Land Mortgage

In April 2008, the Company purchased five acres of vacant land adjacent to its Champaign, Illinois facility for $300,000. The Company financed the purchase with a 15 year amortization loan in the amount of $300,000 with a balloon payment due on June 1, 2012. The note bears an interest rate at 6.7% and as of December 31, 2009, $280,000 is outstanding.

Vehicle Loans

During 2006, the Company entered into various vehicle loans. The vehicles are primarily used in connection with the Company's RefrigerantSide® Services. The loans are payable in 60 monthly payments through August 2012 and bear interest from 2% to 9.5%.

Subordinated Loan

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate for a period of six months at an interest rate of 10% per annum. The borrowing is subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2010	$2,175
- 2011	3,626
- 2012	931
- 2013	19
- 2014	5
Total	$6,756
=====

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $125,000 at December 31, 2009 under leases, which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2010	$43
- 2011	28
- 2012	28
- 2013	20
- 2014	6
125
Less Interest Expense	(16)
Total	$109
===

On March 26, 2009, Hudson borrowed $1,000,000 from Catherine F. Zugibe, the mother of Kevin J. Zugibe, the Company's Chairman and Chief Executive Officer, which loan was evidenced by a Secured Subordinated Promissory Note in the same amount, which note provided for monthly payments of interest only at the rate of ten (10%) percent per annum and matured and was payable on September 30, 2009. On September 30, 2009, we made final payment of all amounts due, inclusive of all principal and interest, under the note issued to Catherine F. Zugibe.

Note 8 - Stockholders' equity

On September 5, 2008, the Company's shelf registration statement on Form S-3 (the "Shelf Registration") was declared effective by the SEC.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with Roth Capital Partners, ("Roth"), engaging Roth to act as placement agent for a registered direct offering under the Shelf Registration to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "Offering").

A closing of the Offering was held on August 5, 2009, at which time, Hudson sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. As placement agent for the Offering, Roth received $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid in capital as compensation expense to Roth. As of October 1, 2009, the Company discontinued, and ceased pursuing further sales under, the Offering.

In September 2009, the Company issued an aggregate of 32,173 shares of its common stock to certain vendors and the Company expensed approximately $44,000 as professional fees for these services.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 1, 2013.

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$ 25,000	Month to Month
Baton Rouge, Louisiana	$ 27,000	10/2010
Champaign, Illinois	$241,000	12/2011
Charlotte, North Carolina	$ 58,000	1/2013
Orangeburg, New York	$179,000	6/2011
Pearl River, New York	$107,000	2/2013
Pottsboro, Texas	$ 18,000	8/2011
Hampstead, New Hampshire	$ 21,000	8/2010

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2009 and 2008 totaled approximately $628,000 and $440,000, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2010	643
- 2011	487
- 2012	159
-2013	40
Total	$1,329
=====

Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the "1999 Release"), at its former leased facility in Hillburn, NY the ("Hillburn Facility"), which the Company vacated in June 2006 A failed hose connection to one of the Company's outdoor storage tanks allowed liquid R-11 refrigerant ("R-11") to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation ("DEC"), the Company constructed and put into operation a remediation system to remove R-11 levels in the groundwater under and around the Hillburn Facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2009, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2011. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Hillburn Facility, as a result of the 1999 Release, was nominated by the United States Environmental Protection Agency ("EPA") for listing on the National Priorities List ("NPL") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA.") The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing of the Hillburn Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

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

During the years ended December 31, 2009 and 2008, the Company incurred $76,000 and $34,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which currently expires in October 2010 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $192,800 with such increases and bonuses as the Company's Board of Directors may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 10 - Share-Based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the year ended December 31, 2009 and 2008, the share-based compensation expense of $350,000 and $59,000 respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive (the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of December 31, 2009, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's common stock and, as of December 31, 2009 there were 2,809,000 shares of the Company's common stock available for issuance for future stock option grants.

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

For the years ended December 31, 2009 and 2008, the Company issued 551,000 and 220,000 stock options, respectively, and the fair value of these awards was $312,000 and $133,000, respectively. At December 31, 2009, there was $35,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

ISOs granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2008 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

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

The Company determines the fair value of shared based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years Ended December 31,	2009	2008
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	0.16%	1.7%
Expected volatility	54%	52% to 55%
Expected lives	2 to 5 years	2.5 to 5 years

A summary of the status of the Company's Plans as of December 31, 2009 and 2008 and changes for the years ending on those dates is presented below:

Stock Option Plan Grants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,009,643	$1.15
Granted	220,000	$1.44
Forfeited	(60,000)	$1.09
Exercised	(309,800)	$0.97
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(15,000)	$1.01
Forfeited	(1,500)	$1.87
Granted	551,000	$1.25
Outstanding at December 31, 2009	3,394,343	$1.20
	=======

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2009 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,394,343	7.2 years	$1.20
Options vested	3,336,482	7.3 years	$1.20

The following is the intrinsic value at December 31, 2009 of:

Options outstanding	$1,141,000
Options vested	$ 135,000
Options exercised	$ 1,750

The intrinsic value of options exercised during the year ended December 31, 2008 was $496,000.

The following is the weighted average fair value for the year ended December 31, 2009 of:

Options granted	$1.25
Options vested	$1.33

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 1, 2010
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 1, 2010
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 1, 2010
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 1, 2010
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 1, 2010
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 1, 2010
Otto C. Morch

Index to Exhibits

Exhibit Number	Description
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (12)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	2004 Stock Incentive Plan. (10) *
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.8	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.9	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.11	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended (16)*
10.12	Agreement with Brian F. Coleman, as amended. (16)*
10.13	Agreement with James R. Buscemi, as amended. (16)*
10.14	Agreement with Charles F. Harkins, as amended (16)*
10.15	Agreement with Stephen P. Mandracchia, as amended (16)*
10.16	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.17	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.18	Amended and Restated Revolving Note, dated June 26, 2007. (12)
10.19	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (12)
10.20	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (12)
10.21	Stock Purchase Agreement between Hudson Technologies, Inc. and Fleming Funds, dated June 28, 2007. (12
10.22	Stock Purchase Agreement between Kevin J. Zugibe and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.23	Stock Purchase Agreement between Stephen P. Mandracchia and Fleming, U.S. Discovery Fund III, L.P., dated June 28, 2007. (12)
10.24	Stock Purchase Agreement between Brian F. Coleman and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.25	Stock Purchase Agreement between James R. Buscemi and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.26	Stock Purchase Agreement between Hudson Technologies, Inc., Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. dated September 25, 2007. (13)
10.27	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (14)
10.28	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (14)
Page 52
10.29	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (14)
10.30	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,667. (14)
10.31	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333. (14)
10.32	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (14)
10.33	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000. (14)
10.34	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (14)
10.35	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (14)
10.36	2008 Stock Incentive Plan. (15)
10.37	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (16)
10.38	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (16)
10.39	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (16)
10.40	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (16)
10.41	Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009. (17)
10.42	Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (17)
10.43	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo. (17)
10.44	General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (17)
10.45	Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (17)
10.46	Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (17)
10.47	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Catherine Zugibe. (17)
10.48	General Security Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (17)
10.49	Subordination and Intercreditor Agreement between Catherine Zugibe, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009.
10.50	Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (18)
10.51	Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (18)
10.52	First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo. (19)
10.53	Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009. (20)
10.54	Warrant dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (22)
10.55	Form of Subscription Agreement. (20)
10.56	Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009. (21)
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Registrant. (22)
23.1	Consent of BDO Seidman, LLP. (22)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (22)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (22)
Page 53
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Schedule TO filed June 29, 2007.
(13)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated September 9, 2007, filed September 25, 2007.
(14)	Incorporated by reference to comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated April 17, 2008, filed April 22, 2008.
(15)	Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(16)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
(17)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2009.
(18)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(19)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated July 31, 2009, filed August 3, 2009.
(21)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated August 12, 2009, filed August 18, 2009.
(22)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.