Form 10-Q
period 2010-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2010-05-04
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	20,956,706 shares
Class	Outstanding at April 30, 2010

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 197	$ 299
Trade accounts receivable - net of allowance for doubtful
accounts of $245 and $229	5,265	1,594
Inventories	13,359	16,410
Prepaid expenses and other current assets	1,202	815
Total current assets	20,023	19,118

Property, plant and equipment, less accumulated depreciation and amortization	2,891	2,925
Other assets	90	104
Deferred tax assets	4,120	4,120
Intangible assets, less accumulated amortization	70	78
Total Assets	$27,194	$26,345
	======	======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,556	$ 4,178
Accrued payroll	253	114
Short-term debt and current maturities of long-term debt	6,193	5,457
Total current liabilities	11,002	9,749
Long-term debt, less current maturities	4,372	4,581
Total Liabilities	15,374	14,330

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 20,955,206 and 20,941,706	209	209
Additional paid-in capital	37,684	37,609
Accumulated deficit	(26,073)	(25,803)
Total Stockholders' Equity	11,820	12,015

Total Liabilities and Stockholders' Equity	$27,194	$26,345
	======	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2010	2009

Revenues	$9,083	$6,583
Cost of sales	7,907	5,459
Gross Profit	1,176	1,124

Operating expenses:
Selling and marketing	505	501
General and administrative	835	726
Total operating expenses	1,340	1,227

Operating loss	(164)	(103)

Other income (expense):
Interest expense	(271)	(341)

Loss before income taxes	(435)	(444)

Income tax benefit	(165)	(169)

Net loss	($270)	($275)
	======	======

Net loss per common share - Basic and Diluted	($0.01)	($0.01)
	======	======
Weighted average number of shares
outstanding - Basic and Diluted	20,942,831	19,424,950
	========	========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	($270)	($275)
Adjustments to reconcile net loss
to cash used by operating activities:
Depreciation and amortization	138	155
Allowance for doubtful accounts	16	4
Value of share-based payment arrangements	60	6
Amortization of deferred finance costs	6	6
Amortization of stock issued for services	8	--
Changes in assets and liabilities:
Trade accounts receivable	(3,688)	(3,101)
Inventories	3,051	1,705
Prepaid and other assets	(387)	(167)
Accounts payable and accrued expenses	517	(1,665)
Cash used by operating activities	(549)	(3,332)

Cash flows from investing activities:
Additions to patents	(1)	(5)
Additions to property, plant, and equipment	(95)	(195)
Cash used by investing activities	(96)	(200)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	16	6
Proceeds from short-term debt - net	724	6,456
Proceeds from issuance of long-term debt	100	--
Repayment of long-term debt	(297)	(288)
Cash provided by financing activities	543	6,174

Increase (decrease) in cash and cash equivalents	(102)	2,642
Cash and cash equivalents at beginning of period	299	214
Cash and cash equivalents at end of period	$197	$2,856
	=====	=====
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$251	$320
Cash paid for income taxes	$ 18	$ 7

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2009. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2010, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2010 and December 31, 2009.

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

For the three months ended March 31, 2010 one customer accounted for 14% and another customer accounted for 12% of the Company's revenues. For the three months ended March 31, 2009, one customer accounted for 11% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31, (in thousands, unaudited)	2010	2009
Refrigerant and reclamation sales	$8,317	$6,011
RefrigerantSide® Services	766	572
Total	$9,083	$6,583
	=====	=====

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOLs") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of March 31, 2010, the net deferred tax asset is $4,120,000.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company's net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a "change in control", as defined by the Internal Revenue Service, which limits the Company's ability to utilize its existing NOLs. The Company's NOLs are subject to annual limitations ranging from $1,300,000 to $2,500,000.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2010, the various states' statutes of limitations remain open for tax years subsequent to 2004.

Loss per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net loss per share is as follows ($ in 000's):

	Three Month Period Ended March 31,
	2010	2009

Net loss	($270)	($275)
	=====	=====

Weighted average number of shares - basic and diluted	20,942,831	19,424,950
	========	========

In 2010 and 2009 certain options and warrants aggregating 3,634,343 and 2,954,843 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its NOLs and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon ("HCFC") and hydroflourocarbon ("HFC") refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon ("CFC"), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which impose further limitation on the use, production and importation of virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (topic 820) - Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact upon adoption of ASU 2010-06 on January 1, 2010 to our financial position or results of operations. We do not expect there will be an impact to our financial position or results of operations for the additional disclosure requirements in 2011.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is a Securities and Exchange Commission ("SEC") filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2010 and 2009, the share-based compensation expense of $60,000 and $6,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive plans, (collectively, the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of March 31, 2010, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's common stock and, as of March 31, 2010 there were 2,729,000 shares of the Company's common stock available for issuance for future stock option grants or other stock based awards.

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

For the three month period ended March 31, 2010 and 2009, the Company issued 80,000 and none stock options, respectively, and the fair value of these awards was $82,000 and none, respectively. At March 31, 2010, there was $57,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Three Month Period Ended March 31,	2010	2009
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	2.5%	1.7%
Expected volatility	56%	52% to 55%
Expected lives	2 to 5 years	2 to 5 years

A summary of the status of the Company's Plans as of March 31, 2010 and December 31, 2009 and 2008 and changes for the years ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(15,000)	$1.01
Forfeited	(1,500)	$1.87
Granted	551,000	$1.25
Outstanding at December 31, 2009	3,394,343	$1.20
Exercised	(13,500)	$1.15
Granted	80,000	$2.04
Outstanding at March 31, 2010	3,460,843	$1.22
	========

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2010 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,460,843	6.2 years	$1.22
Options vested	3,369,843	6.4 years	$1.21

The following is the intrinsic value at March 31, 2010 of:

Options outstanding	$4,788,000
Options vested	$ 38,000
Options exercised	$ 22,000

The intrinsic value of options exercised during the year ended December 31, 2009 was $2,000.

The following is the weighted average fair value for the three month period ended March 31, 2010 of:

Options granted	$2.04
Options vested	$1.93

Note 3 - Debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP ("Keltic") and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000 (the "Facility"). On September 23, 2009, Keltic advised the Company that it has assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2010, Hudson had in the aggregate $4,006,000 of borrowings outstanding and $4,244,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2010, the Company had $4,250,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The fair value of the warrants was $74,000 and is being amortized over the life of the Facility. As of March 31, 2010 there was $25,000 unamortized debt cost, which is included in other assets on the balance sheet.

On April 28, 2010, the loan agreement evidencing the Facility was amended to revise certain of the Company's financial covenants through the remainder of the loan agreement, and to waive the Company's failure to satisfy the minimum EBITDA requirement under the loan agreement for the fiscal quarter ended March 31, 2010.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate individual for a period of six months at an interest rate of 10% per annum. This borrowing was subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010 and at March 31, 2010, the balance remains outstanding.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the SEC. The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its NOLs and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company's refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Under the Act, in 2010, future production of certain virgin HCFC refrigerants are scheduled to be phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source refrigerants on commercially reasonable terms or at all, or the demand for refrigerants decreases, the Company's financial condition and results of operations could be materially adversely affected.

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

Results of Operations

Three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009

Revenues for the three month period ended March 31, 2010 were $9,083,000, an increase of $2,500,000 or 38% from the $6,583,000 reported during the comparable 2009 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $2,306,000 and an increase in RefrigerantSide® Services revenues of $194,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold, offset by a reduction in the selling price per pound of refrigerants sold. The increase in RefrigerantSide® Services was attributable to an increase in the average revenues per job completed when compared to the same period of 2009.

Cost of sales for the three month period ended March 31, 2010 was $7,907,000, an increase of $2,448,000 or 45% from the $5,459,000 reported during the comparable 2009 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 87% of revenues for 2010, an increase from the 83% reported for the comparable 2009 period. The increase in cost of sales as a percentage of revenues was primarily attributable to an increase in the Company's cost of refrigerants it sold, as well as a reduction in the selling price per pound of refrigerants sold.

Operating expenses for the three month period ended March 31, 2010 were $1,340,000 an increase of $113,000 or 9% from the $1,227,000 reported during the comparable 2009 period. The increase in operating expenses was primarily related to increased payroll expenses, of which approximately $60,000 of compensation expense was non-cash, as a result of the issuance of employee stock options.

Other income (expense) for the three month period ended March 31, 2010 was ($271,000), compared to the ($341,000) reported during the comparable 2009 period. Other income (expense) includes interest expense of $271,000 and $341,000 for the comparable 2010 and 2009 periods, respectively. The decrease in interest expense is due to a reduction in outstanding borrowings in 2010 when compared to 2009.

Income tax benefit for the fiscal three month period ended March 31, 2010 and 2009 was $165,000 and $169,000, respectively. The tax benefits associated with the Company's NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company's NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net loss for the three month period ended March 31, 2010 was $270,000 a decrease of $5,000 from the $275,000 net loss reported during the comparable 2009 period.

Liquidity and Capital Resources

At March 31, 2010, the Company had working capital, which represents current assets less current liabilities, of $9,021,000 a decrease of $348,000 from the working capital of $9,369,000 at December 31, 2009. The decrease in working capital is primarily attributable to the net loss during the 2010 period.

Inventory and trade receivables are principal components of current assets. At March 31, 2010, the Company had inventories of $13,359,000 a decrease of $3,051,000 from the $16,410,000 at December 31, 2009. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At March 31, 2010, the Company had trade receivables, net of allowance for doubtful accounts of $5,265,000 an increase of $3,671,000 from the $1,594,000 at December 31, 2009. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the three month period ended March 31, 2010, was $549,000 compared with net cash used by operating activities of $3,332,000 for the comparable 2009 period. Net cash used by operating activities for the 2010 period was primarily attributable to an increase in accounts receivable, offset by a decrease in inventory.

Net cash used by investing activities for the three month period ended March 31, 2010, was $96,000 compared with net cash used by investing activities of $200,000 for the comparable 2009 period. The net cash used by investing activities for the 2010 period was primarily related to investment in general purpose equipment for the Company's Champaign, Illinois facility.

Net cash provided by financing activities for the three month period ended March 31, 2010, was $543,000 compared with net cash provided by financing activities of $6,174,000 for the comparable 2009 period. The net cash provided by financing activities for the 2010 period was primarily due to proceeds from short term debt.

At March 31, 2010, the Company had cash and cash equivalents of $197,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2010 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2010 (in 000's):

	Twelve Month Period ended March 31,

	2011	2012	2013	2014	2015	Total
Long and short term debt and capital lease	$6,908	$3,604	$ 973	$ 39	$ 22	$11,546
obligations (1) & (2)
Operating leases	656	389	162	--	--	1,207

Total contractual cash obligations	$7,564	$3,993	$1,135	$ 39	$ 22	$12,753
	======	======	======	======	======	=======

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as of March 31, 2010.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of March 31, 2010 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility which expires on June 20, 2011.

On June 26, 2007, a subsidiary of Hudson entered into a credit facility (the "Facility") with Keltic and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2010, Hudson had $4,006,000 of borrowings outstanding and $4,244,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2010, Hudson had $4,250,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the Facility.

On April 28, 2010, the loan agreement evidencing the Facility was amended to revise certain of the Company's financial covenants through the remainder of the loan agreement, and to waive the Company's failure to satisfy the minimum EBITDA requirement under the loan agreement for the fiscal quarter ended March 31, 2010.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate for a period of six months at an interest rate of 10% per annum. The borrowing is subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010, and at March 31, 2010, the balance remains outstanding.

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

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain virgin HCFC refrigerants. In addition, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants. To the extent the Company is unable to source sufficient quantities of virgin or reclaimable refrigerants in the future, or resell refrigerants at a profit, the Company's financial condition and results of operations would be materially adversely affected.

For the three months ended March 31, 2010 one customer accounted for 14% and another customer accounted for 12% of the Company's revenues. For the three months ended March 31, 2009, one customer accounted for 11% of the Company's revenues.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (topic 820) - Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact upon adoption of ASU 2010-06 on January 1, 2010 to our financial position or results of operations. We do not expect there will be an impact to our financial position or results of operations for the additional disclosure requirements in 2011.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is a Securities and Exchange Commission ("SEC") filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2009.

Item 5 - Other Information

On April 28, 2010, the loan agreement evidencing the Facility was amended to modify the minimum EBITDA that the Company's subsidiary, Hudson Technologies Company ("HTC") is required to achieve each fiscal quarter through the fiscal quarter ended June 30, 2011 and to waive HTC's failure to satisfy the minimum EBITDA requirement under the loan agreement for the fiscal quarter ended March 31, 2010.

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1 Waiver and Sixth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP, dated April 28, 2010.
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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 4, 2010
Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 4, 2010
James R. Buscemi	Date
Chief Financial Officer

Exhibit Index
Number	Exhibit Title
10.1	Waiver and Sixth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP, dated April 28, 2010.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002