Form 10-K/A
period 2009-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2010-06-18
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Hudson Technologies, Inc. for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2010 (the "Original Filing"). We are filing this Amendment to amend certain information contained in the beneficial ownership table located in Item 12 of Part III of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer as exhibits 31.1 and 31.2. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

PART III

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

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common stock	Kevin J. Zugibe	5,636,705 (2)	25.80%
Common stock	Brian F. Coleman	947,176 (3)	4.40%
Common stock	Charles F. Harkins	351,452 (4)	1.65%
Common Stock	Stephen P. Mandracchia	2,400,695 (5)	11.26%
Common stock	Vincent P. Abbatecola	114,500 (6)	*
Common stock	Dominic J. Monetta	160,100 (7)	*
Common stock	Otto C. Morch	92,509 (8)	*
Common stock	Marathon Capital Management, LLC	1,599,500 (9)	7.6%
Common stock	All directors and executive officers as a group (Eight Persons)	10,281,907 (10)	43.47%

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

(2) Includes (i) 87,500 shares which may be purchased at $1.13 per share; (ii) 193,750 shares which may be purchased at $1.15 per share; (iii) 37,500 shares which may be purchased at $.83 per share; (iv) 18,750 shares which may be purchased at $.95 per share; (v) 93,750 shares which may be purchased at $1.02 per share; (vi) 18,750 shares which may be purchased at $.87 per share; (vii) 18,750 shares which may be purchased at $2.15 per share; (viii) 123,750 shares which may be purchased at $1.76 per share; (ix) 35,000 shares which may be purchased at $1.40 per share; (x) 9,300 shares which may be purchased at $1.02 per share, (xi) 195,000 shares that may be purchased at $0.85 per share; and (xii) 78,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(3) Includes (i) 75,000 shares which may be purchased at $1.13 per share; (ii) 18,750 shares which may be purchased at $1.15 per share; (iii) 25,000 shares which may be purchased at $.83 per share; (iv) 12,500 shares which may be purchased at $.95 per share; (v) 62,500 shares which may be purchased at $1.02 per share; (vi) 12,500 shares which may be purchased at $.87 per share; (vii) 12,500 shares which may be purchased at $2.15 per share; (viii) 82,500 shares which may be purchased at $1.76 per share; (ix) 32,500 shares which may be purchased at $1.40 per share; (x) 8,100 shares which may be purchased at $1.02 per share, (xi) 180,000 shares which may be purchased at $0.85 per share; (xii) and 75,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(4) Includes (i) 13,114 shares which may be purchased at $1.13 per share; (ii) 14,063 shares which may be purchased at $1.15 per share; (iii) 9,375 shares which may be purchased at $2.15 per share; (iv) 61,875 shares which may be purchased at $1.76 per share; (v) 23,125 shares which may be purchased at $1.40 per share; (vi) 7,900 shares which may be purchased at $1.02, (vii) 150,000 which may be purchased at $0.85 per share; and (viii)72,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(5) Includes (i) 1,563,420 shares held of record in the name of Mr. Mandracchia's wife, Theresa Mandracchia, over which Mr. Mandracchia has sole voting power and shared dispositive power, and (ii) the following shares which may be purchased by Mr. Mandracchia upon the exercise of options previously granted to him: (a) 40,000 shares which may be purchased at $1.13 per share; (b) 9,375 shares which may be purchased at $1.15 per share; (c) 12,500 shares which may be purchased at $.83 per share; (d) 6,250 shares which may be purchased at $.95 per share; (d) 31,250 shares which may be purchased at $1.02 per share; (f) 6,250 shares which may be purchased at $.87 per share; (g) 6,250 shares which may be purchased at $2.15 per share; (h) 51,250 shares which may be purchased at $1.76 per share; (i) 20,750 shares which may be purchased at $1.40 per share; (j) 7,400 shares which may be purchased at $1.02 per share, (k) 125,000 shares that may be purchased at $0.85 per share; and (l) 58,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(6) Includes (i) 40,000 shares which may be purchased at $0.85 per share, and (ii) 40,000 shares which may be purchased at $1.21 per share, under immediately exercisable options.

(7) Includes 40,000 shares which may be purchased at $1.21 per share under immediately exercisable options.

(8) Includes (i) 10,000 shares, which may be purchased at $0.94 per share; (ii) 2,500 shares, which may be purchased at $1.12 per share; and (iii) 20,000 shares which may be purchased at $0.85 per share, and (iv) 40,000 shares which may be purchased at $1.21 per share, under immediately exercisable options.

(9) Represents aggregate amount of beneficially owned common stock as reported in Schedule 13G filed by Marathon Capital Management, LLC on January 19, 2010. The address of Marathon Capital Management, LLC is 4 North Park Drive, Suite 106, Hunt Valley, MD 21030.

(10) Includes exercisable options to purchase 2,711,347 shares of common stock which may be purchased under immediately exercisable options.

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

__________________________

  Includes (i) 100,000 five-year warrants, issued in 2008 to our lenders, in connection with an amendment to the Facility, exercisable at $1.88 per share and (ii) 73,500 five-year warrants, issued in 2009 to our placement agent in connection with the Offering exercisable, at $1.4375 per share.

Part IV

Item 15. Exhibits, Financial Statement and Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (12)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	2004 Stock Incentive Plan. (10)*
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.8	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.9	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.11	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended (16)*
10.12	Agreement with Brian F. Coleman, as amended. (16)*
10.13	Agreement with James R. Buscemi, as amended. (16)*
10.14	Agreement with Charles F. Harkins, as amended. (16)*
10.15	Agreement with Stephen P. Mandracchia, as amended. (16)*
10.16	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.17	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.18	Amended and Restated Revolving Note, dated June 26, 2007. (12)
10.19	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (12)
10.20	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (12)
10.21	Stock Purchase Agreement between Hudson Technologies, Inc. and Fleming Funds, dated June 28, 2007. (12
10.22	Stock Purchase Agreement between Kevin J. Zugibe and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.23	Stock Purchase Agreement between Stephen P. Mandracchia and Fleming, U.S. Discovery Fund III, L.P., dated June 28, 2007. (12)
10.24	Stock Purchase Agreement between Brian F. Coleman and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.25	Stock Purchase Agreement between James R. Buscemi and Fleming, U.S. Discovery Fund III, L.P. dated June 28, 2007. (12)
10.26	Stock Purchase Agreement between Hudson Technologies, Inc., Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Offshore Discovery Fund III, L.P. dated September 25, 2007. (13)
10.27	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (14)
Page 5
10.28	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (14).
10.29	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (14)
10.30	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,667. (14)
10.31	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333. (14)
10.32	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (14)
10.33	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000 . (14)
10.34	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (14)
10.35	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (14)
10.36	2008 Stock Incentive Plan. (15)
10.37	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (16)
10.38	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (16)
10.39	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (16)
10.40	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (16)
10.41	Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009. (17)
10.42	Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (17)
10.43	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo. (17)
10.44	General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009 .(17)
10.45	Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (17)
10.46	Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (17)
10.47	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Catherine Zugibe. (17)
10.48	General Security Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (17)
10.49	Subordination and Intercreditor Agreement between Catherine Zugibe, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (17).
10.50	Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (18)
10.51	Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (18)
10.52	First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo. (19)
10.53	Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009. (20)
10.54	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (22)
10.55	Form of Subscription Agreement. (20)
10.56	Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009. (21)
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Registrant. (22)
23.1	Consent of BDO Seidman, LLP. (22)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (22)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (22)
Page 6
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed August 14, 2004.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Schedule TO filed June 29, 2007.
(13)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated September 19, 2007, filed September 25, 2007.
(14)	Incorporated by reference to comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated April 17, 2008, filed April 22, 2008.
(15)	Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(16)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
(17)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2009.
(18)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(19)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated July 31, 2009, filed August 3, 2009.
(21)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated August 12, 2009, filed August 18, 2009.
(22) (23)	Filed as an exhibit to the Original Filing. Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	June 18, 2010