Form 10-Q
period 2010-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2010-08-03
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2010

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (SECTION232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

[ ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	23,780,606 shares
Class	Outstanding at July 30, 2010

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 494	$ 299
Trade accounts receivable - net of allowance for doubtful
accounts of $236 and $229	8,977	1,594
Inventories	12,995	16,410
Prepaid expenses and other current assets	1,306	815
Total current assets	23,772	19,118

Property, plant and equipment, less accumulated depreciation and amortization	2,912	2,925
Other assets	79	104
Deferred tax assets	4,120	4,120
Intangible assets, less accumulated amortization	68	78
Total Assets	$30,951	$26,345
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 8,761	$ 4,178
Accrued payroll	171	114
Short-term debt and current maturities of long-term debt	7,706	5,457
Total current liabilities	16,638	9,749
Long-term debt, less current maturities	1,078	4,581
Total Liabilities	17,716	14,330

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 21,043,106 and 20,941,706	210	209
Additional paid-in capital	37,772	37,609
Accumulated deficit	(24,747)	(25,803)
Total Stockholders' Equity	13,235	12,015

Total Liabilities and Stockholders' Equity	$30,951	$26,345
	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2010	2009	2010	2009

Revenues	$16,053	$8,317	$25,137	$14,900
Cost of sales	12,356	6,397	20,263	11,856
Gross Profit	3,697	1,920	4,874	3,044

Operating expenses:
Selling and marketing	499	499	1,004	1,000
General and administrative	757	728	1,592	1,454
Total operating expenses	1,256	1,227	2,596	2,454

Operating income	2,441	693	2,278	590

Other income (expense):
Interest expense	(301)	(429)	(573)	(770)
Total other income (expense)	(301)	(429)	(573)	(770)

Income (loss) before income taxes	2,140	264	1,705	(180)

Income tax provision (benefit)	813	100	648	(69)

Net income (loss)	$1,327	$164	$1,057	($111)
	=======	======	=======	=======

Net income (loss) per common share - Basic	$0.06	$0.01	$0.05	($0.01)
	======	======	======	=======

Net income (loss) per common share - Diluted	$0.06	$0.01	$0.05	($0.01)
	======	======	======	=======

Weighted average number of shares
outstanding - Basic	20,986,339	19,429,533	20,966,939	19,426,200
	===========	===========	===========	===========

Weighted average number of shares
outstanding - Diluted	22,573,109	20,218,083	22,553,709	19,426,200
	===========	===========	===========	===========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$1,057	($111)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	273	254
Allowance for doubtful accounts	17	34
Value of share-based payment arrangements	87	11
Amortization of deferred finance costs	12	12
Changes in assets and liabilities:
Trade accounts receivable	(7,400)	(3,652)
Inventories	3,415	5,594
Prepaid expenses and other current assets	(507)	(62)
Other assets	13	14
Deferred tax assets	--	(69)
Accounts payable and accrued expenses	4,640	(3,216)
Cash provided (used) by operating activities	1,607	(1,191)

Cash flows from investing activities:
Additions to patents	(6)	(15)
Additions to property, plant, and equipment	(244)	(335)
Cash used by investing activities	(250)	(350)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	91	6
Proceeds (repayment) from short-term debt - net	(755)	2,375
Proceeds from issuance of long-term debt	100	--
Repayment of long-term debt	(598)	(536)
Cash provided (used) by financing activities	(1,162)	1,845

Increase in cash and cash equivalents	195	304
Cash and cash equivalents at beginning of period	299	214
Cash and cash equivalents at end of period	$494	$518
	=====	=====
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$533	$730
Cash paid for income taxes	$ 18	$ 8

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2009. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2010, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2010 and December 31, 2009.

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

For the six months ended June 30, 2010 no one customer accounted for 10% or more of the Company's revenues. For the six months ended June 30, 2009, one customer accounted for 11% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six Month Period Ended June 30, (in thousands, unaudited)	2010	2009
Refrigerant and reclamation sales	$23,303	$13,140
RefrigerantSide® Services	1,834	1,760
Total	$25,137	$14,900
	=======	========

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOLs") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of June 30, 2010, the net deferred tax asset is $4,120,000.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2010, the various states' statutes of limitations remain open for tax years subsequent to 2004.

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2010	2009	2010	2009

Net Income (loss)	$1,327	$164	$1,057	($111)
	=====	=====	=====	=====

Weighted average number of shares - basic	20,986,339	19,429,533	20,966,939	19,426,200
Shares underlying warrants	43,131	--	43,131	--
Shares underlying options	1,543,639	788,550	1,543,639	--
Weighted average number of shares outstanding - diluted	22,573,109	20,218,083	22,553,709	19,426,200
	========	========	========	========

For the three month period ended June 30, 2010 and 2009 certain options and warrants aggregating 185,625 and 707,750 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

For the six month period ended June 30, 2010 and 2009 certain options and warrants aggregating 185,625 and 2,954,843 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month period ended June 30, 2010 and 2009, the share-based compensation expense of $87,000 and $11,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive plans, (collectively, the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of June 30, 2010, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's common stock and, as of June 30, 2010 there were 2,729,000 shares of the Company's common stock available for issuance for future stock option grants or other stock based awards.

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

For the six month period ended June 30, 2010 and 2009, there were 80,000 and none, respectively, stock options issued by the Company. At June 30, 2010, there was $45,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Six Month Period Ended June 30,	2010	2009
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	2.5%	1.7%
Expected volatility	56%	52% to 55%
Expected lives	2 to 5 years	2 to 5 years

A summary of the status of the Company's Plans as of June 30, 2010 and December 31, 2009 and 2008 and changes for the years ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(15,000)	$1.01
Forfeited	(1,500)	$1.87
Granted	551,000	$1.25
Outstanding at December 31, 2009	3,394,343	$1.20
Exercised	(101,400)	$0.90
Granted	80,000	$2.04
Outstanding at June 30, 2010	3,372,943	$1.23
	=========	=======

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2010 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,372,943	6.2 years	$1.23
Options vested	3,289,443	6.4 years	$1.22

The following is the intrinsic value at June 30, 2010 of:

Options outstanding	$2,776,000
Options vested	$ 125,000
Options exercised	$ 139,000

The intrinsic value of options exercised during the year ended December 31, 2009 was $2,000.

The following is the weighted average fair value for the six month period ended June 30, 2010 of:

Options granted	$2.04
Options vested	$1.94

Note 3 - Debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP ("Keltic") and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000 (the "Facility"). On September 23, 2009, Keltic advised the Company that it has assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2010, Hudson had in the aggregate $2,527,000 of borrowings outstanding and $5,973,000 available for borrowing under the revolving line of credit. In addition, as of June 30, 2010, the Company had $4,000,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The fair value of the warrants was $74,000 and is being amortized over the life of the Facility. As of June 30, 2010 there was $18,000 unamortized debt cost, which is included in other assets on the balance sheet.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliated individual for a period of six months at an interest rate of 10% per annum. This borrowing was subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010, and on June 30, 2010 the due date of the loan was extended to September 30, 2010, and the balance remains outstanding.

Note 4 - Subsequent events

On July 7, 2010, the Company sold units, consisting of 2,737,500 shares of the Company's common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the "2010 Offering") pursuant to the Company's Registration Statement on Form S-3, declared effective on September 3, 2008 (the "Shelf Registration"). The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period commencing on January 7, 2011.

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

Results of Operations

Three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009

Revenues for the three month period ended June 30, 2010 were $16,053,000, an increase of $7,736,000 or 93% from the $8,317,000 reported during the comparable 2009 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $7,856,000 offset slightly by a decrease in RefrigerantSide® Services revenues of $120,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold. The decrease in RefrigerantSide® Services was attributable to a decrease in the number of jobs completed, slightly offset by an increase in the average revenues per job completed when compared to the same period of 2009.

Cost of sales for the three month period ended June 30, 2010 was $12,356,000, an increase of $5,959,000 or 93% from the $6,397,000 reported during the comparable 2009 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 77% of revenues for 2010 and 2009.

Operating expenses for the three month period ended June 30, 2010 were $1,256,000 an increase of $29,000 or 2% from the $1,227,000 reported during the comparable 2009 period. The increase in operating expenses was primarily related to increased professional fees and payroll expenses.

Other income (expense) for the three month period ended June 30, 2010 was ($301,000), compared to the ($429,000) reported during the comparable 2009 period. Other income (expense) includes interest expense of $301,000 and $429,000 for the comparable 2010 and 2009 periods, respectively. The decrease in interest expense is due to a reduction in outstanding borrowings in 2010 when compared to 2009.

Income tax provision for the fiscal three month period ended June 30, 2010 and 2009 was $813,000 and $100,000, respectively. The provision for both years represents federal and state income tax at the statutory rate.

Net income for the three month period ended June 30, 2010 was $1,327,000, an increase of $1,163,000 from the $164,000 reported during the comparable 2009 period, primarily due to increased revenues and gross profit, partially offset by increased income tax expense.

Six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009

Revenues for the six month period ended June 30, 2010 were $25,137,000, an increase of $10,237,000 or 69% from the $14,900,000 reported during the comparable 2009 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $10,163,000 and an increase in RefrigerantSide® Services revenues of $74,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold. The increase in RefrigerantSide® Services was attributable to an increase in the average revenues per job completed when compared to the same period of 2009, offset to a lesser extent by a decrease in the number of jobs completed compared to the same period of 2009.

Cost of sales for the six month period ended June 30, 2010 was $20,263,000, an increase of $8,407,000 or 71% from the $11,856,000 reported during the comparable 2009 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 81% of revenues for 2010, an increase from the 80% reported for the comparable 2009 period, primarily due to a slightly lower selling price per pound for certain refrigerants in 2010 as compared to the comparable 2009 period.

Operating expenses for the six month period ended June 30, 2010 were $2,596,000 an increase of $142,000 or 6% from the $2,454,000 reported during the comparable 2009 period. The increase in operating expenses was primarily related to increased payroll expenses and professional fees.

Other income (expense) for the six month period ended June 30, 2010 was ($573,000), compared to the ($770,000) reported during the comparable 2009 period. Other income (expense) includes interest expense of $573,000 and $770,000 for the comparable 2010 and 2009 periods, respectively. The decrease in interest expense is due to a reduction in outstanding borrowings in 2010 when compared to 2009.

Income tax provision (benefit) for the fiscal six month period ended June 30, 2010 and 2009 was $648,000 and $(69,000), respectively. For 2010 the income tax provision of $648,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company's NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company's NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the six month period ended June 30, 2010 was $1,057,000 an increase of $1,168,000 from the $111,000 net loss reported during the comparable 2009 period, primarily due to increased revenues and gross profit, partially offset by increased income tax expense.

Liquidity and Capital Resources

At June 30, 2010, the Company had working capital, which represents current assets less current liabilities of $7,134,000, a decrease of $2,235,000 from the working capital of $9,369,000 at December 31, 2009. The decrease in working capital is primarily attributable to the reclassification of $3,000,000 of term loans from long term to short term to reflect the expiration of the Keltic loan agreement on June 26, 2011.

Inventory and trade receivables are principal components of current assets. At June 30, 2010, the Company had inventories of $12,995,000 a decrease of $3,415,000 from the $16,410,000 at December 31, 2009. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At June 30, 2010, the Company had trade receivables, net of allowance for doubtful accounts of $8,977,000, an increase of $7,383,000 from the $1,594,000 at December 31, 2009. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the six month period ended June 30, 2010, was $1,607,000 compared with net cash used by operating activities of $1,191,000 for the comparable 2009 period. Net cash provided by operating activities for the 2010 period was primarily attributable to net income, a decrease in inventory, and an increase in accounts payable, offset by an increase in accounts receivable.

Net cash used by investing activities for the six month period ended June 30, 2010, was $250,000 compared with net cash used by investing activities of $350,000 for the comparable 2009 period. The net cash used by investing activities for the 2010 period was primarily related to investment in general purpose equipment for the Company's Champaign, Illinois facility.

Net cash used by financing activities for the six month period ended June 30, 2010, was $1,162,000 compared with net cash provided by financing activities of $1,845,000 for the comparable 2009 period. The net cash used by financing activities for the 2010 period was primarily due to repayments of short term debt.

At June 30, 2010, the Company had cash and cash equivalents of $494,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2010 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2010 (in 000's):

	Twelve Month Period ended June 30,

	2011	2012	2013	2014	2015	Total
Long and short term debt and capital lease	$8,254	$1,057	$ 52	$ 34	$ 14	$ 9,411
obligations (1) & (2)
Operating leases	676	290	123	4	3	1, 096

Total contractual cash obligations	$8,930	$1,347	$175	$ 38	$ 17	$10,507
	======	======	=====	=====	=====	=======

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as of June 30, 2010.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of June 30, 2010 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility which expires on June 26, 2011.

On June 26, 2007, a subsidiary of Hudson entered into a credit facility (the "Facility") with Keltic and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of June 30, 2010, Hudson had $2,527,000 of borrowings outstanding and $5,973,000 available for borrowing under the revolving line of credit. In addition, as of June 30, 2010, Hudson had $4,000,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the Facility.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate for a period of six months at an interest rate of 10% per annum. The borrowing is subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to June 30, 2010, and at June 30, 2010, the due date of the loan was extended to September 30, 2010, and the balance remains outstanding.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with an investment banking firm, (the "Placement Agent"), engaging the Placement Agent to act as placement agent for a registered direct offering under the Shelf Registration to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "Offering").

A closing of the Offering was held on August 5, 2009, at which time, the Company sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. The Placement Agent received compensation from the Company of $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid in capital as compensation expense to the Placement Agent. As of October 1, 2009, the Company discontinued, and ceased pursuing future sales under, the Offering.

In September, 2009, the Company issued an aggregate of 32,173 shares of its common stock to certain vendors and the Company expensed approximately $44,000 as professional fees for these services.

On July 7, 2010, the Company sold units consisting of 2,737,500 shares of the Company's common stock and warrants to purchase 1,368,750 shares at a price of $2.00 per unit pursuant to the Company's Shelf Registration and received net proceeds of approximately $4,900,000. The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period commencing on January 7, 2011.

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

For the six months ended June 30, 2010 no one customer accounted for 10% or more of the Company's revenues. For the six months ended June 30, 2009, one customer accounted for 11% of the Company's revenues.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Item 5 - Other Information

On July 30, 2010, the independent members of the Board of Directors of the Company approved increases in the base compensation of all of the Company's executive officers, in the aggregate amount of $112,000 with such increases to be effective as of August 1, 2010. As a result, base compensation of those persons who are the Company's "Named Executives" (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as amended) is now as follows: Kevin J. Zugibe, Chairman and Chief Executive Officer, $215,000, Brian F. Coleman, President and Chief Operating Officer, $195,000; and Charles F. Harkins, Vice President Sales, $180,000..

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1 Second Amendment to Note of the Company in the amount of $1,000,000 dated June 30, 2010 issued in favor of Richard Parrillo.
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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 3, 2010
Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 3, 2010
James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number Exhibit Title

10.1 Second Amendment to Note of the Company in the amount of $1,000,000 dated June 30, 2010 issued in favor of

Richard Parrillo.

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