Form 10-Q
period 2010-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2010-11-03
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2010

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (SECTION 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

[  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	23,780,606 shares
Class	Outstanding at October 29, 2010

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 4,080	$ 299
Trade accounts receivable - net of allowance for doubtful
accounts of $266 and $229	4,207	1,594
Inventories	12,789	16,410
Prepaid expenses and other current assets	1,063	815
Total current assets	22,139	19,118

Property, plant and equipment, less accumulated depreciation and amortization	2,804	2,925
Other assets	73	104
Deferred tax assets	4,120	4,120
Intangible assets, less accumulated amortization	65	78
Total Assets	$29,201	$26,345
	========	========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 5,006	$ 4,178
Accrued payroll	289	114
Short-term debt and current maturities of long-term debt	4,409	5,457
Total current liabilities	9,704	9,749
Long-term debt, less current maturities	1,049	4,581
Total Liabilities	10,753	14,330

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000	--	--
Common stock, $0.01 par value; shares authorized 50,000,000
issued and outstanding 23,780,606 and 20,941,706	238	209
Additional paid-in capital	42,757	37,609
Accumulated deficit	(24,547)	(25,803)
Total Stockholders' Equity	18,448	12,015

Total Liabilities and Stockholders' Equity	$29,201	$26,345
	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2010	2009	2010	2009

Revenues	$7,996	$6,499	$33,133	$21,398
Cost of sales	6,192	5,827	26,455	17,682
Gross Profit	1,804	672	6,678	3,716

Operating expenses:
Selling and marketing	541	411	1,545	1,412
General and administrative	865	530	2,457	1,983
Total operating expenses	1,406	941	4,002	3,395

Operating income (loss)	398	(269)	2,676	321

Other income (expense):
Interest expense	(224)	(368)	(797)	(1,138)
Interest income	6	--	6	--
Total other income (expense)	(218)	(368)	(791)	(1,138)

Income (loss) before income taxes	180	(637)	1,885	(817)

Income tax provision (benefit)	(20)	21	628	(48)

Net income (loss)	$200	($658)	$1,257	($769)
	=======	=======	=======	=======

Net income (loss) per common share - Basic	$0.01	($0.03)	$0.06	($0.04)
	======	=======	======	=======

Net income (loss) per common share - Diluted	$0.01	($0.03)	$0.05	($0.04)
	======	=======	======	=======

Weighted average number of shares
outstanding - Basic	23,780,606	19,930,257	21,904,828	19,551,381
	============	============	============	============

Weighted average number of shares
outstanding - Diluted	25,228,525	19,930,257	23,363,760	19,551,381
	============	============	============	============

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$1,257	($769)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization	407	387
Allowance for doubtful accounts	47	41
Value of share-based payment arrangements	183	31
Amortization of deferred finance costs	18	18
Deferred tax assets	--	(69)
Changes in assets and liabilities:
Trade accounts receivable	(2,660)	(1,340)
Inventories	3,621	9,343
Prepaid expenses and other current assets	(260)	(23)
Other assets	13	22
Accounts payable and accrued expenses	1,002	(4,125)
Cash provided by operating activities	3,628	3,516

Cash flows from investing activities:
Additions to patents	(9)	(23)
Additions to property, plant, and equipment	(264)	(357)
Cash used by investing activities	(273)	(380)

Cash flows from financing activities:
Proceeds from issuance of securities - net	5,006	1,396
Repayment of short-term debt - net	(3,781)	(2,442)
Proceeds from issuance of long-term debt	100	--
Repayment of long-term debt	(899)	(866)
Cash provided (used) by financing activities	426	(1,912)

Increase in cash and cash equivalents	3,781	1,224
Cash and cash equivalents at beginning of period	299	214
Cash and cash equivalents at end of period	$4,080	$1,438
	=======	=======
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$743	$1,043
Cash paid for income taxes	$ 22	$ 41

Supplemental disclosure of non-cash investing and financing activities
Debt issued in connection with purchase of property, plant & equipment	$ --	$ 104

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2009. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2010 and December 31, 2009, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2010 and December 31, 2009.

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

For the nine months ended September 30, 2010 no one customer accounted for 10% or more of the Company's revenues. For the nine months ended September 30, 2009, one customer accounted for 10% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine Month Period Ended September 30, (in thousands, unaudited)	2010	2009
Refrigerant and reclamation sales	$30,540	$18,919
RefrigerantSide® Services	2,593	2,479
Total	$33,133	$21,398
	=======	=======

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOLs") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of September 30, 2010, the net deferred tax asset is $4,120,000.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company's net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a "change in control", as defined by the Internal Revenue Service, the Company's ability to utilize its existing NOLs is subject to certain annual limitations. The Company's NOLs are subject to annual limitations ranging from $1,300,000 to $2,500,000.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2010, the various states' statutes of limitations remain open for tax years subsequent to 2004.

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2010	2009	2010	2009

Net Income (loss)	$200	($658)	$1,257	($769)
	====	=====	=====	=====

Weighted average number of shares - basic	23,780,606	19,930,257	21,904,828	19,551,381
Shares underlying warrants	23,439	--	34,363	--
Shares underlying options	1,424,480	--	1,424,569	--
Weighted average number of shares outstanding - diluted	25,228,525	19,930,257	23,363,760	19,551,381
	========	========	========	========

For the three month period ended September 30, 2010 and 2009 certain options and warrants aggregating 1,711,875 and 3,028,343 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

For the nine month period ended September 30, 2010 and 2009 certain options and warrants aggregating 1,474,375 and 3,028,343 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated fair value of the award, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month period ended September 30, 2010 and 2009, the share-based compensation expense of $170,000 and $17,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive plans, (collectively, the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of September 30, 2010, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's common stock and, as of September 30, 2010 there were 2,654,000 shares of the Company's common stock available for issuance for future stock option grants or other stock based awards.

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

For the nine month period ended September 30, 2010 and 2009, there were 155,000 and none, respectively, stock options issued by the Company. At September 30, 2010, there was $33,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

ISOs granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2008 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Period Ended September 30,	2010	2009
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	0.8% to 2.5%	1.7%
Expected volatility	56% to 85%	53% to 64%
Expected lives	3 to 5 years	2 to 5 years

A summary of the status of the Company's Plans as of September 30, 2010 and December 31, 2009 and 2008 and changes for the years ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(15,000)	$1.01
Forfeited	(1,500)	$1.87
Granted	551,000	$1.25
Outstanding at December 31, 2009	3,394,343	$1.20
Exercised	(101,400)	$0.90
Granted	155,000	$1.89
Outstanding at September 30, 2010	3,447,943	$1.24
	=========

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2010 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,447,943	6.3 years	$1.24
Options vested	3,390,026	6.4 years	$1.24

The following is the intrinsic value at September 30, 2010 of:

Options outstanding	$1,675,000
Options vested	$ 11,000
Options exercised	$ 139,000

The intrinsic value of options exercised during the year ended December 31, 2009 was $2,000.

The following is the weighted average fair value for the nine month period ended September 30, 2010 of:

Options granted	$1.89
Options vested	$1.75

Note 3 - Debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP ("Keltic") and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000 (the "Facility"). On September 23, 2009, Keltic advised the Company that it has assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2010, Hudson had in the aggregate $501,000 of borrowings outstanding and $6,968,000 available for borrowing under the revolving line of credit. In addition, as of September 30, 2010, the Company had $3,750,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The fair value of the warrants was $74,000 and is being amortized over the life of the Facility. As of September 30, 2010 there was $12,000 unamortized debt cost, which is included in other assets on the balance sheet.

Note 4 - Capital Stock

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company's common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the "2010 Offering") pursuant to the Company's Registration Statement on Form S-3, declared effective on September 5, 2008 (the "Shelf Registration"). The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period commencing on January 7, 2011. The net proceeds pursuant to the 2010 Offering was approximately $4,900,000. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $920,000 and such amount was charged as a component of Stockholders' Equity to additional paid in capital.

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

Results of Operations

Three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009

Revenues for the three month period ended September 30, 2010 were $7,996,000, an increase of $1,497,000 or 23% from the $6,499,000 reported during the comparable 2009 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $1,458,000 and an increase in RefrigerantSide® Services revenues of $39,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold and to a lesser extent, an increase in the selling price per pound of certain refrigerants sold. The increase in RefrigerantSide® Services was attributable to an increase in the number of jobs completed, offset by a decrease in the average revenues per job completed when compared to the same period of 2009.

Cost of sales for the three month period ended September 30, 2010 was $6,192,000 an increase of $365,000 or 6% from the $5,827,000 reported during the comparable 2009 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 77% of revenues for 2010, compared to 90% in 2009. The decrease in cost of sales as a percentage of sales is due to a lower cost per pound of certain refrigerants sold.

Operating expenses for the three month period ended September 30, 2010 were $1,406,000 an increase of $465,000 or 49% from the $941,000 reported during the comparable 2009 period. The increase in operating expenses was primarily related to increased professional fees and payroll expenses. In the 2009 period, the Company recognized an insurance recovery of approximately $45,000 and in the 2010 period there were no recoveries, and in the 2009 period the Company recognized certain give-backs of management bonuses. The increase in professional fees is primarily related to an increase in accounting fees.

Other income (expense) for the three month period ended September 30, 2010 was ($218,000), compared to the ($368,000) reported during the comparable 2009 period. Other income (expense) includes interest expense of $224,000 and $368,000 for the comparable 2010 and 2009 periods, respectively. The decrease in interest expense is due to a reduction in outstanding borrowings in 2010 when compared to 2009.

Income tax (benefit) provision for the fiscal three month period ended September 30, 2010 and 2009 was ($20,000) and $21,000, respectively. The benefit reported for the three months ended September 30, 2010 represents a provision for pretax income utilizing statutory rates offset by a refund of prior year taxes. The provision for 2009 represents state and local taxes.

Net income for the three month period ended September 30, 2010 was $200,000, an increase of $858,000 from the net loss of ($658,000) reported during the comparable 2009 period, primarily due to increased revenues and gross profit, partially offset by increased operating expenses.

Nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009

Revenues for the nine month period ended September 30, 2010 were $33,133,000 an increase of $11,735,000 or 55% from the $21,398,000 reported during the comparable 2009 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $11,621,000 and an increase in RefrigerantSide® Services revenues of $114,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold. The increase in RefrigerantSide® Services was attributable to an increase in the average revenues per job completed offset to a lesser extent by a decrease in the number of jobs complete when compared to the same period of 2009.

Cost of sales for the nine month period ended September 30, 2010 was $26,455,000 an increase of $8,773,000 or 50% from the $17,682,000 reported during the comparable 2009 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 80% of revenues for 2010, a decrease from the 83% reported for the comparable 2009 period, primarily due to a lower cost per pound for certain refrigerants in 2010 as compared to the comparable 2009 period.

Operating expenses for the nine month period ended September 30, 2010 were $4,002,000 an increase of $607,000 or 18% from the $3,395,000 reported during the comparable 2009 period. The increase in operating expenses was primarily related to increased payroll expenses and professional fees. In the 2009 period, the Company recognized certain give-backs of management bonuses as well as having recognized an insurance recovery and there were no such events in the 2010 period. The increase in professional fees is primarily related to an increase in accounting fees.

Other income (expense) for the nine month period ended September 30, 2010 was ($791,000), compared to the ($1,138,000) reported during the comparable 2009 period. Other income (expense) includes interest expense of $797,000 and $1,138,000 for the comparable 2010 and 2009 periods, respectively. The decrease in interest expense is due to a reduction in outstanding borrowings in 2010 when compared to 2009.

Income tax provision (benefit) for the fiscal nine month period ended September 30, 2010 and 2009 was $628,000 and ($48,000), respectively. For 2010 the income tax provision of $628,000 was for federal and state income tax at statutory rates offset by a refund for prior years taxes. The tax benefits associated with the Company's NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company's NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the nine month period ended September 30, 2010 was $1,257,000 an increase of $2,026,000 from the ($769,000) net loss reported during the comparable 2009 period, primarily due to increased revenues and gross profit, partially offset by increased operating expenses.

Liquidity and Capital Resources

At September 30, 2010, the Company had working capital, which represents current assets less current liabilities of $12,435,000, an increase of $3,066,000 from the working capital of $9,369,000 at December 31, 2009. The increase in working capital is primarily attributable to the proceeds from the 2010 Offering offset by the reclassification of $3,000,000 of term loans from long term to short term to reflect the scheduled expiration of the Keltic Facility on June 26, 2011.

Inventory and trade receivables are principal components of current assets. At September 30, 2010, the Company had inventories of $12,789,000 a decrease of $3,621,000 from the $16,410,000 at December 31, 2009. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At September 30, 2010, the Company had trade receivables, net of allowance for doubtful accounts of $4,207,000, an increase of $2,613,000 from the $1,594,000 at December 31, 2009. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2010, was $3,628,000 compared with net cash provided by operating activities of $3,516,000 for the comparable 2009 period. Net cash provided by operating activities for the 2010 period was primarily attributable to net income, a decrease in inventory, and an increase in accounts payable, offset by an increase in accounts receivable.

Net cash used by investing activities for the nine month period ended September 30, 2010, was $273,000 compared with net cash used by investing activities of $380,000 for the comparable 2009 period. The net cash used by investing activities for the 2010 period was primarily related to investment in general purpose equipment for the Company's Champaign, Illinois facility.

Net cash provided by financing activities for the nine month period ended September 30, 2010, was $426,000 compared with net cash used by financing activities of $1,912,000 for the comparable 2009 period. The net cash provided by financing activities for the 2010 period was primarily due to the proceeds from the 2010 Offering offset by repayments of short term debt.

At September 30, 2010, the Company had cash and cash equivalents of $4,080,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2010 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2010 (in 000's):

	Twelve Month Period ended September 30,

	2011	2012	2013	2014	2015	Total
Long and short term debt and capital lease	$4,747	$1,022	$ 49	$ 30	$ 8	$ 5,856
obligations (1) & (2)
Operating leases	676	252	80	4	3	1,015

Total contractual cash obligations	$5,423	$1,274	$129	$ 34	$ 11	$6,871
	======	======	=====	=====	====	======

____________

(1) The contractual cash obligations included in the table includes both principal and estimated interest payments. The estimated interest payments on revolving debt are based primarily on the interest rates in effect and the outstanding revolving debt obligation as of September 30, 2010.

(2) Long and short term debt and capital lease obligations include payment of obligations of outstanding principal amounts of debt as of September 30, 2010 and estimated future interest payments on the outstanding principal amounts under the Company's credit facility which expires on June 26, 2011.

On June 26, 2007, a subsidiary of Hudson entered into the Facility with Keltic and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of September 30, 2010, Hudson had $501,000 of borrowings outstanding and $6,968,000 available for borrowing under the revolving line of credit. In addition, as of September 30, 2010, Hudson had $3,750,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the Facility.

On March 20, 2009, the Company borrowed $1,000,000 from a non-affiliate for a period of nine months at an interest rate of 10% per annum. The borrowing is subordinated to the Facility. On September 30, 2009, the due date of the loan was extended to September 30, 2010. As of September 30, 2010 the loan was repaid and there are no further obligations under the loan.

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

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company's common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit pursuant to the Company's Shelf Registration and received net proceeds of approximately $4,900,000. The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period commencing on January 7, 2011. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $920,000 and such amount was charged as a component of Stockholders' Equity to additional paid in capital.

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

For the nine months ended September 30, 2010 no one customer accounted for 10% or more of the Company's revenues. For the nine months ended September 30, 2009, one customer accounted for 10% of the Company's revenues.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Annual Report Form 10-K for the year ended December 31, 2009, as amended.

Item 6 - Exhibits

The following exhibits are being filed with this report:

1.1 Placement Agency Agreement between Canaccord Genuity Inc. and Hudson Technologies, Inc. dated July 1, 2010. (1)
4.1 Form of Warrants issued in July 2010 Offering. (2)
10.1 Form of Subscription Agreement relating to July 2010 Offering. (3)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

(1) Incorporated by reference to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010, and filed July 2, 2010.

(2) Incorporated by reference to Exhibit B attached to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010, and filed July 2, 2010.

(3) Incorporated by reference to Exhibit A attached to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010, and filed July 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 3, 2010
	Kevin J. Zugibe	Date
Chairman and Chief Executive Officer

By:	/s/ James R. Buscemi	November 3, 2010
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number Exhibit Title

1.1 Placement Agency Agreement between Canaccord Genuity Inc. and Hudson Technologies, Inc., dated July 1, 2010. (1)

4.1 Form of Warrants issued in July 2010 Offering. (2)

10.1 Form of Subscription Agreement relating to July 2010 Offering. (3)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

(1) Incorporated by reference to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010, and filed July 2, 2010.

(2) Incorporated by reference to Exhibit B attached to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010, and filed July 2, 2010.

(3) Incorporated by reference to Exhibit A attached to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010, and filed July 2, 2010.