Form 10-K
period 2010-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2011-03-07
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ] Yes [x] No

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

The aggregate market value of registrant's common stock held by non-affiliates at June 30, 2010 was approximately $27,552,760. As of February 26, 2011 there were 23,780,606 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Index

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chiller Chemistry®, Chill Smart®, Fluid Chemistry® and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the "Company", "Hudson", "we", "us", "our", or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use in the United States of refrigerants containing hydrochlorofluorocarbons ("HCFC"), the most commonly used refrigerants, and chlorofluorocarbons ("CFC") are subject to extensive and changing regulation under the Clean Air Act, as amended (the "Act"). The Act, which was amended in 1990 in response to evidence linking damage to the earth's ozone layer to the use of CFC and HCFC refrigerants, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition also applies to substitute, non-ozone depleting refrigerants, such as Hydrofluorocarbon ("HFC"). The Act also requires the recovery of all refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems, and, effective January 1, 1996, prohibited production of virgin (new) CFC refrigerants and limited the production of virgin (new) HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants, and federal regulations were enacted which impose limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 2010 the Act further limited the production of HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems, regardless of the refrigerant being used, and for the responsible management of refrigerant.

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various segments of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilizes HFC refrigerants. HFC refrigerants are not ozone depleting chemicals and are not currently regulated under the Act. However, HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and, as a result, are now subject to various state and federal regulations relating to the sale, use and emissions of HFC refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants.

The Act, and the federal regulations enacted under authority of the Act, have mandated and/or promoted responsible use practices in the air conditioning and refrigeration industry, which are intended to minimize the release of refrigerants into the atmosphere and encourage the recovery and re-use of refrigerants. In addition to prohibiting the venting of CFC and HCFC refrigerants, and prohibiting and/or phasing down the production of CFC and HCFC refrigerants, the Act mandates the recovery of these refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Since January 1996, when virgin CFC production became prohibited, nearly the entire service demand for CFC refrigerants in existing equipment has been met through the recovery and the reclamation of used CFC refrigerants by the United States Environmental Protection Agency ("EPA") certified reclaimers. In addition, effective January 2010, EPA regulations limited the total pounds of virgin HCFC refrigerants that can be produced and imported to levels which, based upon the EPA's estimates, will require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants, with that percentage increasing through 2014.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release to the atmosphere and the corresponding ozone depletion. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing. The Company believes it is the largest refrigerant reclaimer in the United States. Additionally, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, compliment the Company's refrigerant sales and refrigerant reclamation and management services. The Company has also developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy. In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions. See "Emission Reductions".

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. Virgin, non-CFC refrigerants, including HCFC and HFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. The Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed using the Company's high speed proprietary reclamation equipment, its patented Zugibeast® system, and then are resold by the Company.

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

RefrigerantSide® Services

The Company provides decontamination and recovery services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including the patented Zugibeast® system. Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation are also proprietary and are covered by process patents.

In addition to the decontamination and recovery services previously described, the Company also provides predictive and diagnostic services for its customers. The Company offers diagnostic services that are intended to predict potential problems in air conditioning and refrigeration systems before they occur. The Company's Chiller Chemistry® offering integrates several fluid tests of an operating system and the corresponding laboratory results into an engineering report providing its customers with an understanding of the current condition of the fluids, the cause for any abnormal findings and the potential consequences if the abnormal findings are not remediated. Fluid Chemistry®, an abbreviated version of, the Company's Chiller Chemistry® offering, is designed to quickly identify systems that require further examination. ChillSmart® combines the diagnostic information of Chiller Chemistry® with a detailed performance evaluation for an operating refrigeration system and recommendations for eliminating any inefficiencies that may have been discovered.

The Company has been awarded several United States patents for its Performance Optimization System, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. Hudson's Performance Optimization Services are able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson's RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. These inefficiencies require power generating companies to produce more energy and, in many instances increase carbon dioxide ("CO2") emissions to produce the excess energy. Consequently, not only is Hudson's reclamation system a direct benefit to the environment, but Hudson's Performance Optimization Services recommendations are also designed to achieve an overall reduction in CO2 emissions. The Company's Performance Optimization System can be customized to a particular customer's refrigeration system, such as at an industrial facility that utilizes refrigeration in its manufacturing processes, or offered as a stand alone product that can be used with air conditioning and packaged refrigeration systems, such as a comfort cooling application in large office buildings. When the Company combines it Performance Optimization System with its Chiller Chemistry® the Company calls this combined offering ChillSmart®.

The Company also performs Energy Savings Assessments ("ESAs") for process and utility systems utilizing a methodology based on the 2009 ASME/ANSI Energy Assessment Standards. The Company's engineering staff performs ESAs at a customer's site, which staff includes an expert certified to provide best-practices training for the U.S. Department of Energy ("DOE") and the United Nations Industrial Development Organization ("UNIDO"). The Company can perform ESA's on a variety of process and utility systems including: steam; refrigeration and process cooling; process heating; waste heat recovery; combined heat and power pumps; compressed air; and fuel switching.

Emission Reductions

CFC refrigerants are ozone depleting substances and are also highly-weighted greenhouse gases that contribute to global warming. The destruction of CFC refrigerants may be eligible for verified emission reductions that can be converted and monetized into carbon offset credits that may be traded in the emerging carbon offset markets. The Company is pursuing opportunities to acquire CFC refrigerants and is developing relationships within the emerging environmental markets in order to develop opportunities for the creation and monetization of verified emission reductions from the destruction of CFC refrigerants.

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

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. Over time, the Company expects to introduce its technology and offerings to several geographies around the world.

In 2003, the Company entered into an exclusive global technology and marketing agreement with The Linde Group ("Linde"), formerly the BOC Group, by which the Company licensed its RefrigerantSide® Services technology to Linde. As contemplated by the global agreement, which expired in 2010, the Company entered into separate supplemental agreements with Linde affiliate companies covering the United Kingdom and the Republic of South Africa, pursuant to which the Company licensed its RefrigerantSide® Services technology and the use of its related proprietary equipment to each Linde affiliate in return for (i) a license fee payable to the Company by the Linde affiliate in annual installments during the course of such supplemental agreement and (ii) royalty payments to the Company based on revenues derived by the Linde affiliate from the performance of RefrigerantSide® Services and other sales licensed from the Company. The Company's revenues generated by supplemental agreements have not been material to the Company's financial performance and are not expected to be material in future periods.

In January 2010, the Company entered into a strategic alliance agreement with EOS Climate, Inc. ("EOS"), which is a provider of technology and services related to the destruction or mitigation of ozone-depleting substances in order to generate verified emissions reductions for sale in emerging environmental markets. Under the agreement, the Company and EOS have established an exclusive relationship pursuant to which the Company will supply certain CFC refrigerants to EOS, and EOS will utilize the Company to perform reclamation and recovery services for emissions reduction projects, and the parties will share any revenues generated from the monetization of verified emissions reductions. The agreement is worldwide in scope and provides for the granting of licenses by the Company to EOS to utilize the Company's equipment and technology in other countries in connection with emissions reductions projects. To date, the Company's revenues generated by the agreement have not been material to the Company's financial performance.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain virgin HCFC refrigerants. In addition, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the years ended December 31, 2010 and 2009, no one customer accounted for more than 10% of the Company's revenues.

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

The Company may also be subject to regulations adopted by the EPA which impose certain reporting requirements arising out of the purchase, production, use and/or emissions of certain greenhouse gases, including HFC's.

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

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratory, which is ARI certified, to assure that reclaimed refrigerants comply with ARI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs five persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

The Company has 77 full and 2 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent and eight foreign patents covering seventeen foreign countries and has patent applications pending in two other foreign countries, all relating to the high-speed equipment, components and process to reclaim refrigerants. The Company also holds a registered trademark for its Zugibeast®. The United States patent expires in January 2012 and the foreign patents will expire between May 2014 and December 2014. The Company also holds several U.S. and foreign patents related to certain RefrigerantSide® Services developed by the Company as well as for certain processes to measure and improve the efficiency of refrigeration systems. These patents will expire between February 2017 and December 2020.

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

Our existing credit facility, which currently expires in June 2011, is secured by substantially all of our assets and contains formulas that limit the amount of our borrowings under the facility. Moreover, the terms of our credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. In June 2009 and April 2010 the Company obtained waivers from the lender for violations of one of its loan covenants. If we violate any of these loan covenants and do not obtain a waiver from our lender, our indebtedness under the credit facility would become immediately due and payable, and the lender could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

Adverse weather or economic downturn could adversely impact our financial results

Our business could be negatively impacted by adverse weather or economic downturns. Weather is a significant factor in determining market demand for the refrigerants sold by us, and to a lesser extent, our RefrigerantSide® Services. Unusually cooler temperatures in the spring and summer in the markets served by us, tends to depress demand for, and price of, refrigerants we sell. Protracted periods of cooler than normal spring and summer weather could result in a substantial reduction in our sales which could adversely affect our financial position as well as our results of operations. An economic downturn could cause customers to postpone or cancel purchases of the Company's products or services. Either or both of these conditions could have severe negative implications to our business that may exacerbate many of the risk factors we identified in this report but not limited, to the following:

Liquidity

These conditions could reduce our liquidity and this could have a negative impact on our financial condition and results of operations.

Demand

These conditions could lower the demand and/or price for our product and services, which would have a negative impact on our results of operation.

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

The markets for our services and products are highly competitive. We compete with numerous regional and national companies which provide refrigerant recovery and reclamation services, as well as companies which market and deal in new and reclaimed alternative refrigerants, including certain of our suppliers, some of which possess greater financial, marketing, distribution and other resources than us. We also compete with numerous manufacturers of refrigerant recovery and reclamation equipment. Certain of these competitors have established reputations for success in the service of air conditioning and refrigeration systems. We may not be able to compete successfully, particularly as we seek to enter into new markets.

A number of factors could negatively impact the price and/or availability of refrigerants, which would, in turn, adversely affect our business and financial condition.

Refrigerant sales continue to represent a significant portion of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitations; (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the ban on production of CFC based refrigerants under the Act; (iii) the proposed legislation which, if enacted, could impose limitations on production and consumption of HFC refrigerants; (iv) introduction of new refrigerants and air conditioning and refrigeration equipment; (v) price competition resulting from additional market entrants; (vi) changes in government regulation on the use and production of refrigerants; and (vii) reduction in demand for refrigerants. We do not maintain firm agreements with any of our suppliers of refrigerants and we do not hold allowances permitting us to purchase and import HCFC refrigerants abroad. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

Issues relating to potential climate change could have an impact on our business.

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants and current and future climate change or related legislation and/or regulations, may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increase administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products.

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

Currently, our officers and directors collectively own approximately 32% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly effect, and potentially fully control us and the election of our directors. There is no provision for cumulative voting for our directors.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's Auburn, Washington depot facility is located in a 3,000 square foot building leased from an unaffiliated third party at an annual rental of $25,000 pursuant to a month to month rental agreement.

The Company's Baton Rouge, Louisiana depot facility is located in a 3,600 square foot building leased from an unaffiliated third party at an annual rental of $27,000 pursuant to a month to month rental agreement.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. As of December 31, 2010, the Company has outstanding $705,000 under its mortgage and the annual real estate taxes on this facility are approximately $42,000.

The Company has established a second facility in Champaign, Illinois, which is located in a 60,000 square foot building. The building is leased from an unaffiliated third party at an annual rental of $234,000, pursuant to an arrangement expiring in December 2011.

The Company's Charlotte, North Carolina depot facility is located in an 8,500 square foot building leased from an unaffiliated third party at an annual rental of $60,000 pursuant to an agreement expiring in January 2013.

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

The Company's Hampstead, New Hampshire telemarketing facility is located in a 1,600 square foot building leased from an unaffiliated third party at an annual rental of $22,000 pursuant to an agreement expiring in August 2012.

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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2010, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2012. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the years ended December 31, 2010 and 2009, the Company incurred $72,000 and $76,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. [Removed and reserved]

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the NASDAQ Capital Market under the symbol "HDSN". The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common stock as reported by NASDAQ.

	High	Low
2009
• First Quarter	$ 1.75	$ 1.16
• Second Quarter	$ 1.96	$ 1.21
• Third Quarter	$ 1.43	$ 0.94
• Fourth Quarter	$ 1.60	$ 1.01

2010
• First Quarter	$ 3.04	$ 1.35
• Second Quarter	$ 2.80	$ 1.81
• Third Quarter	$ 2.20	$ 1.52
• Fourth Quarter	$ 1.88	$ 1.48

The number of record holders of the Company's common stock was approximately 170 as of February 26, 2011. The Company believes that there are in excess of 2,400 beneficial owners of its common stock.

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

See Item 12 for certain information with respect to the Company's equity compensation plans as of December 31, 2010.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carryforwards ("NOLs") and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

Sales of refrigerants continue to represent a significant portion of the Company's revenues. The Company's refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Under the Act, commencing in 2010, future production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030.

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

Results of Operations

Year ended December 31, 2010 as compared to the year ended December 31, 2009

Revenues for the fiscal year ended December 31, 2010 were $37,273,000, an increase of $13,106,000 or 54% from the $24,167,000 reported during the comparable 2009 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $12,135,000 and an increase in RefrigerantSide® Services revenues of $971,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold. The increase in RefrigerantSide® Services was attributable to an increase in the average revenues per job completed and to a lesser extent by an increase in the number of jobs completed when compared to the same period of 2009.

Cost of sales for fiscal year ended December 31, 2010 was $29,241,000, an increase of $8,885,000 or 44% from the $20,356,000 reported during the comparable 2009 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 78% of revenues for 2010, a decrease from the 84% reported for the comparable 2009 period, primarily due to a lower cost per pound for certain refrigerants in 2010 as compared to the comparable 2009 period.

Operating expenses for the fiscal year ended December 31, 2010 were $5,880,000, an increase of $855,000 or 17% from the $5,025,000 reported during the comparable 2009 period. The increase in operating expenses was primarily related to increased payroll expenses and professional fees. In the 2009 period, the Company recognized certain give-backs of management bonuses as well as having recognized an insurance recovery and there were no such events in the 2010 period.

Other income (expense) for fiscal year ended December 31, 2010 was ($1,088,000), compared to the ($1,400,000) reported during the comparable 2009 period. Other income (expense) includes interest expense of $1,102,000 and $1,401,000 for the comparable 2010 and 2009 periods, respectively. The decrease in interest expense is due to a reduction in outstanding borrowings in 2010 when compared to 2009.

Income tax provision (benefit) for the fiscal ended December 31, 2010 and 2009 was $363,000 and ($119,000), respectively. For 2010, the income tax provision of $363,000 was for federal and state income tax at statutory rates offset by a refund for prior years taxes. The tax benefits associated with the Company's NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company's NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the fiscal year ended December 31, 2010 was $701,000, an increase of $3,196,000 from the ($2,495,000) net loss reported during the comparable 2009 period, primarily due to increased revenues and gross profit, partially offset by increased operating expenses.

Liquidity and Capital Resources

At December 31, 2010, the Company had working capital, which represents current assets less current liabilities of $12,225,000, an increase of $2,856,000 from the working capital of $9,369,000 at December 31, 2009. The increase in working capital is primarily attributable to the proceeds from the sale of equity securities and net income for the period offset by the reclassification of $3,500,000 of term loans from long term to short term to reflect the scheduled expiration of the Company's lending facility on June 26, 2011.

Inventory and trade receivables are principal components of current assets. At December 31, 2010, the Company had inventories of $18,211,000, an increase of $1,801,000 from $16,410,000 at December 31, 2009. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At December 31, 2010, the Company had trade receivables, net of allowance for doubtful accounts of $1,767,000, an increase of $173,000 from $1,594,000 at December 31, 2009. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the year ended December 31, 2010, was $3,128,000 compared with net cash provided by operating activities of $3,360,000 for the comparable 2009 period. Net cash provided by operating activities for the 2010 period was primarily attributable to net income, and an increase in accounts payable, offset by an increase in accounts receivable and inventories.

Net cash used by investing activities for the year ended December 31, 2010, was $618,000 compared with net cash used by investing activities of $430,000 for the comparable 2009 period. The net cash used by investing activities for the 2010 period was primarily related to investment in general purpose equipment for the Company's Champaign, Illinois facility.

Net cash provided by financing activities for the year ended December 31, 2010, was $1,117,000 compared with net cash used by financing activities of $2,845,000 for the comparable 2009 period. The net cash provided by financing activities for the 2010 period was primarily due to the sale of equity securities offset by repayments of debt.

At December 31, 2010, the Company had cash and cash equivalents of $3,926,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2011 will be approximately $600,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2010 (in 000's):

	Twelve Month Period December 31,

Long and short term debt and capital lease	2011	2012	2013	2014	2015	Total
obligations:	$5,012	$ 948	$ 41	$ 27	$ 2	$6,030
Principal
Estimated interest (1) (2)	276	37	3	1	-	317
Operating leases	594	191	37	4	3	829

Total contractual cash obligations	$5,882	$1,176	$81	$ 32	$ 5	$7,176
	=====	=====	====	====	===	=====

____________

(1) The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of December 31, 2010 through the expiration date of the Company's credit facility which expires on June 26, 2011.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 26, 2007, a subsidiary of Hudson entered into the credit facility ("the Facility") with Keltic and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2010, Hudson had $1,373,000 of borrowings outstanding and $7,478,000 available for borrowing under the revolving line of credit. In addition, as of December 31, 2010, Hudson had $3,500,000 of borrowings outstanding under the A and B term loans, and all such amounts are included as current debt due to the Facility's expiration date in June 2011. The Company expects to renew its Facility but there can be no assurance that the Company will be successful.

In connection with the April 2008 amendment to the Facility, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The fair value of the warrants was $74,000 and such amount is amortized over the life of the Facility.

The Facility contains three financial covenants: (a) minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"); (b) minimum tangible net worth; and (c) maximum capital expenditures.

(a) EBITDA, which represents a non-GAAP measurement of certain financial results, is defined in the Facility as total income before interest expense, taxes, depreciation, amortization, and other non-cash expenses ("Adjusted EBITDA"). The Adjusted EBITDA is calculated quarterly on a rolling twelve months basis. Our calculation of Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that Adjusted EBITDA is indicative of our cash provided by operating activities or results of operations. We have provided a reconciliation of Adjusted EBITDA to net income solely for the purpose of complying with SEC regulations and not as an indication that Adjusted EBITDA is a substitute measure for income from operations.

(b) Tangible net worth is calculated quarterly and is defined as total assets less intangible assets, less total liabilities.

(c) Capital expenditures are compared quarterly on a year to date basis to an annual cap set forth in the Facility.

As of December 31, 2010 and December 31, 2009, the Company was in compliance with these covenants and all other covenants in the Facility, and the Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the Facility.

For the fiscal quarter ended June 30, 2009, the Company obtained a covenant waiver, dated July 15, 2009, for a violation of the Adjusted EBITDA covenant. The June 30, 2009 violation occurred primarily because of the adverse impact on our results of operations from the severe downturn in the economy that began in late 2008. Additionally, our second quarter of 2009 operating results were also unfavorably impacted by unseasonably cool weather in the geographic areas where we conduct our business. The combination of these two factors negatively impacted our operating results.

For the period ended June 30, 2009, the Adjusted EBITDA was $800,000, versus $2,100,000 as required by the covenant in the Facility. The company obtained a covenant waiver for this violation of the Adjusted EBITDA covenant. A numeric reconciliation of net income to Adjusted EBITDA is as follows (in thousands):

Net income for the period ended June 30, 2009	$1,800
Income tax (benefit)	(3,000)
Interest expense	1,400
Depreciation expense	500
Non cash expenses	100
Adjusted EBITDA for the period ended June 30, 2009	$800

On August 13, 2009, the Facility was amended, which amendment, among other things, reset the Adjusted EBITDA covenant in the Facility to the following:

Quarter Ending	Amount
September 30, 2009	($150,000)
December 31, 2009	($800,000)
March 31, 2010	($400,000)
June 30, 2010	$900,000
September 30, 2010	$1,460,000
December 31, 2010	$1,600,000
March 31, 2011	$1,900,000

As of December 31, 2009, the Adjusted EBITDA calculation was based on the six month period commencing with July 1, 2009 and ending December 31, 2009. As of December 31, 2009, the Company's Adjusted EBITDA was ($600,000), versus ($800,000) as required by the covenant in the Facility and the Company was in compliance with the covenant. A numeric reconciliation of net loss to Adjusted EBITDA is as follows (in thousands):

Net loss for the period ended December 31, 2009	($2,400)
Income tax (benefit)	--
Interest expense	600
Depreciation expense	300
Non cash expenses	900
Adjusted EBITDA for the period ended December 31, 2009	($600)
=====

As of March 31, 2010, the Adjusted EBITDA calculation was based on the nine month period commencing with July 1, 2009 and ending March 31, 2010. As of March 31, 2010, the Company's Adjusted EBITDA was ($600,000), versus ($400,000) as required by the covenant in the Facility. The period ended March 31, 2010, was negatively affected by a slower than expected recovery from the economic downturn. The Company obtained a covenant waiver for this violation of the Adjusted EBITDA covenant. A numeric reconciliation of net loss to Adjusted EBITDA is as follows (in thousands):

Net loss for the period ended March 31, 2010	($2,700)
Income tax (benefit)	(200)
Interest expense	900
Depreciation expense	400
Non cash expenses	1,000
Adjusted EBITDA for the period ended March 31, 2010	($600)
======

On April 28, 2010, the Facility was amended, which amendment, among other things, reset the Adjusted EBITDA covenant in the Facility the following levels:

Quarter Ending	Amount
June 30, 2010	$713,000
September 30, 2010	$1,330,000
December 31, 2010	$1,116,000
March 31, 2011	$1,259,000
June 30, 2011	$1,781,000

As of December 31, 2010, the Adjusted EBITDA calculation was based on the nine month period commencing with April 1, 2010 and ending December 31, 2010. As of December 31, 2010, the Company's Adjusted EBITDA was $2,800,000, versus $1,116,000 as required by the covenant in the Facility and the Company was in compliance with the covenant. A numeric reconciliation of net income to Adjusted EBITDA is as follows (in thousands):

Net income for the period ended December 31, 2010	$1,100
Income tax expense	500
Interest expense	700
Depreciation expense	400
Non cash expenses	100
Adjusted EBITDA for the period ended December 31, 2010	$2,800
======

On July 31, 2009, Hudson entered into a Placement Agent Agreement with an investment banking firm, (the "Placement Agent"), engaging the Placement Agent to act as placement agent for a registered direct offering under the Company's shelf registration statement, declared effective September 5, 2008 ("Shelf Registration"), to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "2009 Offering").

A closing of the 2009 Offering was held on August 5, 2009, at which time, the Company sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. The Placement Agent received compensation from the Company of $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid in capital as compensation expense to the Placement Agent. As of October 1, 2009, the Company discontinued, and ceased pursuing future sales under, the 2009 Offering.

In September, 2009, the Company issued an aggregate of 32,173 shares of its common stock to certain vendors and the Company expensed approximately $44,000 as professional fees for these services.

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company's common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit pursuant to the Company's Shelf Registration and received net proceeds of approximately $4,900,000 ("2010 Offering"). The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period, which commenced on January 7, 2011. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders' equity to additional paid in capital.

Effective as of March 4, 2011, the Company re-purchased warrants to purchase 150,000 shares of the Company's common stock, at a price of $0.60 per share, which warrants were issued in connection with the 2010 Offering.

On March 7, 2011, the remaining 1,218,750 warrants issued in connection with the 2010 Offering were amended on consent of the holders of more than two-thirds of the remaining warrants, to among other things, extend the expiration date of the warrants to July 7, 2016.

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

For the years ended December 31, 2010 and 2009, no one customer accounted for 10% or more of the Company's revenues.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance that they are effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company's controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

On March 4, 2011, the Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved awards of cash bonuses to its executive officers. Pursuant to this award, Kevin J. Zugibe will receive a total cash bonus of $122,000; Brian F. Coleman will receive a total cash bonus of $77,000; Charles F. Harkins will receive a total cash bonus of $63,000; and James R. Buscemi will receive a cash bonus of $42,000.

Effective as of March 4, 2011, the Company re-purchased warrants to purchase 150,000 shares of the Company's common stock, at a price of $0.60 per share, which warrants were issued in connection with the 2010 Offering.

On March 7, 2011, the remaining 1,218,750 warrants issued in connection with the 2010 Offering were amended on consent of the holders of more than two-thirds of the remaining warrants, to among other things, extend the expiration date of the warrants to July 7, 2016. The description of the Amended Warrant Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Amended Warrant Agreement which is filed as Exhibit 10.60 to this Report.

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

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	47	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	49	President and Chief Operating Officer, Director
James R. Buscemi	57	Chief Financial Officer
Charles F. Harkins, Jr.	49	Vice President Sales
Stephen P. Mandracchia	51	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	64	Director
Dominic J. Monetta	69	Director
Otto C. Morch	77	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. We believe Mr. Zugibe's qualifications to sit on our Board of Directors include his 25 years of experience in the air conditioning and refrigeration industry including as our founder, our Chairman and Chief Executive Officer for 20 years. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO USA, LLP, the Company's independent registered public accounting firm. We believe Mr. Coleman's qualifications to sit on our Board of Directors include his prior financial and accounting experience obtained as a partner with BDO USA, LLP, his 15 years of experience in the air conditioning and refrigeration industry including as our President and Chief Operating Officer for the past 10 years.

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

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He was formerly the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital. Mr. Abbatecola serves on the Rockland Board of Governors and the St. Thomas Aquinas President's Council. We believe that Mr. Abbatecola's qualifications to sit on our Board include his business experience obtained as Vice President of Abbey Ice and Spring Water Company, his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including as Chairman of the Company's Audit Committee for 17 years.

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has been the President of Resource Alternatives, Inc., a corporate development firm concentrating on solving management and technological issues facing chief executive officers and their senior executives, since August 1993. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy. We believe that Dr. Monetta's qualifications to sit on our board include his engineering and other experience obtained as a past director for the US Department of Energy and Defense, his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company's Audit Committee for 4 years.

Otto C. Morch has been a Director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997. We believe that Mr. Morch's qualifications to sit on our Board include his financial and other experience obtained as a Senior Vice President at Provident Savings Bank, F.A., his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company's Audit Committee for 17 years.

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

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At Hudson's August 10, 2010, Annual Meeting of the Shareholders, Messrs. Monetta, and Zugibe were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2012. Messrs. Abbatecola, Coleman and Morch are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2011.

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

Based solely on Hudson's review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2010, all filing requirements applicable to all officers directors and greater than 10% beneficial shareholders were complied with, except for two late filings in connection with a stock option issuance to each of Mr. Morch and Mr. Monetta.

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

Item 11. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2010 and whose total compensation during the year ended December 31, 2010 exceeded $100,000 (the "Named Executives").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($) (3)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kevin J. Zugibe, Chairman, Chief Executive Officer (2)	2010 2009	$209,181 $189,131	$ -- $ --	$ -- $ --	$ -- $44,437	$ 122,000 $ --	$ -- $ --	$ -- $ --	$331,181 $233,568
Brian F. Coleman, President, Chief Operating Officer, Director (2)	2010 2009	$180,513 $167,440	$ -- $ --	$ -- $ --	$ -- $42,728	$ 77,000 $ --	$ -- $ --	$ -- $ --	$257,513 $210,168
Charles F. Harkins, Jr., Vice President Sales	2010 2009	$167,898 $156,629	$ -- $ --	$ -- $ --	$ -- $41,018	$ 63,000 $ --	$ -- $ --	$ -- $ --	$230,898 $197,647

_____________________________

(1) We utilize the grant date fair value using the Black-Sholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.

(2) Messrs. Coleman and Zugibe did not receive any compensation for services as a director during the years ended December 31, 2010 and 2009.

(3) Non-Equity Incentive Plan Compensation was earned in 2010 and will be paid in 2011.

Narrative Disclosure to Summary Compensation Table

Employment, Termination, Change of Control and other Agreements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which currently expires in October 2012 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, as amended by the First Amendment to Restated Employment Agreement dated December 29, 2008, Mr. Zugibe is receiving an annual base salary of $192,800 with such increases and bonuses as our Board of Directors may determine. The agreement provides, in the event of Mr. Zugibe's disability, for the continuation of at least 75% of Mr. Zugibe's salary for up to one hundred twenty days after the commencement of his disability. Mr. Zugibe is also entitled to take up to four weeks of vacation, excluding paid holidays.

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

Stock Option Grants or Stock Awards

The Company did not issue stock options, or grant any stock awards to any of the Named Executives in 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following tables discloses the outstanding option awards held by the Named Executives as of December 31, 2010. No options were exercised by the Named Executives during the fiscal year ended December 31, 2010. No stock awards have been issued to the Named Executives.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer
	87,500	$1.13	3/5/2014
	193,750	$1.15	3/31/2014
	18,750	$0.83	9/17/2014
	18,750	$0.95	10/1/2014
	93,750	$1.02	1/3/2015
	18,750	$0.87	4/1/2015
	18,750	$0.83	7/8/2015
	18,750	$2.15	9/30/2015
	123,750	$1.76	12/29/2015
	35,000	$1.40	3/31/2016
	9,300	$1.02	10/10/2016
	195,000	$0.85	11/20/2017
	78,000	$1.26	12/17/2019

Brian F. Coleman, President, Chief Operating Officer, Director
	75,000	$1.13	3/5/2014
	18,750	$1.15	3/31/2014
	12,500	$0.83	9/17/2014
	12,500	$0.95	10/1/2014
	62,500	$1.02	1/3/2015
	12,500	$0.87	4/1/2015
	12,500	$0.83	7/8/2015
	12,500	$2.15	9/30/2015
	82,500	$1.76	12/29/2015
	32,500	$1.40	3/31/2016
	8,100	$1.02	10/10/2016
	180,000	$0.85	11/20/2017
	75,000	$1.26	12/17/2019

Charles F. Harkins, Jr., Vice President Sales	13,114	$1.13	3/5/2014
	14,063	$1.15	3/31/2014
	9,375	$2.15	9/30/2015
	61,875	$1.76	12/29/2015
	23,125	$1.40	3/31/2016
	7,900	$1.02	10/10/2016
	78,600	$0.85	11/20/2017
	72,000	$1.26	12/17/2019

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

As of December 31, 2010, we had options outstanding to purchase 59,364 shares of our common stock under the 1994 Plan.

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

As of December 31, 2010, we had options outstanding to purchase 802,678 shares of our common stock under the 1997 Plan.

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

As of December 31, 2010, we had options outstanding to purchase 2,214,901 shares of common stock and 20,000 shares are reserved for future issuances under the 2004 Plan.

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

As of December 31, 2010, we had options outstanding to purchase 335,000 shares of common stock and 2,665,000 shares are reserved for issuance of future awards under the 2008 Plan.

Director Compensation

Non-employee directors receive an annual fee of $10,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board Committee meetings. In 2010, non-employee directors each received an annual fee of $10,000 and reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2010. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vincent P. Abbatecola (2)	$10,000	$ --	$28,570	$ --	$ --	$ --	$38,570
Dominic J. Monetta	$10,000	$ --	$28,570	$ --	$ --	$ --	$38,570
Otto C. Morch (2)	$10,000	$ --	$28,570	$ --	$ --	$ --	$38,570

__________________________

(1) We utilize the grant date fair value using the Black-Sholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.

(2) As of December 31, 2010, Mr. Abbatecola has options to purchase 105,000 shares of common stock outstanding, Mr. Morch has options to purchase 87,500 shares of common stock outstanding, and Mr. Monetta has options to purchase 65,000 shares of common stock outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 26, 2011 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson's common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson's outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Kevin J. Zugibe	5,636,705 (2)	22.83%
Common Stock	Brian F. Coleman	947,176 (3)	3.89%
Common Stock	Charles F. Harkins	280,052 (4)	1.16%
Common Stock	Stephen P. Mandracchia	2,325,695 (5)	9.63%
Common Stock	Vincent P. Abbatecola	145,000 (6)	*
Common Stock	Dominic J. Monetta	185,100 (7)	*
Common Stock	Otto C. Morch	108,800 (8)	*
Common Stock	Marathon Capital Management, LLC	1,708,450 (9)	7.18%
Common Stock	All directors and executive officers as a group (Eight Persons)	10,207,298 (10)	38.54%

* = Less than 1%

_______

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 26, 2011. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person

(but not held by any other person) and which are exercisable within 60 days from February 26, 2010 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

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

(4) Includes (i) 13,114 shares which may be purchased at $1.13 per share; (ii) 14,063 shares which may be purchased at $1.15 per share; (iii) 9,375 shares which may be purchased at $2.15 per share; (iv) 61,875 shares which may be purchased at $1.76 per share; (v) 23,125 shares which may be purchased at $1.40 per share; (vi) 7,900 shares which may be purchased at $1.02; (vii) 78,600 which may be purchased at $0.85 per share; and (viii)72,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(5) Includes (i) 1,508,420 shares held of record in the name of Mr. Mandracchia's wife, Theresa Mandracchia, over which Mr. Mandracchia has sole voting power and shared dispositive power, and (ii) the following shares which may be purchased by Mr. Mandracchia upon the exercise of options previously granted to him: (a) 40,000 shares which may be purchased at $1.13 per share; (b) 9,375 shares which may be purchased at $1.15 per share; (c) 12,500 shares which may be purchased at $.83 per share; (d) 6,250 shares which may be purchased at $.95 per share; (d) 31,250 shares which may be purchased at $1.02 per share; (f) 6,250 shares which may be purchased at $.87 per share; (g) 6,250 shares which may be purchased at $2.15 per share; (h) 51,250 shares which may be purchased at $1.76 per share; (i) 20,750 shares which may be purchased at $1.40 per share; (j) 7,400 shares which may be purchased at $1.02 per share; (k) 125,000 shares that may be purchased at $0.85 per share; and (l) 58,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(6) Includes (i) 40,000 shares which may be purchased at $0.85 per share; (ii) 40,000 shares which may be purchased at $1.21 per share; and (iii) 25,000 shares which may be purchased at $1.72, under immediately exercisable options.

(7) Includes (i) 40,000 shares which may be purchased at $1.21 per share; and (ii) 25,000 shares which may be purchased at $1.72 per share under immediately exercisable options.

(8) Includes (i) 2,500 shares, which may be purchased at $1.12 per share; and (ii) 20,000 shares which may be purchased at $0.85 per share; (iii) 40,000 shares which may be purchased at $1.21 per share; and (iv) 25,000 shares which may be purchased at $1.72 per share, under immediately exercisable options.

(9) Represents aggregate amount of beneficially owned common stock as reported in Schedule 13G filed by Marathon Capital Management, LLC on February 1, 2011. The address of Marathon Capital Management, LLC is 4 North Park Drive, Suite 106, Hunt Valley, MD 21030.

(10) Includes exercisable options to purchase 2,704,947 shares of common stock which may be purchased under immediately exercisable options.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson's equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,411,943	$1.23	2,685,000

Equity compensation plans not approved by security holders (1)	173,500	$2.50	- -

Total	3,585,443	$1.62	2,685,000

__________________________

Includes (i) 100,000 five-year warrants, issued in 2008 to our lenders, in connection with an amendment to the Facility, exercisable at $1.88 per share, and (ii) 73,500 five-year warrants, issued in 2009 to our placement agent in connection with the Offering exercisable, at $1.4375 per share.

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

Review, approval or ratification of transactions with related persons

Each year, all of our directors and officers are asked to disclose the existence of family relationships and other related transactions in Director and Officer Questionnaires. Our Audit Committee is responsible for reviewing and approving or ratifying related-person transactions. A related person is any executive officer, director or more than 5% stockholder, or any immediate family member of the foregoing persons, or entity owned or controlled by such person. In addition, pursuant to our Code of Business Conduct and Ethics, all of our employees and directors are required to bring any conflict of interest to the attention of one of the Company's executive officers or directors. In determining whether to approve or ratify a related party transaction, the Audit Committee will consider, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available to us from an unaffiliated third-party' under the same or similar circumstances, and the extent of the related party's interest in the transaction. Any transaction which is deemed to be a related party transaction requires the approval, initially by a majority of the non-interested Audit Committee members and finally by a majority of the non-interested Board members. There are no other written procedures governing any review of related person transactions.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audits and reviews of the Company's financial statements for the years ended December 31, 2010 and 2009 totaled $208,000 and $221,000, respectively.

Audit-Related Fees. In 2010 and 2009, the aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements was none.

Tax Fees. In 2010 and 2009 the aggregate fees billed by BDO USA, LLP for professional services rendered for tax advice totaled $31,000 and $34,000, respectively.

All Other Fees. In 2010 and 2009, all other fees billed by BDO USA LLP for professional services rendered other than the services described in the paragraphs caption "Audit Fees", "Audit Related Fees" and "Tax Fees" were none.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2010. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO USA, LLP.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20,1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (12)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	2004 Stock Incentive Plan. (10)*
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.8	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.9	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.11	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended (15)*
10.12	Agreement with Brian F. Coleman, as amended. (15)*
10.13	Agreement with James R. Buscemi, as amended. (15)*
10.14	Agreement with Charles F. Harkins, as amended. (15)*
10.15	Agreement with Stephen P. Mandracchia, as amended. (15)*
10.16	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (28)
10.17	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.18	Amended and Restated Revolving Note, dated June 26, 2007. (12)
10.19	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (12)
10.20	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (12)
10.21	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (13)
10.22	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (13).
10.23	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (13)
10.24	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,667. (13)
10.25	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333. (13)
10.26	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (13)
10.27	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000. (13)

Page 32

10.28	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (13)
10.29	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (13)
10.30	2008 Stock Incentive Plan. (14)
10.31	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)
10.32	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (15)
10.33	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)
10.34	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (15)
10.35	Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009. (16)
10.36	Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (16)
10.37	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo. (16)
10.38	General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009 .(16)
10.39	Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (16)
10.40	Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (16)
10.41	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Catherine Zugibe. (16)
10.42	General Security Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (16)
10.43	Subordination and Intercreditor Agreement between Catherine Zugibe, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (16).
10.44	Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (17)
10.45	Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (17)
10.46	First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo. (18)
10.47	Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009. (19)
10.48	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (21)
10.49	Form of Subscription Agreement. (19)
10.50	Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009. (20)
10.51	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (22)
10.52	First Amendment to Amended and Restated Loan Agreement with Keltic Financial Partners, L.P., dated July 25, 2007. (28)
10.53	Waiver and Sixth Amendment to Amended and Restated Loan Agreement between Hudson Technologies, Inc. and Keltic Financial II, LP, dated April 28, 2010. (23)
10.54	Second Amendment to Note of the Company in the amount of $1,000,000 dated June 30, 2010 issued in favor of Richard Parrillo. (24)
10.55	Placement Agency Agreement between Canaccord Genuity, Inc., and Hudson Technologies, Inc., dated July 1, 2010. (25)
10.56	Form of Warrant issued in July 2010 Offering (26)
10.57	Form of Subscription Agreement relating to July 2010 Offering (27)
10.58	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (28)
10.59	Warrant Repurchase Agreement dated March 4, 2011 betweenthe Company and Sonar Overseas Fund, Ltd. (28)
10.60	Form of Agreement and Consent, to amend warrants issued in connection with the July 2010 offering, dated March 7, 2011. (28)
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Registrant. (28)
23.1	Consent of BDO USA, LLP. (28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)

Page 33

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
_________________________
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed August 14, 2004.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Schedule TO filed June 29, 2007.
(13)	Incorporated by reference to comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated April 17, 2008, filed April 22, 2008.
(14)	Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(15)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
(16)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2009.
(17)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(18)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(19)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated July 31, 2009, filed August 3, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated August 12, 2009, filed August 18, 2009.
(21)	Filed as an exhibit to the Original Filing
(22)	Incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
(23)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(24)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(25)	Incorporated by reference to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(26)	Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(27)	Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(28)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	36
Audited Consolidated Financial Statements:
• Consolidated Balance Sheets	37
• Consolidated Statements of Operations	38
• Consolidated Statements of Stockholders' Equity	39
• Consolidated Statements of Cash Flows	40
• Notes to the Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

Valhalla, New York

March 7, 2011

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$ 3,926	$ 299
Trade accounts receivable - net	1,767	1,594
Inventories	18,211	16,410
Prepaid expenses and other current assets	376	815
Total current assets	24,280	19,118

Property, plant and equipment, less accumulated depreciation and amortization	3,008	2,925
Other assets	66	104
Deferred tax asset	3,669	4,120
Intangible assets, less accumulated amortization	73	78
Total Assets	$31,096	$26,345
	======	======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 6,350	$ 4,178
Accrued payroll	693	114
Short-term debt and current maturities of long-term debt	5,012	5,457
Total current liabilities	12,055	9,749
Long-term debt, less current maturities	1,018	4,581
Total Liabilities	13,073	14,330

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000; none issued or outstanding	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 23,780,606 and 20,941,706	238	209
Additional paid-in capital	42,887	37,609
Accumulated deficit	(25,102)	(25,803)
Total Stockholders' Equity	18,023	12,015

Total Liabilities and Stockholders' Equity	$31,096	$26,345
	======	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2010	2009

Revenues	$37,273	$24,167
Cost of sales	29,241	20,356
Gross Profit	8,032	3,811

Operating expenses:
Selling and marketing	2,193	1,796
General and administrative, includes $182 and $350 for share-based payment arrangements	3,687	3,229
Total operating expenses	5,880	5,025

Operating income (loss)	2,152	(1,214)

Other income (expense):
Interest expense	(1,102)	(1,401)
Other income	14	1
Total other income (expense)	(1,088)	(1,400)

Income (loss) before income taxes	1,064	(2,614)

Income tax (benefit) expense	363	(119)

Net income (loss)	$ 701	($2,495)
	====	======

Net income (loss) per common share - basic	$0.03	($ 0.12)
	====	======
Net income (loss) per common share - diluted	$0.03	($ 0.12)
	====	======
Weighted average number of shares outstanding - basic	22,373,773	20,054,000
	========	========
Weighted average number of shares outstanding - diluted	23,723,650	20,054,000
	========	========

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at
December 31, 2008	19,424,533	$194	$35,820	($23,308)	$12,706

Sale of common stock	1,470,000	15	1,380	--	1,395

Issuance of common stock upon exercise of stock options	15,000	--	15	--	15

Issuance of common stock for services	32,173	--	44	--	44

Value of share-based arrangements	--	--	350	--	350

Net loss	--	--	--	(2,495)	(2,495)

Balance at December 31, 2009	20,941,706	209	37,609	(25,803)	12,015

Sale of common stock and warrants	2,737,500	28	5,006	--	5,034

Issuance of common stock upon exercise of stock option	101,400	1	90	--	91

Value of share-based arrangements	--	--	182	--	182

Net income	--	--	--	701	701

Balance at December 31, 2010	23,780,606	$238	$42,887	($25,102)	$18,023
	========	====	======	=======	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the years ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$701	($2,495)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization	540	524
Allowance for doubtful accounts	88	--
Amortization of deferred finance cost	25	25
Value of share-based payment arrangements	182	350
Deferred tax benefit	451	--
Compensation expense for stock purchases	13	31
Changes in assets and liabilities:
Trade accounts receivable	(261)	137
Inventories	(1,801)	7,203
Prepaid expenses and other current assets	426	(137)
Other assets	13	30
Accounts payable and accrued expenses	2,751	(2,308)
Cash provided by operating activities	3,128	3,360

Cash flows from investing activities:
Additions to patents	(23)	(39)
Additions to property, plant, and equipment	(595)	(391)
Cash used by investing activities	(618)	(430)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants - net	5,125	1,410
Proceeds (repayment) of short-term debt - net	(2,909)	(3,091)
Proceeds from long-term debt	100	--
Repayment of long-term debt	(1,199)	(1,164)
Cash provided (used) by financing activities	1,117	(2,845)

Increase in cash and cash equivalents	3,627	85
Cash and cash equivalents at beginning of period	299	214
Cash and cash equivalents at end of period	$3,926	$ 299
	=====	=====

________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$ 915	$ 1,321
Cash paid for income taxes	$ 29	$ 41
Supplemental schedule of non-cash investing
and financing activities:
Debt issued in connection with purchase of property, plant and equipment	$ --	$ 104
Stock issued for services	$ --	$ 13

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2010 and 2009, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2010 and 2009.

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

For the years ended December 31, 2010 and 2009 no one customer accounted for 10% or more of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Years Ended December 31, (in thousands)	2010	2009
Refrigerant and reclamation sales	$33,163	$21,028
RefrigerantSide® Services	4,110	3,139
Total	$37,273	$24,167
	======	======

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOLs") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of December 31, 2010, the net deferred tax asset is $3,669,000.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2010, the various states' statutes of limitations remain open for tax years subsequent to 2004. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009

Net Income (loss)	$701	($2,495)
	====	======

Weighted average number of shares - basic	22,373,773	20,054,000
Shares underlying warrants	26,365	--
Shares underlying options	1,323,512	--
Weighted average number of shares outstanding - diluted	23,723,650	20,054,000
	========	========

For the years ended December 31, 2010 and 2009 certain options and warrants aggregating 2,194,000 and 3,567,843 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 2 - Other income

For the years ended December 31, 2010 and 2009, other income consisted of interest income of $14,000 and $1,000, respectively.

Note 3 - Income taxes

During the year ended December 31, 2010, the Company recognized $451,000 in federal and state income tax expense, offset by a prior period refund of $88,000. During the year ended December 31, 2009, the Company recognized $119,000 in federal and state income tax benefits. In future periods, the Company may be subject to federal or state income tax expense due to limitations of the usage of the Company's NOL's. For the year ended December 31, 2009, the Company recognized a tax benefit of $140,000 to reflect the current recoverable federal income tax paid for the prior year.

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2010	2009
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- Under accrual of prior period taxes	(7%)	--
- Non-Statutory federal and state taxes	--	(1%)
- Change in valuation allowance	--	(32%)
Total	31%	5%
	====	====

As of December 31, 2010, the Company had NOL's of approximately $20,000,000 expiring 2018 through 2029. Approximately $19,000,000 of the Company's NOL's are subject to an annual limitations ranging from $1,300,000 to $2,500,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2010	2009
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$ 133	$ 118
- Reserves for doubtful accounts	79	83
- Accrued payroll	198	--
- Inventory reserve	41	227
- NOL	7,648	8,177
Subtotal	8,099	8,605
- Valuation allowance	(4,430)	(4,485)
Total	$ 3,669	$ 4,120

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

Note 4 - Trade accounts receivable - net

At December 31, 2010 and 2009, trade accounts receivable are net of reserves for doubtful accounts of $220,000 and $229,000, respectively.

Note 5- Inventories

Inventories consist of the following:

December 31,	2010	2009
(in thousands)
Refrigerant and cylinders	$ 4,781	$ 6,485
Packaged refrigerants	13,430	9,925
Total	$18,211	$16,410
	======	======

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2010	2009	Estimated Lives
(in thousands)
Property, plant, & equipment
- Land	$ 535	$ 535
- Buildings	830	830	39 years
- Building improvements	754	743	39 years
- Equipment	7,072	6,825	3-7 years
- Equipment under capital lease	105	138	5-7 years
- Vehicles	1,050	1,046	5 years
- Lab equipment and computers	792	739	3-5 years
- Furniture & fixtures	152	151	7-8 years
- Leasehold improvements	68	68	3 years
- Equipment under construction	349	53
Subtotal	11,707	11,128
Accumulated depreciation & amortization	8,699	8,203
Total	$3,008	$2,925
	======	======

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2010	2009
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$1,373	$3,282
- Long-term debt: current	3,639	2,175
Subtotal	5,012	5,457
Long-term debt:
- Bank credit line	3,500	4,500
- Building and land mortgage	972	1,039
- Vehicle and equipment loans	113	108
- Subordinated loan	--	1,000
- Capital lease obligations	72	109
- Less: current maturities	(3,639)	(2,175)
Subtotal	1,018	4,581
Total short-term & long-term debt	$6,030	$10,038
	======	======

Bank Credit Line

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP ("Keltic") and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000 (the "Facility"). On September 23, 2009, Keltic advised the Company that it has assumed all of Bridge's rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 20, 2011. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2010, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2010, Hudson had in the aggregate $1,373,000 of borrowings outstanding and $7,478,000 available for borrowing under the revolving line of credit. In addition, as of December 31, 2010, the Company had $3,500,000 of borrowings outstanding under the A and B term loans and all such amounts are included as current debt due to the Facility's expiration date in June 2011. The Company expects to renew its Facility but there can be no assurance that the Company will be successful.

In connection with the April 2008 amendment to the Facility, the Company issued 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The fair value of the warrants was $74,000 and is being amortized over the life of the Facility. As of December 31, 2010 there was $6,000 unamortized debt cost, which is included in other assets on the balance sheet.

Building Mortgage

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a 15 year amortizing loan in the amount of $945,000, with a balloon payment due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%. As of December 31, 2010 and 2009, the Company has approximately $705,000 and $759,000, respectively, outstanding under the loan.

Land Mortgage

In April 2008, the Company purchased five acres of vacant land adjacent to its Champaign, Illinois facility for $300,000. The Company financed the purchase with a 15 year amortization loan in the amount of $300,000 with a balloon payment due on June 1, 2012. The note bears an interest rate at 6.7% and as of December 31, 2010, $267,000 is outstanding.

Vehicle and Equipment Loans

The Company had entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through January 2015 and bear interest from 2% to 9.5%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2011	$3,639
- 2012	948
- 2013	41
- 2014	27
- 2015	2
Total	$4,657
=====

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $81,000 at December 31, 2010 under leases, which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2011	$28
- 2012	28
- 2013	20
- 2014	5
81
Less Interest expense	(9)
Total	$72
====

Note 8 - Stockholders' equity

On September 5, 2008, the Company's shelf registration statement on Form S-3 (the "Shelf Registration") was declared effective by the SEC.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with Roth Capital Partners, ("Roth"), engaging Roth to act as placement agent for a registered direct offering under the Shelf Registration to sell, on a best efforts basis, 3,870,000 shares of the Company's common stock at a sale price of $1.15 per share (the "2009 Offering").

A closing of the 2009 Offering was held on August 5, 2009, at which time, Hudson sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. As placement agent for the 2009 Offering, Roth received $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid in capital as compensation expense to Roth. As of October 1, 2009, the Company discontinued, and ceased pursuing further sales under, the 2009 Offering.

In September 2009, the Company issued an aggregate of 32,173 shares of its common stock to certain vendors and the Company expensed approximately $44,000 as professional fees for these services.

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company's common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the "2010 Offering") pursuant to the Shelf Registration.. The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period, which commenced on January 7, 2011. The net proceeds pursuant to the 2010 Offering was approximately $4,900,000. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders' equity to additional paid in capital.

Effective as of March 4, 2011, the Company re-purchased warrants to purchase 150,000 shares of the Company's common stock, at a price of $0.60 per share, which warrants were issued in connection with the 2010 Offering.

On March 7, 2011, the remaining 1,218,750 warrants issued in connection with the 2010 Offering were amended on consent of the holders of more than two-thirds of the remaining warrants, to among other things, extend the expiration date of the warrants to July 7, 2016.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 1, 2013.

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$ 25,000	Month to Month
Baton Rouge, Louisiana	$ 27,000	Month to Month
Champaign, Illinois	$234,000	12/2011
Charlotte, North Carolina	$ 60,000	1/2013
Orangeburg, New York	$179,000	6/2011
Pearl River, New York	$107,000	3/2013
Pottsboro, Texas	$ 18,000	8/2011
Hampstead, New Hampshire	$ 22,000	8/2012

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2010 and 2009 totaled approximately $643,000 and $628,000, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2011	594
- 2012	191
- 2013	37
-2014	4
-2015	3
Total	$829
====

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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2010, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2012. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs, and such costs in excess of the Company's estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the years ended December 31, 2010 and 2009, the Company incurred $72,000 and $76,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the 1999 Release will not impact the Village wells, or that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which currently expires in October 2012 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $192,800 with such increases and bonuses as the Company's Board of Directors may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 10 - Share-Based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the twelve month period ended December 31, 2010 and 2009, the share-based compensation expense of $182,000 and $350,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive plans, (collectively, the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of December 31, 2010, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's common stock and, as of December 31, 2010 there were 2,685,000 shares of the Company's common stock available for issuance for future stock option grants or other stock based awards.

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

For the years ended December 31, 2010 and 2009, the Company issued 155,000 and 551,000, respectively. At December 31, 2010, there was $20,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan, which was amended on August 19, 1999, ("1997 Plan") pursuant to which 2,000,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs could be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective June 11, 2007, the Company's ability to grant options or stock appreciation rights under the 1997 Plan expired.

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan ("2004 Plan") pursuant to which 2,500,000 shares of common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

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

Effective August 27, 2008, the Company adopted its 2008 Stock Incentive Plan ("2008 Plan") pursuant to which 3,000,000 shares of common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2008 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on August 27, 2018.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years Ended December 31,	2010	2009
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	0.8% to 2.5%	.16%
Expected volatility	56% to 85%	54%
Expected lives	3 to 5 years	2 to 5 years

A summary of the status of the Company's Plans as of December 31, 2010 and 2009 changes for the years ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,859,843	$1.19
Exercised	(15,000)	$1.01
Forfeited	(1,500)	$1.87
Granted	551,000	$1.25
Outstanding at December 31, 2009	3,394,343	$1.20
Exercised	(101,400)	$0.90
Forfeited	(36,000)	$2.02
Granted	155,000	$1.89
Outstanding at December 31, 2010	3,411,943	$1.23
	========

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2010 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,411,943	6.2 years	$1.23
Options vested	3,374,443	6.2 years	$1.23

The following is the intrinsic value for the year ended December 31, 2010 of:

Options outstanding	$1,567,000
Options vested	$ 14,000
Options exercised	$ 139,000

The intrinsic value of options exercised during the year ended December 31, 2009 was $2,000.

The following is the weighted average fair value for the year ended December 31, 2010 of:

Options granted	$1.89
Options vested	$1.72

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 7, 2011
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 7 2011
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 7, 2011
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 7, 2011
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 7, 2011
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 7, 2011
Otto C. Morch

Index to Exhibits

Exhibit Number	Description

Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Amended By-Laws, as amended March 10, 2006. (11)
3.5	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.6	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.8	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.9	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.10	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.11	Company's By-Laws, as amended September 19, 2007. (12)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	2004 Stock Incentive Plan. (10)*
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.8	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.9	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.11	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended (15)*
10.12	Agreement with Brian F. Coleman, as amended. (15)*
10.13	Agreement with James R. Buscemi, as amended. (15)*
10.14	Agreement with Charles F. Harkins, as amended. (15)*
10.15	Agreement with Stephen P. Mandracchia, as amended. (15)*
10.16	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (28)
10.17	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (12)
10.18	Amended and Restated Revolving Note, dated June 26, 2007. (12)
10.19	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000 (12)
10.20	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (12)
10.21	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (13)
10.22	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (13).
10.23	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (13)
10.24	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,667. (13)
10.25	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333. (13)
10.26	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (13)
10.27	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000. (13)
10.28	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (13)
10.29	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (13)
10.30	2008 Stock Incentive Plan. (14)

Page 53

10.31	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)
10.32	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (15)
10.33	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)
10.34	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (15)
10.35	Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009. (16)
10.36	Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (16)
10.37	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo. (16)
10.38	General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009 .(16)
10.39	Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (16)
10.40	Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (16)
10.41	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Catherine Zugibe. (16)
10.42	General Security Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (16)
10.43	Subordination and Intercreditor Agreement between Catherine Zugibe, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (16).
10.44	Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (17)
10.45	Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (17)
10.46	First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo. (18)
10.47	Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009. (19)
10.48	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (21)
10.49	Form of Subscription Agreement. (19)
10.50	Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009. (20)
10.51	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (22)
10.52	First Amendment to Amended and Restated Loan Agreement with Keltic Financial Partners, L.P., dated July 25, 2007. (28)
10.53	Waiver and Sixth Amendment to Amended and Restated Loan Agreement between Hudson Technologies, Inc. and Keltic Financial II, LP, dated April 28, 2010. (23)
10.54	Second Amendment to Note of the Company in the amount of $1,000,000 dated June 30, 2010 issued in favor of Richard Parrillo. (24)
10.55	Placement Agency Agreement between Canaccord Genuity, Inc., and Hudson Technologies, Inc., dated July 1, 2010. (25)
10.56	Form of Warrant issued in July 2010 Offering (26)
10.57	Form of Subscription Agreement relating to July 2010 Offering (27)
10.58	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (28)
10.59	Warrant Repurchase Agreement dated March 4, 2011 betweenthe Company and Sonar Overseas Fund, Ltd. (28)
10.60	Form of Agreement and Consent, to amend warrants issued in connection with the July 2010 offering, dated March 7, 2011. (28)
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Registrant. (28)
23.1	Consent of BDO USA, LLP. (28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
_________________________

Page 54

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005
(9)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed August 14, 2004.
(11)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
(12)	Incorporated by reference to the comparable exhibit filed with the Company's Schedule TO filed June 29, 2007.
(13)	Incorporated by reference to comparable exhibit filed with the Company's Current Report on Form 8-K for the event dated April 17, 2008, filed April 22, 2008.
(14)	Incorporated by reference to Appendix I to the Company's Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(15)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
(16)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2009.
(17)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(18)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(19)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated July 31, 2009, filed August 3, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company's Current Report on Form 8-K, for the event dated August 12, 2009, filed August 18, 2009.
(21)	Filed as an exhibit to the Original Filing
(22)	Incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
(23)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(24)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(25)	Incorporated by reference to Exhibit 1.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(26)	Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(27)	Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(28)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.