Form 10-Q
period 2011-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2011-05-03
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

_____________________

Hudson Technologies, Inc.

______________________

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3641539 (I.R.S. Employer Identification No.)

1 Blue Hill Plaza
P.O. Box 1541 Pearl River, New York (Address of principal executive offices)	10965 (Zip Code)

Registrant's telephone number, including area code	(845) 735-6000

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	23,780,606 shares
Class	Outstanding at April 29, 2011

Hudson Technologies, Inc.

Index

Part I - FINANCIAL INFORMATION

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 3,734	$ 3,926
Trade accounts receivable - net of allowance for doubtful
accounts of $250 and $220	8,285	1,767
Inventories	18,512	18,211
Prepaid expenses and other current assets	531	376
Total current assets	31,062	24,280

Property, plant and equipment, less accumulated depreciation and amortization	2,963	3,008
Other assets	66	66
Deferred tax assets	3,002	3,669
Intangible assets, less accumulated amortization	76	73
Total Assets	$37,169	$31,096
	======	======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 6,287	$ 6,350
Accrued payroll	326	693
Short-term debt and current maturities of long-term debt	8,233	5,012
Total current liabilities	14,846	12,055
Long-term debt, less current maturities	3,297	1,018
Total Liabilities	18,143	13,073

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000 ; none issued or outstanding	--	--
Common stock, $0.01 par value; shares authorized 50,000,000;
23,780,606 and 23,780,606 issued and outstanding	238	238
Additional paid-in capital	42,802	42,887
Accumulated deficit	(24,014)	(25,102)
Total Stockholders' Equity	19,026	18,023

Total Liabilities and Stockholders' Equity	$37,169	$31,096
	======	======

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2011	2010

Revenues	$13,818	$9,083
Cost of sales	10,116	7,907
Gross Profit	3,702	1,176

Operating expenses:
Selling and marketing	642	505
General and administrative	1,070	835
Total operating expenses	1,712	1,340

Operating income (loss)	1,990	(164)

Other income (expense):
Interest expense	(243)	(271)
Interest income	8	--
Total other income (expense)	(235)	(271)

Income (loss) before income taxes	1,755	(435)

Income tax (benefit) expense	667	(165)

Net income (loss)	$1,088	($270)

Net income (loss) per common share - Basic	$0.05	($0.01)
Net income (loss) per common share - Diluted	$0.04	($0.01)
Weighted average number of shares
outstanding - Basic	23,780,606	20,942,831
	========	========
Weighted average number of shares
outstanding - Diluted	25,168,947	20,942,831
	========	========

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Decrease in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,088	($270)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Depreciation and amortization	127	138
Allowance for doubtful accounts	30	16
Value of share-based payment arrangements	5	60
Amortization of deferred finance costs	6	6
Amortization of stock issued for services	--	8
Deferred tax benefit	667	--
Changes in assets and liabilities:
Trade accounts receivable	(6,548)	(3,688)
Inventories	(301)	3,051
Prepaid and other assets	(161)	(387)
Accounts payable and accrued expenses	(430)	517
Cash used by operating activities	(5,517)	(549)

Cash flows from investing activities:
Additions to patents	(10)	(1)
Additions to property, plant, and equipment	(75)	(95)
Cash used by investing activities	(85)	(96)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	--	16
Purchase of common stock equivalents	(90)	--
Proceeds from short-term debt - net	5,678	724
Proceeds from issuance of long-term debt	--	100
Repayment of long-term debt	(178)	(297)
Cash provided by financing activities	5,410	543

Decrease in cash and cash equivalents	(192)	(102)
Cash and cash equivalents at beginning of period	3,926	299
Cash and cash equivalents at end of period	$3,734	$197
	=====	====
__________________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$230	$251
Cash paid for income taxes	$ --	$ 18

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company's Chiller Chemistry®, Chill Smart®, Fluid Chemistry®, and Performance Optimization are predictive and diagnostic service offerings. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, reference to the "Company", "Hudson", "we", "us", "our", or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 2010. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2011 and December 31, 2010, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2011 and December 31, 2010.

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

For the three months ended March 31, 2011 no one customer accounted for 10% or more of the Company's revenues. For the three months ended March 31, 2010 one customer accounted for 14% and another customer accounted for 12% of the Company's revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31, (in thousands)	2011	2010
Refrigerant and reclamation sales	$12,763	$8,317
RefrigerantSide® Services	1,055	766
Total	$13,818	$9,083
	=====	=====

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards ("NOLs") is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of March 31, 2011, the net deferred tax asset is $3,002,000.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2011, the various states' statutes of limitations remain open for tax years subsequent to 2004. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands):

	Three Month Period Ended March 31,
	2011	2010

Net Income (loss)	$1,088	($270)
	=====	=====

Weighted average number of shares - basic	23,780,606	20,942,831
Shares underlying warrants	28,604	--
Shares underlying options	1,359,737	--
Weighted average number of shares outstanding - diluted	25,168,947	20,942,831
	========	========

During the three month period ended March 31, 2011 and 2010 certain options and warrants aggregating 1,324,375 and 3,634,343 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon ("HCFC") and hydroflourocarbon ("HFC") refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon ("CFC"), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the "Act") prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitation on the use, production and importation of virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2011 and 2010, the share-based compensation expense of $5,000 and $60,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company's 1994, and 1997 stock option plans and the Company's 2004 and 2008 stock incentive plans, (collectively, the "Plans"), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of March 31, 2011, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company's common stock and, as of March 31, 2011 there were 2,734,000 shares of the Company's common stock available for issuance for future stock option grants or other stock based awards.

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

For the three month period ended March 31, 2011 and 2010, the Company issued none and 80,000 options, respectively. At March 31, 2011, there was $16,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Three Month Period Ended March 31,	2011	2010
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	2.5%	2.5%
Expected volatility	56%	56%
Expected lives	2 to 5 years	2 to 5 years

A summary of the status of the Company's Plans as of March 31, 2011 and December 31, 2010 and 2009 and changes for the periods ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,394,343	$1.20
Exercised	(101,400)	$0.90
Forfeited	(36,000)	$2.02
Granted	155,000	$1.89
Outstanding at December 31, 2010	3,411,943	$1.23
Cancelled	(49,000)	$2.04
Outstanding at March 31, 2011	3,362,943	$1.22
	========

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2011 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,362,943	5.7 years	$1.22
Options vested	3,332,943	5.8 years	$1.22

The following is the intrinsic value at March 31, 2011 of:

Options outstanding	$2,506,000
Options vested	$ 6,000

The intrinsic value of options exercised during the year ended December 31, 2010 was $139,000.

The following is the weighted average fair value for the three month period ended March 31, 2011 of:

Options vested	$1.18

Note 3 - Debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LP and secured participation from Bridge Healthcare Financial, LLC ("Bridge") to provide for borrowings up to $15,000,000 (the "Facility"). On September 23, 2009, Keltic Financial Partners II, LP, successor-in-interest to Keltic Financial Partners, LP ("Keltic") advised the Company that it has assumed all of Bridge's rights under the Facility. On April 19, 2011 the Company amended its credit facility with Keltic extending the Facility to June 26, 2012. The Facility consists of a revolving line of credit and two term loans, and expires on June 26, 2012. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2011, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2011, Hudson had in the aggregate $7,051,000 of borrowings outstanding and $2,276,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2011, the Company had $3,250,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The fair value of the warrants was $74,000 and has been fully amortized.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this section and elsewhere in this Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Results of Operations

Three month period, ended March 31, 2011 as compared to the three month period ended March 31, 2010

Revenues for the three month period ended March 31, 2011 were $13,818,000, an increase of $4,735,000 or 52% from the $9,083,000 reported during the comparable 2010 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $4,446,000 and an increase in RefrigerantSide® Services revenues of $289,000. The increase in refrigerant revenues is related to both an increase in the number of pounds of certain refrigerants sold and an increase in the average selling price per pound of certain refrigerant sold. The increase in RefrigerantSide® Services was primarily related to an increase in the number of jobs completed when compared to the same period of 2010.

Cost of sales for the three month period ended March 31, 2011 was $10,116,000, an increase of $2,209,000 or 28% from the $7,907,000 reported during the comparable 2010 period. The increase in cost of sales was primarily due to the increase in the number of pounds of refrigerant sold. As a percentage of sales, cost of sales was 73% of revenues for 2011, a decrease from the 87% reported for the comparable 2010 period, primarily due to a lower cost per pound for certain refrigerants in 2011 as compared to the comparable 2010 period.

Operating expenses for the three month period ended March 31, 2011 were $1,712,000 an increase of $372,000 or 28% from the $1,340,000 reported during the comparable 2010 period. The increase in operating expenses was primarily related to an increase in professional fees and to a lesser extent payroll expenses.

Other income (expense) for the three month period ended March 31, 2011 was ($235,000), compared to the ($271,000) reported during the comparable 2010 period. Other income (expense) includes interest expense of $243,000 and $271,000 for the comparable 2011 and 2010 periods, respectively. The decrease in interest expense is due to a reduction in average outstanding borrowings in 2011 when compared to 2010.

Income tax provision (benefit) for the three month period ended March 31, 2011 and 2010 was $667,000 and ($165,000), respectively. For 2011, the income tax provision of $667,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company's NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company's NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the three month period ended March 31, 2011 was $1,088,000, an increase of $1,358,000 from the ($270,000) net loss reported during the comparable 2010 period, primarily due to increased revenues and gross profit, partially offset by increased operating expenses.

Liquidity and Capital Resources

At March 31, 2011, the Company had working capital, which represents current assets less current liabilities of $16,216,000 an increase of $3,991,000 from the working capital of $12,225,000 at December 31, 2010. The increase in working capital is primarily attributable to net income for the period and a deferred tax benefit of $667,000 which is accounted for as a reduction in the Deferred Tax Asset.

Inventory and trade receivables are principal components of current assets. At March 31, 2011, the Company had inventories of $18,512,000, an increase of $301,000 from $18,211,000 at December 31, 2010. The increase in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At March 31, 2011, the Company had trade receivables, net of allowance for doubtful accounts of $8,285,000, an increase of $6,518,000 from $1,767,000 at December 31, 2010. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the three month period ended March 31, 2011, was $5,517,000 compared with net cash used by operating activities of $549,000 for the comparable 2010 period. Net cash used by operating activities for the 2011 period was primarily attributable to an increase in accounts receivable, offset by net income.

Net cash used by investing activities for the three month period ended March 31, 2011, was $85,000 compared with net cash used by investing activities of $96,000 for the comparable 2010 period. The net cash used by investing activities for the 2011 period was primarily related to investment in general purpose equipment for the Company's Champaign, Illinois facility.

Net cash provided by financing activities for the three month period ended March 31, 2011, was $5,410,000 compared with net cash provided by financing activities of $543,000 for the comparable 2010 period. The net cash provided by financing activities for the 2011 period was primarily due to proceeds from short term debt.

At March 31, 2011, the Company had cash and cash equivalents of $3,734,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2011 will be approximately $700,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2011 (in 000's):

	Twelve Month Period Ended March 31,

Long and short term debt and capital lease	2012	2013	2014	2015	Total
obligations:	$8,233	$ 3,240	$ 36	$ 21	$11,530
Principal
Estimated interest (1) (2)	604	285	3	1	893
Operating leases	478	175	4	4	661

Total contractual cash obligations	$9,315	$3,700	$43	$ 26	$13,084
	=====	=====	====	====	======

____________

(1) The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of March 31, 2011 through the expiration date of the Company's credit facility which expires on June 26, 2012.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 26, 2007, a subsidiary of Hudson entered into the credit facility ("the Facility") with Keltic Financial Partners, LP and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC ("Bridge") and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge's rights under the Facility. On April 19, 2011 the Company amended its credit facility with Keltic extending the Facility to June 26, 2012. The Facility consists of a revolving line of credit and two term loans, and expires on June 26, 2012. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2011, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2011, Hudson had $7,051,000 of borrowings outstanding and $2,276,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2011, Hudson had $3,250,000 of borrowings outstanding under the A and B term loans.

In connection with the April 2008 amendment to the Facility, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The fair value of the warrants was $74,000 has been fully amortized.

The Facility contains three financial covenants: (a) minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"); (b) minimum tangible net worth; and (c) maximum capital expenditures.

(a) EBITDA, which represents a non-GAAP measurement of certain financial results, is defined in the Facility as total income before interest expense, taxes, depreciation, amortization, and other non-cash expenses ("Adjusted EBITDA"). The Adjusted EBITDA is calculated quarterly on a rolling twelve months basis. Our calculation of Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that Adjusted EBITDA is indicative of our cash provided by operating activities or results of operations nor that Adjusted EBITDA is a substitute measure for income from operations. We have provided a reconciliation of Adjusted EBITDA to net income solely for the purpose of complying with SEC regulations and not as an indication that Adjusted EBITDA is a substitute measure for income from operations.

(b) Tangible net worth is calculated quarterly and is defined as total assets less intangible assets, less total liabilities.

(c) Capital expenditures are compared quarterly on a year to date basis to an annual cap set forth in the Facility.

As of March 31, 2010, the Adjusted EBITDA calculation was based on the nine month period commencing with July 1, 2009 and ending March 31, 2010. As of March 31, 2010, the Company's Adjusted EBITDA was ($600,000), versus ($400,000) as required by the covenant in the Facility. The period ended March 31, 2010 was negatively affected by a slower than expected recovery from the economic downturn. The Company obtained a covenant waiver for this violation of the Adjusted EBITDA covenant. A numeric reconciliation of net loss to Adjusted EBITDA is as follows (in thousands):

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

For the twelve months ended March 31, 2011 the Company's Adjusted EBITDA was $5,000,000 compared to the $1,259,000 as required by the covenant in the Facility, and the Company was also in compliance with all other covenants in the Facility. The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the Facility.

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

On March 7, 2011, the remaining 1,218,750 warrants issued in connection with the 2010 Offering were amended to, among other things, extend the expiration date of the warrants to July 7, 2016.

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. The note bears interest at 5.25% and adjusts annually based on prime plus 2%.

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

For the three months ended March 31, 2011 no one customer accounted for 10% or more of the Company's revenues. For the three months ended March 31, 2010 one customer accounted for 14% and another customer accounted for 12% of the Company's revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC and non CFC based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. In addition, to the extent that there is unseasonably cool weather throughout the spring and summer months, which would adversely affect the demand for refrigerants, there would be a corresponding negative impact on the Company. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2010.

Item 6 - Exhibits

The following exhibits are attached to this report:

10.1	Seventh Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners II, LP, dated April 19, 2011. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1) Incorporated by reference to the comparable exhibit filed with the company's Current Report on Form 8-K for the event dated April 19, 2011, and filed April 22, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 3, 2011
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 3, 2011
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number Exhibit Title

10.1	Seventh Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners II, LP, dated April 19, 2011. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1) Incorporated by reference to the comparable exhibit filed with the company's Current Report on Form 8-K for the event dated April 19, 2011, and filed April 22, 2011