Form 10-Q
period 2011-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2011-08-03
CIK 925528

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Registrant’s telephone number, including area code (845) 735-6000

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common stock, $0.01 par value	23,780,606 shares
Class	Outstanding at July 29, 2011

Hudson Technologies, Inc.

Index

Item

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements
Hudson Technologies, Inc. and subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except for share and par value amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,921	$3,926
Trade accounts receivable - net of allowance for doubtful accounts of $225 and $220	8,946	1,767
Inventories	13,814	18,211
Prepaid expenses and other current assets	488	376
Total current assets	26,169	24,280

Property, plant and equipment, less accumulated depreciation and amortization	2,916	3,008
Other assets	79	66
Deferred tax assets - net	2,545	3,669
Intangible assets, less accumulated amortization	81	73
Total Assets	$31,790	$31,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,894	$6,350
Accrued payroll	250	693
Short-term debt and current maturities of long-term debt	8,700	5,012
Total current liabilities	11,844	12,055
Long-term debt, less current maturities	135	1,018
Total Liabilities	11,979	13,073

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000 ; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 50,000,000; 23,780,606 issued and outstanding	238	238
Additional paid-in capital	42,807	42,887
Accumulated deficit	(23,234)	(25,102)
Total Stockholders' Equity	19,811	18,023

Total Liabilities and Stockholders' Equity	$31,790	$31,096

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries
Consolidated Income Statements
(unaudited)
(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2011	2010	2011	2010

Revenues	$14,712	$16,053	$28,530	$25,137
Cost of sales	12,005	12,356	22,121	20,263
Gross Profit	2,707	3,697	6,409	4,874

Operating expenses:
Selling and marketing	455	499	1,098	1,004
General and administrative	723	757	1,792	1,592
Total operating expenses	1,178	1,256	2,890	2,596

Operating income	1,529	2,441	3,519	2,278

Other income (expense):
Interest expense	(274)	(301)	(517)	(573)
Interest income	4	—	12	—
Total other income (expense)	(270)	(301)	(505)	(573)

Income before income taxes	1,259	2,140	3,014	1,705

Income tax expense	478	813	1,145	648

Net income	$781	$1,327	$1,869	$1,057

Net income per common share – Basic	$0.03	$0.06	$0.08	$0.05
Net income per common share - Diluted	$0.03	$0.06	$0.07	$0.05
Weighted average number of shares outstanding – Basic	23,780,606	20,986,339	23,780,606	20,966,939
Weighted average number of shares outstanding - Diluted	24,989,119	22,573,109	25,082,275	22,553,709

See accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(unaudited)
(Amounts in thousands)

	Six month period ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,869	1,057
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	254	273
Allowance for doubtful accounts	5	17
Value of share-based payment arrangements	9	87
Amortization of deferred finance costs	6	12
Deferred tax benefit	1,124	—
Changes in assets and liabilities:
Trade accounts receivable	(7,184)	(7,400)
Inventories	4,397	3,415
Prepaid and other assets	(131)	(494)
Accounts payable and accrued expenses	(3,899)	4,640
Cash provided (used) by operating activities	(3,550)	1,607

Cash flows from investing activities:
Additions to patents	(21)	(6)
Additions to property, plant, and equipment	(149)	(244)
Cash used by investing activities	(170)	(250)

Cash flows from financing activities:
Proceeds from issuance of common stock – net	—	91
Purchase of common stock equivalents	(90)	—
Proceeds from short-term debt – net	3,287	(755)
Proceeds from issuance of long-term debt	—	100
Repayment of long-term debt	(482)	(598)
Cash provided (used) by financing activities	2,715	(1,162)

Increase (decrease) in cash and cash equivalents	(1,005)	195
Cash and cash equivalents at beginning of period	3,926	299
Cash and cash equivalents at end of period	$2,921	$494

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$498	$533
Cash paid for income taxes	$29	$18

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries
Notes to the Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry.  The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants.  In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system.  The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry®, and Performance Optimization are predictive and diagnostic service offerings.  The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, reference to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2010.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2011 and December 31, 2010, because of the relatively short maturity of these instruments.  The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2011 and December 31, 2010.

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

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information.  The carrying value of the Company’s accounts receivable is reduced by the established allowance for doubtful accounts.  The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining accounts receivable balances.  The Company adjusts its reserves based on factors that affect the collectability of the accounts receivable balances.

For the six months ended June 30, 2011 no one customer accounted for 10% or more of the Company’s revenues.   For the six months ended June 30, 2010 no one customer accounted for 10% or more of the Company’s revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues.  The revenues for each of these lines are as follows:

Six Month Period Ended June 30,	2011	2010
(in thousands, unaudited)
Refrigerant and reclamation sales	$26,499	$23,303
RefrigerantSide® Services	2,031	1,834
Total	$28,530	$25,137

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly.  As of June 30, 2011, the net deferred tax asset is $2,545,000.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes.  To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax.  In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates.  Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations.  The Company’s NOLs are subject to annual limitations ranging from $1,300,000 to $2,500,000.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed.  The Company operates in many states throughout the United States and, as of June 30, 2011, the various states’ statutes of limitations remain open for tax years subsequent to 2004.   The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share.  The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2011	2010	2011	2010

Net Income	$781	$1,327	$1,869	$1,057

Weighted average number of shares – basic	23,780,606	20,986,339	23,780,606	20,966,939
Shares underlying warrants	16,746	43,131	22,455	43,131
Shares underlying options	1,191,767	1,543,639	1,279,214	1,543,639
Weighted average number of shares outstanding – diluted	24,989,119	22,573,109	25,082,275	22,553,709

During the three month period ended June 30, 2011 and 2010, certain options and warrants aggregating 1,471,875 and 185,625 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month period ended June 30, 2011 and 2010, certain options and warrants aggregating 1,324,375 and 185,625 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company's accounting policies involve significant judgments, uncertainties and estimations.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company.  On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its NOLs and commitments and contingencies.  With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations.  For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

The Company participates in an industry that is highly regulated, changes in which could affect operating results.  Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydroflourocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers.  Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants.  Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which imposed limitations on the importation of certain virgin HCFC refrigerants.  Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitation on the use, production and importation of virgin HCFC refrigerants.  Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.  Notwithstanding the limitations under the Act, the Company believes that sufficient quantities of new and used refrigerants will continue to be available to it at a reasonable cost for the foreseeable future.  To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants, the Company could realize reductions in refrigerant processing and possible loss of revenues, which would have a material adverse affect on operating results.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors.  Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.  For the three month period ended June 30, 2011 and 2010, the share based compensation expense of $4,000 and $20,000, respectively is reflected in general and admnistrative expenses in the consolidated statements of operations.  For the six month period ended June 30, 2011 and 2010, the share-based compensation expense of $9,000 and $87,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994, and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below.  The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans.  Presently, the Plans are administered by a committee consisting of non-employee directors.  As of June 30, 2011, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of June 30, 2011 there were 2,734,000 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock options are awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant.  Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the six month period ended June 30, 2011 and 2010, the Company issued none and 80,000 options, respectively.  At June 30, 2011, there was $12,000 of unrecognized compensation cost related to non-vested previously granted option awards.

Effective October 31, 1994, the Company adopted an Employee Stock Option Plan (“1994 Plan”) pursuant to which 725,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options (“ISOs”) under the Internal Revenue Code of 1986, as amended, (“Code”) or (ii) nonqualified options.  ISOs could be granted under the 1994 Plan to employees and officers of the Company.  Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.  Effective November 1, 2004, the Company’s ability to grant options under the 1994 Plan expired.

Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan, which was amended on August 19, 1999, (“1997 Plan”) pursuant to which 2,000,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options.  ISOs could be granted under the 1997 Plan to employees and officers of the Company.  Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.  Stock appreciation rights could also be issued in tandem with stock options.  Effective June 11, 2007, the Company’s ability to grant options or stock appreciation rights under the 1997 Plan expired.

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan (“2004 Plan”) pursuant to which 2,500,000 shares of common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards.  ISOs may be granted under the 2004 Plan to employees and officers of the Company.  Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.  Stock appreciation rights may also be issued in tandem with stock options.  Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

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

Effective August 27, 2008, the Company adopted its 2008 Stock Incentive Plan (“2008 Plan”) pursuant to which 3,000,000 shares of common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards.  ISOs may be granted under the 2008 Plan to employees and officers of the Company.  Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.  Stock appreciation rights may also be issued in tandem with stock options.  Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on August 27, 2018.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Six Month Period Ended June 30,	2011	2010
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	2.5%	2.5%
Expected volatility	56%	56%
Expected lives	2 to 5 years	2 to 5 years

A summary of the status of the Company's Plans as of June 30, 2011 and December 31, 2010 and 2009 and changes for the periods ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,394,343	$1.20
• Exercised	(101,400)	$0.90
• Forfeited	(36,000)	$2.02
• Granted	155,000	$1.89
Outstanding at December 31, 2010	3,411,943	$1.23
• Cancelled	(49,000)	$2.04
Outstanding at June 30, 2011	3,362,943	$1.22

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2011 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,362,943	5.7 years	$1.22
Options vested	3,340,443	5.8 years	$1.22

The following is the intrinsic value at June 30, 2011 of:

Options outstanding	$1,567,338
Options vested	$12,000

The intrinsic value of options exercised during the year ended December 31, 2010 was $139,000.

The following is the weighted average fair value for the six month period ended June 30, 2011 of:

Options vested	$1.18

Note 3 - Debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LP and secured participation from Bridge Healthcare Financial, LLC (“Bridge”) to provide for borrowings up to $15,000,000 (the “Facility”).   On September 23, 2009, Keltic Financial Partners II, LP, successor-in-interest to Keltic Financial Partners, LP (“Keltic”) advised the Company that it has assumed all of Bridge’s rights under the Facility.   On April 19, 2011 the Company amended its credit facility with Keltic extending the Facility to June 26, 2012.  The Facility consists of a revolving line of credit and two term loans. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory.  Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2011, the Facility bore interest at 6.5%.   Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility.  In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock.  As of June 30, 2011, Hudson had in the aggregate $4,660,000 of borrowings outstanding and $4,900,000 available for borrowing under the revolving line of credit.  In addition, as of June 30, 2011, the Company had $3,000,000 of borrowings outstanding under the A and B term loans.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this section and elsewhere in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission (“SEC”).  The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Several of the Company's accounting policies involve significant judgments, uncertainties and estimations.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company.  On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carryforwards (“NOLs”) and commitments and contingencies.  With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations.  For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.  The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies.  In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues.  The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured.  Under the Act, commencing in 2010, future production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030.

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

The Company focuses its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering.  In pursuing its sales and marketing strategy, the Company offers its RefrigerantSide® Services to customers in the following industries; petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime.  In addition, the Company has expanded its service offering outside of the United States through a strategic alliance with The Linde Group and is continuing its efforts to expand its international service offering.  The Company may incur additional expenses as it develops its RefrigerantSide® Services offering.

Results of Operations

Three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010

Revenues for the three month period ended June 30, 2011 were $14,712,000, a decrease of $1,341,000 or 8% from the $16,053,000 reported during the comparable 2010 period.  The decrease in revenues was attributable to a decrease in refrigerant revenues of $1,250,000 and a decrease in RefrigerantSide® Services revenues of $91,000.  The decrease in refrigerant revenues is related primarily to a decrease in the number of pounds of certain refrigerants sold slightly offset by an increase in the average selling price per pound of certain refrigerant sold. The decrease in RefrigerantSide® Services was primarily related to a decrease in the average revenue per job completed, offset by an increase in the number of jobs completed when compared to the same period of 2010.

Cost of sales for the three month period ended June 30, 2011 was $12,005,000, a decrease of $351,000 or 3% from the $12,356,000 reported during the comparable 2010 period.  The decrease in cost of sales was primarily due to a decrease in the number of pounds of refrigerant sold, compared to the comparable 2010 period.  As a percentage of sales, cost of sales was 82% of revenues for 2011, an increase from the 77% reported for the comparable 2010 period, primarily due to a higher cost per pound for certain refrigerants in 2011 as compared to the comparable 2010 period.

Operating expenses for the three month period ended June 30, 2011 were $1,178,000, a decrease of $78,000 or 6% from the $1,256,000 reported during the comparable 2010 period.  The decrease in operating expenses was primarily related to a decrease in professional fees and bad debt expense.

Other income (expense) for the three month period ended June 30, 2011 was ($270,000), compared to the ($301,000) reported during the comparable 2010 period.  Other income (expense) includes interest expense of $274,000 and $301,000 for the comparable 2011 and 2010 periods, respectively.  The decrease in interest expense is due to a reduction in average outstanding borrowings in 2011 when compared to 2010.

Income tax provision for the three month period ended June 30, 2011 and 2010 was $478,000 and $813,000, respectively.  For 2011, the income tax provision of $478,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods.  The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the three month period ended June 30, 2011 was $781,000, a decrease of $546,000 from the $1,327,000 net income reported during the comparable 2010 period, primarily due to decreased revenues and gross profit, partially offset by reduced operating expenses.

Six month period ended June 30, 2011 as compared to the six month period ended June 30, 2010

Revenues for the six month period ended June 30, 2011 were $28,530,000, an increase of $3,393,000 or 13% from the $25,137,000 reported during the comparable 2010 period.  The increase in revenues was primarily attributable to an increase in refrigerant revenues of $3,196,000 and an increase in RefrigerantSide® Services revenues of $197,000.  The increase in refrigerant revenues is primarily related to an increase in the average selling price per pound of certain refrigerants sold.  The increase in RefrigerantSide® Services was attributable to an increase in the number of jobs completed compared the same period in 2010, offset to a lesser extent by a decrease in the average revenues per job completed when compared to the same period of 2010.

Cost of sales for the six month period ended June 30, 2011 was $22,121,000, an increase of $1,858,000 or 9% from the $20,263,000 reported during the comparable 2010 period.  The increase in cost of sales was primarily due to an increase in the cost per pound of certain refrigerant sold.  As a percentage of sales, cost of sales was 78% of revenues for 2011, a decrease from the 81% reported for the comparable 2010 period, primarily due to a higher average selling price per pound for certain refrigerants in 2011 as compared to the comparable 2010 period.

Operating expenses for the six month period ended June 30, 2011 were $2,890,000, an increase of $294,000 or 11% from the $2,596,000 reported during the comparable 2010 period.  The increase in operating expenses was primarily related to increased professional fees and payroll expenses.

Other income (expense) for the six month period ended June 30, 2011 was ($505,000), compared to the ($573,000) reported during the comparable 2010 period.  Other income (expense) includes interest expense of $517,000 and $573,000 for the comparable 2011 and 2010 periods, respectively.  The decrease in interest expense is due to a reduction in outstanding borrowings in 2011 when compared to 2010.

Income tax provision for the six month period ended June 30, 2011 and 2010 was $1,145,000 and $648,000, respectively.  For 2011 the income tax provision of $1,145,000 was for federal and state income tax at statutory rates.  The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods.  The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the six month period ended June 30, 2011 was $1,869,000 an increase of $812,000 from the $1,057,000 net income reported during the comparable 2010 period, primarily due to increased revenues and gross profit, partially offset by increased income tax expense.

Liquidity and Capital Resources

At June 30, 2011, the Company had working capital, which represents current assets less current liabilities of $14,325,000, an increase of $2,100,000 from the working capital of $12,225,000 at December 31, 2010.  The increase in working capital is primarily attributable to net income for the period.

Inventory and trade receivables are principal components of current assets.  At June 30, 2011, the Company had inventories of $13,814,000, a decrease of $4,397,000 from $18,211,000 at December 31, 2010.  The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants.  The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants.  At June 30, 2011, the Company had trade receivables, net of allowance for doubtful accounts of $8,946,000, an increase of $7,179,000 from $1,767,000 at December 31, 2010.  The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the six month period ended June 30, 2011, was $3,550,000 compared with net cash provided by operating activities of $1,607,000 for the comparable 2010 period.  Net cash used by operating activities for the 2011 period was primarily attributable to an increase in accounts receivable, as well as a decrease in accounts payable, offset by net income and a decrease in inventory.

Net cash used by investing activities for the six month period ended June 30, 2011, was $170,000 compared with net cash used by investing activities of $250,000 for the comparable 2010 period.  The net cash used by investing activities for the 2011 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the six month period ended June 30, 2011, was $2,715,000 compared with net cash used by financing activities of $1,162,000 for the comparable 2010 period.  The net cash provided by financing activities for the 2011 period was primarily due to proceeds from short term debt.

At June 30, 2011, the Company had cash and cash equivalents of $2,921,000.  The Company continues to assess its capital expenditure needs.  The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.  The Company estimates that the total capital expenditures for 2011 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2011 (in 000’s):

	Twelve Month Period Ended June 30,
	2012	2013	2014	2015	2016	Total
Long and short term debt and capital lease obligations:
Principal	$8,700	$90	$32	$13	$—	$8,835
Estimated interest (1) (2)	530	7	2	1	—	540
Operating leases	505	233	115	119	116	1,088

Total contractual cash obligations	$9,735	$330	$149	$133	$116	$10,463

(1)  The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of June 30, 2011 through the expiration of the Company’s credit facility on June 26, 2012.

(2)  The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 26, 2007, a subsidiary of Hudson entered into the credit facility (“the Facility”) with Keltic Financial Partners, LP and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC (“Bridge”) and to provide for borrowings of up to $15,000,000.  On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge’s rights under the Facility.  On April 19, 2011 the Company amended the Facility with Keltic extending the Facility to June 26, 2012. The Facility consists of a revolving line of credit and two term loans, and expires on June 26, 2012.  Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory.  Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At June 30, 2011, the Facility bore interest at 6.5%.   Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility.  In addition, among other things, the loan agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock.  As of June 30, 2011, Hudson had $4,660,000 of borrowings outstanding and $4,900,000 available for borrowing under the revolving line of credit.  In addition, as of June 30, 2011, Hudson had $3,000,000 of borrowings outstanding under the A and B term loans.

The Facility contains three financial covenants: (a) minimum earnings before interest, taxes, depreciation and amortization  (“EBITDA”); (b) minimum tangible net worth; and (c) maximum capital expenditures.

(a)
EBITDA, which represents a non-GAAP measurement of certain financial results, is defined in the Facility as total income      before interest expense, taxes, depreciation, amortization, and other non-cash expenses (“Adjusted EBITDA”). The Adjusted EBITDA is calculated quarterly on a rolling twelve months basis. Our calculation of Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that Adjusted EBITDA is indicative of our cash provided by operating activities or results of operations nor that Adjusted EBITDA is a substitute measure for income from operations.  We have provided a reconciliation of Adjusted EBITDA to net income solely for the purpose of complying with SEC regulations and not as an indication that Adjusted EBITDA is a substitute measure for income from operations.

(b)	Tangible net worth is calculated quarterly and is defined as total assets less intangible assets, less total liabilities.
(c)	Capital expenditures are compared quarterly on a year to date basis to an annual cap set forth in the Facility.

On April 28, 2010, the Facility was amended, which amendment, among other things, reset the Adjusted EBITDA covenant, which is currently, and through the term of the Facility, set at $1,781,000.    As of June 30, 2011, the Company is in compliance with all covenants in the Facility.  The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the Facility.

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit pursuant to the Company’s shelf registration and received net proceeds of approximately $4,900,000 (“2010 Offering”). The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and were initially exercisable for a five-year period. Effective as of March 4, 2011, the Company re-purchased warrants to purchase 150,000 shares of the Company’s common stock, at a price of $0.60 per warrant.  In March 2011, the expiration date of the warrants was extended to July 7, 2016.  The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid in capital.  As a result of the re-purchase, there are 1,218,750 warrants outstanding.

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

For the six months ended June 30, 2011 no one customer accounted for 10% or more of the Company’s revenues.   For the six months ended June 30, 2010 no one customer accounted for 10% or more of the Company’s revenues.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provide reasonable assurance that they are effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2010.

Item 5 – Other Information

On July 28, 2011, the independent members of the Board of Directors of the Company approved increases in the base compensation of all the Company’s executive officers, in the aggregate amount of $49,000 with such increases to be effective as of August 1, 2011.  As a result, base compensation of those persons who are the Company’s “Named Executives” (as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended) is now as follows: Kevin J. Zugibe, Chairman and Chief Executive Officer, $235,000, Brian F. Coleman, President and Chief Operating Officer, $200,600; and Charles F. Harkins, Vice President Sales, $185,400.

On July 29, 2011, the Board adopted amended and restated by-laws of the Company (the “Restated By-Laws”). A summary of the principal changes to our by-laws reflected in the Restated By-Laws is set forth below. In addition to these changes, the Restated By-laws include certain grammatical and other “clean-up” changes.

The following summary of the changes to our by-laws is qualified in its entirety by reference to the Restated By-Laws filed as Exhibit 3(ii) hereto.

Summary of By-Law Amendments

Article II - Shareholders

Annual Meeting – Section 2
This section was amended to provide that the date and time of any annual meeting of the shareholders shall be established by the Board and to provide that any previously scheduled annual meeting of the shareholders may be postponed by the Board at any time prior to the date scheduled for such annual meeting.

A new Section 2(b) was added to, among other things, prescribe the requirements for nominations to the Board to be properly made and for proposals of other business to be properly brought before an annual meeting, and also to prescribe certain requirements for nominations of persons for election to the Board, or for proposals of other business to be properly requested by a shareholder.  In each case, the shareholder making the nomination or submitting the proposal must be (i) a shareholder of record (and, with respect to any beneficial owner, if different, on whose behalf such business is proposed, only if such beneficial owner was the beneficial owner of shares of the Company) at the time of giving of notice of such annual meeting by or at the direction of the Board and at the time of the annual meeting, (ii) entitled to vote at such annual meeting and (iii) comply with the procedures set forth in the Restated By-Laws as to such business or nomination.

Special Meetings – Section 3
This section was amended to provide that a special meeting of the shareholders, unless otherwise prescribed by statute or by the Certificate of Incorporation, may be called at any time only (i) by the Chief Executive Officer (ii) by the Board, pursuant to a resolution approved by a majority of the entire Board, or (iii) by the Chief Executive Officer, the President or the Secretary of the Company, following his or her receipt of one or more written requests to call a special meeting by shareholders of record holding in the aggregate not less than 35% of all votes entitled to be cast at the matters brought before the special meeting.

A new Section 3(b) was added to, among other things, prescribe the requirements for nominations to the Board to be properly made and for proposals of other business to be properly brought before a special meeting, and also to prescribe certain requirements for nominations of persons for election to the Board, or for proposals of other business to be properly requested by a shareholder.  In each case, the shareholder making the nomination or submitting the proposal must be (i) a shareholder of record (and, with respect to any beneficial owner, if different, on whose behalf such business is proposed, only if such beneficial owner was the beneficial owner of shares of the Company) at the time of giving of notice of such special meeting by or at the direction of the Board and at the time of the special meeting, (ii) entitled to vote at such annual meeting and (iii) comply with the procedures set forth in the Restated By-Laws as to such business or nomination.

Chairman of Meeting – Section 7
This section was amended to provide that the Chairman of the Board, or in his absence the Chief Executive Officer, shall preside at all meetings of shareholders, or in their absence any officer designated by the Board.

Order of Business-Section 12
The prior Section 12 setting forth the order of business to be conducted at a meeting of shareholders was removed.

Shareholder proposals-Section 12
A new Section 12 regarding shareholder proposals was added and provides as follows:

Subparagraph (a) of Section 12 now provides that at an annual meeting of the shareholders, only shareholders of record as of both the Record Date established for such meeting, and as of the date of submission of advance notice under subparagraph (b) described below, may introduce business at a meeting of the shareholders.

Subparagraph (b) of Section 12, among other things, amends the procedures for shareholders to properly bring business (without affecting any rights of shareholders to request the inclusion of a proposal in the Company’s proxy statement  pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) before a meeting of shareholders. The amended procedures require a shareholder (who is a shareholder of record on the date of  delivery  of the advance notice) to deliver advance written notice to the Chairman not earlier than the 120th day, and not later than the 90th day, prior to the first anniversary of the prior year’s annual meeting or, if the date of the annual meeting is more than 30 days before or more than 60 calendar days after such anniversary date, such notice must be received not later than the 90th day prior to the date of the annual meeting or, if the first public announcement of the date of meeting is less than 100 days prior to the meeting date, the 10th day following the day of the announcement. The procedures require the shareholder, among other things, to provide (i) a reasonably brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest of such shareholder and beneficial owner, if any, in such business, (ii) the text of the proposal or business (including the text of any resolutions proposed for consideration), and (iii) a reasonably detailed description of all agreements, arrangements and understandings between such proponent and the beneficial owner, if any, and any other person or persons (including their names) in connection with the proposal of such business by such shareholder.  The  procedures also require the shareholder to provide the following information: (i) the shareholder’s name and address as they appear on the Company’s books and of any beneficial owner, if any, and their respective affiliates and associates or others acting in concert therewith; (ii) the shareholder’s beneficial interest including, without limitation, any derivative securities holdings, short interests, hedges and any agreements that increase or decrease the shareholder’s voting power in the Company’s stock; (iii) all stock ownership information with respect to any shareholder or shareholder group with whom the shareholder is associated with, whether or not such persons constitute a filing group for purposes of Schedule 13D; (iv) whether the shareholder intends individually or as part of a group, to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt  the proposal, and/or to otherwise solicit proxies in support of such proposal.

In addition, to be timely, a shareholder’s notice shall further be updated and supplemented, if necessary, so that the information provided or required to be provided in such notice shall be true and correct as of the record date for the meeting and as of the date that is 10 business days prior to the meeting or any adjournment or postponement thereof, and such update and supplement shall be delivered to, or mailed and received by, the Chairman of the Board at the principal executive offices of the Company not later than 5 business days after the record date for the meeting (in the case of the update and supplement required to be made as of the record date), and not later than 8 business days prior to the date for the meeting, or, if the meeting is adjourned or postponed, on the first practicable date after any adjournment or postponement thereof (in the case of the update and supplement required to be made as of 10 business days prior to the meeting or any adjournment or postponement thereof).

Shareholder Director Nomination – Section 13(b)
The procedures in Section 13(b) for a shareholder to nominate a director for election at an Annual Meeting have been amended to include the same notice and information requirements discussed above for a shareholder to bring business before a meeting. In addition, the amended procedures also require the shareholder to disclose to the Company, as part of the advance notice, (i) all other information about the proposed nominees that would be required to be to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (ii) all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among such shareholder and beneficial owner, if any, and their respective affiliates and associates, or others acting in concert therewith, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the shareholder making the nomination and any beneficial owner on whose behalf the nomination is made, if any, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant.

Nominations of Directors at a Special Meeting – Section 14
A new Section 14 was added to, among other things, prescribe the same notice and information requirements for a shareholder to nominate a director for election at a Special Meeting as the requirements discussed above for a shareholder to nominate a director for election at an Annual Meeting.

Conduct of Meetings – Section 15
This section (originally Section 14) was amended to provide that, subject to such rules, regulations and procedures of the Board of Directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and take such action as, in the discretion of such chairman, are deemed necessary, appropriate or convenient for the proper conduct of the meeting.

Article III - Directors

Number of Directors – Section 3
The section was amended to provide that the number of directors may be enlarged only by resolution of the Board.

Removal of Directors – Section 6
This section was amended to provide that any or all directors may be removed from office by the Company’s shareholders only for cause by the affirmative vote of the holders of at least a majority of the voting power of all the then outstanding shares of the Company’s capital stock entitled to vote at any special meeting called for that purpose, or at annual meeting provided such proposed action is contained in the notice of meeting.  The section was also amended to add a definition of the term “cause”, which is defined to mean willful and continuous failure of a director to substantially perform such director’s duties to the Company or the willful engaging by a director in gross misconduct materially and demonstrably injurious to the Company.

Indemnification of Directors and Officers – Section 17
This section was amended to, among other things, provide that:  (i) the rights conferred by Section 17 shall be enforceable as contract rights that vest upon commencement of service; (ii) to provide a description of circumstances in which a person to be indemnified is deemed to have acted in good faith; (iii) to require that losses reasonably incurred by an officer or director in defending any threatened or pending proceeding be paid by the Company in advance of final disposition upon receipt of an undertaking to by such officer or director to repay such amount if it is ultimately determined that such officer or director was not entitled  to be indemnified by the Company; and (iv) that to the extent any provisions of Section 17 are invalidated by any court of competent jurisdiction, that the Company shall nevertheless provide indemnification to the fullest extent not permitted by law and not otherwise prohibited by Section 17.

Article IV-Committees

Audit Committee-Section 2
In addition to updating a regulatory rule reference, the description of the Audit Committee functions was removed.

Article V-Officers

The references to an Executive Vice President were removed.

Article VI – Capital Stock

Closing of Books – Section 6
This section was amended to provide that the Company shall not be required to recognize any person other than the record holder as the owner of shares, except as otherwise required by applicable law.

Article VII – Corporate Records

Inspection by Stockholders – Section 4
This section was removed.

Article IX – By-Law Amendment

Amendment, Repeal or Adoption - Section 1
This section was amended to provide that the By-Laws may be amended, repealed or adopted by vote of the holders of two thirds (2/3) of the stock of the Company entitled to vote at a meeting of the shareholders, and may also be amended, repealed or adopted by vote of the Board.

Item 6 - Exhibits

The following exhibits are attached to this report:

3(ii)	The Company’s Amended and Restated By-Laws adopted July 29, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 3, 2011
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 3, 2011
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number	Exhibit Title

3(ii)	The Company’s Amended and Restated By-Laws adopted July 29, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T