Form 10-Q
period 2011-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2011-11-01
CIK 925528

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

Hudson Technologies, Inc.

 (Exact name of registrant as specified in its charter)

New York	13-3641539
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Blue Hill Plaza
P.O. Box 1541	10965
Pearl River, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(845) 735-6000

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	23,780,606 shares
Class	Outstanding at October 28, 2011

Hudson Technologies, Inc.

Index

Item

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements
Hudson Technologies, Inc. and subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except for share and par value amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,189	$3,926
Trade accounts receivable - net of allowance for doubtful accounts of $290 and $220	4,617	1,767
Inventories	10,008	18,211
Prepaid expenses and other current assets	1,781	376
Total current assets	21,595	24,280

Property, plant and equipment, less accumulated depreciation and amortization	3,043	3,008
Other assets	79	66
Deferred tax assets - net	2,640	3,669
Intangible assets, less accumulated amortization	79	73
Total Assets	$27,436	$31,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,332	$6,350
Accrued payroll	378	693
Short-term debt and current maturities of long-term debt	3,821	5,012
Total current liabilities	7,531	12,055
Long-term debt, less current maturities	150	1,018
Total Liabilities	7,681	13,073

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000 ; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 50,000,000; 23,780,606 issued and outstanding	238	238
Additional paid-in capital	42,863	42,887
Accumulated deficit	(23,346)	(25,102)
Total Stockholders' Equity	19,755	18,023

Total Liabilities and Stockholders' Equity	$27,436	$31,096

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2011	2010	2011	2010

Revenues	$11,935	$7,996	$40,465	$33,133
Cost of sales	10,465	6,192	32,586	26,455
Gross Profit	1,470	1,804	7,879	6,678

Operating expenses:
Selling and marketing	563	541	1,660	1,545
General and administrative	900	865	2,693	2,457
Total operating expenses	1,463	1,406	4,353	4,002

Operating income	7	398	3,526	2,676

Other income (expense):
Interest expense	(190)	(224)	(707)	(797)
Interest income	2	6	14	6
Total other income (expense)	(188)	(218)	(693)	(791)

Income (loss) before income taxes	(181)	180	2,833	1,885

Income tax expense (benefit)	(68)	(20)	1,077	628

Net income (loss)	$(113)	$200	$1,756	$1,257

Net income (loss) per common share – Basic	$(0.00)	$0.01	$0.07	$0.06
Net income (loss) per common share - Diluted	$(0.00)	$0.01	$0.07	$0.05
Weighted average number of shares outstanding – Basic	23,780,606	23,780,606	23,780,606	21,904,828
Weighted average number of shares outstanding - Diluted	23,780,606	25,228,525	24,921,835	23,363,760

See accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(unaudited)
(Amounts in thousands)

	Nine month period ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,756	1,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	379	407
Allowance for doubtful accounts	70	47
Value of share-based payment arrangements	66	183
Amortization of deferred finance costs	6	18
Deferred tax benefit	1,029	606
Changes in assets and liabilities:
Trade accounts receivable	(2,920)	(2,660)
Inventories	8,203	3,621
Prepaid and other assets	(1,405)	(172)
Other assets	(19)	13
Accounts payable and accrued expenses	(3,333)	308
Cash provided by operating activities	3,832	3,628

Cash flows from investing activities:
Additions to patents	(26)	(9)
Additions to property, plant, and equipment	(394)	(264)
Cash used by investing activities	(420)	(273)

Cash flows from financing activities:
Proceeds from issuance of securities – net	—	5,006
Purchase of common stock equivalents	(90)	—
Repayments from short-term debt – net	(1,336)	(3,781)
Proceeds from issuance of long-term debt	—	100
Repayment of long-term debt	(723)	(899)
Cash provided (used) by financing activities	(2,149)	426

Increase in cash and cash equivalents	1,263	3,781
Cash and cash equivalents at beginning of period	3,926	299
Cash and cash equivalents at end of period	$5,189	$4,080

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$688	$743
Cash paid for income taxes	$48	$22

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2010.  Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2011 and December 31, 2010, because of the relatively short maturity of these instruments.  The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2011 and December 31, 2010.

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

For the nine months ended September 30, 2011, no one customer accounted for 10% or more of the Company’s revenues.   For the nine months ended September 30, 2010, no one customer accounted for 10% or more of the Company’s revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues.  The revenues for each of these lines are as follows:

Nine Month Period Ended September 30, (in thousands, unaudited)	2011	2010
Refrigerant and reclamation sales	$37,455	$30,540
RefrigerantSide® Services	3,010	2,593
Total	$40,465	$33,133

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carryforwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly.  As of September 30, 2011 and December 31, 2010, the net deferred tax asset is $2,640,000 and $3,669,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2007 and prior federal tax years have been closed.  The Company operates in many states throughout the United States and, as of September 30, 2011, the various states’ statutes of limitations remain open for tax years subsequent to 2004.   The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share.  The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010

Net Income (loss)	$(113)	$200	$1,756	$1,257

Weighted average number of shares – basic	23,780,606	23,780,606	23,780,606	21,904,828
Shares underlying warrants	—	23,439	14,856	34,363
Shares underlying options	—	1,424,480	1,126,373	1,424,569
Weighted average number of shares outstanding – diluted	23,780,606	25,228,525	24,921,835	23,363,760

During the three month period ended September 30, 2011 and 2010, certain options and warrants aggregating 4,830,193 and 1,711,875 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month period ended September 30, 2011 and 2010, certain options and warrants aggregating 1,476,875 and 1,474,375 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors.  Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.  For the three month period ended September 30, 2011 and 2010, the share based compensation expense of $56,000 and $150,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.  For the nine month period ended September 30, 2011 and 2010, the share-based compensation expense of $66,000 and $170,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below.  The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board, or by another committee appointed by the Board from among its members as provided in the Plans.  Presently, the Plans are administered by a committee consisting of non-employee directors.  As of September 30, 2011, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of September 30, 2011 there were 2,659,000 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

For the nine month period ended September 30, 2011 and 2010, the Company issued 75,000 and 155,000 options, respectively.  At September 30, 2011, there was $7,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Period Ended September 30,	2011	2010
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	1.0%	0.8% to 2.5%
Expected volatility	63%	56 to 85%
Expected lives	5 years	3 to 5 years

A summary of the status of the Company's Plans as of September 30, 2011 and December 31, 2010 and changes for the periods ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,394,343	$1.20
• Exercised	(101,400)	$0.90
• Forfeited	(36,000)	$2.02
• Granted	155,000	$1.89
Outstanding at December 31, 2010	3,411,943	$1.23
• Cancelled	(49,000)	$2.04
• Granted	75,000	$1.31
Outstanding at September 30, 2011	3,437,943	$1.22

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2011 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,437,943	5.8 years	$1.22
Options vested	3,422,943	5.8 years	$1.22

The following is the intrinsic value at September 30, 2011 of:

Options outstanding	$386,000
Options vested	—

The intrinsic value of options exercised during the year ended December 31, 2010 was $139,000.

The following is the weighted average fair value for the nine month period ended September 30, 2011 of:

Options vested	$1.28

Note 3 - Debt

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LP and secured participation from Bridge Healthcare Financial, LLC (“Bridge”) to provide for borrowings up to $15,000,000 (the “Facility”).   On September 23, 2009, Keltic Financial Partners II, LP, successor-in-interest to Keltic Financial Partners, LP (“Keltic”) advised the Company that it has assumed all of Bridge’s rights under the Facility.   On April 19, 2011 the Company amended its credit facility with Keltic extending the Facility to June 26, 2012.  The Facility consists of a revolving line of credit and two term loans. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory.  Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2011, the Facility bore interest at 6.5%.   Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility.  In addition, among other things, the Facility restricts Hudson's ability to declare or pay any cash dividends on its capital stock.  As of September 30, 2011, Hudson had in the aggregate $37,000 of borrowings outstanding and $7,274,000 available for borrowing under the revolving line of credit.  In addition, as of September 30, 2011, the Company had $2,750,000 of borrowings outstanding under the A and B term loans.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues.  The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured.  Under the Act, the phase-down of production of certain virgin HCFC refrigerants commenced in 2010 and is scheduled to be phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030.

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

Results of Operations

Three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010

Revenues for the three month period ended September 30, 2011 were $11,935,000, an increase of $3,939,000 or 49% from the $7,996,000 reported during the comparable 2010 period.  The increase in revenues was attributable to an increase in refrigerant revenues of $3,719,000 and an increase in RefrigerantSide® Services revenues of $220,000.  The increase in refrigerant revenues is related primarily to an increase in the number of pounds of certain refrigerants sold slightly offset by a decrease in the average selling price per pound of certain refrigerant sold. The increase in RefrigerantSide® Services was primarily related to both an increase in the average revenue per job completed, and an increase in the number of jobs completed when compared to the same period of 2010.

Cost of sales for the three month period ended September 30, 2011 was $10,465,000, an increase of $4,273,000 or 69% from the $6,192,000 reported during the comparable 2010 period.  The increase in cost of sales was primarily due to an increase in the number of pounds of refrigerant sold, compared to the comparable 2010 period.  As a percentage of sales, cost of sales was 88% of revenues for 2011, an increase from the 77% reported for the comparable 2010 period, primarily due to a lower selling price per pound for certain refrigerants in 2011 as compared to the comparable 2010 period.

Operating expenses for the three month period ended September 30, 2011 were $1,463,000, an increase of $57,000 or 4% from the $1,406,000 reported during the comparable 2010 period.  The increase in operating expenses was primarily related to an increase in professional fees and bad debt expense.

Other income (expense) for the three month period ended September 30, 2011 was ($188,000), compared to the ($218,000) reported during the comparable 2010 period.  Other income (expense) includes interest expense of $190,000 and $224,000 for the comparable 2011 and 2010 periods, respectively.  The decrease in interest expense is due to a reduction in average outstanding borrowings in 2011 when compared to 2010.

Income tax benefit for the three month period ended September 30, 2011 and 2010 was $68,000 and $20,000, respectively.  For 2011, the income tax benefit of $68,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods.  The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net loss for the three month period ended September 30, 2011 was ($113,000), a decrease of $313,000 from the $200,000 net income reported during the comparable 2010 period.  The decrease in the net income was primarily due to a decrease in gross profit for the 2011 period.

Nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010

Revenues for the nine month period ended September 30, 2011 were $40,465,000, an increase of $7,332,000 or 22% from the $33,133,000 reported during the comparable 2010 period.  The increase in revenues was primarily attributable to an increase in refrigerant revenues of $6,915,000 and an increase in RefrigerantSide® Services revenues of $417,000.  The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold, as well as an increase in the average selling price per pound of certain refrigerants sold.  The increase in RefrigerantSide® Services was attributable to an increase in the number of jobs completed compared to the same period in 2010, offset to a lesser extent by a decrease in the average revenues per job completed when compared to the same period of 2010.

Cost of sales for the nine month period ended September 30, 2011 was $32,586,000, an increase of $6,131,000 or 23% from the $26,455,000 reported during the comparable 2010 period.  The increase in cost of sales was primarily due to an increase in the number of pounds of certain refrigerants sold.  As a percentage of sales, cost of sales was 81% of revenues for 2011, an increase from the 80% reported for the comparable 2010 period, primarily due to a lower average selling price per pound for certain refrigerants in 2011 as compared to the comparable 2010 period.

Operating expenses for the nine month period ended September 30, 2011 were $4,353,000, an increase of $351,000 or 9% from the $4,002,000 reported during the comparable 2010 period.  The increase in operating expenses was primarily related to increased professional fees and payroll expenses.

Other income (expense) for the nine month period ended September 30, 2011 was ($693,000), compared to the ($791,000) reported during the comparable 2010 period.  Other income (expense) includes interest expense of $707,000 and $797,000 for the comparable 2011 and 2010 periods, respectively.  The decrease in interest expense is due to a reduction in outstanding borrowings in 2011 when compared to 2010.

Income tax expense for the nine month period ended September 30, 2011 and 2010 was $1,077,000 and $628,000, respectively.  For 2011 the income tax provision of $1,077,000 was for federal and state income tax at statutory rates.  The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods.  The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the nine month period ended September 30, 2011 was $1,756,000, an increase of $499,000 from the $1,257,000 net income reported during the comparable 2010 period, primarily due to increased revenues and gross profit, partially offset by an increase in operating expenses as well as increased income tax expense.

Liquidity and Capital Resources

At September 30, 2011, the Company had working capital, which represents current assets less current liabilities, of $14,064,000, an increase of $1,839,000 from the working capital of $12,225,000 at December 31, 2010.  The increase in working capital is primarily attributable to net income for the period.

Inventory and trade receivables are principal components of current assets.  At September 30, 2011, the Company had inventories of $10,008,000, a decrease of $8,203,000 from $18,211,000 at December 31, 2010.  The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants.  The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants.  At September 30, 2011, the Company had trade receivables, net of allowance for doubtful accounts of $4,617,000, an increase of $2,850,000 from $1,767,000 at December 31, 2010.  The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2011, was $3,832,000 compared with net cash provided by operating activities of $3,628,000 for the comparable 2010 period.  Net cash provided by operating activities for the 2011 period was primarily attributable to net income and a decrease in inventory, and deferred taxes, offset by increases in accounts receivable and prepaid and other assets, as well as a decrease in accounts payable.

Net cash used by investing activities for the nine month period ended September 30, 2011, was $420,000 compared with net cash used by investing activities of $273,000 for the comparable 2010 period.  The net cash used by investing activities for the 2011 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash used by financing activities for the nine month period ended September 30, 2011, was $2,149,000 compared with net cash provided by financing activities of $426,000 for the comparable 2010 period.  The net cash used by financing activities for the 2011 period was primarily due to repayments of short term and long term debt.

At September 30, 2011, the Company had cash and cash equivalents of $5,189,000.  The Company continues to assess its capital expenditure needs.  The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.  The Company estimates that the total capital expenditures for 2011 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2011 (in 000’s):
	Twelve Month Period Ended September 30,

Long and short term debt and capital lease obligations:	2012	2013	2014	2015	2016	Total
Principal	$3,821	$81	$39	$19	$11	$3,971
Estimated interest (1) (2)	291	7	2	1	—	301
Operating leases	505	233	115	119	116	1,088

Total contractual cash obligations	$4,617	$321	$156	$139	$127	$5,360

(1)  The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of September 30, 2011 through the expiration of the Company’s credit facility on June 26, 2012.

(2)  The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 26, 2007, a subsidiary of Hudson entered into the credit facility (the “Facility”) with Keltic Financial Partners, LP and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC (“Bridge”) and to provide for borrowings of up to $15,000,000.  On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge’s rights under the Facility.  On April 19, 2011 the Company amended the Facility with Keltic extending the Facility to June 26, 2012. The Facility consists of a revolving line of credit and two term loans, and expires on June 26, 2012.  Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory.  Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At September 30, 2011, the Facility bore interest at 6.5%.   Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility.  In addition, among other things, the Facility restricts Hudson's ability to declare or pay any cash dividends on its capital stock.  As of September 30, 2011, Hudson had $37,000 of borrowings outstanding and $7,274,000 available for borrowing under the revolving line of credit.  In addition, as of September 30, 2011, Hudson had $2,750,000 of borrowings outstanding under the A and B term loans.

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

On April 28, 2010, the Facility was amended, which amendment, among other things, reset the Adjusted EBITDA covenant, which is currently, and through the term of the Facility, set at $1,781,000.    As of September 30, 2011, the Company is in compliance with all covenants in the Facility.  The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the Facility.

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit pursuant to the Company’s shelf registration and received net proceeds of approximately $4,900,000 (“2010 Offering”). The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and were initially exercisable for a five-year period. Effective as of March 4, 2011, the Company re-purchased warrants to purchase 150,000 shares of the Company’s common stock, at a price of $0.60 per warrant.  In March 2011, the expiration date of the remaining warrants was extended to July 7, 2016.  The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid in capital.  As a result of the re-purchase, there are 1,218,750 warrants outstanding.

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

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the Facility. The Company’s Facility will expire in 2012.  The Company is seeking to renew and possibly increase its existing Facility, but there can be no assurance that it will be successful.  Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future or to the extent that the Company does not renew or replace the Facility when it expires would adversely affect the Company's future capital needs.  There can be no assurances that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

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

For the nine months ended September 30, 2011, no one customer accounted for 10% or more of the Company’s revenues.   For the nine months ended September 30, 2010, no one customer accounted for 10% or more of the Company’s revenues.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  – OTHER INFORMATION

Item 1 -  Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2010.

Item 6 – Exhibits

The following exhibits are being filed with this report:

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 1, 2011
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 1, 2011
	James R. Buscemi	Date
Chief Financial Officer

Exhibit Index

Number	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T