Form 10-K
period 2011-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2012-03-05
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

Hudson Technologies, Inc.

(Exact name of registrant as specified in its charter)

New York	13-3641539
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
P.O. Box 1541
One Blue Hill Plaza
Pearl River, New York	10965
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(845) 735-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which Registered

Common stock, $.01 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2011 was approximately $26,802,938. As of February 26, 2012 there were 23,783,106 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry® and Performance Optimization are predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. See “Carbon Offset Projects.” The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry background

The production and use in the United States of refrigerants containing hydrochlorofluorocarbons (“HCFC”), the most commonly used refrigerants, and chlorofluorocarbons (“CFC") are subject to extensive and changing regulation under the Clean Air Act, as amended (the “Act”). The Act, which was amended in 1990 in response to evidence linking damage to the earth’s ozone layer to the use of CFC and HCFC refrigerants, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition of venting and releasing also applies to substitute, non-ozone depleting refrigerants, such as Hydrofluorocarbon (“HFC”). The Act also requires the recovery of all refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems, and effective January 1, 1996, prohibited production of virgin (new) CFC refrigerants and limited the production of virgin (new) HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants, and federal regulations were enacted which establish production and consumption allocations for HCFC refrigerants and imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of certain virgin HCFC refrigerants. As a result of certain litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated and in July 2011 the United States Environmental Protection Agency (“EPA”) recast production and consumption allocations for the 2011 year. In January 2012, a proposed rule was issued by the EPA to address production and consumption allocations for the 2012, 2013, and 2014 years. See “Recent Developments.” Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems, regardless of the refrigerant being used, and for the responsible management of refrigerant.

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various segments of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilizes HFC refrigerants. HFC refrigerants are not ozone depleting chemicals and are not currently regulated under the Act. However, HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state and federal regulations relating to the sale, use and emissions of HFC refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants.

The Act, and the federal regulations enacted under authority of the Act, have mandated and/or promoted responsible use practices in the air conditioning and refrigeration industry, which are intended to minimize the release of refrigerants into the atmosphere and encourage the recovery and re-use of refrigerants. In addition to prohibiting the venting of CFC and HCFC refrigerants, and prohibiting and/or phasing down the production of CFC and HCFC refrigerants, the Act mandates the recovery of these refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Since January 1996, when virgin CFC production became prohibited, nearly the entire service demand for CFC refrigerants in existing equipment has been met through the recovery and the reclamation of used CFC refrigerants by the EPA certified reclaimers. In addition, in December 2009, the EPA issued regulations that were effective January 2010 and which limited the total pounds of virgin HCFC refrigerants that can be produced and imported to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants, with that percentage increasing through 2014. As a result of certain litigation, the December 2009 regulations have been vacated, and in January 2012, the EPA issued a proposed rule to address allocations for the 2012, 2013, and 2014 years. See “Recent Developments.”

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release to the atmosphere and the corresponding ozone depletion. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing. The Company believes it is the largest refrigerant reclaimer in the United States. Additionally, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, compliment the Company’s refrigerant sales and refrigerant reclamation and management services. The Company has also developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy. In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions. See “Carbon Offset Projects”.

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. Virgin, non-CFC refrigerants, including HCFC and HFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. Additionally, the Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed using the Company's high speed proprietary reclamation equipment, its patented Zugibeast® system, and then are resold by the Company.

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, laboratory testing through the Company’s laboratory, which has been certified by the Air Conditioning, Heating and Refrigeration Institute, formerly the Air Conditioning and Refrigeration Institute (“ARI”), and banking (storage) services tailored to individual customer requirements. Hudson also separates “crossed” (i.e. commingled) refrigerants and provides re-usable cylinder repair and hydrostatic testing services.

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

In addition to the decontamination and recovery services previously described, the Company also provides predictive and diagnostic services for its customers. The Company offers diagnostic services that are intended to predict potential problems in air conditioning and refrigeration systems before they occur. The Company’s Chiller Chemistry® offering integrates several fluid tests of an operating system and the corresponding laboratory results into an engineering report providing its customers with an understanding of the current condition of the fluids, the cause for any abnormal findings and the potential consequences if the abnormal findings are not remediated. Fluid Chemistry®, an abbreviated version of the Company’s Chiller Chemistry® offering, is designed to quickly identify systems that require further examination.

The Company also delivers energy services offerings (“Energy Services”) to large industrial and commercial companies both in the United States and internationally. A large portion of its Energy Services business involves the performance of “investment grade” Energy Savings Assessments (“ESAs”) for process and utility systems including steam, refrigeration and process cooling, process heating, waste heat recovery, and combined heat and power systems. These assessments can identify significant energy and cost savings projects for customers that lead to a direct reduction in carbon dioxide (“CO2”) emissions from the site or from the power plants. The Company’s Energy Services division is staffed by engineers that are recognized as Energy Experts and Qualified Best Practices Specialists by the US Department of Energy (“DOE”) in the areas of Steam and Process Heating under the DOE “Best Practices” program, and are the Lead International Energy Experts for steam systems for the United Nations Industrial Development Organization. The Company’s staff have trained more than 2,000 industrial plant personnel in the US and internationally, and have developed and are currently delivering training curriculums in 10 different countries.

The Company has also been awarded several US patents for its Performance Monitoring & Optimization System (“PMOS”), which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. The Company’s PMOS is able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson’s RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. Improving the system efficiency reduces power consumption thereby directly reducing CO2 emissions at the power plants or onsite. In addition, the Company’s ChillSmart® offering, which combines the PMOS methodology with the Company’s Chiller Chemistry® offering, provides a snapshot of a packaged Chiller’s operating efficiency and health. ChillSmart® provides a very effective predictive maintenance tool and helps our customers to identify the operating chillers that cause higher operating costs.

Carbon Offset Projects

CFC refrigerants are ozone depleting substances and are also highly-weighted greenhouse gases that contribute to global warming and climate change. The destruction of CFC refrigerants may be eligible for verified emission reductions that can be converted and monetized into carbon offset credits that may be traded in the emerging carbon offset markets. The Company is pursuing opportunities to acquire CFC refrigerants and is developing relationships within the emerging environmental markets in order to develop opportunities for the creation and monetization of verified emission reductions from the destruction of CFC refrigerants.

Hudson's Network

Hudson operates from a network of facilities located in:

Auburn, Washington	—RefrigerantSide® Service depot
Baton Rouge, Louisiana	—RefrigerantSide® Service depot
Champaign, Illinois	—Reclamation and separation of refrigerants and cylinder refurbishment center; —RefrigerantSide® Service depot
Charlotte, North Carolina	—RefrigerantSide® Service depot
Stony Point, New York	—RefrigerantSide® Service depot
Pearl River, New York	—Company headquarters and administrative offices
Pottsboro, Texas	—Telemarketing office
Raymond, New Hampshire	—Telemarketing office

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. Over time, the Company expects to introduce its technology and offerings to several geographies around the world.

In January 2010, the Company entered into a strategic alliance agreement with EOS Climate, Inc. (“EOS”), which is a provider of technology and services related to the destruction or mitigation of ozone-depleting substances in order to generate verified emissions reductions for sale in emerging carbon offset markets. Under the agreement, the Company and EOS have established an exclusive relationship pursuant to which the Company will supply certain CFC refrigerants to EOS, and EOS will utilize the Company to perform reclamation and recovery services for emissions reduction projects and the parties will share any revenues generated from the monetization of verified emissions reductions. The agreement is worldwide in scope and provides for the granting of licenses by the Company to EOS to utilize the Company’s equipment and technology in other countries in connection with emissions reductions projects. To date, the Company’s revenues generated by the agreement have not been material to the Company’s financial performance.

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture has created a new entity know as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE with BB owning the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout most of Europe, the Middle East and North Africa. As of December 31, 2011, the joint venture has not begun operations. The Company intends to, over time, have each of its offerings that are available in the US made available in each of these geographies through the operations of HTE.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely, used refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 also imposed limitations on the importation of certain virgin HCFC refrigerants. In addition, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of virgin HCFC refrigerants. As a result of certain litigation, the federal regulations implementing the January 2010 phase down schedule were vacated and the EPA has issued a proposed rule for future reductions. See “Recent Developments”. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the years ended December 31, 2011 and 2010, no one customer accounted for more than 10% of the Company’s revenues.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet through the Company’s website (www.hudsontech.com). Information in the Company's website is not part of this report.

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

Hudson's RefrigerantSide® Services provide new and innovative solutions to certain problems within the refrigeration industry and, as such, the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional methods of solving the industry's problems. The Company’s marketing strategy is to educate the marketplace that its alternative solutions are available and that RefrigerantSide® Services are superior to traditional methods. The market acceptance for these services is subject to uncertainty.

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

Hudson and its customers are subject to the requirements of the Act, and the regulations promulgated there under by the EPA, which make it unlawful for any person in the course of maintaining, servicing, repairing, and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances, and non-ozone depleting substitutes, used as refrigerants.

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured, virgin refrigerants in accordance with standards established by ARI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with ARI standards. The Company is one of only three certified refrigerant testing laboratories under ARI’s laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the ARI 700 standard.

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied for or obtained such certification.

The Company may also be subject to regulations adopted by the EPA which impose certain reporting requirements arising out of the importation of certain HCFCs, and arising out of the purchase, production, use and/or emissions of certain greenhouse gases, including HFC’s.

The Company is also subject to regulations adopted by the United States Department of Transportation which classify most refrigerants handled by the Company as hazardous materials or substances and imposes requirements for handling, packaging, labeling and transporting refrigerants and which regulate the use and operation of the Company’s commercial motor vehicles used in the Company’s business.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), establishes liability for clean-up costs and environmental damages to current and former facility owners and operators, as well as persons who transport or arrange for transportation of hazardous substances. Almost all states have similar statutes regulating the handling and storage of hazardous substances, hazardous wastes and non-hazardous wastes. Many such statutes impose requirements that are more stringent than their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and government entities, in some instances without any fault, for fines, remediation costs and environmental damage, as a result of the mishandling, release, or existence of any hazardous substances at any of its facilities.

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

Employees

The Company has 86 full and 2 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent and eight foreign patents covering seventeen foreign countries and has patent applications pending in two other foreign countries, all relating to the high-speed equipment, components and process to reclaim refrigerants. The Company also holds a registered trademark for its Zugibeast®. The United States patent expired in January 2012 and the foreign patents will expire between May 2014 and December 2014. The Company also holds several U.S. and foreign patents related to certain RefrigerantSide® Services developed by the Company as well as for certain processes to measure and improve the efficiency of refrigeration systems. These patents will expire between February 2017 and December 2020.

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

Recent Developments

In January 2012, the EPA published a proposed rule by which the EPA has proposed to further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions proposed by the EPA in the proposed rule range from 11 to 47 percent from the levels established in the prior rule for the calendar years 2012, 2013, and 2014. The proposed rule is not final, and pending issuance of a final rule, the EPA has provided no action assurance letters to those entities that hold production and consumption allowances for the right to import or produce HCFC refrigerants, which allow the allocation holders to import or produce up to an amount that equals 55% of the amount each allocation holder could import or produce in 2011.

Item 1A. Risk Factors

There are many important factors including those discussed below (and above as described under “Patents and Proprietary Information”), that have affected, and in the future could affect Hudson’s business including, but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond Hudson’s control and future trends are difficult to predict.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our existing credit facility, which currently expires in June 2012, is secured by substantially all of our assets and contains formulas that limit the amount of our borrowings under the facility. Moreover, the terms of our credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. In June 2009 and April 2010 we obtained waivers from our lender for violations of one of its loan covenants. If we violate any of these loan covenants and do not obtain a waiver from our lender, our indebtedness under the credit facility would become immediately due and payable, and the lender could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

We may need additional financing to satisfy our future capital requirements, which may not be readily available to us.

Our capital requirements have been and may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility that expires in June 2012 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility. There can be no assurance that we will be able to renew this credit facility or obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Adverse weather or economic downturn could adversely impact our financial results

Our business could be negatively impacted by adverse weather or economic downturns. Weather is a significant factor in determining market demand for the refrigerants sold by us, and to a lesser extent, our RefrigerantSide® Services. Unusually cooler temperatures in the spring and summer in the markets served by us, tends to depress demand for, and price of, refrigerants we sell. Protracted periods of cooler than normal spring and summer weather could result in a substantial reduction in our sales which could adversely affect our financial position as well as our results of operations. An economic downturn could cause customers to postpone or cancel purchases of the Company’s products or services. Either or both of these conditions could have severe negative implications to our business that may exacerbate many of the risk factors we identified in this report but not limited, to the following:

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

Refrigerant sales continue to represent a significant portion of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitations; (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the ban on production of CFC based refrigerants under the Act; (iii) the proposed legislation which, if enacted, could impose limitations on production and consumption of HFC refrigerants; (iv) introduction of new refrigerants and air conditioning and refrigeration equipment; (v) price competition resulting from additional market entrants; (vi) changes in government regulation on the use and production of refrigerants; and (vii) reduction in demand for refrigerants. We do not maintain firm agreements with any of our suppliers of refrigerants and we do not hold allowances permitting us to purchase and import HCFC refrigerants abroad. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HCFC production, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

Issues relating to potential global warming and climate change could have an impact on our business.

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and climate change and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants and current and future global warming and climate change or related legislation and/or regulations, may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increase administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products.

The loss of key management personnel would adversely impact our business.

Our success is largely dependent upon the efforts of our Chief Executive Officer and Chairman. The loss of his services would have a material adverse effect on our business and prospects.

We have the ability to designate and issue preferred stock, which may have rights, preferences and privileges greater than Hudson’s common stock and which could impede a subsequent change in control of us.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of “blank check” preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any additional preferred stock that may be issued by us in the future. Our ability to issue preferred stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of its voting stock, thereby delaying, deferring or preventing a change in control of us.

If our common stock were delisted from NASDAQ it would be subject to “penny stock” rules which could negatively impact its liquidity and our shareholders’ ability to sell their shares.

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

Our management effectively controls our affairs.

Currently, our officers and directors collectively own approximately 31% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly effect, and potentially fully control us and the election of our directors. There is no provision for cumulative voting for our directors.

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

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. The Company has financed the purchase with a 15 year amortizing loan in the amount of $945,000 with a balloon payment due on June 1, 2012. As of December 31, 2011, the Company has $650,000 outstanding under its mortgage and the annual real estate taxes on this facility are approximately $42,000.

The Company has established a second facility in Champaign, Illinois, which is located in a 60,000 square foot building. The building is leased from an unaffiliated third party at an annual rental of $223,000, pursuant to an arrangement expiring in December 2014.

The Company's Charlotte, North Carolina depot facility is located in an 8,500 square foot building leased from an unaffiliated third party at an annual rental of $61,000 pursuant to an agreement expiring in January 2013.

The Company’s Stony Point, New York depot facility is located in an 18,000 square foot building leased from an unaffiliated third party at an annual rental of $106,000 pursuant to an agreement expiring in June 2016.

The Company's headquarters are located in a 4,200 square foot building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $110,000 pursuant to an agreement expiring in March 2013.

The Company’s Pottsboro, Texas telemarketing facility is located in a 1,350 square foot building leased from an unaffiliated third party at an annual rental of $18,000 pursuant to an agreement expiring in August 2014.

The Company's Hampstead, New Hampshire telemarketing facility is located in a 1,600 square foot building leased from an unaffiliated third party at an annual rental of $22,000 pursuant to an agreement expiring in August 2012.

In addition to the above leases, the Company from time to time utilizes public warehouse space on a month to month basis. The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases. The Company believes that its insurance policies are adequate to protect the Company’s property.

Item 3. Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the “1999 Release”), at its former leased facility in Hillburn, NY (the “Hillburn Facility”), which the Company vacated in June 2006. A failed hose connection to one of the Company's outdoor storage tanks allowed liquid R-11 refrigerant (“R-11”) to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation (“DEC”), the Company constructed and put into operation a remediation system to remove R-11 levels in the groundwater under and around the Hillburn Facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2011, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2013. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Hillburn Facility, as a result of the 1999 Release, was nominated by the EPA for listing on the National Priorities List (“NPL”) pursuant to CERCLA. The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing of the Hillburn Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the years ended December 31, 2011 and 2010, the Company incurred $86,000 and $72,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the NASDAQ Capital Market under the symbol “HDSN”. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the Common stock as reported by NASDAQ.

	High	Low
2010
• First Quarter	$3.04	$1.35
• Second Quarter	$2.80	$1.81
• Third Quarter	$2.20	$1.52
• Fourth Quarter	$1.88	$1.48

2011
• First Quarter	$2.40	$1.60
• Second Quarter	$2.25	$1.55
• Third Quarter	$1.92	$1.10
• Fourth Quarter	$1.57	$1.01

The number of record holders of the Company's common stock was approximately 170 as of February 26, 2012. The Company believes that there are in excess of 2,400 beneficial owners of its common stock.

To date, the Company has not declared or paid any cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends on its Common stock in the foreseeable future. In addition, the Company has a credit facility with Keltic Financial Partners, LLP (“Keltic”) that, among other things, restricts the Company's ability to declare or pay any cash dividends on its capital stock.

See Item 12 for certain information with respect to the Company's equity compensation plans as of December 31, 2011.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this section and elsewhere in this Form 10-K constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carry forwards (“NOLs”) and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

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

Results of Operations

Year ended December 31, 2011 as compared to the year ended December 31, 2010

Revenues for the fiscal year ended December 31, 2011 were $44,322,000, an increase of $7,049,000 or 19% from the $37,273,000 reported during the comparable 2010 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $7,183,000 offset by a decrease in RefrigerantSide® Services revenues of $134,000. The increase in refrigerant revenues is primarily related to an increase in the number of pounds of certain refrigerants sold, and to a lesser extent an increase in the average selling price per pound of certain refrigerants sold. The decrease in RefrigerantSide® Services was attributable to a decrease in the average revenues per job completed when compared to the same period of 2010, offset to a lesser extent by an increase in the number of jobs completed compared to the same period in 2010.

Cost of sales for the fiscal year ended December 31, 2011 was $35,637,000, an increase of $6,396,000 or 22% from the $29,241,000 reported during the comparable 2010 period. The increase in cost of sales was primarily due to an increase in the number of pounds of certain refrigerants sold. As a percentage of sales, cost of sales was 80% of revenues for 2011, an increase from the 78% reported for the comparable 2010 period, primarily due to a slightly increased average cost per pound for certain refrigerants sold in 2011 as compared to the comparable 2010 period.

Operating expenses for the fiscal year ended December 31, 2011 were $6,157,000, an increase of $277,000 or 5% from the $5,880,000 reported during the comparable 2010 period. The increase in operating expenses was primarily related to increased professional fees of $229,000 and to a lesser extent an increase in payroll expense of $52,000.

Other income (expense) for the fiscal year ended December 31, 2011 was ($860,000), compared to the ($1,088,000) reported during the comparable 2010 period. Other income (expense) includes interest expense of $881,000 and $1,102,000 for the comparable 2011 and 2010 periods, respectively. The decrease in interest expense is due to a reduction in average outstanding borrowings in 2011 when compared to 2010.

Income tax expense for the fiscal years ended December 31, 2011 and 2010 was $634,000 and $363,000, respectively. For 2011 the income tax provision of $634,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the fiscal year ended December 31, 2011 was $1,034,000, an increase of $333,000 from the $701,000 net income reported during the comparable 2010 period, primarily due to increased revenues and gross profit, partially offset by an increase in operating expenses as well as increased income tax expense.

Liquidity and Capital Resources

At December 31, 2011, the Company had working capital, which represents current assets less current liabilities, of $12,465,000, an increase of $240,000 from the working capital of $12,225,000 at December 31, 2010. The increase in working capital is primarily attributable to net income for the period.

Inventory and trade receivables are principal components of current assets. At December 31, 2011, the Company had inventories of $17,734,000, a decrease of $477,000 from $18,211,000 at December 31, 2010. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At December 31, 2011, the Company had trade receivables, net of allowance for doubtful accounts, of $2,453,000, an increase of $686,000 from $1,767,000 at December 31, 2010. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the fiscal year ended December 31, 2011, was $613,000 compared with net cash provided by operating activities of $3,128,000 for the comparable 2010 period. Net cash provided by operating activities for the 2011 period was primarily attributable to net income and a decrease in inventory, and accounts payable, offset by increases in accounts receivable and prepaid and other assets.

Net cash used by investing activities for the fiscal year ended December 31, 2011, was $946,000 compared with net cash used by investing activities of $618,000 for the comparable 2010 period. The net cash used by investing activities for the 2011 period was primarily related to investment of approximately $600,000 in general purpose equipment for the Company’s Champaign, Illinois facility as well as approximately $300,000 in equipment for the HTE.

Net cash provided from financing activities for the fiscal year ended December 31, 2011, was $365,000 compared with net cash provided by financing activities of $1,117,000 for the comparable 2010 period. The net cash provided by financing activities for the 2011 period was primarily from short term debt borrowings.

At December 31, 2011, the Company had cash and cash equivalents of $3,958,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2012 will be approximately $650,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2011 (in 000’s):

	Twelve Month Period Ended December 31,
	2012	2013	2014	2015	2016	Total
Long and short term debt and capital lease obligations:
Principal	$6,361	$61	$38	$13	$9	$6,482
Estimated interest (1) (2)	253	5	2	1	0	261
Operating leases	629	384	354	117	58	1,542

Total contractual cash obligations	$7,243	$450	$394	$131	$67	$8,285

(1) The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of December 31, 2011 through the expiration of the Company’s credit facility on June 26, 2012.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 26, 2007, a subsidiary of Hudson entered into the credit facility (the “Facility”) with Keltic Financial Partners, LP and on April 17, 2008, the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC (“Bridge”) and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge’s rights under the Facility. On April 19, 2011 the Company amended the Facility with Keltic extending the Facility to June 26, 2012. The Facility consists of a revolving line of credit and two term loans, and expires on June 26, 2012. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2011, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the Facility restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2011, Hudson had $2,843,000 of borrowings outstanding and $7,052,000 available for borrowing under the revolving line of credit. In addition, as of December 31, 2011, Hudson had $2,500,000 of borrowings outstanding under the A and B term loans.

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

On April 28, 2010, the Facility was amended, which amendment, among other things, reset the Adjusted EBITDA covenant, which is currently, and through the term of the Facility, set at $1,781,000. As of December 31, 2011, the Company is in compliance with all covenants in the Facility. The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the Facility.

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

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a loan in the amount of $945,000 with payments based on a 15 year amortization and with a balloon payment of $636,000 due on June 1, 2012. The note bears interest at 5.25% and adjusts annually based on prime plus 2%.

In April 2008, the Company purchased approximately five acres of vacant land adjacent to its Champaign, Illinois facility for $300,000. The Company financed the purchase with a loan in the amount of $300,000 with payments based on a 15 year amortization and with a balloon payment of $248,000 due on June 1, 2012. The note bears interest at the fixed rate of 6.7% over the entire term of the note.

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

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of certain virgin HCFC refrigerants. As a result of certain litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated and in July 2011 the EPA recast production and consumption allocations for the 2011 year. In January 2012, a proposed rule was issued by the EPA to address production and consumption allocations for the 2012, 2013, and 2014 years. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants.

For the years ended December 31, 2011 and 2010, no one customer accounted for 10% or more of the Company’s revenues.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's financial position and results of operations.

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC and non CFC based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. In addition, to the extent that there is unseasonably cool weather throughout the spring and summer months, which would adversely affect the demand for refrigerants; there would be a corresponding negative impact on the Company. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact upon adoption of ASU 2010-06 on January 1, 2010 to our financial position or results of operations. There was no impact to our financial position or results of operations for the additional disclosure requirements in 2011.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurements and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within the U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provide reasonable assurance that they are effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 28, 2012, the independent members of the Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved awards of cash bonuses to its executive officers. Pursuant to this award, Kevin J. Zugibe will receive a total cash bonus of $132,000; Brian F. Coleman will receive a total cash bonus of $84,000; Charles F. Harkins will receive a total cash bonus of $71,000, and James R. Buscemi will receive a cash bonus of $49,000.

On February 28, 2012, the independent members of the Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved an increase in the base compensation of Kevin Zugibe to $255,000, effective March 1, 2012.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information presented below provides information each director has given us about his age, all positions he holds, his principal occupation and his business experience for at least the past five years. In addition to the information presented below regarding each nominee’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to service to the Company and our Board.

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	48	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	50	President and Chief Operating Officer, Director
James R. Buscemi	58	Chief Financial Officer
Charles F. Harkins, Jr.	50	Vice President Sales
Stephen P. Mandracchia	52	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	65	Director
Dominic J. Monetta	70	Director
Otto C. Morch	78	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. We believe Mr. Zugibe’s qualifications to sit on our Board of Directors include his 25 years of experience in the air conditioning and refrigeration industry including as our founder, our Chairman and Chief Executive Officer for 20 years. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO USA, LLP, the Company's independent registered public accounting firm. We believe Mr. Coleman’s qualifications to sit on our Board of Directors include his prior financial and accounting experience obtained as a partner with BDO USA, LLP, and his 15 years of experience in the air conditioning and refrigeration industry including as our President and Chief Operating Officer for the past 9 years.

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

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He was formerly the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital. Mr. Abbatecola serves on the Rockland Board of Governors, the United Hospice of Rockland Board and the St. Thomas Aquinas College President’s Council. We believe that Mr. Abbatecola’s qualifications to sit on our Board include his business experience obtained as Vice President of Abbey Ice and Spring Water Company, his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including as Chairman of the Company’s Audit Committee for 17 years.

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has since August 1993, been the President of Resource Alternatives, Inc., a corporate development firm concentrating on resolving technically oriented managerial issues facing chief executive officers and their senior executives. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy. Dr. Monetta’s qualifications to sit on our board include his chemical engineering and other management experience obtained as a senior executive for the US Departments of Energy and Defense. Dr. Monetta has 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board and includes his membership on the Company’s Audit Committee for the last 4 years and Occupational, Safety and Environmental Protection Committee for the last 10 years.

Otto C. Morch has been a Director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997. We believe that Mr. Morch’s qualifications to sit on our Board include his financial and other experience obtained as a Senior Vice President at Provident Savings Bank, F.A., his 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company’s Audit Committee for 17 years.

Hudson has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of our executive officers and for the administration of Hudson’s Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Coleman, and Morch.

Hudson has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of Hudson. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an “independent” director as defined under the rules of NASDAQ. The Audit Committee does not have a member that qualifies as a “financial expert” under the federal securities laws. Each of the members of the Audit Committee has been active in the business community and has broad and diverse backgrounds, and financial experience. Two of the current members have served on Hudson’s Audit Committee and have overseen the financial review by Hudson’s independent auditors for ten (10) years. Hudson believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that Hudson does not need to install a “financial expert” on the Audit Committee.

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At Hudson’s August 25, 2011 Annual Meeting of the Shareholders, Messrs. Abbatecola, Coleman and Morch were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2013. Messrs. Monetta and Zugibe are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2012.

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

Based solely on Hudson’s review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2011, all filing requirements applicable to all officers directors and greater than 10% beneficial shareholders were complied with, except for one late filing in connection with a stock option issuance to Mr. Morch.

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to all directors, and employees, including Hudson’s principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. We will provide a copy of its code of ethics to any person without charge upon written request addressed to Hudson Technologies, Inc., One Blue Hill Plaza, PO Box 1541, Pearl River, New York 10965, Attention: Stephen P. Mandracchia.

Item 11. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ending December 31, 2011 and whose total compensation during the year ending December 31, 2011 exceeded $100,000 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kevin J. Zugibe,	2011	$223,007	$132,000	(3)	$0	$0	$0	$0	$0	$355,007
Chairman,	2010	$209,181	$122,000		$0	$0	$0	$0	$0	$331,181
Chief Executive
Officer (2)
Brian F. Coleman,	2011	$197,363	$84,000	(3)	$0	$0	$0	$0	$0	$281,363
President, Chief Operating Officer, Director (2)	2010	$180,513	$77,000		$0	$0	$0	$0	$0	$257,513
Charles F. Harkins, Jr.,	2011	$182,181	$71,000	(3)	$0	$0	$0	$—	$—	$253,181
Vice President Sales	2010	$167,898	$63,000		$0	$0	$0	$—	$—	$230,898

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.

(2) Messrs. Coleman and Zugibe did not receive any compensation for services as a director during the years ended December 31, 2011 and 2010.

(3) Non-Equity Incentive Plan Compensation was earned in 2011 and will be paid in 2012.

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

As part of the agreement, Mr. Zugibe has agreed to certain covenants and restrictions, which include an agreement that Mr. Zugibe will not compete with us in specified geographic areas for a period of twenty-four months after his termination for any reason. The agreement also provides that, in the event of his involuntary separation from Hudson without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Zugibe will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of twenty-four months, and a lump sum payment equivalent to the highest bonus paid to Mr. Zugibe in the three years prior to his termination, pro-rated to the date of his termination. We are the beneficiary of a “key-man” insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

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

Stock Option Grants or Stock Awards

The Company did not issue stock options, or grant any stock awards to any of the Named Executives in 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses the outstanding option awards held by the Named Executives as of December 31, 2011. No options were exercised by the Named Executives during the fiscal year ended December 31, 2011. No stock awards have been issued to the Named Executives.

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

Stock Option Plans

1994 Stock Option Plan

We adopted an Employee Stock Option Plan (the “1994 Plan”) effective October 31, 1994 pursuant to which 725,000 shares of our common stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options (“ISOs”) under the Internal Revenue Code of 1986, as amended (the “Code”), or (ii) nonqualified options. ISOs could be granted under the 1994 Plan to our employees and officers. Non-qualified options could be granted to consultants, directors (whether or not they are employees), our employees or officers. Effective November 1, 2004, our ability to grant options under the 1994 Plan expired.

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

As of December 31, 2011, we had options outstanding to purchase 59,364 shares of our common stock under the 1994 Plan.

1997 Stock Option Plan

We adopted the 1997 Stock Option Plan (the “1997 Plan”) effective June 11, 1997 pursuant to which 2,000,000 shares of our common stock were reserved for issuance upon the exercise of options designated as either (i) ISOs under the Code, or (ii) nonqualified options. ISOs could be granted under the 1997 Plan to our employees and officers. Non-qualified options could be granted to consultants, directors (whether or not they are employees), our employees or officers. Stock appreciation rights could also be issued in tandem with stock options. Effective June 11, 2007 our ability to grant options under the 1997 Plan expired.

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

As of December 31, 2011, we had options outstanding to purchase 800,178 shares of our common stock under the 1997 Plan.

2004 Stock Incentive Plan

We have adopted the 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which 2,500,000 shares of our common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs, under the Code or (ii) non-qualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of Hudson. Non-qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of Hudson. Stock appreciation rights may also be issued in tandem with stock options.

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

ISOs granted under the 2004 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or 110% of fair market value in the case of ISO’s granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2004 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2004 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2004 Plan are not transferable during a grantee’s lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2011, we had options outstanding to purchase 2,214,901 shares of common stock and 20,000 shares are reserved for future issuances under the 2004 Plan.

2008 Stock Incentive Plan

We have adopted the 2008 Stock Incentive Plan (the “2008 Plan”), pursuant to which 3,000,000 shares of our common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs, under the Code or (ii) non-qualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2008 Plan to employees and officers of Hudson. Non-qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of Hudson. Stock appreciation rights may also be issued in tandem with stock options.

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

ISOs granted under the 2008 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or 110% of fair market value in the case of ISO’s granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2008 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2008 Plan are not transferable during an grantee’s lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2011, we had options outstanding to purchase 361,000 shares of common stock and 2,639,000 shares are reserved for issuance of future awards under the 2008 Plan.

Director Compensation

Non-employee directors receive an annual fee of $10,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board Committee meetings. In 2011, non-employee directors each received an annual fee of $10,000 and reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2011. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vincent P. Abbatecola (2)	$10,000	$0	$17,350	$0	$0	$0	$27,350
Dominic J. Monetta(2)	$10,000	$0	$17,350	$0	$0	$0	$27,350
Otto C. Morch (2)	$10,000	$0	$17,350	$0	$0	$0	$27,350

__________________________

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.

(2) As of December 31, 2011, Mr. Abbatecola has options to purchase 130,000 shares of common stock outstanding, Mr. Morch has options to purchase 110,000 shares of common stock outstanding, and Dr. Monetta has options to purchase 90,000 shares of common stock outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 26, 2012 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson’s common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson’s outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Kevin J. Zugibe	5,636,705	(2)	22.83%
Common Stock	Brian F. Coleman	947,176	(3)	3.89%
Common Stock	Charles F. Harkins	280,052	(4)	1.16%
Common Stock	James R. Buscemi	578,770	(5)	2.40%
Common Stock	Stephen P. Mandracchia	2,225,695	(6)	9.21%
Common Stock	Vincent P. Abbatecola	170,000	(7)	*
Common Stock	Dominic J. Monetta	210,100	(8)	*
Common Stock	Otto C. Morch	118,800	(9)	*
Common Stock	Marathon Capital Management, LLC	1,789,464	(10)	7.52%
Common Stock	Matthew A. Drapkin	2,368,431	(11)	9.70%
Common Stock	All directors and executive officers as a group
	(Eight Persons)	10,167,298	(12)	38.28%

* = Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 26, 2012. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from February 26, 2012 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

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

(5) Includes the following shares which may be purchased by Mr. Buscemi upon the exercise of options previously granted to him: (a) 6,250 shares which may be purchased at $1.13 per share; (b) 9,375 shares which may be purchased at $1.15 per share; (c) 8,595 shares which may be purchased at $.83 per share; (d) 6,125 shares which may be purchased at $.95 per share; (e) 31,250 shares which may be purchased at $1.02 per share; (f) 6,250 shares which may be purchased at $.87 per share; (g) 6,250 shares which may be purchased at $2.15 per share; (h) 41,250 shares which may be purchased at $1.76 per share; (i) 16,625 shares which may be purchased at $1.40 per share; (j) 6,500 shares which may be purchased at $1.02 per share; (k) 100,000 shares that may be purchased at $0.85 per share; and (l) 48,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(6) Includes (i) 1,408,420 shares held of record in the name of Mr. Mandracchia’s wife, Theresa Mandracchia, over which Mr. Mandracchia has sole voting power and shared dispositive power, and (ii) the following shares which may be purchased by Mr. Mandracchia upon the exercise of options previously granted to him: (a) 40,000 shares which may be purchased at $1.13 per share; (b) 9,375 shares which may be purchased at $1.15 per share; (c) 12,500 shares which may be purchased at $.83 per share; (d) 6,250 shares which may be purchased at $.95 per share; (e) 31,250 shares which may be purchased at $1.02 per share; (f) 6,250 shares which may be purchased at $.87 per share; (g) 6,250 shares which may be purchased at $2.15 per share; (h) 51,250 shares which may be purchased at $1.76 per share; (i) 20,750 shares which may be purchased at $1.40 per share; (j) 7,400 shares which may be purchased at $1.02 per share; (k) 125,000 shares that may be purchased at $0.85 per share; and (l) 58,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(7) Includes (i) 40,000 shares which may be purchased at $0.85 per share; (ii) 40,000 shares which may be purchased at $1.21 per share; (iii) 25,000 shares which may be purchased at $1.72 per share; and (iv) 25,000 shares that may be purchased at $1.31 per share, under immediately exercisable options.

(8) Includes (i) 40,000 shares which may be purchased at $1.21 per share; (ii) 25,000 shares which may be purchased at $1.72 per share; and (iii) 25,000 shares which may be purchased at $1.31 per share, under immediately exercisable options.

(9) Includes (i) 20,000 shares which may be purchased at $ 0.85 per share; (ii) 40,000 shares which may be purchased at $ 1.21 per share; (iii) 25,000 shares that may be purchased at $1.72 per share; and (iv) 25,000 shares which may be purchased at $1.31 per share, under immediately exercisable options.

(10) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by Marathon Capital Management, LLC on February 1, 2012. The address of Marathon Capital Management, LLC is 4 North Park Drive, Suite 106, Hunt Valley, MD 21030.

(11) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G Amendment #2 filed by Becker,Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P, Becker Drapkin Partners, L.P., BC Advisors, LLC, Steven R. Becker and Matthew A. Drapkin on February 10, 2012, which includes warrants to purchase 625,000 shares. The address of Becker Drapkin Management, L.P. is 300 Crescent Court, Suite 1111, Dallas, Texas, 75201.

(12) Includes exercisable options to purchase 2,777,447 shares of common stock which may be purchased under immediately exercisable options.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,435,443	$1.22	2,659,000

Equity compensation plans not approved by security holders (1)	173,500	$1.69	—

Total	3,608,943	$1.24	2,659,000

__________________________

(1) Includes (i) 100,000 five-year warrants, issued in 2008 to our lenders, in connection with an amendment to the Facility, exercisable at $1.88 per share, and (ii) 73,500 five-year warrants, issued in 2009 to our placement agent in connection with the 2009 Offering exercisable, at $1.4375 per share.

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

Review, approval or ratification of transactions with related persons

Each year, all of our directors and officers are asked to disclose the existence of family relationships and other related transactions in Director and Officer Questionnaires. Our Audit Committee is responsible for reviewing and approving or ratifying related-person transactions. A related person is any executive officer, director or more than 5% stockholder, or any immediate family member of the foregoing persons, or entity owned or controlled by such person. In addition, pursuant to our Code of Business Conduct and Ethics, all of our employees and directors are required to bring any conflict of interest to the attention of one of the Company’s executive officers or directors. In determining whether to approve or ratify a related party transaction, the Audit Committee will consider, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available to us from an unaffiliated third-party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. Any transaction which is deemed to be a related party transaction requires the approval, initially by a majority of the non-interested Audit Committee members and finally by a majority of the non-interested Board members. There are no other written procedures governing any review of related person transactions.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audits and reviews of the Company's financial statements for the years ended December 31, 2011 and 2010 totaled $173,000 and $208,000, respectively.

Audit-Related Fees. In 2011 and 2010, the aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $204,000 and none, respectively. The 2011 fees were related to due diligence services.

Tax Fees. In 2011 and 2010 the aggregate fees billed by BDO USA, LLP for professional services rendered for tax advice totaled $32,000 and $31,000, respectively.

All Other Fees. In 2011 and 2010, all other fees billed by BDO USA LLP for professional services rendered other than the services described in the paragraphs caption “Audit Fees”, “Audit Related Fees” and “Tax Fees” were none.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2011. Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO USA, LLP.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (29)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	2004 Stock Incentive Plan. (10)*
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.8	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.9	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.11	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (14)*
10.12	Agreement with Brian F. Coleman, as amended. (14)*
10.13	Agreement with James R. Buscemi, as amended. (14)*
10.14	Agreement with Charles F. Harkins, as amended. (14)*
10.15	Agreement with Stephen P. Mandracchia, as amended. (14)*
10.16	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (27)
10.17	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (11)
10.18	Amended and Restated Revolving Note dated June 26, 2007. (11)
10.19	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000. (11)
10.20	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (11)
10.21	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (12)
10.22	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (12)
10.23	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (12)
10.24	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,667. (12)
10.25	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333. (12)
10.26	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (12)
10.27	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000. (12)
10.28	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (12)
10.29	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (12)

10.30	2008 Stock Incentive Plan. (13)
10.31	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (14)
10.32	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (14)
10.33	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (14)
10.34	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (14)
10.35	Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009. (15)
10.36	Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (15)
10.37	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo. (15)
10.38	General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009 .(15)
10.39	Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (15)
10.40	Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (15)
10.41	Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (16)
10.42	Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (16)
10.43	First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo. (17)
10.44	Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009. (18)
10.45	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (20)
10.46	Form of Subscription Agreement. (18)
10.47	Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009. (19)
10.48	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (21)
10.49	First Amendment to Amended and Restated Loan Agreement with Keltic Financial Partners, L.P., dated July 25, 2007. (27)
10.50	Waiver and Sixth Amendment to Amended and Restated Loan Agreement between Hudson Technologies, Company and Keltic Financial II, LP, dated April 28, 2010. (22)
10.51	Second Amendment to Note of the Company in the amount of $1,000,000 dated June 30, 2010 issued in favor of Richard Parrillo. (23)
10.52	Placement Agency Agreement between Canaccord Genuity, Inc., and Hudson Technologies, Inc., dated July 1, 2010. (24)
10.53	Form of Warrant issued in July 2010 Offering. (25)
10.54	Form of Subscription Agreement relating to July 2010 Offering. (26)
10.55	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (27)
10.56	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (27)
10.57	Form of Agreement and Consent, to amend warrants issued in connection with the July 2010 offering, dated March 7, 2011. (27)
10.58	Seventh Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners II, LP, dated April 19, 2011. (28)

14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Registrant. (30)
23.1	Consent of BDO USA, LLP. (30)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(30)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 14, 2004.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Schedule TO filed June 29, 2007.
(12)	Incorporated by reference to comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated April 17, 2008, filed April 22, 2008.
(13)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2009.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated July 31, 2009, filed August 3, 2009.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated August 12, 2009, filed August 18, 2009.
(20)	Filed as an exhibit to the Original Filing.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated April 19, 2011 and filed April 22, 2011.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(30)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm		33
Audited Consolidated Financial Statements:
•	Consolidated Balance Sheets	34
•	Consolidated Statements of Operations	35
•	Consolidated Statements of Stockholders' Equity	36
•	Consolidated Statements of Cash Flows	37
•	Notes to the Consolidated Financial Statements	38

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, New York

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

Valhalla, New York

March 5, 2012

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,958	$3,926
Trade accounts receivable - net	2,453	1,767
Inventories	17,734	18,211
Prepaid expenses and other current assets	611	376
Total current assets	24,756	24,280

Property, plant and equipment, less accumulated depreciation and amortization	3,441	3,008
Other assets	79	66
Deferred tax asset	3,086	3,669
Intangible assets, less accumulated amortization	89	73
Total Assets	$31,451	$31,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,227	$6,350
Accrued payroll	703	693
Short-term debt and current maturities of long-term debt	6,361	5,012
Total current liabilities	12,291	12,055
Long-term debt, less current maturities	121	1,018
Total Liabilities	12,412	13,073

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; issued and outstanding 23,783,106 and 23,780,606	238	238
Additional paid-in capital	42,869	42,887
Accumulated deficit	(24,068)	(25,102)
Total Stockholders' Equity	19,039	18,023

Total Liabilities and Stockholders' Equity	$31,451	$31,096

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2011	2010

Revenues	$44,322	$37,273
Cost of sales	35,637	29,241
Gross Profit	8,685	8,032

Operating expenses:
Selling and marketing	2,153	2,193
General and administrative, includes $69 and $182 for share-based payment arrangements	4,004	3,687
Total operating expenses	6,157	5,880

Operating income	2,528	2,152

Other income (expense):
Interest expense	(881)	(1,102)
Other income	21	14
Total other income (expense)	(860)	(1,088)

Income before income taxes	1,668	1,064

Income tax expense	634	363

Net income	$1,034	$701

Net income per common share - basic	$0.04	$0.03
Net income per common share - diluted	$0.04	$0.03
Weighted average number of shares outstanding - basic	23,780,814	22,373,773
Weighted average number of shares outstanding - diluted	24,803,047	23,723,650

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2009	20,941,706	$209	$37,609	$(25,803)	$12,015

Sale of common stock and warrants	2,737,500	28	5,006	0	5,034

Issuance of common stock upon exercise of stock options	101,400	1	90	0	91

Value of share-based arrangements	0	0	182	0	182

Net income	0	0	0	701	701

Balance at December 31, 2010	23,780,606	238	42,887	(25,102)	18,023

Repurchase of warrants	0	0	(90)	0	(90)

Issuance of common stock upon exercise of stock options	2,500	0	3	0	3

Value of share-based arrangements	0	0	69	0	69

Net income	0	0	0	1,034	1,034

Balance at December 31, 2011	23,783,106	$238	$42,869	($24,068)	$19,039

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,034	$701
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	497	540
Allowance for doubtful accounts	26	88
Amortization of deferred finance cost	6	25
Value of share-based payment arrangements	69	182
Deferred tax benefit	583	451
Compensation expense for stock purchases	0	13
Changes in assets and liabilities:
Trade accounts receivable	(712)	(261)
Inventories	477	(1,801)
Prepaid expenses and other current assets	(235)	426
Other assets	(19)	13
Accounts payable and accrued expenses	(1,113)	2,751
Cash provided by operating activities	613	3,128

Cash flows from investing activities:
Additions to patents	(43)	(23)
Additions to property, plant, and equipment	(903)	(595)
Cash used by investing activities	(946)	(618)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	3	5,125
Repurchase of warrants	(90)	0
Proceeds (repayment) of short-term debt - net	1,470	(2,909)
Proceeds from long-term debt	0	100
Repayment of long-term debt	(1,018)	(1,199)
Cash provided by financing activities	365	1,117

Increase in cash and cash equivalents	32	3,627
Cash and cash equivalents at beginning of period	3,926	299
Cash and cash equivalents at end of period	$3,958	$3,926

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$862	$915
Cash paid for income taxes	$59	$29

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry®, and Performance Optimization are predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, reference to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with ASC855-10 “Subsequent Events, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2011 and 2010, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2011 and 2010.

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

For the years ended December 31, 2011 and 2010, no one customer accounted for 10% or more of the Company’s revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Years Ended December 31, (in thousands)	2011	2010
Refrigerant and reclamation sales	$40,346	$33,163
RefrigerantSide® Services	3,976	4,110
Total	$44,322	$37,273

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of December 31, 2011 and December 31, 2010, the net deferred tax asset was $3,086,000 and $3,669,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2011, the various states’ statutes of limitations remain open for tax years subsequent to 2004. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company adopted certain provisions of ASC 740, Income Taxes, which establish a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company had no uncertain tax positions. The adoption of this guidance did not result in any reserves for uncertain tax provisions. As of December 31, 2011 and 2010, the Company had no unrecognized tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years Ended
	December 31,
	2011	2010

Net Income	$1,034	$701

Weighted average number of shares – basic	23,780,814	22,373,773
Shares underlying warrants	10,966	26,365
Shares underlying options	1,011,267	1,323,512
Weighted average number of shares outstanding – diluted	24,803,047	23,723,650

During the years ended December 31, 2011 and 2010, certain options and warrants aggregating 1,995,000 and 2,194,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its NOLs and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allocations for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitation on the use, production and importation of virgin HCFC refrigerants. As a result of litigation the federal regulations implementing the January 2010 phase down schedule have been vacated. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In January 2012, the Environmental Protection Agency (EPA), published a proposed rule, which would further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions set forth in the proposed rule range from 11 to 47 percent as compared to the prior rule, for calendar years 2012, 2013, and 2014. The proposed rule is not final and in the interim the EPA has provided allocation holders with no action assurance letters, which allow allocation holders to import or produce up to an amount that equals 55% of the amount each allocation holder could import or produce in 2011.

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact upon adoption of ASU 2010-06 on January 1, 2010 to our financial position or results of operations. There was no impact to our financial position or results of operations for the additional disclosure requirements in 2011.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurements and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within the U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

Note 2 - Other income

For the years ended December 31, 2011 and 2010, other income consisted of interest income of $21,000 and $14,000, respectively.

Note 3 - Income taxes

During the year ended December 31, 2011, the Company recognized $634,000 in federal and state income tax expense. During the year ended December 31, 2010, the Company recognized $363,000 in federal and state income tax expense. In future periods, the Company may be subject to federal or state income tax expense due to limitations of the usage of the Company’s NOL’s.

The following summarizes the provision for income taxes:

Year Ended December 31,	2011	2010
(in thousands)
Current:
Federal	$0	$0
State and local	51	29
	51	29
Deferred:
Federal	522	299
State and local	61	35
	583	334
Provision for income taxes	$634	$363

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2011	2010
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- Under accrual of prior period taxes	0	(7%)
Total	38%	31%

As of December 31, 2011, the Company had NOL's of approximately $19,000,000 expiring 2018 through 2029. Approximately $19,000,000 of the Company’s NOL’s is subject to an annual limitations ranging from $1,300,000 to $2,500,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2011	2010
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$133	$133
- Reserves for doubtful accounts	66	79
- Accrued payroll	166	198
- Inventory reserve	137	41
- NOL	7,014	7,648
Subtotal	7,516	8,099
- Valuation allowance	(4,430)	(4,430)
Total	$3,086	$3,669

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize. The Company believes that given the extended time period that it may recognize its deferred tax assets, it is more likely than not it will realize the benefit of these assets prior to their expiration. The Company continues to reserve deferred tax assets relating to the utilization of NOL’s for periods that it cannot reasonably predict operating results.

Note 4 - Trade accounts receivable - net

At December 31, 2011 and 2010, trade accounts receivable are net of reserves for doubtful accounts of $200,000 and $220,000, respectively.

Note 5- Inventories

Inventories consist of the following:

December 31,	2011	2010
(in thousands)
Refrigerant and cylinders	$5,597	$4,781
Packaged refrigerants	12,137	13,430
Total	$17,734	$18,211

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2011	2010	Estimated Lives
(in thousands)
Property, plant, and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	770	754	39 years
- Equipment	7,312	7,072	3-7 years
- Equipment under capital lease	231	105	5-7 years
- Vehicles	1,056	1,050	5 years
- Lab equipment and computers	903	792	3-5 years
- Furniture & fixtures	233	152	7-8 years
- Leasehold improvements	40	68	3 years
- Equipment under construction	609	349
Subtotal	12,519	11,707
Accumulated depreciation & amortization	9,078	8,699
Total	$3,441	$3,008

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2011	2010
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$2,843	$1,373
- Long-term debt: current	3,518	3,639
Subtotal	6,361	5,012
Long-term debt:
- Bank credit line	2,500	3,500
- Building and land mortgage	903	972
- Vehicle and equipment loans	114	113
- Capital lease obligations	122	72
- Less: current maturities	(3,518)	(3,639)
Subtotal	121	1,018
Total short-term & long-term debt	$6,482	$6,030

Bank Credit Line

On April 17, 2008, Hudson amended its credit facility with Keltic Financial Partners, LLP (“Keltic”) and secured participation from Bridge Healthcare Financial, LLC (“Bridge”) to provide for borrowings up to $15,000,000 (the “Facility”). On September 23, 2009, Keltic advised the Company that it has assumed all of Bridge’s rights under the Facility. The Facility consists of a revolving line of credit and two term loans, which expires on June 26, 2012. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At December 31, 2011, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the agreement restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of December 31, 2011, Hudson had in the aggregate $2,843,000 of borrowings outstanding and $7,052,000 available for borrowing under the revolving line of credit. In addition, as of December 31, 2011, the Company had $2,500,000 of borrowings outstanding under the A and B term loans and all such amounts are included as current debt due to the Facility’s expiration date in June 2012. The Company is seeking to renew and possibly increase its existing Facility but there can be no assurance that the Company will be successful.

In connection with the April 2008 amendment to the Facility, the Company issued 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The fair value of the warrants was $74,000 and is being amortized over the life of the Facility. As of December 31, 2011 the warrants are fully amortized.

Building Mortgage

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a loan in the amount of $945,000, with payments based upon a 15 year amortization and with a balloon payment of $636,000 due on June 1, 2012. The note bears interest at 7% for the first five years and then adjusts annually based on prime plus 2%. As of December 31, 2011 and 2010, the Company has approximately $650,000 and $705,000, respectively, outstanding under the loan.

Land Mortgage

In April 2008, the Company purchased five acres of vacant land adjacent to its Champaign, Illinois facility for $300,000. The Company financed the purchase with a loan in the amount of $300,000 with payments based upon a 15 year amortization and with a balloon payment of $248,000 due on June 1, 2012. The note bears an interest rate at 6.7% and as of December 31, 2011, $253,000 is outstanding.

Vehicle and Equipment Loans

The Company had entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through October 2016 and bear interest from 4.9% to 8.7%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
-2012	$3,518
-2013	61
-2014	38
-2015	13
-2016	9
Total	$3,639

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $171,000 at December 31, 2011 under leases, which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows

Years ended December 31,	Amount
(in thousands)
-2012	$94
-2013	31
-2014	5
130
Less Interest expense	(8)
Total	$122

Note 8 - Stockholders' equity

On September 5, 2008, the Company’s shelf registration statement on Form S-3 (the “Shelf Registration”) was declared effective by the SEC.

On July 31, 2009, Hudson entered into a Placement Agent Agreement with Roth Capital Partners, (“Roth”), engaging Roth to act as placement agent for a registered direct offering under the Shelf Registration to sell, on a best efforts basis, 3,870,000 shares of the Company’s common stock at a sale price of $1.15 per share (the “2009 Offering”).

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

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the “2010 Offering”) pursuant to the Shelf Registration. The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period, which commenced on January 7, 2011. The net proceeds pursuant to the 2010 Offering were approximately $4,900,000. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid in capital.

Effective as of March 4, 2011, the Company re-purchased warrants to purchase 150,000 shares of the Company’s common stock, at a price of $0.60 per share, which warrants were issued in connection with the 2010 Offering.

On March 7, 2011, the remaining 1,218,750 warrants issued in connection with the 2010 Offering were amended on consent of the holders of more than two-thirds of the remaining warrants, to among other things, extend the expiration date of the warrants to July 7, 2016.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 1, 2013.

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$25,000	Month to Month
Baton Rouge, Louisiana	$27,000	Month to Month
Champaign, Illinois	$223,000	12/2014
Charlotte, North Carolina	$61,000	1/2013
Stony Point, New York	$106,000	6/2016
Pearl River, New York	$110,000	3/2013
Pottsboro, Texas	$18,000	8/2014
Hampstead, New Hampshire	$22,000	8/2012

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2011 and 2010 totaled approximately $601,000 and $643,000, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2012	$629
-2013	384
-2014	354
-2015	117
-2016	58
Total	$1,542

Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the “1999 Release”), at its former leased facility in Hillburn, NY (the “Hillburn Facility”), which the Company vacated in June 2006. A failed hose connection to one of the Company's outdoor storage tanks allowed liquid R-11 refrigerant (“R-11”) to discharge from the tank into the concrete secondary containment area in which the subject tank was located.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation (“DEC”), the Company constructed and put into operation a remediation system to remove R-11 levels in the groundwater under and around the Hillburn Facility.

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent and, as of December 31, 2011, the Company has accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order on Consent through December 31, 2013. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations.

In May 2000, the Hillburn Facility, as a result of the 1999 Release, was nominated by the United States Environmental Protection Agency (“EPA”) for listing on the National Priorities List (“NPL”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it has no current plans to finalize the process for listing of the Hillburn Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the years ended December 31, 2011 and 2010, the Company incurred $86,000 and $72,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreements

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which currently expires in October 2012 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $235,000 with such increases and bonuses as the Company’s Board of Directors may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 10 - Share-Based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the years ended December 31, 2011 and 2010, the share-based compensation expense of $69,000 and $182,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of December 31, 2011, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of December 31, 2011 there were 2,659,000 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

For the years ended December 31, 2011 and 2010, the Company granted 75,000 and 155,000 options, respectively. At December 31, 2011, there was $3,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan (“2004 Plan”) pursuant to which 2,500,000 shares of common stock were reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2004 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

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

Effective August 27, 2008, the Company adopted its 2008 Stock Incentive Plan (“2008 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2008 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on August 27, 2018.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years Ended December 31,	2011	2010
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	1.0%	0.8% to 2.5%
Expected volatility	63%	56% to 85%
Expected lives	5 years	3 to 5 years

A summary of the status of the Company's Plans as of December 31, 2011 and 2010 and changes for the periods ending on those dates is presented below:

		Weighted
		Average
Stock Option Plan Totals	Shares	Exercise Price
Outstanding at December 31, 2009	3,394,343	$1.20
• Exercised	(101,400)	$0.90
• Forfeited	(36,000)	$2.02
• Granted	155,000	$1.89
Outstanding at December 31, 2010	3,411,943	$1.23
• Cancelled	(49,000)	$2.04
• Exercised	(2,500)	$1.12
• Granted	75,000	$1.31
Outstanding at December 31, 2011	3,435,443	$1.22

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2011 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,435,443	5.8 years	$1.22
Options vested	3,427,943	5.8 years	$1.22

The following is the intrinsic value at December 31, 2011 of:

Options outstanding	$1,066,541
Options vested in 2011	18,600
Options exercised in 2011	700

The intrinsic value of options exercised during the year ended December 31, 2010 was $139,000.

The following is the weighted average fair value for the twelve month period ended December 31, 2011 of:

Options granted	$1.31
Options vested	$1.27

Note 11- Investment In Unconsolidated Subsidiary

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture has created a new entity know as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE and BB own the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout Europe, the Middle East and North Africa. As of December 31, 2011 the joint venture has not begun operations. In 2012, the Company’s share of the joint venture will be recorded under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 5, 2012
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 5 2012
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 5, 2012
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 5, 2012
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 5, 2012
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 5, 2012
Otto C. Morch

Index to Exhibits

Exhibit
Number	Description

Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (29)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) (*)
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	Form of Common stock Purchase Warrants to be issued to Holders of 10% Subordinated Convertible Note dated December 20, 2002. (6)
10.5	2004 Stock Incentive Plan. (10)*
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.8	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.9	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.11	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (14)*
10.12	Agreement with Brian F. Coleman, as amended. (14)*
10.13	Agreement with James R. Buscemi, as amended. (14)*
10.14	Agreement with Charles F. Harkins, as amended. (14)*
10.15	Agreement with Stephen P. Mandracchia, as amended. (14)*
10.16	Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (27)
10.17	Mortgage and Security Agreement between Hudson Technologies Company and Keltic Financial Partners, L.P., dated June 26, 2007. (11)
10.18	Amended and Restated Revolving Note, dated June 26, 2007. (11)
10.19	Amended and Restated Term Note A, dated June 26, 2007 in the amount of $2,500,000. (11)
10.20	Term Note B, dated June 26, 2007, in the amount of $4,500,000. (11)
10.21	Second Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners, L.P and Bridge Healthcare Finance, LLC, dated April 17, 2008. (12)
10.22	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $10,000,000. (12)
10.23	Second Amended, Restated and Bifurcated Revolving Note, dated April 17, 2008, in the amount of $5,000,000. (12)
10.24	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $1,666,667. (12)
10.25	Second Amended, Restated and Bifurcated Term Note A, dated April 17, 2008 in the amount of $833,333. (12)
10.26	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $3,000,000. (12)
10.27	Amended, Restated and Bifurcated Term Note B, dated April 17, 2008, in the amount of $1,500,000. (12)
10.28	Warrant to Purchase Common Stock, dated April 17, 2008, for 66,667 shares of Common Stock issued to Keltic Financial Partners, L.P. (12)
10.29	Warrant to Purchase Common Stock, dated April 17, 2008, for 33,333 shares of Common Stock issued to Bridge Healthcare Finance, LLC. (12)
10.30	2008 Stock Incentive Plan. (13)

10.31	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (14)
10.32	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (14)
10.33	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (14)
10.34	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (14)
10.35	Third Amendment to Amended and Restarted Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated March 20, 2009. (15)
10.36	Note Purchase Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009. (15)
10.37	10% Secured Subordinated Promissory Note of the Company in the amount of $1,000,000, dated March 26, 2009 issued in favor of Richard Parrillo. (15)
10.38	General Security Agreement between Hudson Technologies Company and Richard Parrillo, dated March 19, 2009 and executed March 20, 2009 .(15)
10.39	Subordination and Intercreditor Agreement among Richard Parrillo, Keltic Financial Partners, L.P., Bridge Healthcare Finance, LLC and Hudson Technologies Company, dated March 26, 2009. (15)
10.40	Note Purchase Agreement between Hudson Technologies Company and Catherine Zugibe, dated March 26, 2009. (15)
10.41	Fourth Amendment to Amended and Restated Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (16)
10.42	Waiver to Loan Agreement among Hudson Technologies Company, Keltic Financial Partners, L.P. and Bridge Healthcare Finance, LLC, dated July 15, 2009. (16)
10.43	First Amendment to Note of the Company in the amount of $1,000,000 dated September 30, 2009 issued in favor of Richard Parrillo. (17)
10.44	Placement Agent Agreement between Roth Capital Partners, LLC and Hudson Technologies, Inc., dated July 31, 2009. (18)
10.45	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (20)
10.46	Form of Subscription Agreement. (18)
10.47	Fifth Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company, Keltic Financial Partners II, LP and Bridge Healthcare Finance LLC, dated August 12, 2009. (19)
10.48	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (21)
10.49	First Amendment to Amended and Restated Loan Agreement with Keltic Financial Partners, L.P., dated July 25, 2007. (27)
10.50	Waiver and Sixth Amendment to Amended and Restated Loan Agreement between Hudson Technologies, Company and Keltic Financial II, LP, dated April 28, 2010. (22)
10.51	Second Amendment to Note of the Company in the amount of $1,000,000 dated June 30, 2010 issued in favor of Richard Parrillo. (23)
10.52	Placement Agency Agreement between Canaccord Genuity, Inc., and Hudson Technologies, Inc., dated July 1, 2010. (24)
10.53	Form of Warrant issued in July 2010 Offering. (25)
10.54	Form of Subscription Agreement relating to July 2010 Offering. (26)
10.55	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (27)
10.56	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (27)
10.57	Form of Agreement and Consent, to amend warrants issued in connection with the July 2010 offering, dated March 7, 2011. (27)
10.58	Seventh Amendment to Amended and Restated Loan Agreement between Hudson Technologies Company and Keltic Financial Partners II, LP, dated April 19, 2011. (28)

14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Registrant. (30)
23.1	Consent of BDO USA, LLP. (30)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)

101	Interactive data file pursuant to Rule 405 of Regulation S-T.(30)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 14, 2004.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Schedule TO filed June 29, 2007.
(12)	Incorporated by reference to comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated April 17, 2008, filed April 22, 2008.
(13)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2009.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated July 31, 2009, filed August 3, 2009.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated August 12, 2009, filed August 18, 2009.
(20)	Filed as an exhibit to the Original Filing.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated April 19, 2011 and filed April 22, 2011.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(30)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

