Form 10-Q
period 2012-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2012-05-01
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	23,790,455 shares
Class	Outstanding at April 29, 2012

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148	$3,958
Trade accounts receivable - net of allowance for doubtful accounts of $201 and $200	8,884	2,453
Inventories	16,624	17,734
Prepaid expenses and other current assets	566	611
Deferred tax assets-current	1,046	0
Total current assets	27,268	24,756

Property, plant and equipment, less accumulated depreciation and amortization	3,482	3,441
Other assets	116	79
Deferred tax assets	502	3,086
Intangible assets, less accumulated amortization	91	89
Total Assets	$31,459	$31,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,524	$5,227
Accrued payroll	411	703
Short-term debt and current maturities of long-term debt	4,830	6,361
Total current liabilities	9,765	12,291
Long-term debt, less current maturities	145	121
Total Liabilities	9,910	12,412

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000 ; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; 23,790,455 and 23,783,106 issued and outstanding	238	238
Additional paid-in capital	42,870	42,869
Accumulated deficit	(21,559)	(24,068)
Total Stockholders' Equity	21,549	19,039

Total Liabilities and Stockholders' Equity	$31,459	$31,451

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2012	2011

Revenues	$14,854	$13,818
Cost of sales	8,886	10,116
Gross Profit	5,968	3,702

Operating expenses:
Selling and marketing	681	642
General and administrative	1,069	1,070
Total operating expenses	1,750	1,712

Operating income	4,218	1,990

Other income (expense):
Interest expense	(171)	(243)
Interest income	0	8
Total other income (expense)	(171)	(235)

Income before income taxes	4,047	1,755

Income tax expense	1,538	667

Net income	$2,509	$1,088

Net income per common share – Basic	$0.11	$0.05
Net income per common share - Diluted	$0.10	$0.04
Weighted average number of shares outstanding – Basic	23,785,556	23,780,606
Weighted average number of shares outstanding - Diluted	25,848,956	25,168,947

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Decrease in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,509	$1,088
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	127	127
Allowance for doubtful accounts	1	30
Value of share-based payment arrangements	0	5
Amortization of deferred finance costs	0	6
Deferred tax benefit	1,538	667
Changes in assets and liabilities:
Trade accounts receivable	(6,431)	(6,548)
Inventories	1,110	(301)
Prepaid and other assets	11	(161)
Accounts payable and accrued expenses	(995)	(430)
Cash used by operating activities	(2,130)	(5,517)

Cash flows from investing activities:
Additions to patents	(10)	(10)
Additions to property, plant, and equipment	(160)	(75)
Investment in joint venture	(3)	0
Cash used by investing activities	(173)	(85)

Cash flows from financing activities:
Purchase of common stock equivalents	0	(90)
(Repayment) proceeds from short-term debt – net	(1,271)	5,678
Proceeds from issuance of long-term debt	65	0
Repayment of long-term debt	(301)	(178)
Cash (used) provided by financing activities	(1,507)	5,410

Decrease in cash and cash equivalents	(3,810)	(192)
Cash and cash equivalents at beginning of period	3,958	3,926
Cash and cash equivalents at end of period	$148	$3,734

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$171	$230

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry®, and Performance Optimization are predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with ASC855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2011. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2012 and December 31, 2011, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2012 and December 31, 2011.

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

For the three months ended March 31, 2012, one customer accounted for 14% of the Company’s revenues. For the three months ended March 31, 2011, no one customer accounted for 10% or more of the Company’s revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31, (in thousands, unaudited)	2012	2011
Refrigerant and reclamation sales	$13,662	$12,763
RefrigerantSide® Services	1,192	1,055
Total	$14,854	$13,818

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of March 31, 2012 and December 31, 2011, the net deferred tax asset was $1,548,000 and $3,086,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2012, the various states’ statutes of limitations remain open for tax years subsequent to 2004. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2012 and December 31, 2011 the Company had no uncertain tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended March 31,
	2012	2011

Net Income	$2,509	$1,088

Weighted average number of shares – basic	23,785,556	23,780,606
Shares underlying warrants	139,938	28,604
Shares underlying options	1,923,462	1,359,737
Weighted average number of shares outstanding – diluted	25,848,956	25,168,947

During the three month period ended March 31, 2012 and 2011, certain options and warrants aggregating none and 1,324,375 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants. As a result of litigation the federal regulations implementing the January 2010 phase down schedule have been vacated. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In January 2012, the Environmental Protection Agency (“EPA”) published a proposed rule, which would further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions set forth in the proposed rule range from 11 to 47 percent from the levels established in the prior rule, for calendar years 2012, 2013, and 2014. The proposed rule is not final and in the interim the EPA has provided allowance holders with no action assurance letters, which permits allowance holders to import or produce up to an amount that equals 55% of the amount each allowance holder could import or produce in 2011.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2012 and 2011, the share-based compensation expense of none and $5,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of March 31, 2012, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of March 31, 2012 there were 2,659,000 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the three months ended March 31, 2012 and 2011, the Company granted no options. As of March 31, 2012, there was no unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Three Month Period Ended March 31,	2012	2011
Assumptions
Dividend Yield	-	0%
Risk free interest rate	-	2.5%
Expected volatility	-	56%
Expected lives	-	2 to 5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,411,943	$1.23
• Cancelled	(49,000)	$2.04
• Exercised	(2,500)	$1.12
• Granted	75,000	$1.31
Outstanding at December 31, 2011 and March 31, 2012	3,435,443	$1.22

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2012 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,435,443	5.8 years	$1.22
Options vested	3,427,943	5.8 years	$1.22

The following is the intrinsic value at March 31, 2012 of:

Options outstanding	$4,542,118
Options vested in 2012	0
Options exercised in 2012	0

The intrinsic value of options exercised during the year ended December 31, 2011 was $700.

Note 3 - Debt

On June 26, 2007, a subsidiary of Hudson entered into a credit facility (the “Facility”) with Keltic Financial Partners, LP (“Keltic”), and on April 17, 2008 the Facility was amended to secure the participation of Bridge Healthcare Financial, LLC (“Bridge”) and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it has assumed all of Bridge’s rights under the Facility. The Facility consists of a revolving line of credit and two term loans, and expires on June 26, 2012. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2012, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the Facility restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2012, Hudson had in the aggregate $1,573,000 of borrowings outstanding and $8,677,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2012, the Company had $2,250,000 of borrowings outstanding under the A and B term loans and all such amounts are included as current debt due to the Facility’s expiration date in June 2012. The Company is seeking to renew and possibly increase its existing Facility but there can be no assurance that the Company will be successful.

In connection with the April 2008 amendment to the Facility, the Company issued 100,000 five-year common stock purchase warrants exercisable at $1.88 per share. The Company utilizes the Black-Scholes pricing model to compute the fair value of the 100,000 stock purchase warrants. The fair value of the warrants was $74,000 and has been fully amortized.

Note 4- Investment In Unconsolidated Subsidiary

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture has created a new entity known as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE and BB owns the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout Europe, the Middle East and North Africa. As of March 31, 2012 the joint venture has not begun operations. In 2012, the Company’s share of the joint venture will be recorded under the equity method.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source CFC and non-CFC based refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Under the Act the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and is scheduled to be phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030.

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

The Company focuses its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company offers its RefrigerantSide® Services to customers in the following industries: petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. The Company may incur additional expenses as it develops its RefrigerantSide® Services offering.

Results of Operations

Three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011

Revenues for the three month period ended March 31, 2012 were $14,854,000, an increase of $1,036,000 or 7% from the $13,818,000 reported during the comparable 2011 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $899,000 and an increase in RefrigerantSide® Services revenues of $137,000. The increase in refrigerant revenues is primarily related to an increase in the average selling price per pound of certain refrigerant sold offset in part by a decrease in the number of pounds sold. The increase in RefrigerantSide® Services was primarily related to an increase in the average price of the jobs completed when compared to the same period of 2011.

Cost of sales for the three month period ended March 31, 2012 was $8,886,000, a decrease of $1,230,000 or 12% from the $10,116,000 reported during the comparable 2011 period. The decrease in cost of sales was primarily due to the decrease in the number of pounds of refrigerant sold in the 2012 period. As a percentage of sales, cost of sales was 60% of revenues for 2012, a decrease from the 73% reported for the comparable 2011 period, primarily due to a higher average selling price per pound for certain refrigerants in 2012 as compared to the comparable 2011 period.

Operating expenses for the three month period ended March 31, 2012 were $1,750,000 an increase of $38,000 or 2% from the $1,712,000 reported during the comparable 2011 period. The increase in operating expenses was primarily related to an increase in selling expenses.

Other income (expense) for the three month period ended March 31, 2012 was ($171,000), compared to the ($235,000) reported during the comparable 2011 period. Other income (expense) includes interest expense of $171,000 and $243,000 for the comparable 2012 and 2011 periods, respectively. The decrease in interest expense is due to a reduction in average outstanding borrowings in 2012 when compared to 2011.

Income tax expense for the three month period ended March 31, 2012 and 2011 was $1,538,000 and $667,000, respectively. For 2012, the income tax provision of $1,538,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the three month period ended March 31, 2012 was $2,509,000, an increase of $1,421,000 from the $1,088,000 net income reported during the comparable 2011 period, primarily due to increased revenues and gross profit, partially offset by increased operating expenses.

Liquidity and Capital Resources

At March 31, 2012, the Company had working capital, which represents current assets less current liabilities of $17,503,000, an increase of $5,038,000 from the working capital of $12,465,000 at December 31, 2011. The increase in working capital is primarily attributable to net income for the period and the reclassification of $1,046,000 from deferred tax assets, non-current to current, and the utilization of $1,538,000 of the deferred tax asset.

Inventory and trade receivables are principal components of current assets. At March 31, 2012, the Company had inventories of $16,624,000, a decrease of $1,110,000 from $17,734,000 at December 31, 2011. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants, which are no longer being manufactured, or non-CFC based refrigerants. At March 31, 2012, the Company had trade receivables, net of allowance for doubtful accounts of $8,884,000, an increase of $6,431,000 from $2,453,000 at December 31, 2011. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the three month period ended March 31, 2012, was $2,130,000 compared with net cash used by operating activities of $5,517,000 for the comparable 2011 period. Net cash used by operating activities for the 2012 period was primarily attributable to net income after adjustments for non-cash expenses, and a decrease in inventory, offset by an increase in accounts receivable and a decrease in accounts payable.

Net cash used by investing activities for the three month period ended March 31, 2012, was $173,000 compared with net cash used by investing activities of $85,000 for the comparable 2011 period. The net cash used by investing activities for the 2012 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility, as well as equipment for its investment in HTE.

Net cash used by financing activities for the three month period ended March 31, 2012, was $1,507,000 compared with net cash provided by financing activities of $5,410,000 for the comparable 2011 period. The net cash used by financing activities for the 2012 period was primarily due to repayment of short term debt.

At March 31, 2012, the Company had cash and cash equivalents of $148,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2012 will be approximately $650,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2012 (in 000’s):

	Twelve Month Period Ended March 31,
	2013	2014	2015	2016	Total
Long and short term debt and capital lease obligations:
Principal	$4,830	$59	$45	$41	$4,975
Estimated interest (1) (2)	195	5	3	1	204
Operating leases	614	353	294	145	1,406

Total contractual cash obligations	$5,639	$417	$342	$187	$6,585

____________

(1)   The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of March 31, 2012 through the expiration of the Company’s credit facility on June 26, 2012.

(2)   The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 26, 2007, a subsidiary of Hudson entered into the Facility with Keltic, and on April 17, 2008 the Facility was amended to secure the participation of Bridge and to provide for borrowings of up to $15,000,000. On September 23, 2009, Keltic advised the Company that it had assumed all of Bridge’s rights under the Facility. On April 19, 2011 the Company amended the Facility with Keltic extending the Facility to June 26, 2012. The Facility consists of a revolving line of credit and two term loans, and expires on June 26, 2012. Advances under the revolving line of credit are limited to (i) 85% of eligible trade accounts receivable and (ii) 55% of eligible inventory. Advances available to Hudson under the A and B term loans may not exceed $2,500,000 and $4,500,000, respectively. At March 31, 2012, the Facility bore interest at 6.5%. Substantially all of Hudson's assets are pledged as collateral for its obligations under the Facility. In addition, among other things, the Facility restricts Hudson's ability to declare or pay any cash dividends on its capital stock. As of March 31, 2012, Hudson had $1,573,000 of borrowings outstanding and $8,677,000 available for borrowing under the revolving line of credit. In addition, as of March 31, 2012, Hudson had $2,250,000 of borrowings outstanding under the A and B term loans.

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

On April 28, 2010, the Facility was amended, which amendment, among other things, reset the Adjusted EBITDA covenant, which is set at $1,781,000 through the term of the Facility.

As of March 31, 2012, the Company was in compliance with all covenants in the Facility. The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the Facility.

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit pursuant to the Company’s shelf registration and received net proceeds of approximately $4,900,000 (“2010 Offering”). The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and were initially exercisable for a five-year period. Effective as of March 4, 2011, the Company repurchased warrants to purchase 150,000 shares of the Company’s common stock, at a price of $0.60 per warrant. In March 2011 the expiration date of the remaining warrants was extended to July 7, 2016. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid in capital. In March 2012 warrants to purchase 50,000 shares of the Company’s common stock were exercised on a “net exercise” basis and the Company issued 7,349 shares of common stock in exchange for the warrants surrendered. As a result of the repurchase, and the exercise of 50,000 warrants, there are 1,168,750 warrants outstanding.

In May 2005, the Company purchased its Champaign, Illinois facility for a total purchase price of $999,999. The Company financed the purchase with a loan in the amount of $945,000 with a balloon payment of $636,000 due on June 1, 2012. The note bears interest at 5.25%.

In April 2008, the Company purchased approximately five acres of vacant land adjacent to its Champaign, Illinois facility for $300,000. The Company financed the purchase with a loan in the amount of $300,000 with a balloon payment of $248,000 due on June 1, 2012. The note bears interest at the fixed rate of 6.7%.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the Facility. The Company’s Facility will expire in June 2012. Although the Company is seeking to renew and possibly increase the existing Facility, there can be no assurance that it will be successful. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future or, to the extent that the Company does not renew or replace the Facility when it expires, would adversely affect the Company's future capital needs. There can be no assurance that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations and a phase down on the use, production and importation of certain virgin HCFC refrigerants. As a result of certain litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated and in July 2011 the EPA recast production and consumption allowances for the 2011 year. In January 2012, the EPA published a proposed rule, which would further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions set forth in the proposed rule range from 11 to 47 percent from the levels established in the prior rule, for calendar years 2012, 2013, and 2014. The proposed rule is not final and in the interim the EPA has provided allowance holders with no action assurance letters, which permits allowance holders to import or produce up to an amount that equals 55% of the amount each allowance holder could import or produce in 2011. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants.

For the three months ended March 31, 2012, one customer accounted for 14% of the Company’s revenues. For the three months ended March 31, 2011, no one customer accounted for 10% or more of the Company’s revenues.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2011.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2012, the Company issued 7,349 shares of common stock upon the cashless exercise of outstanding warrants, based upon a fair market valuation of $3.048 per share on the exercise date (as calculated under the warrants), The Company did not receive any cash proceeds upon the exercise of the warrants. Issuance of the shares of common stock was exempt from registration pursuant to the provisions of Section 3(a) (9) of the Securities Act of 1933. There have been no other unregistered sales of securities during the period covered by this Quarterly Report on Form 10-Q.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 1, 2012
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 1, 2012
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

