Form 10-Q
period 2012-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2012-08-01
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	23,873,392 shares
Class	Outstanding at July 27, 2012

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,008	$3,958
Trade accounts receivable - net of allowance for doubtful accounts of $201 and $200	8,186	2,453
Inventories	33,137	17,734
Prepaid expenses and other current assets	3,786	611
Total current assets	49,117	24,756

Property, plant and equipment, less accumulated depreciation and amortization	3,727	3,441
Other assets	214	79
Deferred tax assets	0	3,086
Intangible assets, less accumulated amortization	92	89
Total Assets	$53,150	$31,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$14,483	$5,227
Accrued payroll	658	703
Income taxes payable	701	0
Short-term debt and current maturities of long-term debt	5,446	6,361
Total current liabilities	21,288	12,291
Long-term debt, less current maturities	5,064	121
Total Liabilities	26,352	12,412

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000
Series A Convertible Preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; 23,873,392 and 23,783,106 issued and outstanding	239	238
Additional paid-in capital	42,984	42,869
Accumulated deficit	(16,425)	(24,068)
Total Stockholders' Equity	26,798	19,039

Total Liabilities and Stockholders' Equity	$53,150	$31,451

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2012	2011	2012	2011

Revenues	$22,251	$14,712	$37,105	$28,530
Cost of sales	12,014	12,005	20,900	22,121
Gross Profit	10,237	2,707	16,205	6,409

Operating expenses:
Selling and marketing	673	455	1,354	1,098
General and administrative	1,095	723	2,164	1,792
Total operating expenses	1,768	1,178	3,518	2,890

Operating income	8,469	1,529	12,687	3,519

Other income (expense):
Interest expense	(187)	(274)	(358)	(517)
Interest income	1	4	1	12
Total other income (expense)	(186)	(270)	(357)	(505)

Income before income taxes	8,283	1,259	12,330	3,014

Income tax expense	3,148	478	4,686	1,145

Net income	$5,135	$781	$7,644	$1,869
________________

Net income per common share – Basic	$0.22	$0.03	$0.32	$0.08
Net income per common share - Diluted	$0.20	$0.03	$0.29	$0.07
Weighted average number of shares outstanding – Basic	23,841,996	23,780,606	23,813,776	23,780,606
Weighted average number of shares outstanding - Diluted	26,177,960	24,989,119	26,149,740	25,082,275

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$7,644	$1,869
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	264	254
Allowance for doubtful accounts	1	5
Value of share-based payment arrangements	0	9
Amortization of deferred finance costs	0	6
Deferred tax benefit	3,086	1,124
Changes in assets and liabilities:
Trade accounts receivable	(5,734)	(7,184)
Inventories	(15,403)	4,397
Prepaid and other assets	(3,307)	(131)
Accounts payable and accrued expenses	9,211	(3,899)
Income taxes payable	701	0
Cash used by operating activities	(3,537)	(3,550)

Cash flows from investing activities:
Additions to patents	(20)	(21)
Additions to property, plant, and equipment	(533)	(149)
Investment in joint venture	(3)	0
Cash used by investing activities	(556)	(170)

Cash flows from financing activities:
Purchase of common stock equivalents	0	(90)
Proceeds from issuance of common stock	116	0
Proceeds from short-term debt – net	1,711	3,287
Proceeds from issuance of long-term debt	4,387	0
Repayment of long-term debt	(2,071)	(482)
Cash provided by financing activities	4,143	2,715

Increase (decrease) in cash and cash equivalents	50	(1,005)
Cash and cash equivalents at beginning of period	3,958	3,926
Cash and cash equivalents at end of period	$4,008	$2,921

____________________________________________________________
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$358	$498
Cash paid for income taxes	$899	$29

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2011. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2012 and December 31, 2011, because of the relatively short maturity of these instruments. The carrying value of short-and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2012 and December 31, 2011.

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

For the six months ended June 30, 2012, three customers each accounted for 10% or more of the Company’s revenues and in the aggregate these three customers accounted for 40% of the Company’s revenues. For the six months ended June 30, 2011, no one customer accounted for 10% or more of the Company’s revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six Month Period Ended June 30,	2012	2011
(in thousands, unaudited)
Refrigerant and reclamation sales	$34,776	$26,499
RefrigerantSide® Services	2,329	2,031
Total	$37,105	$28,530

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of June 30, 2012 and December 31, 2011, the net deferred tax asset was none and $3,086,000, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. The Company’s NOLs are subject to annual limitations ranging from $1,300,000 to $1,900,000.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2012, the various states’ statutes of limitations remain open for tax years subsequent to 2004. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2012 and December 31, 2011 the Company had no uncertain tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011

Net Income	$5,135	$781	$7,644	$1,869

Weighted average number of shares – basic	23,841,996	23,780,606	23,813,776	23,780,606
Shares underlying warrants	277,867	16,746	277,867	22,455
Shares underlying options	2,058,097	1,191,767	2,058,097	1,279,214
Weighted average number of shares outstanding – diluted	26,177,960	24,989,119	26,149,740	25,082,275

During the three month period ended June 30, 2012 and 2011, certain options and warrants aggregating none and 1,471,875 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month period ended June 30, 2012 and 2011, certain options and warrants aggregating none and 1,324,375 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In January 2012, the Environmental Protection Agency (“EPA”) published a proposed rule, which would further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions set forth in the proposed rule range from 11 to 47 percent from the levels established in the prior rule, for calendar years 2012, 2013, and 2014. The proposed rule is not final and in the interim the EPA has provided allowance holders with no action assurance letters, which permits allowance holders to import or produce up to an amount that equals 55% of the amount each allowance holder could import or produce in 2011.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month period ended June 30, 2012 and 2011, the share-based compensation expense of none and $9,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations. For the three month period ended June 30, 2012 and 2011, the share based compensation expense of none and $4,000, respectively, is reflected in general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by a committee consisting of non-employee directors. As of June 30, 2012, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of June 30, 2012 there were 2,667,000 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the six months ended June 30, 2012 and 2011, the Company granted no options. As of June 30, 2012, there was no unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Six Month Period Ended June 30,	2012	2011
Assumptions
Dividend Yield	-	0%
Risk free interest rate	-	2.5%
Expected volatility	-	56%
Expected lives	-	2 to 5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,411,943	$1.23
• Cancelled	(49,000)	$2.04
• Exercised	(2,500)	$1.12
• Granted	75,000	$1.31
Outstanding at December 31, 2011	3,435,443	$1.22
• Exercised	(41,250)	$1.66
• Cancelled	(8,313)	$1.10
Outstanding at June 30, 2012	3,385,880	$1.21

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2012 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,385,880	4.8 years	$1.21
Options vested	3,385,880	4.8 years	$1.21

The following is the intrinsic value at June 30, 2012 of:

Options outstanding	$9,771,000
Options vested in 2012	0
Options exercised in 2012	$95,000

The intrinsic value of options exercised during the year ended December 31, 2011 was $700.

Note 3 - Debt

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The PNC Facility replaced the credit facility with Keltic Financial Partners, LP (the “Keltic Facility”) which was expiring in June 2012.

Under the terms of the PNC Facility, Hudson may borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility.

Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. On the closing date of the PNC Facility, Hudson borrowed $9,548,000 which was used by Hudson to repay all amounts outstanding under the Keltic Facility, and to pay fees and expenses relating to the PNC Facility of approximately $245,000 which will be amortized over the life of the loan. In connection with the PNC Facility, the Keltic Facility was terminated. At June 30, 2012, total borrowing under the PNC Facility were $9,127,000.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%.

Hudson granted to the Agent, for the benefit of PNC, and such other lenders as may thereafter become a party to the PNC Facility, a security interest in Hudson’s receivables, intellectual property, general intangibles, inventory and certain other assets.

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 22, 2015, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 4- Investment In Unconsolidated Subsidiary

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture has created a new entity known as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE and BB owns the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout Europe, the Middle East and North Africa. As of June 30, 2012 the joint venture has not begun operations. In 2012, the Company’s share of the joint venture net income or loss will be recorded under the equity method.

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

Results of Operations

Three month period ended June 30, 2012 as compared to the three month period ended June 30, 2011

Revenues for the three month period ended June 30, 2012 were $22,251,000, an increase of $7,539,000 or 51% from the $14,712,000 reported during the comparable 2011 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $7,379,000 and an increase in RefrigerantSide® Services revenues of $160,000. The increase in refrigerant revenues is primarily related to an increase in the selling price per pound of certain refrigerant sold offset in part by a decrease in the number of pounds sold. The increase in RefrigerantSide® Services was primarily related to an increase in the average price of the jobs completed when compared to the same period of 2011.

Cost of sales for the three month period ended June 30, 2012 was $12,014,000, an increase of $9,000 from the $12,005,000 reported during the comparable 2011 period. The increase in cost of sales was primarily due to an increase in the average cost per pound of refrigerant sold in the 2012 period. As a percentage of sales, cost of sales was 54% of revenues for 2012, a decrease from the 82% reported for the comparable 2011 period, primarily due to a higher selling price per pound for certain refrigerants in 2012 as compared to the comparable 2011 period.

Operating expenses for the three month period ended June 30, 2012 were $1,768,000 an increase of $590,000 or 50% from the $1,178,000 reported during the comparable 2011 period. The increase in operating expenses was primarily related to an increase in selling expenses, payroll costs, and professional fees.

Other income (expense) for the three month period ended June 30, 2012 was ($186,000), compared to the ($270,000) reported during the comparable 2011 period. Other income (expense) includes interest expense of $187,000 and $274,000 for the comparable 2012 and 2011 periods, respectively. The decrease in interest expense is due to a reduction in average outstanding borrowings in 2012 when compared to 2011.

Income tax expense for the three month period ended June 30, 2012 and 2011 was $3,148,000 and $478,000, respectively. For 2012, the income tax provision of $3,148,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the three month period ended June 30, 2012 was $5,135,000, an increase of $4,354,000 from the $781,000 net income reported during the comparable 2011 period, primarily due to increased revenues, partially offset by increased operating expenses, and income tax expenses.

Six month period ended June 30, 2012 as compared to the six month period ended June 30, 2011

Revenues for the six month period ended June 30, 2012 were $37,105,000, an increase of $8,575,000 or 30% from the $28,530,000 reported during the comparable 2011 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $8,277,000 and an increase in RefrigerantSide® Services revenues of $298,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerant sold offset in part by a decrease in the number of pounds sold. The increase in RefrigerantSide® Services was attributable to an increase in the price of jobs completed when compared to the same period in 2011, offset to a lesser extent by a decrease in the number of jobs completed compared to the same period in 2011.

Cost of sales for the six month period ended June 30, 2012 was $20,900,000, a decrease of $1,221,000 or 6% from the $22,121,000 reported during the comparable 2011 period. The decrease in cost of sales was primarily due to fewer pounds of refrigerant sold in 2012 when compared to the same period in 2011. As a percentage of sales, cost of sales was 56% of revenues for 2012, a decrease from the 78% reported for the comparable 2011 period, primarily due to a higher selling price per pound for certain refrigerants in 2012 as compared to the comparable 2011 period.

Operating expenses for the six month period ended June 30, 2012 were $3,518,000, an increase of $628,000 or 22% from the $2,890,000 reported during the comparable 2011 period. The increase in operating expenses was primarily related to selling expense, professional fees and payroll expenses.

Other income (expense) for the six month period ended June 30, 2012 was ($357,000), compared to the ($505,000) reported during the comparable 2011 period. Other income (expense) includes interest expense of $358,000 and $517,000 for the comparable 2012 and 2011 periods, respectively. The decrease in interest expense is due to a reduction in outstanding borrowings in 2012 when compared to 2011.

Income tax provision for the six month period ended June 30, 2012 and 2011 was $4,686,000 and $1,145,000, respectively. For 2012 the income tax provision of $4,686,000 was for federal and state income tax at statutory rates. The tax benefits associated with the Company’s NOLs are recognized to the extent that the Company is expected to recognize taxable income in future periods. The Company’s NOLs are subject to annual limitations and the Company expects to incur certain state and/or federal alternative minimum taxes for the foreseeable future.

Net income for the six month period ended June 30, 2012 was $7,644,000 an increase of $5,775,000 from the $1,869,000 net income reported during the comparable 2011 period, primarily due to increased revenues and gross profit, partially offset by increased operating expenses and income tax expenses.

Liquidity and Capital Resources

At June 30, 2012, the Company had working capital, which represents current assets less current liabilities of $27,829,000, an increase of $15,364,000 from the working capital of $12,465,000 at December 31, 2011. The increase in working capital is primarily attributable to net income for the period and the replacement of the Keltic Facility with the PNC Facility, as well as the refinancing of the mortgage on the Champaign, Illinois facility, resulting in $5 million of long-term debt.

Inventory and trade receivables are principal components of current assets. At June 30, 2012, the Company had inventories of $33,137,000, an increase of $15,403,000 from $17,734,000 at December 31, 2011. The increase in the inventory balance is due to the increased cost of HCFC refrigerants, which are currently being phased down by the EPA, as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2012, the Company had trade receivables, net of allowance for doubtful accounts of $8,186,000, an increase of $5,733,000 from $2,453,000 at December 31, 2011. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the six month period ended June 30, 2012, was $3,537,000 compared with net cash used by operating activities of $3,550,000 for the comparable 2011 period. Net cash used by operating activities for the 2012 period was primarily attributable to an increase in inventory and accounts receivable offset by an increase in accounts payable, utilization of the deferred tax asset, and net income after adjustments for non-cash items.

Net cash used by investing activities for the six month period ended June 30, 2012, was $556,000 compared with net cash used by investing activities of $170,000 for the comparable 2011 period. The net cash used by investing activities for the 2012 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility, as well as equipment for its investment in HTE.

Net cash provided by financing activities for the six month period ended June 30, 2012, was $4,143,000 compared with net cash provided by financing activities of $2,715,000 for the comparable 2011 period. The net cash provided by financing activities for the 2012 period was primarily due to the issuance of long term debt.

At June 30, 2012, the Company had cash and cash equivalents of $4,008,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2012 will be approximately $850,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2012 (in 000’s):

	Twelve Month Period Ended June 30,
	2013	2014	2015	2016	2017 & Thereafter	Total
Long and short term debt and capital lease obligations:
Principal	$5,446	$290	$4,279	$264	$231	$10,510
Estimated interest (1) (2)	229	218	205	14	5	671
Operating leases	566	355	233	116	0	1,270

Total contractual cash obligations	$6,241	$863	$4,717	$394	$236	$12,451

(1) The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of June 30, 2012 through the expiration of the Company’s credit facility on June 25, 2015.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility.

Under the terms of the PNC Facility, Hudson may borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility.

Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. On the closing date of the PNC Facility, HTC borrowed $9,548,000 which was used by Hudson to repay all amounts outstanding under the Keltic Facility and to pay fees and expenses relating to the PNC Facility. In connection with the PNC Facility, the Keltic Facility was terminated. At June 30, 2012, total borrowing under the PNC Facility were $9,127,000.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%.

Hudson granted to the Agent, for the benefit of PNC and such other lenders as thereafter may become a party to the PNC Facility, a security interest in Hudson’s receivables, intellectual property, general intangibles, inventory and certain other assets.

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 22, 2015, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental clean up at the Company’s former Hillburn,NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges. As of June 30, 2012, the Company was in compliance with all covenants in the PNC Facility. The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the PNC Facility.

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

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the PNC Facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurance that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available.

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

For the six months ended June 30, 2012, three customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these three customers accounted for 40% of the Company’s revenues. For the six months ended June 30, 2011, no one customer accounted for 10% or more of the Company’s revenues.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2011.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2012, the Company issued 21,687 shares of common stock upon the cashless exercise of outstanding options issued under the 2004 Plan, based upon a fair market valuation of $3.97 per share on the exercise date (as calculated under the option agreement., The Company did not receive any cash proceeds upon the exercise of the options. Issuance of the shares of common stock was exempt from registration pursuant to the provisions of Section 3(a) (9) of the Securities Act of 1933. There have been no other unregistered sales of securities during the period covered by this Quarterly Report on Form 10-Q.

Item 5- Other Information

On July 27, 2012, the independent members of the Board of Directors of the Company approved increases in the base compensation of all the Company’s executive officers, in the aggregate amount of $86,000 with such increases to be effective as of August 1, 2012. As a result, base compensation of those persons who are the Company’s “Named Executives” (as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended) is now as follows: Kevin J. Zugibe, Chairman and Chief Executive Officer, $288,500, Brian F. Coleman, President and Chief Operating Officer, $212,500, and Charles F. Harkins, Vice President Sales, $191,000.

On July 27, 2012, the independent members of the Board of Directors of the Company resolved to establish a bonus pool at the end of fiscal year 2012 for the payment of cash bonuses to some or all of the executive officers, as well as to several other key employees of the Company. The amount of the bonus pool to be established has not been determined, but will be based upon the Company achieving earnings for the fiscal year 2012 in excess of a pre-determined level for fiscal 2012 (the “Benchmark”), up to a maximum bonus pool of $1,000,000 . In the event the Company’s 2012 earnings exceed the Benchmark, cash bonuses may be paid out of the bonus pool to some or all of the executive officers and/or key employees. The independent members of the Board of Directors will determine which, if any, of the executive officers and key employees are to receive a cash bonus, as well as the amount of the cash bonus to be paid to each such executive officer and key employee, which determination will be made, in the discretion of the independent members of the Board of Directors, based upon the overall 2012 financial results of the Company as well as on the personal performance of each executive officer and key employee during 2012.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent. (1)
10.2	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC. (1)
10.3	$4,000,000 Term Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC. (1)
10.4	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (1)
10.5	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Registrant as guarantor on behalf of Hudson Technologies Company. (1)
10.6	Patents, Trademarks and Copyrights Security Agreement, dated June 22, 2012, between the Registrant and PNC. (1)
10.7	Patents, Trademarks and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

 (1) Incorporated by reference to the comparable exhibit filed with the Registrant's Current Report on Form 8-K for the event dated June 22, 2012, and filed June 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 1, 2012
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 1, 2012
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent. (1)
10.2	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC. (1)
10.3	$4,000,000 Term Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC. (1)
10.4	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (1)
10.5	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Registrant as guarantor on behalf of Hudson Technologies Company. (1)
10.6	Patents, Trademarks and Copyrights Security Agreement, dated June 22, 2012, between the Registrant and PNC. (1)
10.7	Patents, Trademarks and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the comparable exhibit filed with the Registrant's Current Report on Form 8-K for the event dated June 22, 2012, and filed June 28, 2012.

