Form 10-K
period 2012-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2013-03-05
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2012 was approximately $68,137,614. As of March 1, 2013 there were 24,177,258 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry® and Performance Optimization are predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. See “Carbon Offset Projects.” The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry Background

The production and use in the United States of refrigerants containing hydrochlorofluorocarbons (“HCFC”), the most commonly used refrigerants, and chlorofluorocarbons (“CFC") are subject to extensive regulation under the Clean Air Act, as amended (the “Act”). The Act, which was amended in 1990 in response to evidence linking damage to the earth’s ozone layer to the use of CFC and HCFC refrigerants, prohibits any person in the course of maintaining, servicing, repairing and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances used as refrigerants. That prohibition of venting and releasing also applies to substitute, non-ozone depleting refrigerants, such as Hydrofluorocarbons (“HFC”). The Act also requires the recovery of all refrigerants used in residential, commercial and industrial air conditioning and refrigeration systems, and effective January 1, 1996, prohibited production of virgin (new) CFC refrigerants and limited the production of virgin (new) HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants, and federal regulations were enacted which established production and consumption allocations for HCFC refrigerants and imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations on the use, production and importation of certain virgin HCFC refrigerants. As a result of certain litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated and in July 2011 the United States Environmental Protection Agency (“EPA”) recast production and consumption allocations for the 2011 year. In January 2012, a proposed rule was issued by the EPA to address production and consumption allocations for the 2012, 2013 and 2014 years. A final rule to address production and consumption allocations for the 2012, 2013 and 2014 years has not yet been issued by the EPA. See “Recent Developments.” Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems, regardless of the refrigerant being used, and for the responsible management of refrigerant.

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various segments of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC refrigerants and a certain type of HFC’s known as hydrofluoro-olefins (“HFO”). HFC refrigerants are not ozone depleting chemicals and are not currently regulated under the Act. However, certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state and federal regulations relating to the sale, use and emissions of HFC refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants. The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with low global warming potentials.

The Act, and the federal regulations enacted under authority of the Act, have mandated and/or promoted responsible use practices in the air conditioning and refrigeration industry, which are intended to minimize the release of refrigerants into the atmosphere and encourage the recovery and re-use of refrigerants. In addition to prohibiting the venting of CFC and HCFC refrigerants, and prohibiting and/or phasing down the production of CFC and HCFC refrigerants, the Act mandates the recovery of these refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Since January 1996, when virgin CFC production became prohibited, nearly the entire service demand for CFC refrigerants in existing equipment has been met through the recovery and the reclamation of used CFC refrigerants by the EPA certified reclaimers. In addition, in December 2009, the EPA issued regulations that were effective January 2010 and which limited the total pounds of virgin HCFC refrigerants that can be produced and imported to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants. As a result of certain litigation, the December 2009 regulations have been vacated, and in January 2012, the EPA issued a proposed rule to address allocations for the 2012, 2013 and 2014 years. See “Recent Developments.”

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release to the atmosphere and the corresponding ozone depletion. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing. The Company believes it is the largest refrigerant reclaimer in the United States. Additionally, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, complement the Company’s refrigerant sales and refrigerant reclamation and management services. The Company has also developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy. In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions. See “Carbon Offset Projects”.

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

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, laboratory testing through the Company’s laboratory, which has been certified by the Air Conditioning, Heating and Refrigeration Institute (“AHRI”), formerly the Air Conditioning, and Refrigeration Institute, and banking (storage) services tailored to individual customer requirements. Hudson also separates “crossed” (i.e. commingled) refrigerants and provides re-usable cylinder refurbishment and hydrostatic testing services.

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

The Company also delivers energy services offerings (“Energy Services”) to large industrial and commercial companies both in the United States and internationally. A large portion of its Energy Services business involves the performance of “investment grade” Energy Savings Assessments (“ESAs”) for process and utility systems including steam, refrigeration and process cooling, process heating, waste heat recovery, and combined heat and power systems. These assessments can identify significant energy and cost savings projects for customers that lead to a direct reduction in carbon dioxide (“CO2”) emissions from the site or from the power plants. The Company’s Energy Services division is staffed by engineers that are recognized as Energy Experts and Qualified Best Practices Specialists by the United States Department of Energy (“DOE”) in the areas of Steam and Process Heating under the DOE “Best Practices” program, and are the Lead International Energy Experts for steam systems for the United Nations Industrial Development Organization. The Company’s staff have trained more than 2,000 industrial plant personnel in the US and internationally, and have developed and are currently delivering training curriculums in 10 different countries.

The Company has also been awarded several US patents for its Performance Monitoring & Optimization System (“PMOS”), which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. The Company’s PMOS is able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson’s RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. Improving the system efficiency reduces power consumption thereby directly reducing CO2 emissions at the power plants or onsite. In addition, the Company’s ChillSmart® offering, which combines the PMOS methodology with the Company’s Chiller Chemistry® offering, provides a snapshot of a packaged chiller’s operating efficiency and health. ChillSmart® provides a very effective predictive maintenance tool and helps our customers to identify the operating chillers that cause higher operating costs. Recently, the Company acquired proprietary EffTrack™ chiller efficiency software to complement the Company’s ChillSmart® offering and to enable customers to monitor and improve chiller performance and proactively identify and correct system inefficiencies.

Carbon Offset Projects

CFC refrigerants are ozone depleting substances and are also highly weighted greenhouse gases that contribute to global warming and climate change. The destruction of CFC refrigerants may be eligible for verified emission reductions that can be converted and monetized into carbon offset credits that may be traded in the emerging carbon offset markets. The Company is pursuing opportunities to acquire CFC refrigerants and is developing relationships within the emerging environmental markets in order to develop opportunities for the creation and monetization of verified emission reductions from the destruction of CFC refrigerants.

Hudson's Network

Hudson operates from a network of facilities located in:

Auburn, Washington	—RefrigerantSide® Service depot
Baton Rouge, Louisiana	—RefrigerantSide® Service depot
Champaign, Illinois	—Reclamation and separation of refrigerants and cylinder refurbishment center;
RefrigerantSide® Service depot
Charlotte, North Carolina	—RefrigerantSide® Service depot
Stony Point, New York	—RefrigerantSide® Service depot
Pearl River, New York	—Company headquarters and administrative offices
Pottsboro, Texas	—Telemarketing office
Hampstead, New Hampshire	—Telemarketing office
Tulsa, Oklahoma	—Energy and Carbon Services

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. Over time, the Company expects to introduce its technology and offerings to several geographies around the world.

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture created a new entity known as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE with BB owning the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout most of Europe, the Middle East and North Africa. As of December 31, 2012, the joint venture has begun limited operations. The Company intends to, over time, have each of its offerings that are available in the US made available in each of these geographies through the operations of HTE.

In August 2012, the Company entered into a joint venture agreement with SHT. The joint venture has created a new entity known as Safety Hi-Tech USA, LLC (“USA”). The Company and SHT each own 50% of USA. USA’s purpose is to develop a business that provides fire suppression and suppressants throughout North America and Mexico. As of December 31, 2012, the joint venture has not started operations.

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

For the year ended December 31, 2012, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 28% of the Company’s revenue. At December 31, 2012, there were no outstanding receivables from these customers. For the year ending December 31, 2011, no one customer accounted for 10% or more of the Company’s revenues.

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

Insurance

The Company carries insurance coverage that it considers sufficient to protect the Company's assets and operations. The Company currently maintains general commercial liability insurance and excess liability coverage for claims up to $11,000,000 per occurrence and $12,000,000 in the aggregate. The Company attempts to operate in a professional and prudent manner and to reduce potential liability risks through specific risk management efforts, including ongoing employee training.

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

Hudson maintains environmental impairment insurance of $10,000,000 per occurrence, and $10,000,000 annual aggregate, for events occurring subsequent to November 1996.

Government Regulation

The business of refrigerant sales, reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the United States Occupational Safety and Health Administration (“OSHA”) and the United States Department of Transportation (“DOT”).

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured, virgin refrigerants in accordance with standards established by AHRI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with AHRI standards. The Company is one of only three certified refrigerant testing laboratories under AHRI’s laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the AHRI 700 standard.

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied for or obtained such certification.

The Company may also be subject to regulations adopted by the EPA which impose certain reporting requirements arising out of the importation of certain HCFCs, and arising out of the purchase, production, use and/or emissions of certain greenhouse gases, including HFCs.

The Company is also subject to regulations adopted by the DOT which classify most refrigerants handled by the Company as hazardous materials or substances and imposes requirements for handling, packaging, labeling and transporting refrigerants and which regulate the use and operation of the Company’s commercial motor vehicles used in the Company’s business.

The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), requires facilities that treat, store or dispose of hazardous wastes to comply with certain operating standards. Before transportation and disposal of hazardous wastes off-site, generators of such waste must package and label their shipments consistent with detailed regulations and prepare a manifest identifying the material and stating its destination. The transporter must deliver the hazardous waste in accordance with the manifest to a facility with an appropriate RCRA permit. Under RCRA, impurities removed from refrigerants consisting of oils mixed with water and other contaminants are not presumed to be hazardous waste.

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

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratory, which is AHRI certified, to assure that reclaimed refrigerants comply with AHRI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs five persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

The Company has 92 full and 2 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent and seventeen foreign patents and has patent applications pending in two other foreign countries, all relating to the high-speed equipment, components and process to reclaim refrigerants. The Company also holds a registered trademark for its Zugibeast®. The United States patent will expire in May 2014 and the foreign patents will expire between May 2014 and December 2014. The Company also holds several U.S. and foreign patents related to certain RefrigerantSide® Services and supporting systems developed by the Company for certain systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between February 2017 and April 2032.

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

Recent Developments

In January 2012, the EPA published a proposed rule by which the EPA has proposed to further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions proposed by the EPA in the proposed rule range from 11 to 47 percent from the levels established in the prior rule for the calendar years 2012, 2013, and 2014 (the “Period”). To the extent that there is no final rule for the Period, the industry is operating under the direction of “No Action Assurance Letters” issued by the Enforcement Division of the EPA. For the years ending December 31, 2012 and 2013, the EPA has allowed virgin production or importation of 55 and 39 million pounds, respectively, of HCFC 22. The Company believes it is likely that the final rule, which the Company expects to be issued in 2013, will allow for the production or importation of at least 45 million pounds of HCFC 22 for 2013. Once a final rule is released, the actual number of pounds will be known for the entire Period.

Item 1A. Risk Factors

There are many important factors, including those discussed below (and above as described under “Patents and Proprietary Information”), that have affected, and in the future could affect Hudson’s business including, but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond Hudson’s control and future trends are difficult to predict.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our existing credit facility, which currently expires in June 2015, is secured by substantially all of our assets and contains formulas that limit the amount of our borrowings under the facility. Moreover, the terms of our credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lender, our indebtedness under the credit facility would become immediately due and payable, and the lender could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

We may need additional financing to satisfy our future capital requirements, which may not be readily available to us.

Our capital requirements may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility that expires in June 2015 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility. There can be no assurance that we will be able to obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Adverse weather or economic downturn could adversely impact our financial results

Our business could be negatively impacted by adverse weather or economic downturns. Weather is a significant factor in determining market demand for the refrigerants sold by us, and to a lesser extent, our RefrigerantSide® Services. Unusually cooler temperatures in the spring and summer tend to depress demand for, and price of, refrigerants we sell. Protracted periods of cooler than normal spring and summer weather could result in a substantial reduction in our sales which could adversely affect our financial position as well as our results of operations. An economic downturn could cause customers to postpone or cancel purchases of the Company’s products or services. Either or both of these conditions could have severe negative implications to our business that may exacerbate many of the risk factors we identified in this report but not limited, to the following:

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

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the OSHA and DOT. Although we believe that we are in substantial compliance with all material regulations relating to our material business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerant could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, regulations and permit requirements, particularly as we seek to enter into new geographic markets. Our failure to comply with applicable laws, rules or regulations or permit requirements could subject us to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our operations and future financial condition.

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

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of “blank check” preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any additional preferred stock that may be issued by us in the future. Our ability to issue preferred stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of our voting stock, thereby delaying, deferring or preventing a change in control of us.

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

Currently, our officers and directors collectively own approximately 28% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly effect, and potentially fully control us and the election of our directors. There is no provision for cumulative voting for our directors.

We may fail to successfully integrate any acquisitions made by us into our operations.

As part of our business strategy, we may look for opportunities to grow by acquiring other product lines, technologies or facilities that complement or expand our existing business. We may be unable to identify suitable acquisition candidates or negotiate acceptable terms. In addition, we may not be able to successfully integrate any assets, liabilities, customers, systems or management personnel we may acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. There can be no assurance that we will be able to successfully integrate any acquisition we do make.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's Auburn, Washington depot facility is a 3,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $25,000 pursuant to a month to month rental agreement.

The Company's Baton Rouge, Louisiana depot facility is a 3,600 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $27,000 pursuant to a month to month rental agreement.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of December 31, 2012, the Company has $764,000 outstanding under this mortgage and the annual real estate taxes on this facility are approximately $42,000.

The Company has established a second facility in Champaign, Illinois, which is a 60,000 square foot facility located in an approximately 130,000 square foot building. The building is leased from an unaffiliated third party at an annual rental of $258,000, pursuant to an arrangement expiring in December 2014. The Company also leases an additional 4,000 square feet in the same building at an annual rent of $19,200 pursuant to a month to month rental agreement.

The Company's Charlotte, North Carolina depot facility is an 8,500 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $61,000 pursuant to an agreement expiring in March 2016.

The Company’s Stony Point, New York depot facility is an 18,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $106,000 pursuant to an agreement expiring in June 2016.

The Company's headquarters are located in a 4,200 square foot office facility located in a multi-tenant building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $105,000 pursuant to an agreement expiring in August 2018.

The Company’s Pottsboro, Texas telemarketing facility is located in a 1,350 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $18,000 pursuant to an agreement expiring in August 2014.

The Company's Hampstead, New Hampshire telemarketing facility is located in a 1,600 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $24,000 pursuant to an agreement expiring in August 2017.

The Company’s Tulsa, Oklahoma energy and carbon services facility is located in a 2,304 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $26,000 which includes our share of operating expenses. This lease expires December 2014.

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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent. In December 2012, the Company met with representatives of the DEC and has proposed further modifications to the Order of Consent to further reduce the frequency and scope of testing, and expects to finalize these modifications during the first half of 2013. Based upon the Company’s recent discussions with the DEC, as of December 31, 2012, the Company accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order of Consent through December 31, 2017. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the years ended December 31, 2012 and 2011, the Company incurred $102,000 and $86,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

	High	Low
2011
• First Quarter	$2.40	$1.60
• Second Quarter	$2.25	$1.55
• Third Quarter	$1.92	$1.10
• Fourth Quarter	$1.57	$1.01

2012
• First Quarter	$3.82	$1.38
• Second Quarter	$4.23	$2.84
• Third Quarter	$4.40	$3.23
• Fourth Quarter	$4.06	$2.98

The number of record holders of the Company's common stock was approximately 170 as of February 26, 2013. The Company believes that there are in excess of 2,400 beneficial owners of its common stock.

To date, the Company has not declared or paid any cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends on its Common stock in the foreseeable future. In addition, the Company has a credit facility with PNC Bank National Association (“PNC”) that, among other things, restricts the Company's ability to declare or pay any cash dividends on its capital stock.

See Item 12 for certain information with respect to the Company's equity compensation plans as of December 31, 2012.

On May 17, 2012, the Company issued 20,000 shares of the Company’s common stock to an individual business consultant for services rendered to the Company, and the Company recognized $74,000 in general and administrative expenses for these services.

On November 9, 2012, the Company issued 133,589 shares of the Company’s common stock, at a price of $3.743 per share, to EffTec International, Inc. (“EffTec”), in connection with the Company’s purchase from EffTec’s subsidiary of its proprietary Efftrack™ software and certain other assets. The Company also issued 26,716 shares of its common stock, at a price of $3.743 per share, to Scott Macon, Ltd. in payment for services it performed as the Company’s advisor in such transaction.

The issuances of the above-referenced shares were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933.

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

Results of Operations

Year ended December 31, 2012 as compared to the year ended December 31, 2011

Revenues for the year ended December 31, 2012 were $56,447,000, an increase of $12,125,000 or 27% from the $44,322,000 reported during the comparable 2011 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $11,874,000 as well as an increase in RefrigerantSide® Services revenues of $251,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $18,862,000, offset in part by a decrease in the number of pounds of certain refrigerants sold, which accounted for a decrease in revenues of $6,988,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the price of jobs completed when compared to the same period in 2011, offset to a lesser extent by a decrease in the number of jobs completed compared to the same period in 2011.

Cost of sales for the year ended December 31, 2012 was $33,905,000, a decrease of $1,732,000 or 5% from the $35,637,000 reported during the comparable 2011 period. The decrease in cost of sales was primarily due to fewer pounds of refrigerant sold in 2012 when compared to the same period in 2011. As a percentage of sales, cost of sales was 60% of revenues for 2012, a decrease from the 80% reported for the comparable 2011 period, primarily due to a higher selling price per pound for certain refrigerants in 2012 as compared to the comparable 2011 period.

Operating expenses for the year ended December 31, 2012 were $7,662,000, an increase of $1,505,000 or 24% from the $6,157,000 reported during the comparable 2011 period. The increase in operating expenses was primarily related to increases in selling expense of $600,000 (primarily in selling payroll expenses), administrative payroll expenses of $600,000, and the balance primarily related to increased professional fees.

Other income (expense) for the year ended December 31, 2012 was ($684,000), compared to the ($860,000) reported during the comparable 2011 period. Other income (expense) includes interest expense of $693,000 and $881,000 for the comparable 2012 and 2011 periods, respectively. The decrease in interest expense is due to a reduction in the effective interest rate in 2012 when compared to 2011.

Income tax provision for the year ended December 31, 2012 and 2011 was $1,395,000 and $634,000, respectively. For 2012 the income tax provision of $1,395,000 was for federal and state income tax at statutory rates or $5,395,000 offset by the release of $4,000,000 of the Company’s deferred tax asset valuation allowance. As of December 31, 2012 there is no further deferred tax asset valuation allowance.

Net income for the year ended December 31, 2012 was $12,801,000, an increase of $11,767,000 from the $1,034,000 net income reported during the comparable 2011 period, primarily due to increased revenues and gross profit, partially offset by increased operating expenses and income tax expenses.

Liquidity and Capital Resources

At December 31, 2012, the Company had working capital, which represents current assets less current liabilities, of $27,408,000, an increase of $14,943,000 from the working capital of $12,465,000 at December 31, 2011. The increase in working capital is primarily attributable to net income for the period and the replacement of the Company’s prior credit facility with a new credit facility with PNC (the “PNC Facility”), as well as the refinancing of the mortgage on the Champaign, Illinois facility, resulting in $5 million of long-term debt.

Inventory and trade receivables are principal components of current assets. At December 31, 2012, the Company had inventories of $40,167,000, an increase of $22,433,000 from $17,734,000 at December 31, 2011. The increase in the inventory balance is due to the increased cost of HCFC refrigerants, which are currently being phased down by the EPA, as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At December 31, 2012, the Company had trade receivables, net of allowance for doubtful accounts, of $1,956,000, a decrease of $497,000 from $2,453,000 at December 31, 2011. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the year ended December 31, 2012, was $9,266,000 compared with net cash provided by operating activities of $613,000 for the comparable 2011 period. Net cash used by operating activities for the 2012 period was primarily attributable to an increase in inventory, offset by net income.

Net cash used by investing activities for the year ended December 31, 2012, was $1,997,000 compared with net cash used by investing activities of $946,000 for the comparable 2011 period. The net cash used by investing activities for the 2012 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the year period ended December 31, 2012, was $11,296,000 compared with net cash provided by financing activities of $365,000 for the comparable 2011 period. The net cash provided by financing activities for the 2012 period was primarily due to an increase in short term borrowing and, to a lesser extent, the issuance of long-term debt.

At December 31, 2012, the Company had cash and cash equivalents of $3,991,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2013 will be approximately $2,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2012 (in 000’s):

	Twelve Month Period Ended December 31,

Long and short term debt and capital lease obligations:	2013	2014	2015	2016	2017 & Thereafter	Total
Principal	$12,736	$290	$4,267	$257	$106	$17,656
Estimated interest (1) (2)	618	609	308	9	2	1,546
Operating leases	668	537	238	181	194	1,818

Total contractual cash obligations	$14,022	$1,436	$4,813	$447	$302	$21,020

(1) The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of December 31, 2012 through the expiration of the PNC Facility on June 22, 2015.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. At December 31, 2012, total borrowings under the PNC Facility were $16,451,000, and there was $10,357,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 4% at December 31, 2012. On February 15, 2013 the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000.

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

The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental clean up at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges. As of December 31, 2012, the Company was in compliance with all covenants in the PNC Facility. The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the PNC Facility.

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

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of December 31, 2012, the principal balance of this mortgage note was $764,000.

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

Reliance on Suppliers and Customers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most widely used refrigerants. Effective January 1, 1996, the Act limits the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. In addition, effective January 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitations and a phase down on the use, production and importation of certain virgin HCFC refrigerants. As a result of certain litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated and in July 2011 the EPA recast production and consumption allowances for the 2011 year. In January 2012, the EPA published a proposed rule by which the EPA has proposed to further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions proposed by the EPA in the proposed rule range from 11 to 47 percent from the levels established in the prior rule, for calendar years 2012, 2013, and 2014 (the “Period”). To the extent that there is no final rule for the Period, the industry is operating under the direction of “No Action Assurance Letters” issued by the Enforcement Division of the EPA. For the years ending December 31, 2012 and 2013, the EPA has allowed virgin production or importation of 55 and 39 million pounds, respectively, of HCFC22. It is expected that for the 2013 year the EPA will allow for the production and importation of at least 45 million pounds. Once a final rule is released the actual production figures will be known for the entire Period. The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants.

For the year ended December 31, 2012, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 28% of the Company’s revenues. At December 31, 2012, there were no outstanding receivables from these customers. For the year ended December 31, 2011, no one customer accounted for 10% or more of the Company’s revenues.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles- Goodwill or Other (Topic 350): Testing Indefinite-Living Tangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite- lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair valve measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our results of operations or our financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk primarily from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%. The outstanding balance on the PNC Facility as of December 31, 2012 was $16,451,000. Future interest rate changes on our borrowing under the PNC Facility, may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	49	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	51	President and Chief Operating Officer, Director
James R. Buscemi	59	Chief Financial Officer
Charles F. Harkins, Jr.	51	Vice President Sales
Stephen P. Mandracchia	53	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	66	Director
Dominic J. Monetta	71	Director
Otto C. Morch	79	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. We believe Mr. Zugibe’s qualifications to sit on our Board of Directors include his 26 years of experience in the air conditioning and refrigeration industry including as our founder, our Chairman and Chief Executive Officer for 21 years. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO USA, LLP, the Company's independent registered public accounting firm. We believe Mr. Coleman’s qualifications to sit on our Board of Directors include his prior financial and accounting experience obtained as a partner with BDO USA, LLP, and his 16 years of experience in the air conditioning and refrigeration industry including as our President and Chief Operating Officer for the past 10 years.

James R. Buscemi has been Chief Financial Officer of the Company since December 2002 and served as Corporate Controller from June 1998 until December 2002. Prior to joining the Company, Mr. Buscemi held various financial positions within Avnet, Inc, including Chief Financial Officer of Avnet's electric motors and component part subsidiary, Brownell Electro, Inc.

Charles F. Harkins, Jr. has been Vice President of Sales of the Company since December 2003. Mr. Harkins has served in a variety of capacities since joining the Company in 1992. Prior to joining the Company, Mr. Harkins served in the U.S. Army for 13 years attaining the rank of Staff Sergeant; he is a graduate of the U.S. Army Engineering School and the U.S. Army Chemical School.

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

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He was formerly the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital. Mr. Abbatecola serves on the Rockland Board of Governors, the United Hospice of Rockland Board and the St. Thomas Aquinas College President’s Council. We believe that Mr. Abbatecola’s qualifications to sit on our Board include his business experience obtained as Vice President of Abbey Ice and Spring Water Company, his 19 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including as Chairman of the Company’s Audit Committee for 18 years.

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has since August 1993, been the President of Resource Alternatives, Inc., a corporate development firm concentrating on resolving technically oriented managerial issues facing chief executive officers and their senior executives. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy. Dr. Monetta’s qualifications to sit on our board include his chemical engineering and other management experience obtained as a senior executive for the US Departments of Energy and Defense. Dr. Monetta has 16 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board and includes his membership on the Company’s Audit Committee for the last 5 years and Occupational, Safety and Environmental Protection Committee for the last 11 years.

Otto C. Morch has been a Director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997. We believe that Mr. Morch’s qualifications to sit on our Board include his financial and other experience obtained as a Senior Vice President at Provident Savings Bank, F.A., his 17 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company’s Audit Committee for 17 years.

Hudson has established a Compensation/Stock Option Committee of the Board of Directors, which is responsible for recommending the compensation of our executive officers and for the administration of Hudson’s Stock Option Plans. The members of the Committee are Messrs. Abbatecola, Coleman, and Morch.

Hudson has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of Hudson. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an “independent” director as defined under the rules of NASDAQ. The Audit Committee does not have a member that qualifies as a “financial expert” under the federal securities laws. Each of the members of the Audit Committee has been active in the business community and has broad and diverse backgrounds, and financial experience. Two of the current members have served on Hudson’s Audit Committee and have overseen the financial review by Hudson’s independent auditors for 11 years. Hudson believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that Hudson does not need to install a “financial expert” on the Audit Committee.

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). At Hudson’s August 7, 2012 Annual Meeting of the Shareholders, Messrs. Monetta and Zugibe were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2014. Messrs. Abbatecola, Coleman and Morch are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2013.

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

Based solely on Hudson’s review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2012, all filing requirements applicable to all officers, directors and greater than 10% beneficial shareholders were complied with.

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

Item 11. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2012 and whose total compensation during the year ending December 31, 2012 exceeded $100,000 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings	All Other Compensation ($) (4)	Total ($)
Kevin J. Zugibe,	2012	$264,580	$264,000	$0	$0	$0	$0	$0	$528,580
Chairman, Chief Executive Officer (2)	2011	$223,007	$132,000	$0	$0	$0	$0	$0	$355,007
Brian F. Coleman,	2012	$205,465	$174,000	$0	$0	$0	$0	$9,623	$389,088
President, Chief Operating Officer, Director (2)	2011	$197,363	$84,000	$0	$0	$0	$0	$0	$281,363
Charles F. Harkins, Jr.,	2012	$187,618	$145,000	$0	$0	$0	$0	$8,371	$340,989
Vice President Sales	2011	$182,181	$71,000	$0	$0	$0	$0	$0	$253,181

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.

(2) Messrs. Coleman and Zugibe did not receive any compensation for services as a director during the years ended December 31, 2012 and 2011.

(3) Non-Equity Incentive Plan Compensation was earned in 2012, a portion of which was paid in 2012. The balance will be paid in 2013.

(4) Represents payments of annual premiums for long term care insurance purchased for the benefit of the executive officers and, where applicable, the executive officer’s spouse.

Narrative Disclosure to Summary Compensation Table

Employment, Termination, Change of Control and other Agreements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which currently expires in October 2014 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, as amended by the First Amendment to Restated Employment Agreement dated December 29, 2008, Mr. Zugibe is receiving an annual base salary of $288,500 with such increases and bonuses as our Board of Directors may determine. The agreement provides, in the event of Mr. Zugibe's disability, for the continuation of at least 75% of Mr. Zugibe's salary for up to one hundred twenty days after the commencement of his disability. Mr. Zugibe is also entitled to take up to four weeks of vacation, excluding paid holidays.

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

On December 31, 2012, the independent members of our board resolved to establish a pool at the end of fiscal year 2013 for the payment of cash awards based upon our 2013 earnings to some or all of the executive officers, as well as to several other of our key employees. The amount of the pool to be established is not expected to exceed $1,000,000, but will be determined by the independent board members at the end of fiscal year 2013 based upon our achieving earnings in excess of a pre-determined level for fiscal 2013 (the “Benchmark”). In the event our 2013 earnings exceed the Benchmark, the cash awards may be paid out of the pool to some or all of the executive officers. The independent board members will determine which, if any, of the executive officers are to receive a cash award from the pool, as well as the amount of the cash award to be paid to each executive officer, which determination will be made, in the discretion of the independent board members, based upon our overall 2013 financial results of the Company as well as on the personal performance of each executive officer during 2013.

Stock Option Grants or Stock Awards

The Company did not issue stock options, or grant any stock awards to any of the Named Executives in 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses the outstanding option awards held by the Named Executives as of December 31, 2012. No options were exercised by the Named Executives during the fiscal year ended December 31, 2012. No stock awards have been issued to the Named Executives.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer
	87,500	$1.13	3/5/2014
	193,750	$1.15	3/31/2014
	18,750	$0.83	9/17/2014
	18,750	$0.95	10/1/2014
	93,750	$1.02	1/3/2015
	18,750	$0.87	4/1/2015
	18,750	$0.83	7/8/2015
	18,750	$2.15	9/30/2015
	123,750	$1.76	12/29/2015
	35,000	$1.40	3/31/2016
	9,300	$1.02	10/10/2016
	195,000	$0.85	11/20/2017
	78,000	$1.26	12/17/2019

Brian F. Coleman, President, Chief Operating Officer, Director
	75,000	$1.13	3/5/2014
	18,750	$1.15	3/31/2014
	12,500	$0.83	9/17/2014
	12,500	$0.95	10/1/2014
	62,500	$1.02	1/3/2015
	12,500	$0.87	4/1/2015
	12,500	$0.83	7/8/2015
	12,500	$2.15	9/30/2015
	82,500	$1.76	12/29/2015
	32,500	$1.40	3/31/2016
	8,100	$1.02	10/10/2016
	180,000	$0.85	11/20/2017
	75,000	$1.26	12/17/2019

Charles F. Harkins, Jr., Vice President Sales	60,639	$1.76	12/29/2015
	23,125	$1.40	3/31/2016
	7,900	$1.02	10/10/2016
	78,600	$0.85	11/20/2017
	72,000	$1.26	12/17/2019

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

As of December 31, 2012, we had options outstanding to purchase 46,250 shares of our common stock under the 1994 Plan.

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

As of December 31, 2012, we had options outstanding to purchase 749,254 shares of our common stock under the 1997 Plan.

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

As of December 31, 2012, we had options outstanding to purchase 2,161,588 shares of common stock and 28,313 shares are reserved for future issuances under the 2004 Plan.

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

The 2008 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by our Compensation and Stock Option Committee of the Board of Directors. The Committee, within the limitations of the 2008 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2008 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on June 19, 2018.

ISOs granted under the 2008 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or 110% of fair market value in the case of ISO’s granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2008 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2008 Plan are not transferable during a grantee’s lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2012, we had options outstanding to purchase 391,843 shares of common stock and 2,608,157 shares are reserved for future issuances of awards under the 2008 Plan.

Director Compensation

Effective July 1, 2012 non-employee directors receive an annual fee of $38,000 per year, of which $18,000 is to be paid in the form of cash, and $20,000 shall be paid in the form of stock options, and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board Committee meetings. In 2012, non-employee directors each received a total annual fee of $35,000 and reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2012. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vincent P. Abbatecola (2)	$15,000	$0	$20,000	$0	$0	$0	$35,000
Dominic J. Monetta(2)	$15,000	$0	$20,000	$0	$0	$0	$35,000
Otto C. Morch (2)	$15,000	$0	$20,000	$0	$0	$0	$35,000

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.

(2) As of December 31, 2012, Mr. Abbatecola has options to purchase 140,281 shares of common stock outstanding, Mr. Morch has options to purchase 120,281 shares of common stock outstanding, and Dr. Monetta has options to purchase 100,281 shares of common stock outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2013 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson’s common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson’s outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Kevin J. Zugibe	5,007,555	(2)	19.96%
Common Stock	Brian F. Coleman	947,176	(3)	3.82%
Common Stock	Charles F. Harkins	242,264	(4)	*
Common Stock	James R. Buscemi	535,055	(5)	2.19%
Common Stock	Stephen P. Mandracchia	2,220,195	(6)	9.04%
Common Stock	Vincent P. Abbatecola	180,281	(7)	*
Common Stock	Dominic J. Monetta	220,381	(8)	*
Common Stock	Otto C. Morch	126,581	(9)	*
Common Stock	Marathon Capital Management, LLC	1,703,064	(10)	7.04%
Common Stock	Matthew A. Drapkin	2,368,431	(11)	9.55%
Common Stock	All directors and executive officers as a group (Eight Persons)	9,479,488	(12)	35.18%

* = Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2013. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 1, 2013 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

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

(3) Includes (i) 75,000 shares which may be purchased at $1.13 per share; (ii) 18,750 shares which may be purchased at $1.15 per share; (iii) 25,000 shares which may be purchased at $.83 per share; (iv) 12,500 shares which may be purchased at $.95 per share; (v) 62,500 shares which may be purchased at $1.02 per share; (vi) 12,500 shares which may be purchased at $.87 per share; (vii) 12,500 shares which may be purchased at $2.15 per share; (viii) 82,500 shares which may be purchased at $1.76 per share; (ix) 32,500 shares which may be purchased at $1.40 per share; (x) 8,100 shares which may be purchased at $1.02 per share, (xi) 180,000 shares which may be purchased at $0.85 per share; and (xii) 75,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(4) Includes (i) 60,639 shares which may be purchased at $1.76 per share; (ii) 23,125 shares which may be purchased at $1.40 per share; (iii) 7,900 shares which may be purchased at $1.02; (iv) 78,600 which may be purchased at $0.85 per share; and (v) 72,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(5) Includes the following shares which may be purchased by Mr. Buscemi upon the exercise of options previously granted to him: (i) 6,250 shares which may be purchased at $1.13 per share; (ii) 9,375 shares which may be purchased at $1.15 per share; (iii) 8,595 shares which may be purchased at $.83 per share; (iv) 6,125 shares which may be purchased at $.95 per share; (v) 31,250 shares which may be purchased at $1.02 per share; (vi) 6,250 shares which may be purchased at $.87 per share; (vii) 6,250 shares which may be purchased at $2.15 per share; (viii) 41,250 shares which may be purchased at $1.76 per share; (ix) 16,625 shares which may be purchased at $1.40 per share; (x) 6,500 shares which may be purchased at $1.02 per share; (xi) 100,000 shares that may be purchased at $0.85 per share; and (xii) 48,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(6) Includes (i) 1,402,920 shares held of record in the name of Mr. Mandracchia’s wife, Theresa Mandracchia, over which Mr. Mandracchia has sole voting power and shared dispositive power, and (ii) the following shares which may be purchased by Mr. Mandracchia upon the exercise of options previously granted to him: (a) 40,000 shares which may be purchased at $1.13 per share; (b) 9,375 shares which may be purchased at $1.15 per share; (c) 12,500 shares which may be purchased at $.83 per share; (d) 6,250 shares which may be purchased at $.95 per share; (e) 31,250 shares which may be purchased at $1.02 per share; (f) 6,250 shares which may be purchased at $.87 per share; (g) 6,250 shares which may be purchased at $2.15 per share; (h) 51,250 shares which may be purchased at $1.76 per share; (i) 20,750 shares which may be purchased at $1.40 per share; (j) 7,400 shares which may be purchased at $1.02 per share; (k) 125,000 shares that may be purchased at $0.85 per share; and (l) 58,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(7) Includes (i) 40,000 shares which may be purchased at $0.85 per share; (ii) 40,000 shares which may be purchased at $1.21 per share; (iii) 25,000 shares which may be purchased at $1.72 per share; (iv) 25,000 shares that may be purchased at $1.31 per share; and (v) 10,281 shares which may be purchased at $ 3.27 per share, under immediately exercisable options.

(8) Includes (i) 40,000 shares which may be purchased at $1.21 per share; (ii) 25,000 shares which may be purchased at $1.72 per share; (iii) 25,000 shares which may be purchased at $1.31 per share; and (iv) 10,281 shares which may be purchased at $3.27 per share, under immediately exercisable options

(9) Includes (i) 20,000 shares which may be purchased at $ 0.85 per share; (ii) 40,000 shares which may be purchased at $ 1.21 per share; (iii) 25,000 shares that may be purchased at $1.72 per share; (iv) 25,000 shares which may be purchased at $1.31 per share; and, (v) 10,281 shares which may be purchased at $3.27 per share, under immediately exercisable options.

(10) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by Marathon Capital Management, LLC on January 9, 2013. The address of Marathon Capital Management, LLC is 4 North Park Drive, Suite 106, Hunt Valley, MD 21030.

(11) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G Amendment #2 filed by Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P, Becker Drapkin Partners, L.P., BC Advisors, LLC, Steven R. Becker and Matthew A. Drapkin on February 10, 2012, which includes warrants to purchase 625,000 shares. The address of Becker Drapkin Management, L.P. is 300 Crescent Court, Suite 1111, Dallas, Texas, 75201.

(12) Includes exercisable options to purchase 2,770,502 shares of common stock which may be purchased under immediately exercisable options.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,348,935	$1.23	2,636,470

Equity compensation plans not approved by security holders (1)	73,500	$1.44	0

Total	3,422,435	$1.24	2,636,470

(1) Includes (i) 73,500 five-year warrants, issued in 2009 to our placement agent in connection with the 2009 Offering exercisable, at $1.4375 per share.

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

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audits and reviews of the Company's financial statements for the years ended December 31, 2012 and 2011 totaled $169,000 and $173,000, respectively.

Audit-Related Fees. In 2012 and 2011, the aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were none and $204,000, respectively. The 2011 fees were related to due diligence services.

Tax Fees. In 2012 and 2011 the aggregate fees billed by BDO USA, LLP for professional services rendered for tax advice totaled $35,000 and $32,000, respectively.

All Other Fees. In 2012 and 2011, all other fees billed by BDO USA LLP for professional services rendered other than the services described in the paragraphs caption “Audit Fees”, “Audit Related Fees” and “Tax Fees” were none.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2012. Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO USA, LLP.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	2004 Stock Incentive Plan. (10)*
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.7	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.8	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.11	Agreement with Brian F. Coleman, as amended. (12)*
10.12	Agreement with James R. Buscemi, as amended. (12)*
10.13	Agreement with Charles F. Harkins, as amended. (12)*
10.14	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.15	2008 Stock Incentive Plan. (11)
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.17	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.19	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.20	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.21	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.22	Form of Warrant issued in the 2010 Offering. (13)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.24	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.25	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.26	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.27	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)
10.28	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)

10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)
10.30	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)
10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)
10.32	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.33	Long Term Care Insurance Plan Summary. (17)*
10.34	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.35	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.36	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (20)
23.1	Consent of BDO USA, LLP. (20)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (20)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (20)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(20)
______
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.

(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Hudson Technologies, Inc.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm		34
Audited Consolidated Financial Statements:
•	Consolidated Balance Sheets	35
•	Consolidated Income Statements	36
•	Consolidated Statements of Stockholders' Equity	37
•	Consolidated Statements of Cash Flows	38
•	Notes to the Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hudson Technologies, Inc.

Pearl River, NY

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Stamford, CT

March 5, 2013

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,991	$3,958
Trade accounts receivable - net	1,956	2,453
Inventories	40,167	17,734
Deferred tax asset	234	0
Prepaid expenses and other current assets	676	611
Total current assets	47,024	24,756

Property, plant and equipment, less accumulated depreciation and amortization	4,765	3,441
Other assets	341	79
Deferred tax asset	3,888	3,086
Investments in affiliates	1,138	0
Intangible assets, less accumulated amortization	76	89
Total Assets	$57,232	$31,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,219	$5,227
Accrued payroll	661	703
Short-term debt and current maturities of long-term debt	12,736	6,361
Total current liabilities	19,616	12,291
Long-term debt, less current maturities	4,920	121
Total Liabilities	24,536	12,412

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible Preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; issued and outstanding 24,124,625 and 23,783,106	241	238
Additional paid-in capital	43,722	42,869
Accumulated deficit	(11,267)	(24,068)
Total Stockholders' Equity	32,696	19,039

Total Liabilities and Stockholders' Equity	$57,232	$31,451

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2012	2011

Revenues	$56,447	$44,322
Cost of sales	33,905	35,637
Gross Profit	22,542	8,685

Operating expenses:
Selling and marketing	2,748	2,153
General and administrative	4,914	4,004
Total operating expenses	7,662	6,157

Operating income	14,880	2,528

Other income (expense):
Interest expense	(693)	(881)
Other income	9	21
Total other income (expense)	(684)	(860)

Income before income taxes	14,196	1,668

Income tax expense	1,395	634

Net income	$12,801	$1,034

Net income per common share - basic	$0.54	$0.04
Net income per common share - diluted	$0.49	$0.04
Weighted average number of shares outstanding - basic	23,906,706	23,780,814
Weighted average number of shares outstanding - diluted	26,353,960	24,803,047

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2010	23,780,606	$238	$42,887	$(25,102)	$18,023

Repurchase of warrants	0	0	(90)	0	(90)

Issuance of common stock upon exercise of stock options	2,500	0	3	0	3

Value of share-based arrangements	0	0	69	0	69

Net income	0	0	0	1,034	1,034

Balance at December 31, 2011	23,783,106	238	42,869	(24,068)	19,039

Issuance of common stock in connection with asset purchase	160,305	1	599	0	600

Issuance of common stock upon exercise of stock options and warrants	161,214	2	120	0	122

Issuance of common stock for services	20,000	0	74	0	74

Value of share-based arrangements	0	0	60	0	60

Net income	0	0	0	12,801	12,801

Balance at December 31, 2012	24,124,625	$241	$43,722	$(11,267)	$32,696

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the years ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$12,801	$1,034
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	556	497
Allowance for doubtful accounts	29	26
Amortization of deferred finance cost	41	6
Value of share-based payment arrangements	134	69
Deferred tax (benefit) utilization	(1,036)	583
Changes in assets and liabilities:
Trade accounts receivable	468	(712)
Inventories	(22,433)	477
Prepaid expenses and other current assets	(65)	(235)
Other assets	(303)	(19)
Accounts payable and accrued expenses	542	(1,113)
Cash provided(used) by operating activities	(9,266)	613

Cash flows from investing activities:
Additions to patents	(19)	(43)
Additions to property, plant, and equipment	(1,248)	(903)
Investment in affiliates	(730)	0
Cash used by investing activities	(1,997)	(946)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	122	3
Repurchase of warrants	0	(90)
Proceeds of short-term debt - net	10,527	1,470
Proceeds from long-term debt	4,387	0
Repayment of long-term debt	(3,740)	(1,018)
Cash provided by financing activities	11,296	365

Increase in cash and cash equivalents	33	32
Cash and cash equivalents at beginning of period	3,958	3,926
Cash and cash equivalents at end of period	$3,991	$3,958

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$652	$862
Cash paid for income taxes	$2,553	$59

Non Cash Investing and Finance Securities
Investment in affiliates	$408	$0
Issuance of common stock in connection with asset purchase	$600	$0

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry®, and Performance Optimization are predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2012 and 2011, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2012 and 2011.

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

For the year ended December 31, 2012, two customers each accounted for 10% or more of the Company’s revenues and in the aggregate these two customers accounted for 28% of the Company’s revenues. At December 31, 2012, there were no outstanding receivables from these customers. For the year ended December 31, 2011, no one customer accounted for 10% or more of the Company’s revenues.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2012	2011
(in thousands)
Refrigerant and reclamation sales	$52,220	$40,346
RefrigerantSide® Services	4,227	3,976
Total	$56,447	$44,322

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of December 31, 2012 and 2011, the net deferred tax asset was $4,122,000 and $3,086,000, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. The Company’s NOLs are subject to annual limitations of $1,300,000.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2012, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company had no uncertain tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years Ended December 31,
	2012	2011

Net income	$12,801	$1,034

Weighted average number of shares – basic	23,906,706	23,780,814
Shares underlying warrants	315,494	10,966
Shares underlying options	2,131,760	1,011,267
Weighted average number of shares outstanding – diluted	26,353,960	24,803,047

During the year ended December 31, 2012 and 2011, certain options and warrants aggregating none and 1,995,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and additional federal regulations were enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In January 2012, the Environmental Protection Agency (“EPA”) published a proposed rule, by which the EPA has proposed to further reduce the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The reductions proposed by the EPA in the proposed rule range from 11 to 47 percent from the levels established in the prior rule for calendar years 2012, 2013, and 2014 (the “Period”). To the extent that there is no final rule for the Period, the industry is operating under the direction of “No Action Assurance Letters” issued by the Enforcement Division of the EPA. For the years ending December 31, 2012 and 2013, the EPA has allowed virgin production or importation of 55 and 39 million pounds, respectively, of HCFC22. The Company believes it is likely that the final rule, which the Company expects to be issued in 2013, will allow for the production or importation of at least 45 million pounds of HCFC22 in 2013. Once a final rule is released, the number of pounds will be known for the entire Period.

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

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles- Goodwill or Other (Topic 350): Testing Indefinite-Living Tangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite- lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair valve measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our results of operations or our financial position.

Note 2 - Other income

For the year ended December 31, 2012 other income of $9,000 consisted primarily of miscellaneous income. For the year ended December 31, 2011, other income of $21,000 consisted of interest income.

Note 3 - Income taxes

During the year ended December 31, 2012, the Company recognized $5,395,000 in federal and state income tax expense at statutory rates offset by the release during the 4th quarter of 2012 of $4,000,000 of the Company’s deferred tax asset valuation allowance. During the year ended December 31, 2011, the Company recognized $634,000 in federal and state income tax expense. In future periods, the Company will be subject to federal and state income tax expense at statutory tax rates. Future usage of the Company’s NOL’s will be subjected to annual limitations of $1,300,000.

The following summarizes the provision for income taxes:

Years Ended December 31,	2012	2011
(in thousands)

Current:
Federal	$1,846	$0
State and local	585	51
	2,431	51
Deferred:
Federal	(927)	522
State and local	(109)	61
	(1,036)	583
Provision for income taxes	$1,395	$634

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2012	2011
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- Reduction of valuation allowance	(28)%	0%
Total	10%	38%

As of December 31, 2012, the Company had NOL's of approximately $11,000,000 expiring through 2029The Company’s NOL’s are subject to an annual limitation of $1,300,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2012	2011
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$(112)	$133
- Reserves for doubtful accounts	86	66
- Accrued payroll	0	166
- Inventory reserve	148	137
- NOL	4,000	7,014
Subtotal	4,122	7,516
- Valuation allowance	0	(4,430)
Total	$4,122	$3,086

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize. The Company believes that given the extended time period that it may recognize its deferred tax assets, it is more likely than not it will realize the benefit of these assets prior to their expiration. As of December 31, 2012, there is no further deferred tax asset valuation allowance.

Note 4 - Trade accounts receivable - net

At December 31, 2012 and 2011, trade accounts receivable are net of reserves for doubtful accounts of $227,000 and $200,000, respectively.

Note 5- Inventories

Inventories consist of the following:

December 31,	2012	2011
(in thousands)
Refrigerant and cylinders	$9,893	$5,597
Packaged refrigerants	30,274	12,137
Total	$40,167	$17,734

Note 6 - Property, plant, and equipment

Elements of property, plant, and equipment are as follows:

December 31,	2012	2011	Estimated Lives
(in thousands)
Property, plant, and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	770	770	39 years
- Equipment	8,253	7,312	3-7 years
- Equipment under capital lease	231	231	5-7 years
- Vehicles	1,212	1,056	5 years
- Lab and computer equipment, software	2,017	903	3-5 years
- Furniture & fixtures	246	233	7-8 years
- Leasehold improvements	40	40	3 years
- Equipment under construction	96	609
Subtotal	14,230	12,519
Accumulated depreciation & amortization	9,465	9,078
Total	$4,765	$3,441

Depreciation expense for the years ended December 31, 2012 and 2011 were $524,000 and $470,000, respectively.

Included in lab and computer equipment is software acquired for EffTec International, Inc. (“EffTec”) for $995,000 of which $600,000 was paid with the issuance of shares of the Company’s common stock.

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2012	2011
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$12,451	$2,843
- Long-term debt: current	285	3,518
Subtotal	12,736	6,361
Long-term debt:
- Bank credit line	4,000	2,500
- Building and land mortgage	764	903
- Vehicle and equipment loans	327	114
- Capital lease obligations	114	122
- Less: current maturities	(285)	(3,518)
Subtotal	4,920	121
Total short-term & long-term debt	$17,656	$6,482

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. On the closing date of the PNC Facility, Hudson borrowed $9,548,000 which was used by Hudson to repay all amounts outstanding under the prior credit facility with Keltic Financial Partners, LP (“Keltic”) and to pay fees and expenses relating to the PNC Facility of approximately $245,000 which is being amortized over the life of the loan. At December 31, 2012, total borrowings under the PNC Facility were $16,451,000, and there was $10,357,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 4% at December 31, 2012. On February 15, 2013 the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000.

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

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. As of December 31, 2012, the Company was in compliance with all covenants in the PNC Facility.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 22, 2015, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

Building and Land Mortgage

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. At December 31, 2012 the principal balance of this mortgage note was $764,000.

Vehicle and Equipment Loans

The Company had entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2017 and bear interest from 2.9% to 8.7%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2013	$285
- 2014	290
- 2015	4,267
- 2016	257
- 2017	106
Total	$5,205

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $128,000 at December 31, 2012 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2013	$59
- 2014	36
- 2015	22
- 2016	6
123
Less Interest expense	(9)
Total	$114

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

A closing of the 2009 Offering was held on August 5, 2009, at which time, Hudson sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 and no other closings were completed. As placement agent for the 2009 Offering, Roth received $101,000 and a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share, plus reimbursement of its expenses of $56,000. The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid-in capital as compensation expense to Roth.

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the “2010 Offering”) pursuant to the Shelf Registration. The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period, which commenced on January 7, 2011. The net proceeds pursuant to the 2010 Offering were approximately $4,900,000. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid-in capital.

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

On May 17, 2012, the Company issued 20,000 shares of the Company’s common stock to a certain consultant for services, and the Company recognized $74,000 in general and administrative expenses for this service.

In connection with an April 2008 amendment of the Company’s prior credit facility with Keltic, the Company issued an aggregate of 100,000 five-year common stock purchase warrants exercisable at $1.88 per share (the “Keltic Warrants”). On August 3, 2012, the Company issued 53,140 shares of common stock upon the cashless exercise of the Keltic Warrants based upon a fair market valuation of $ 4.012 per share on the exercise date (as calculated under the warrants). The Company did not receive any cash proceeds upon the exercise of the Keltic Warrants.

On November 9, 2012, the Company issued 133,589 shares of the Company’s common stock, at a price of $3.743 per share, to EffTec, in connection with the Company’s purchase from EffTec’s subsidiary of its proprietary Efftrack™ software. The Company also issued 26,716 shares of its common stock, at a price of $3.743 per share, to Scott Macon, Ltd in payment for services it performed as the Company’s advisor in the EffTec Transaction.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through March 1, 2013 as follows:

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$25,000	Month to Month
Baton Rouge, Louisiana	$27,000	Month to Month
Champaign, Illinois	$258,000	12/2014
Charlotte, North Carolina	$61,000	3/2016
Hampstead, New Hampshire	$24,000	8/2017
Pearl River, New York	$105,000	8/2018
Pottsboro, Texas	$18,000	8/2014
Stony Point, NY	$106,000	6/2016
Tulsa, Oklahoma	$26,000	12/2014

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2012 and 2011 totaled approximately $650,000 and $601,000, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2013	$668
- 2014	537
- 2015	238
- 2016	181
- 2017	194
Total	$1,818

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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly. The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent. In December 2012, the Company met with representatives of the DEC and has proposed further modifications to the Order of Consent to further reduce the frequency and scope of testing, and expects to finalize these modifications during the first half of 2013. Based upon the Company’s recent discussions with the DEC, as of December 31, 2012, the Company accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order of Consent through December 31, 2017. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the years ended December 31, 2012 and 2011, the Company incurred $102,000 and $86,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreement

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which currently expires in October 2014 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $288,500 with such increases and bonuses as the Company’s Board of Directors may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 10 - Share-Based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the years ended December 31, 2012 and 2011, the share-based compensation expense of $134,000 and $69,000, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation/Stock Option Committee of the Board of Directors. As of December 31, 2012, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of December 31, 2012 there were 2,636,470 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years

For the years ended December 31, 2012 and 2011, the Company issued 30,843 and 75,000 options, respectively. As of December 31, 2012, there was no unrecognized compensation cost related to non-vested previously granted option awards.

Effective October 31, 1994, the Company adopted an Employee Stock Option Plan (“1994 Plan”) pursuant to which 725,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options (“ISOs”) under the Internal Revenue Code of 1986, as amended (“Code”), or (ii) nonqualified options. ISOs could be granted under the 1994 Plan to employees and officers of the Company. Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Effective November 1, 2004, the Company’s ability to grant options under the 1994 Plan expired.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years Ended December 31,	2012	2011
Assumptions
Dividend yield	0%	0%
Risk free interest rate	1.0%	1.0%
Expected volatility	73%	63%
Expected lives	5 years	5 years

A summary of the status of the Company's Plans as of December 31, 2012 and 2011 and changes for the periods ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,411,943	$1.23
• Cancelled	(49,000)	$2.04
• Exercised	(2,500)	$1.12
• Granted	75,000	$1.31
Outstanding at December 31, 2011	3,435,443	$1.22
• Cancelled	(8,313)	$1.10
• Exercised	(109,038)	$1.42
• Granted	30,843	$3.27
Outstanding at December 31, 2012	3,348,935	$1.23

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2012 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,348,935	4.8 years	$1.23
Options vested	3,348,935	4.8 years	$1.23

The following is the intrinsic value at December 31, 2012 of:

Options outstanding	$8,062,564
Options vested in 2012	$29,862
Options exercised in 2012	$267,000

The intrinsic value of options exercised during the year ended December 31, 2011 was $1,000.

The following is the weighted average fair value for the twelve month period ended December 31, 2012 of:

Options granted	$3.27
Options vested	$2.86

Note 11- Investment In Affiliates

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture has created a new entity know as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE with BB owning the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout most of Europe, the Middle East and North Africa. As of December 31, 2012, the joint venture has begun limited operations. The Company intends to, over time, have each of its offerings that are available in the US made available in each of these geographies through the operations of HTE. As of December 31, 2012, the Company has made an initial investment of $516,000, of which $408,000 represents equipment purchased in prior years, and once the results of operations are deemed material, the Company’s share of the joint venture will be recorded under the equity method.

In August 2012, the Company entered into a joint venture agreement with SHT. The joint venture has created a new entity known as Safety Hi-Tech USA, LLC (“USA”). The Company and SHT each own 50% of USA. USA’s purpose is to develop a business that provides fire suppression and suppressants throughout North America and Mexico. As of December 31, 2012, the Company has made and investment of $622,000. As of December 31, 2012, the joint venture has not started operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 5, 2013
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 5 2013
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 5, 2013
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 5, 2013
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 5, 2013
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 5, 2013
Otto C. Morch

Index to Exhibits

Exhibit Number	Description

Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	2004 Stock Incentive Plan. (10)*
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.7	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.8	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.11	Agreement with Brian F. Coleman, as amended. (12)*
10.12	Agreement with James R. Buscemi, as amended. (12)*
10.13	Agreement with Charles F. Harkins, as amended. (12)*
10.14	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.15	2008 Stock Incentive Plan. (11)
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.17	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.19	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.20	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.21	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.22	Form of Warrant issued in the 2010 Offering. (13)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.24	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.25	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.26	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.27	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)
10.28	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)

10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)
10.30	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)
10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)
10.32	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.33	Long Term Care Insurance Plan Summary. (17)*
10.34	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.35	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.36	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (20)
23.1	Consent of BDO USA, LLP. (20)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (20)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (20)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (20)
______
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.

(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

