Form 10-Q
period 2013-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2013-05-06
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	24,744,918 shares
Class	Outstanding at May 3, 2013

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,437	$3,991
Trade accounts receivable - net of allowance for doubtful accounts of $227	6,517	1,956
Inventories	51,534	40,167
Prepaid expenses and other current assets	2,160	676
Deferred tax asset	234	234
Total current assets	61,882	47,024

Property, plant and equipment, less accumulated depreciation and amortization	4,742	4,765
Other assets	319	341
Deferred tax asset	3,391	3,888
Investments in affiliates	1,210	1,138
Intangible assets, less accumulated amortization	68	76
Total Assets	$71,612	$57,232

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,251	$6,219
Accrued payroll	360	661
Income taxes payable	2,120	0
Short-term debt and current maturities of long-term debt	17,230	12,736
Total current liabilities	28,961	19,616
Long-term debt, less current maturities	4,845	4,920
Total Liabilities	33,806	24,536

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000;
Series A convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; 24,681,633 and 24,124,625 issued and outstanding	247	241
Additional paid-in capital	44,357	43,722
Accumulated deficit	(6,798)	(11,267)
Total Stockholders' Equity	37,806	32,696

Total Liabilities and Stockholders' Equity	$71,612	$57,232

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2013	2012

Revenues	$22,877	$14,854
Cost of sales	13,715	8,886
Gross Profit	9,162	5,968

Operating expenses:
Selling and marketing	823	681
General and administrative	934	1,069
Total operating expenses	1,757	1,750

Operating income	7,405	4,218

Other income (expense):
Interest expense	(197)	(171)
Total other income (expense)	(197)	(171)

Income before income taxes	7,208	4,047

Income tax expense	2,739	1,538

Net income	$4,469	$2,509

Net income per common share - Basic	$0.18	$0.11
Net income per common share - Diluted	$0.17	$0.10
Weighted average number of shares
outstanding - Basic	24,334,966	23,785,556
Weighted average number of shares
outstanding - Diluted	26,751,714	25,848,956

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Decrease in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$4,469	$2,509
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	203	127
Allowance for doubtful accounts	0	1
Value of share-based payment arrangements	33	0
Amortization of deferred finance costs	21	0
Deferred tax benefit utilization	497	1,538
Changes in assets and liabilities:
Trade accounts receivable	(4,561)	(6,431)
Inventories	(11,367)	1,110
Prepaid and other assets	(1,482)	11
Accounts payable and accrued expenses	4,852	(995)
Cash used by operating activities	(7,335)	(2,130)

Cash flows from investing activities:
Additions to patents	0	(10)
Additions to property, plant, and equipment	(173)	(160)
Investment in affiliates	(72)	(3)
Cash used by investing activities	(245)	(173)

Cash flows from financing activities:
Issuance of common stock	607	0
Proceeds (repayments) from short-term debt – net	4,503	(1,271)
Proceeds from issuance of long-term debt	0	65
Repayment of long-term debt	(84)	(301)
Cash provided (used) by financing activities	5,026	(1,507)

Decrease in cash and cash equivalents	(2,554)	(3,810)
Cash and cash equivalents at beginning of period	3,991	3,958
Cash and cash equivalents at end of period	$1,437	$148

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$176	$171

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2012. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2013 and December 31, 2012, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2013 and December 31, 2012.

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

For the three month period ended March 31, 2013, two customers each accounted for 10% or more of the Company’s revenues and in the aggregate these two customers accounted for 44% of the Company’s revenues. At March 31, 2013, there were $2,923,000 in outstanding receivables from these customers. For the three month period ended March 31, 2012, one customer accounted for 14% of the Company’s revenues. At March 31, 2012, there were $1,618,000 in outstanding receivables from this customer.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31,	2013	2012
(in thousands, unaudited)
Refrigerant and reclamation sales	$21,810	$13,662
RefrigerantSide® Services	1,067	1,192
Total	$22,877	$14,854

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of March 31, 2013 and December 31, 2012, the net deferred tax asset was $3,625,000 and $4,122,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2013, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2013 and December 31, 2012, the Company had no uncertain tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended March 31,
	2013	2012

Net Income	$4,469	$2,509

Weighted average number of shares – basic	24,334,966	23,785,556
Shares underlying warrants	476,877	139,938
Shares underlying options	1,939,871	1,923,462
Weighted average number of shares outstanding – diluted	26,751,714	25,848,956

During the three month period ended March 31, 2013 and 2012, certain options and warrants aggregating 50,000 and no shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and additional federal regulations have been enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants for the years 2010 through 2014. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated, and in March 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for further reduction in the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The final rule allows for the production or importation of 63 million and 51 million pounds of HCFC22 in 2013 and 2014, respectively. The EPA has not yet issued a proposed or final rule establishing the total pounds of HCFC22 that can be produced or imported during the years 2015 through 2019.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-2 (“ASU 2013-2”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-2 became effective for fiscal years beginning after December 31, 2012. The Company does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update 2013-5 (“ASU 2013-5”), “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830),” ASU 2013-5 requires entities that cease to hold a controlling financial interest (as described in Subtopic 810-10) in a subsidiary or group of assets within a foreign entity when (1) the subsidiary or group of assets is a nonprofit activity or a business (other than a sale in substance of real estate or conveyance of oil and gas mineral rights) and (2) there is a cumulative translation adjustment balance associated with that foreign entity. The amendments also affect entities that lose a controlling financial interest in an investment in a foreign entity (by sale or other transfer event) and those that acquire a business in stages (sometimes also referred to as a step acquisition) by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. ASU 2013-5 will become effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Note 2 -    Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2013 and 2012, the share-based compensation expense of $33,000 and none, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation and Stock Option Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation/Stock Option Committee of the Board of Directors. As of March 31, 2013, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of March 31, 2013 there were 2,595,087 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the three month period ended March 31, 2013 and 2012, the Company issued 50,000 and no options, respectively. As of March 31, 2013, there was $98,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Three Month Period Ended March 31,	2013	2012
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	.85%	0%
Expected volatility	76%	0%
Expected lives	5 years	none

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,435,443	$1.22
• Cancelled	(8,313)	$1.10
• Exercised	(109,038)	$1.42
• Granted	30,843	$3.27
Outstanding at December 31, 2012	3,348,935	$1.23
• Cancelled	(8,617)	$1.10
• Exercised	(565,625)	$1.05
• Granted	50,000	$4.25
Outstanding at March 31, 2013	2,824,693	$1.31

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2013 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,824,693	4.5 years	$1.31
Options vested	2,787,193	4.6 years	$1.27

The following is the intrinsic value at March 31, 2013 of:

Options outstanding	$7,809,151
Options vested in 2013	$53,125
Options exercised in 2013	$1,806,000

The intrinsic value of options exercised during the year ended December 31, 2012 was $267,000.

Note 3 -    Debt

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000.  Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. On the closing date of the PNC Facility, Hudson borrowed $9,548,000 which was used by Hudson to repay all amounts outstanding under the prior credit facility with Keltic Financial Partners, LP and to pay fees and expenses relating to the PNC Facility of approximately $245,000 which is being amortized over the life of the loan. At March 31, 2013, total borrowings under the PNC Facility were $20,953,000, and there was $16,313,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 2.5% at March 31, 2013.

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

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. As of March, 31, 2013, the Company was in compliance with all covenants in the PNC Facility.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 22, 2015, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 4- Investment In Affiliates

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture has created a new entity known as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE with BB owning the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout most of Europe, the Middle East and North Africa. As of March 31, 2013, the joint venture has begun limited operations. The Company intends to, over time, have each of its offerings that are available in the US made available in each of these geographies through the operations of HTE. As of March 31, 2013, the Company has made an initial investment of $516,000, of which $408,000 represents equipment purchased in prior years, and once the results of operations are deemed material, the Company’s share of the joint venture will be recorded under the equity method.

In August 2012, the Company entered into a joint venture agreement with SHT. The joint venture has created a new entity known as Safety Hi-Tech USA, LLC (“USA”). The Company and SHT each own 50% of USA. USA’s purpose is to develop a business that provides fire suppression and suppressants throughout North America and Mexico. As of March 31, 2013, the Company has made an investment of $694,000. As of March 31, 2013, the joint venture has not started operations.

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

Results of Operations

Three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012

Revenues for the three month period ended March 31, 2013 were $22,877,000, an increase of $8,023,000 or 54% from the $14,854,000 reported during the comparable 2012 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $8,148,000 partially offset by a decrease in RefrigerantSide® Services revenues of $125,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $9,023,000, offset in part by a decrease in the number of pounds of certain refrigerants sold, which accounted for a decrease in revenues of $875,000. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the price of jobs completed when compared to the same period in 2012.

Cost of sales for the three month period ended March 31, 2013 was $13,715,000, an increase of $4,829,000 or 54% from the $8,886,000 reported during the comparable 2012 period. The increase in cost of sales was primarily due to an increase in the cost per pound of refrigerants sold in 2013 when compared to the same period in 2012. As a percentage of sales, cost of sales was 60% of revenues for the 2013 and 2012 periods.

Operating expenses for the three month period ended March 31, 2013 were $1,757,000, an increase of $7,000 from the $1,750,000 reported during the comparable 2012 period. The increase in operating expenses are due to an increase in selling expenses of $142,000 primarily due to increased selling payroll costs, offset by a decrease in general and administrative expenses of $135,000 primarily due to a decrease in administrative payroll accruals.

Other income (expense) for the three month period ended March 31, 2013 was ($197,000), compared to the ($171,000) reported during the comparable 2012 period. Other income (expense) includes interest expense of $197,000 and $171,000 for the comparable 2013 and 2012 periods, respectively. The increase in interest expense is due to increased borrowing, offset by a reduction in the effective interest rate in 2013 when compared to 2012.

Income tax provision for the three month period ended March 31, 2013 and 2012 was $2,739,000 and $1,538,000, respectively. The respective income tax provisions were for federal and state income tax at statutory rates.

Net income for the three month period ended March 31, 2013 was $4,469,000, an increase of $1,960,000 from the $2,509,000 net income reported during the comparable 2012 period, primarily due to increased revenues and gross profit, partially offset by increased income tax expenses.

Liquidity and Capital Resources

At March 31, 2013, the Company had working capital, which represents current assets less current liabilities, of $32,921,000, an increase of $5,513,000 from the working capital of $27,408,000 at December 31, 2012. The increase in working capital is primarily attributable to net income for the period.

Inventory and trade receivables are principal components of current assets. At March 31, 2013, the Company had inventories of $51,534,000, an increase of $11,367,000 from $40,167,000 at December 31, 2012. The increase in the inventory balance is due to the increased cost of HCFC refrigerants, which are currently being phased down by the EPA, as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At March 31, 2013, the Company had trade receivables, net of allowance for doubtful accounts, of $6,517,000, an increase of $4,561,000 from $1,956,000 at December 31, 2012. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the three month period ended March 31, 2013, was $7,335,000 compared with net cash used by operating activities of $2,130,000 for the comparable 2012 period. Net cash used by operating activities for the 2013 period was primarily attributable to increases in inventory and accounts receivable, offset by net income and an increase in accounts payable.

Net cash used by investing activities for the three month period ended March 31, 2013, was $245,000 compared with net cash used by investing activities of $173,000 for the comparable 2012 period. The net cash used by investing activities for the 2013 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the three month period ended March 31, 2013, was $5,026,000 compared with net cash used by financing activities of $1,507,000 for the comparable 2012 period. The net cash provided by financing activities for the 2013 period was primarily due to an increase in short term borrowing and, to a lesser extent, the issuance of common stock upon the exercise of employee stock options.

At March 31, 2013, the Company had cash and cash equivalents of $1,437,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2013 will be approximately $2,500,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2013 (in 000’s):

	Three Month Period Ended March 31,
Long and short term debt and capital lease obligations:	2014	2015	2016	2017	2018 & Thereafter	Total
Principal	$17,230	$286	$4,269	$243	$47	$22,075
Estimated interest (1) (2)	775	766	202	9	1	1,753
Operating leases	711	524	301	153	163	1,852

Total contractual cash obligations	$18,716	$1,576	$4,772	$405	$211	$25,680

(1) The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of March 31, 2013 through the expiration of the PNC Facility on June 22, 2015.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. At March 31, 2013, total borrowings under the PNC Facility were $20,953,000, and there was $16,313,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 2.5% at March 31, 2013.

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

The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental clean’up at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges. As of March 31, 2013, the Company was in compliance with all covenants in the PNC Facility. The Company believes that it is reasonably likely that in the foreseeable future, the Company will continue to be in compliance with all covenants in the PNC Facility.

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

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of March 31, 2013, the outstanding principal balance of this mortgage note was $725,000.

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

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and additional federal regulations have been enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants for the years 2010 through 2014. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule have been vacated, and in March 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for further reduction in the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The final rule allows for the production or importation of 63 million and 51 million pounds of HCFC22 in 2013 and 2014, respectively. The EPA has not yet issued a proposed or final rule establishing the total pounds of HCFC22 that can be produced or imported during the years 2015 through 2019.

For the three month period ended March 31, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 44% of the Company’s revenues. At March 31, 2013, there were $2,923,000 in outstanding receivables from these customers. For the three month period ended March 31, 2012, one customer accounted for 14% of the Company’s revenues. At March 31, 2012, there were $1,618,000 in outstanding receivables from this customer.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-2 (“ASU 2013-2”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-2 became effective for fiscal years beginning after December 31, 2012. The Company does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update 2013-5 (“ASU 2013-5”), “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830),” ASU 2013-5 requires entities that cease to hold a controlling financial interest (as described in Subtopic 810-10) in a subsidiary or group of assets within a foreign entity when (1) the subsidiary or group of assets is a nonprofit activity or a business (other than a sale in substance of real estate or conveyance of oil and gas mineral rights) and (2) there is a cumulative translation adjustment balance associated with that foreign entity. The amendments also affect entities that lose a controlling financial interest in an investment in a foreign entity (by sale or other transfer event) and those that acquire a business in stages (sometimes also referred to as a step acquisition) by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. ASU 2013-5 will become effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not anticipate that this update will have a material impact on the Company’s consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk primarily from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%. The outstanding balance on the PNC Facility as of March 31, 2013 was $20,953,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2012.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2013, the Company issued 21,383 shares of common stock to an individual business consultant upon the cashless exercise of outstanding stock options based upon fair market valuation of $3.83 per share on the exercise date (as calculated under the options). The Company did not receive any cash proceeds upon the exercise of the options. Issuance of the shares of common stock was exempt from registration pursuant to the provisions of Section 3(a) (9) of the Securities Act of 1933.There have been no other unregistered sales of securities during the period covered by this Quarterly Report on Form 10-Q.

Item 6 - Exhibits

Exhibit Number	Description
10.1	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (1)
10.2	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC (1)
10.3	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 6, 2013
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 6, 2013
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (1)
10.2	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC (1)
10.3	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.

