Form 10-Q
period 2013-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2013-08-06
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,070,386 shares
Class	Outstanding at August 2, 2013

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,374	$3,991
Trade accounts receivable - net of allowance for doubtful accounts of $250 and $227	11,866	1,956
Inventories	51,298	40,167
Prepaid expenses and other current assets	2,991	676
Deferred tax asset	234	234
Total current assets	68,763	47,024

Property, plant and equipment, less accumulated depreciation and amortization	4,903	4,765
Other assets	291	341
Deferred tax asset	3,391	3,888
Investments in affiliates	1,165	1,138
Intangible assets, less accumulated amortization	62	76
Total Assets	$78,575	$57,232

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,117	$6,219
Accrued payroll	280	661
Income taxes payable	1,237	0
Short-term debt and current maturities of long-term debt	24,475	12,736
Total current liabilities	35,109	19,616
Long-term debt, less current maturities	4,824	4,920
Total Liabilities	39,933	24,536

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000; Series A convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; 25,070,386 and 24,124,625 issued and outstanding	251	241
Additional paid-in capital	44,856	43,722
Accumulated deficit	(6,465)	(11,267)
Total Stockholders' Equity	38,642	32,696

Total Liabilities and Stockholders' Equity	$78,575	$57,232

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period		Six month period
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Revenues	$15,768	$22,251	$38,645	$37,105
Cost of sales	13,220	12,014	26,935	20,900
Gross Profit	2,548	10,237	11,710	16,205

Operating expenses:
Selling and marketing	818	673	1,641	1,354
General and administrative	956	1,095	1,890	2,164
Total operating expenses	1,774	1,768	3,531	3,518

Operating income	774	8,469	8,179	12,687

Other income (expense):
Interest expense	(243)	(187)	(440)	(358)
Interest income	0	1	0	1
Total other income (expense)	(243)	(186)	(440)	(357)

Income before income taxes	531	8,283	7,739	12,330

Income tax expense	197	3,148	2,936	4,686

Net income	$334	$5,135	$4,803	$7,644

Net income per common share – Basic	$0.01	$0.22	$0.20	$0.32
Net income per common share - Diluted	$0.01	$0.20	$0.18	$0.29
Weighted average number of shares outstanding – Basic	24,891,115	23,841,996	24,605,541	23,813,776
Weighted average number of shares outstanding - Diluted	26,859,009	26,177,960	26,670,232	26,149,740

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Decrease in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$4,803	$7,644
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	388	264
Allowance for doubtful accounts	23	1
Value of share-based payment arrangements	33	0
Amortization of deferred finance costs	41	0
Deferred tax benefit utilization	497	3,086
Changes in assets and liabilities:
Trade accounts receivable	(9,933)	(5,734)
Inventories	(11,131)	(15,403)
Prepaid and other assets	(2,305)	(3,307)
Accounts payable and accrued expenses	2,517	9,211
Income taxes payable	1,237	701
Cash used by operating activities	(13,830)	(3,537)

Cash flows from investing activities:
Additions to patents	0	(20)
Additions to property, plant, and equipment	(513)	(533)
Investment in affiliates	(27)	(3)
Cash used by investing activities	(540)	(556)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,110	116
Proceeds from short-term debt – net	11,736	1,711
Proceeds from issuance of long-term debt	0	4,387
Repayment of long-term debt	(93)	(2,071)
Cash provided by financing activities	12,753	4,143

(Decrease) Increase in cash and cash equivalents	(1,617)	50
Cash and cash equivalents at beginning of period	3,991	3,958
Cash and cash equivalents at end of period	$2,374	$4,008

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$399	$358
Cash paid for income taxes	$1,085	$899

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2012. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2013 and December 31, 2012, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2013 and December 31, 2012.

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

For the six month period ended June 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and in the aggregate these two customers accounted for 29% of the Company’s revenues. At June 30, 2013, there were $1,800,000 in outstanding receivables from these customers. For the six month period ended June 30, 2012, three customers each accounted for 10% or more of the Company’s revenues and in the aggregate these three customers accounted for 40% of the Company’s revenues. At June 30, 2012, there were $3,300,000 in outstanding receivables from these customers.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's operating results and financial position.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six Month Period Ended June 30,	2013	2012
(in thousands, unaudited)
Refrigerant and reclamation sales	$36,268	$34,776
RefrigerantSide® services	2,377	2,329
Total	$38,645	$37,105

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of June 30, 2013 and December 31, 2012, the net deferred tax asset was $3,625,000 and $4,122,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2013, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2013 and December 31, 2012, the Company had no uncertain tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012

Net Income	$334	$5,135	$4,803	$7,644

Weighted average number of shares – basic	24,891,115	23,841,996	24,605,541	23,813,776
Weighted average number of shares underlying warrants	383,123	277,867	432,705	277,867
Weighted average number of shares underlying options	1,584,771	2,058,097	1,631,986	2,058,097
Weighted average number of shares outstanding – diluted	26,859,009	26,177,960	26,670,232	26,149,740

During the three and six month periods ended June 30, 2013 and 2012, certain options and warrants aggregating 50,000 and no shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and additional federal regulations have been enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants for the years 2010 through 2014. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in March 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for further reduction in the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The final rule allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. The EPA has not yet issued a proposed or final rule establishing the total pounds of HCFC-22 that can be produced or imported during the years 2015 through 2019.

To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

The Company is subject to various legal proceedings. The Company assesses the merit and potential liability associated with each of these proceedings. In addition, the Company estimates potential liability, if any, related to these matters. To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities, which could have a material adverse effect on operating results and its financial position.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-2 (“ASU 2013-2”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-2 became effective for fiscal years beginning after December 31, 2012. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month period ended June 30, 2013 and 2012, the share-based compensation expense of $33,000 and none, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2013, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of June 30, 2013 there were 2,595,087 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the six month period ended June 30, 2013 and 2012, the Company issued 50,000 and no options, respectively. As of June 30, 2013, there was $98,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Six Month Period Ended June 30,	2013	2012
Assumptions
Dividend Yield	0%	0%
Risk free interest rate	.85%	0%
Expected volatility	76%	0%
Expected lives	5 years	none

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,435,443	$1.22
• Cancelled	(8,313)	$1.10
• Exercised	(109,038)	$1.42
• Granted	30,843	$3.27
Outstanding at December 31, 2012	3,348,935	$1.23
• Cancelled	(8,617)	$1.10
• Exercised	(945,761)	$1.20
• Granted	50,000	$4.25
Outstanding at June 30, 2013	2,444,557	$1.31

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2013 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,444,557	4.6 years	$1.31
Options vested	2,407,057	4.6 years	$1.27

The following is the intrinsic value at June 30, 2013 of:

Options outstanding	$4,673,382
Options vested in 2013	$53,125
Options exercised in 2013	$2,816,000

The intrinsic value of options exercised during the year ended December 31, 2012 was $267,000.

Note 3 - Debt

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000.  Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $245,000 are being amortized over the life of the loan. At June 30, 2013, total borrowings under the PNC Facility were $28,187,000, and there was $7,179,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 2.5% at June 30, 2013.

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

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. As of June 30, 2013, the Company was in compliance with all covenants in the PNC Facility.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 22, 2015, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 4 - Investment In Affiliates

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture has created a new entity known as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE with BB owning the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout most of Europe, the Middle East and North Africa. As of June 30, 2013, the joint venture has begun limited operations. The Company intends to, over time, have each of its offerings that are available in the US made available in each of these geographies through the operations of HTE. As of June 30, 2013, the Company has made an initial investment of $515,000, of which $408,000 represents equipment purchased in prior years, and once the results of operations are deemed material, the Company’s share of the joint venture will be recorded under the equity method.

In August 2012, the Company entered into a joint venture agreement with SHT. The joint venture has created a new entity known as Safety Hi-Tech USA, LLC (“USA”). The Company and SHT each own 50% of USA. USA’s purpose is to develop a business that provides fire suppression and suppressants throughout North America and Mexico. As of June 30, 2013, the Company has made an investment of $650,000. As of June 30, 2013, the joint venture has not started operations.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and additional federal regulations were enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants for the years 2010 through 2014. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in March 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for further reduction in the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The final rule allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. The Company believes that the production permitted by the final rule has created an oversupply of HCFC-22 during the 2013 cooling season. The Company believes that this oversupply has resulted in a reduction in the market price of HCFC-22. To the extent that the oversupply exceeds the demand for HCFC-22 for the foreseeable future, the Company expects further declines in the market price of HCFC-22, which could result in additional loss of revenues and impairment of the value of its HCFC-22 inventory. Such change in revenues or inventory value could have a material adverse effect on the Company’s operating results and financial position.

The EPA has not yet issued a proposed or final rule establishing the total pounds of HCFC-22 that can be produced or imported for the period 2015 through 2019. The Company expects this final rule to have a material impact on the Company’s operating results and financial position.

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

Results of Operations

Three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012

Revenues for the three month period ended June 30, 2013 were $15,768,000, a decrease of $6,483,000 or 29% from the $22,251,000 reported during the comparable 2012 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $6,656,000 partially offset by an increase in RefrigerantSide® Services revenues of $173,000. The decrease in refrigerant revenue is primarily related to a decrease in the number of pounds of certain refrigerants sold when compared to the same period in 2012. The increase in RefrigerantSide® Services was attributable to both an increase in the number of jobs completed and an increase in the price of jobs completed when compared to the same period in 2012.

Cost of sales for the three month period ended June 30, 2013 was $13,220,000, an increase of $1,206,000 or 10% from the $12,014,000 reported during the comparable 2012 period. The increase in cost of sales was primarily due to an increase in the cost per pound of refrigerants sold in 2013 when compared to the same period in 2012. As a percentage of sales, cost of sales was 84% of revenues for 2013 compared to 54% for the comparable 2012 period.

Operating expenses for the three month period ended June 30, 2013 were $1,774,000, an increase of $6,000 from the $1,768,000 reported during the comparable 2012 period. The increase in operating expenses are due to an increase in selling expenses of $145,000, primarily due to increased selling payroll costs, offset by a decrease in general and administrative expenses of $139,000, primarily due to a decrease in administrative payroll accruals, when compared to the same period in 2012.

Other income (expense) for the three month period ended June 30, 2013 was ($243,000), compared to the ($186,000) reported during the comparable 2012 period. Other income (expense) includes interest expense of $243,000 and $187,000 for the comparable 2013 and 2012 periods, respectively. The increase in interest expense is due to increased borrowing on the PNC credit facility.

Income tax provision for the three month period ended June 30, 2013 and 2012 was $197,000 and $3,148,000, respectively. The respective income tax provisions were for federal and state income tax at statutory rates.

Net income for the three month period ended June 30, 2013 was $334,000, a decrease of $4,801,000 from the $5,135,000 net income reported during the comparable 2012 period, primarily due to decreased revenues and gross profit, partially offset by decreased income tax expenses.

Six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012

Revenues for the six month period ended June 30, 2013 were $38,645,000, an increase of $1,540,000 or 4% from the $37,105,000 reported during the comparable 2012 period. The increase in revenues was primarily attributable to an increase in refrigerant revenues of $1,492,000 and an increase in RefrigerantSide® Services revenues of $48,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $8,610,000, offset in part by a decrease in the number of pounds of certain refrigerants sold, which accounted for a decrease in revenues of $7,118,000. The increase in RefrigerantSide® Services was attributable to an increase in the number of jobs completed offset by a decrease in the price of jobs completed when compared to the same period in 2012.

Cost of sales for the six month period ended June 30, 2013 was $26,935,000, an increase of $6,035,000 or 29% from the $20,900,000 reported during the comparable 2012 period. The increase in cost of sales was primarily due to an increase in the cost per pound of refrigerants sold in 2013 when compared to the same period in 2012. As a percentage of sales, cost of sales was 70% of revenues for 2013 compared to 56% for the comparable 2012 period.

Operating expenses for the six month period ended June 30, 2013 were $3,531,000, an increase of $13,000 from the $3,518,000 reported during the comparable 2012 period. The increase in operating expenses are due to an increase in selling expenses of $287,000 primarily due to increased selling payroll costs, offset by a decrease in general and administrative expenses of $274,000 primarily due to a decrease in administrative payroll accruals.

Other income (expense) for the six month period ended June 30, 2013 was ($440,000), compared to the ($357,000) reported during the comparable 2012 period. Other income (expense) includes interest expense of $440,000 and $358,000 for the comparable 2013 and 2012 periods, respectively. The increase in interest expense is due to increased borrowing on the PNC credit facility.

Income tax provision for the six month period ended June 30, 2013 and 2012 was $2,936,000 and $4,686,000, respectively. The respective income tax provisions were for federal and state income tax at statutory rates.

Net income for the six month period ended June 30, 2013 was $4,803,000, a decrease of $2,841,000 from the $7,644,000 net income reported during the comparable 2012 period, primarily due to decreased revenues and gross profit, partially offset by decreased income tax expenses.

Liquidity and Capital Resources

At June 30, 2013, the Company had working capital, which represents current assets less current liabilities, of $33,654,000, an increase of $6,246,000 from the working capital of $27,408,000 at December 31, 2012. The increase in working capital is primarily attributable to net income for the period.

Inventory and trade receivables are principal components of current assets. At June 30, 2013, the Company had inventories of $51,298,000, an increase of $11,131,000 from $40,167,000 at December 31, 2012. The increase in the inventory balance is due to the increased cost of HCFC refrigerants, which are currently being phased down by the EPA, as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2013, the Company had trade receivables, net of allowance for doubtful accounts, of $11,866,000, an increase of $9,910,000 from $1,956,000 at December 31, 2012. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the six month period ended June 30, 2013, was $13,830,000 compared with net cash used by operating activities of $3,537,000 for the comparable 2012 period. Net cash used by operating activities for the 2013 period was primarily attributable to increases in inventory and accounts receivable, offset by net income and an increase in accounts payable.

Net cash used by investing activities for the six month period ended June 30, 2013, was $540,000 compared with net cash used by investing activities of $556,000 for the comparable 2012 period. The net cash used by investing activities for the 2013 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the six month period ended June 30, 2013, was $12,753,000 compared with net cash provided by financing activities of $4,143,000 for the comparable 2012 period. The net cash provided by financing activities for the 2013 period was primarily due to an increase in short term borrowing and, to a lesser extent, the issuance of common stock upon the exercise of employee stock options.

At June 30, 2013, the Company had cash and cash equivalents of $2,374,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2013 will be approximately $2,500,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2013 (in 000’s):

	Six Month Period Ended June 30,
Long and short term debt and capital lease obligations:	2014	2015	2016	2017	2018 & Thereafter	Total
Principal	$24,475	$4,296	$282	$246	$0	$29,299
Estimated interest (1) (2)	742	732	16	4	0	1,494
Operating leases	736	462	298	127	127	1,750

Total contractual cash obligations	$25,953	$5,490	$596	$377	$127	$32,543

(1) The estimated interest payments on revolving debt are based on the interest rates in effect and the outstanding revolving debt obligation as of June 30, 2013 through the expiration of the PNC Facility on June 22, 2015.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. At June 30, 2013, total borrowings under the PNC Facility were $28,187,000, and there was $7,179,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 2.5% at June 30, 2013.

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

The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental clean’up at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges. As of June 30, 2013, the Company was in compliance with all covenants in the PNC Facility. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions and refrigerant pricing.. See “Overview” above.

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

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of June 30, 2013, the outstanding principal balance of this mortgage note was $685,000.

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

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, changes in which could affect operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the six month period ended June 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and in the aggregate these two customers accounted for 29% of the Company’s revenues. At June 30, 2013, there were $1,800,000 in outstanding receivables from these customers. For the six month period ended June 30, 2012, three customers each accounted for 10% or more of the Company’s revenues and in the aggregate these three customers accounted for 40% of the Company’s revenues. At June 30, 2012, there were $3,300,000 in outstanding receivables from these customers.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's operating results and financial position.

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of CFC and non CFC based refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. During the second quarter of 2013, cool spring weather negatively impacted the demand for refrigerants and resulted in reductions in the Company’s refrigerant revenues, which adversely affected the Company’s results of operations. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that to a lesser extent there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-2 (“ASU 2013-2”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-2 became effective for fiscal years beginning after December 31, 2012. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk primarily from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%. The outstanding balance on the PNC Facility as of June 30, 2013 was $28,187,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2012.

Item 6 - Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 6, 2013
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	August 6, 2013
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

