Form 10-Q
period 2013-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2013-11-08
CIK 925528

  UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SECTION 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common stock, $0.01 par value	25,070,386 shares
Class	Outstanding at November 8, 2013

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,943	$3,991
Trade accounts receivable - net of allowance for doubtful accounts of $245 and $227	6,866	1,956
Inventories	32,378	40,167
Prepaid expenses and other current assets	5,132	676
Deferred tax asset	234	234
Total current assets	48,553	47,024

Property, plant and equipment, less accumulated depreciation and amortization	4,745	4,765
Other assets	270	341
Deferred tax asset	4,941	3,888
Investments in affiliates	993	1,138
Intangible assets, less accumulated amortization	59	76
Total Assets	$59,561	$57,232

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,216	$6,219
Accrued payroll	431	661
Short-term debt and current maturities of long-term debt	18,076	12,736
Total current liabilities	24,723	19,616
Deferred income taxes	542	0
Long-term debt, less current maturities	4,748	4,920
Total Liabilities	30,013	24,536

Commitments and contingencies

Stockholders' equity:
Preferred stock shares authorized 5,000,000;
Series A convertible preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000;
25,070,386 and 24,124,625 issued and outstanding	251	241
Additional paid-in capital	44,876	43,722
Accumulated deficit	(15,579)	(11,267)
Total Stockholders' Equity	29,548	32,696

Total Liabilities and Stockholders' Equity	$59,561	$57,232

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except for share and per share amounts)

	Three month period		Nine month period
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Revenues	$15,171	$14,473	$53,816	$51,578
Cost of sales, excluding lower of cost or market adjustment	13,084	9,108	40,019	30,009
Lower of cost or market adjustment	14,700	0	14,700	0
Gross profit (loss)	(12,613)	5,365	(903)	21,569

Operating expenses:
Selling and marketing	756	572	2,397	1,926
General and administrative	1,077	1,078	2,967	3,242
Total operating expenses	1,833	1,650	5,364	5,168

Operating income (loss)	(14,446)	3,715	(6,267)	16,401

Other income (expense):
Interest expense	(247)	(174)	(687)	(532)
Interest income	0	0	0	1
Total other income (expense)	(247)	(174)	(687)	(531)

Income (loss) before income taxes	(14,693)	3,541	(6,954)	15,870

Income tax (benefit) expense	(5,578)	1,347	(2,642)	6,033

Net income (loss)	$(9,115)	$2,194	$(4,312)	$9,837

Net income (loss) per common share - Basic	$(0.36)	$0.09	$(0.17)	$0.41
Net income (loss) per common share - Diluted	$(0.36)	$0.08	$(0.17)	$0.37
Weighted average number of shares outstanding - Basic	25,070,386	23,928,081	24,751,674	23,834,685
Weighted average number of shares outstanding - Diluted	25,070,386	26,566,674	24,751,674	26,241,273

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries
Consolidated Statements of Cash Flows
Decrease in Cash and Cash Equivalents
(unaudited)
(Amounts in thousands)

	Nine month period
	ended September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(4,312)	$9,837
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	600	417
Allowance for doubtful accounts	49	24
Value of share-based payment arrangements	53	60
Amortization of deferred finance costs	61	20
Deferred tax (benefit) utilization	(1,053)	3,086
Lower of cost or market adjustment	6,694	0
Changes in assets and liabilities:
Trade accounts receivable	(4,959)	(2,666)
Inventories	1,095	(16,948)
Prepaid and other assets	(4,253)	(684)
Accounts payable and accrued expenses	(233)	(1,373)
Income taxes payable	0	1,168
Deferred income taxes	542	0
Cash used by operating activities	(5,716)	(7,059)

Cash flows from investing activities:
Additions to patents	(7)	(20)
Additions to property, plant, and equipment	(556)	(636)
Investment in affiliates	(47)	(3)
Cash used by investing activities	(610)	(659)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,110	160
Proceeds from short-term debt-net	5,337	5,369
Proceeds from issuance of long-term debt	0	4,387
Repayment of long-term debt	(169)	(2,719)
Cash provided by financing activities	6,278	7,197

Decrease in cash and cash equivalents	(48)	(521)
Cash and cash equivalents at beginning of period	3,991	3,958
Cash and cash equivalents at end of period	$3,943	$3,437

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$626	$511
Cash paid for income taxes	$1,085	$1,779

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2012. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2013 and December 31, 2012, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2013 and December 31, 2012.

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

For the nine month period ended September 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and in the aggregate these two customers accounted for 25% of the Company’s revenues. At September 30, 2013, there were $622,000 in outstanding receivables from these customers. For the nine month period ended September 30, 2012, three customers each accounted for 10% or more of the Company’s revenues and in the aggregate these three customers accounted for 40% of the Company’s revenues. At September 30, 2012, there were $3,300,000 in outstanding receivables from these customers.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of sales on the Consolidated Statements of Operations. Any such adjustment is based on management’s judgment regarding future demand and market conditions and analysis of historical experience. For the three and nine months ended September 30, 2013, the Company recognized a lower of cost or market adjustment to inventory in the amount of $14,700,000.

Property, plant, and equipment

Property, plant, and equipment are stated at cost, including internally manufactured equipment. The cost to complete equipment that is under construction is not considered to be material to the Company's financial position. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or the terms of the respective leases. Costs of maintenance and repairs are charged to expense when incurred.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine Month Period Ended September 30,	2013	2012
(in thousands, unaudited)
Refrigerant and reclamation sales	$50,564	$48,639
RefrigerantSide® services	3,252	2,939
Total	$53,816	$51,578

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income, and adjusts its valuation allowance accordingly. As of September 30, 2013 and December 31, 2012, the deferred tax asset was $5,175,000 and $4,122,000, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. Approximately $10,600,000 of the Company’s $13,000,000 of NOLs are subject to annual limitations of $1,300,000.

The Company has a current income tax receivable of $ 3,300,000 at September 30, 2013, which is included in prepaid expenses and other current assets on the balance sheet.  This receivable is primarily related to the pre-tax loss for the nine months ended September 30, 2013 and to a lesser extent to a tax refund on the 2012 federal income tax return.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2013, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The IRS recently initiated an examination of the Company’s federal income tax return for the fiscal year 2011.  The Company does not expect the results of this examination to have a material effect on the Company’s financial statements.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2013 and December 31, 2012, the Company had no uncertain tax positions.

Income (loss) per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands, unaudited):

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(9,115)	$2,194	$(4,312)	$9,837

Weighted average number of shares – basic	25,070,386	23,928,081	24,751,674	23,834,685
Weighted average number of shares underlying warrants	0	398,492	0	297,826
Weighted average number of shares underlying options	0	2,240,101	0	2,108,762
Weighted average number of shares outstanding – diluted	25,070,386	26,566,674	24,751,674	26,241,273

During the three and nine month periods ended September 30, 2013 and 2012, certain options and warrants aggregating 3,746,807 and no shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

In March 2013, the FASB issued ASU No. 2013-05, which amends the guidance in ASC 830, “Foreign Currency Matters”.  ASU No. 2013-05 addresses the accounting for the cumulative translation adjustment (“CTA”) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  This amended guidance is to be applied prospectively and is effective for the Company beginning on January 1, 2014.  The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2013 and 2012, the share-based compensation expense of $53,000 and $60,000, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. The Compensation Committee has delegated authority to our Chief Executive Officer, to grant stock options under the Company’s 2004 and 2008 stock incentive plans to employees who are not executive officers of up to a maximum of 10,000 shares per employee and up to an aggregate of 50,000 shares per year. As of September 30, 2013, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of September 30, 2013 there were 2,535,087 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the nine month periods ended September 30, 2013 and 2012, the Company issued 110,000 and 30,843 options, respectively. As of September 30, 2013, there was $130,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Period Ended
September 30,	2013	2012
Assumptions
Dividend yield	0%	0%
Risk free interest rate	.85%- 1.64%	.65%
Expected volatility	62%-76%	73%
Expected lives	5 years	5 years

A summary of the activity for the Company's plans for the indicated periods is presented below:

		Weighted
		Average
Stock Option Plan Totals	Shares	Exercise Price
Outstanding at December 31, 2011	3,435,443	$1.22
• Cancelled	(8,313)	$1.10
• Exercised	(109,038)	$1.42
• Granted	30,843	$3.27
Outstanding at December 31, 2012	3,348,935	$1.23
• Cancelled	(8,617)	$1.10
• Exercised	(945,761)	$1.20
• Granted	110,000	$3.01
Outstanding at September 30, 2013	2,504,557	$1.33

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2013 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,504,557	4.70 years	$1.33
Options vested	2,407,057	4.75 years	$1.27

The following is the intrinsic value at September 30, 2013 of:

Options outstanding	$1,931,430
Options vested in 2013	$53,125
Options exercised in 2013	$2,816,000

The intrinsic value of options exercised during the year ended December 31, 2012 was $267,000.

Note 3 -  Debt

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $183,000 are being amortized over the life of the loan. At September 30, 2013, total borrowings under the PNC Facility were $21,788,000, and there was $4,932,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 2.5% at September 30, 2013.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of September 30, 2013 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%.

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

The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, as the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distribution made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental cleanup at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges.

On October 25, 2013, HTC entered into the Second Amendment to the PNC Facility, (the “Second PNC Amendment”) which among other things, waived HTC’s requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, required under the PNC Facility.  The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014, as follows:

Period	Amount
3 month period ending December 31, 2013	$(2,154,000)
3 month period ending March 31, 2014	$494,000
6 month period ending June 30, 2014	$2,035,000
9 month period ending September 30, 2014	$3,012,000
12 month period ending December 31, 2014	$1,879,000

EBITDA, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations.

After giving effect to the Second PNC Amendment, the Company was in compliance with all covenants required under the PNC Facility as of September 30, 2013. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions and refrigerant pricing. In the foreseeable future, the Company believes that it is reasonably likely that the Company will continue to be in compliance with all covenants in the PNC Facility, as amended.

The amendment redefines the “Revolving Interest Rate” as well as the “Term Loan Rate” as previously defined in the agreement as follows:

“Revolving Interest Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one percent (1.00%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to the Eurodollar Rate Loans.

“Term Loan Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one percent (1.00%) with respect to the Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 22, 2015, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 4 - Investment In Affiliates

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l (“SHT”) and with the principals of Banini-Binotti Associates (“BB”). The joint venture created a new entity known as Hudson Technologies Europe, S.r.l. (“HTE”). The Company and SHT each own 40% of HTE with BB owning the remaining 20%. HTE’s purpose is to develop a business that provides for refrigerant reclamation, RefrigerantSide® services and energy optimization services throughout most of Europe, the Middle East and North Africa. As of September 30, 2013, the joint venture has begun limited operations. The Company intends to, over time, have each of its offerings that are available in the US made available in each of these geographies through the operations of HTE. As of September 30, 2013, the Company has an investment of $535,000 in HTE and once the results of operations are deemed material, the Company’s share of the joint venture will be recorded under the equity method.

In August 2012, the Company entered into a joint venture agreement with SHT. The joint venture created a new entity known as Safety Hi-Tech USA, LLC (“USA”). The Company and SHT each own 50% of USA. USA’s purpose is to develop a business that provides fire suppression and suppressants throughout North America and Mexico. As of September 30, 2013, the Company has made an investment of $650,000. As of September 30, 2013, the joint venture has begun limited operations.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and additional federal regulations were enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants for the years 2010 through 2014. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in March 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for further reduction in the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule. The final rule allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. The Company believes that the production permitted by the final rule created an oversupply of HCFC-22 during the 2013 cooling season. The Company believes that this oversupply has resulted in a reduction in the market price of HCFC-22. This reduction in price has resulted in an inventory write down and is reflected on the Consolidated Statements of Operations as a lower of cost or market adjustment in the amount of $14,700,000 for the three and nine months ended September 30, 2013. To the extent that the oversupply exceeds the demand for HCFC-22 for the foreseeable future, the Company would expect further declines in the market price of HCFC-22, which could result in additional loss of revenues and impairment of the value of its HCFC-22 inventory. Such change in revenues or inventory value could have a material adverse effect on the Company’s operating results and financial position.

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

Results of Operations

Three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012

Revenues for the three month period ended September 30, 2013 were $15,171,000, an increase of $698,000 or 5% from the $14,473,000 reported during the comparable 2012 period. The increase in revenues was attributable to an increase in refrigerant revenues of $433,000 and an increase in RefrigerantSide® Services revenues of $265,000. The increase in refrigerant revenue is primarily related to an increase in the number of pounds of certain refrigerants sold when compared to the same period in 2012, offset to a lesser extent by a decrease in the average selling price of certain refrigerants sold. The increase in RefrigerantSide® Services was attributable to both an increase in the number of jobs completed and an increase in the price of jobs completed when compared to the same period in 2012.

Cost of sales, excluding the lower of cost or market adjustment, for the three month period ended September 30, 2013 was $13,084,000 or 86% of sales.  In addition, the lower of cost or market adjustment to the inventory was $14,700,000 for a total cost of sales for three month period ended September 30, 2013 of $27,784,000.  The cost of sales for the three month period ended September 30, 2012 was $9,108,000 or 63% of sales.  The increase in the cost of sales, excluding the lower of cost or market adjustment, is due to both an increase in the number of pounds of refrigerant sold and an increase in the cost per pound of refrigerant sold compared to the same period in 2012.  The increase in the cost of sales percentage from 63% for the three month period ended September 30, 2012 to the 86% for the three month ended September 30, 2013 is due to the adjusted cost of HCFC-22 per pound relative to the selling price yielding a minimal gross margin on the HCFC-22 sales for the three months ended September 30, 2013 compared to the gross margins on the HCFC-22 for the same period in 2012.

Operating expenses for the three month period ended September 30, 2013 were $1,833,000, an increase of $183,000 from the $1,650,000 reported during the comparable 2012 period.  The increase in operating expenses is due to an increase in selling expenses, primarily due to increased selling payroll costs.

Other income (expense) for the three month period ended September 30, 2013 was ($247,000), compared to the ($174,000) reported during the comparable 2012 period.  Other income (expense) includes interest expense of $247,000 and $174,000 for the comparable 2013 and 2012 periods, respectively.  The increase in interest expense is due to increased borrowing on the PNC credit facility.

Income tax benefit for the three month period ended September 30, 2013 was $5,578,000 compared to an income tax provision of $1,347,000 for the three month period ended September 30, 2012.  The income tax benefit and provision were for federal and state income tax at statutory rates applied to the pre-tax loss or income for the respective periods.

Net loss for the three month period ended September 30, 2013 was $9,115,000, a decrease of $11,309,000 from the $2,194,000 net income reported during the comparable 2012 period, primarily due a charge to earnings to reflect the lower of cost or market adjustment in the amount of $ 14,700,000, partially offset by an income tax benefit.

Nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012

Revenues for the nine month period ended September 30, 2013 were $53,816,000, an increase of $2,238,000 or 4% from the $51,578,000 reported during the comparable 2012 period. The increase in revenues was attributable to an increase in refrigerant revenues of $1,925,000 and an increase in RefrigerantSide® Services revenues of $313,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $5,465,000, offset in part by a decrease in the number of pounds of certain refrigerants sold, which accounted for a decrease in revenues of $3,540,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the number of jobs completed offset to a lesser extent, by a decrease in the price of jobs completed when compared to the same period in 2012.

Cost of sales, excluding the lower of cost or market adjustment, for the nine month period ended September 30, 2013 was $40,019,000 or 74% of sales.  In addition, the lower of cost or market adjustment to the HCFC-22 inventory was $14,700,000 for a total cost of sales for nine month period ended September 30, 2013 of $54,719,000.  The cost of sales for the nine month period ended September 30, 2012 was $30,009,000 or 58% of sales.  The increase in the cost of sales, excluding the lower of cost or market adjustment, is due to an increase in the cost per pound of refrigerant sold compared to the same period in 2012.  The increase in the cost of sales percentage from 58% for the nine month period ended September 30, 2012 to 74% for the nine month ended September 30, 2013 is due to the adjusted cost of HCFC-22 per pound relative to the selling price yielding a lower gross margin on the HCFC-22 sales for the nine month ended September 30, 2013 compared to the gross margins on the HCFC-22 for the same period in 2012.

Operating expenses for the nine month period ended September 30, 2013 were $5,364,000, an increase of $196,000 from the $5,168,000 reported during the comparable 2012 period.  The increase in operating expenses is due to an increase in selling expenses of $471,000 primarily due to increased selling payroll costs, offset by a decrease in general and administrative expenses of $275,000 primarily due to a decrease in administrative payroll accruals.

Other income (expense) for the nine month period ended September 30, 2013 was ($687,000), compared to the ($531,000) reported during the comparable 2012 period.  Other income (expense) includes interest expense of $687,000 and $532,000 for the comparable 2013 and 2012 periods, respectively.  The increase in interest expense is due to increased borrowing on the PNC credit facility.

Income tax benefit for the nine month period ended September 30, 2013 was $2,642,000 compared to an income tax provision for the nine month period ended September 30, 2012 of $6,033,000.  The income tax benefit and provision were for federal and state income tax at statutory rates applied to the pre-tax loss or income for the respective periods.

Net loss for the nine month period ended September 30, 2013 was $4,312,000, a decrease of $14,149,000 from the $9,837,000 net income reported during the comparable 2012 period, primarily due to a charge to earnings to reflect the lower of cost or market adjustment in the amount of $14,700,000, partially offset by an income tax benefit.

Liquidity and Capital Resources

At September 30, 2013, the Company had working capital, which represents current assets less current liabilities, of $23,830,000, a decrease of $3,578,000 from the working capital of $27,408,000 at December 31, 2012.  The decrease in working capital is primarily attributable to the net loss for the period.

Inventory and trade receivables are principal components of current assets.  At September 30, 2013, the Company had inventories of $32,378,000, a decrease of $7,789,000 from $40,167,000 at December 31, 2012.  The decrease in the inventory balance is due to the lower of cost or market adjustment to reduce the cost of HCFC refrigerants, which are currently being phased down by the EPA, as well as the timing and availability of inventory purchases and the sale of refrigerants.  The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants.  At September 30, 2013, the Company had trade receivables, net of allowance for doubtful accounts, of $6,866,000, an increase of $4,910,000 from $1,956,000 at December 31, 2012.  The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the nine month period ended September 30, 2013, was $5,716,000 compared with net cash used by operating activities of $7,059,000 for the comparable 2012 period.  Net cash used by operating activities for the 2013 period was primarily attributable to an increase in accounts receivable and prepaid expenses, and a decrease in inventory.

Net cash used by investing activities for the nine month period ended September 30, 2013, was $610,000 compared with net cash used by investing activities of $659,000 for the comparable 2012 period.  The net cash used by investing activities for the 2013 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the nine month period ended September 30, 2013, was $6,278,000 compared with net cash provided by financing activities of $7,197,000 for the comparable 2012 period.  The net cash provided by financing activities for the 2013 period was primarily due to an increase in short term borrowing and, to a lesser extent, the issuance of common stock upon the exercise of employee stock options.

At September 30, 2013, the Company had cash and cash equivalents of $3,943,000.  The Company continues to assess its capital expenditure needs.  The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.  The Company estimates that the total capital expenditures for 2013 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2013 (in 000’s):

	Nine Month Period Ended September 30,
	2014	2015	2016	2017	2018 & Thereafter	Total
Long and short term debt and capital lease obligations:
Principal	$18,076	$4,290	$280	$178	$0	$22,824
Estimated interest (1) (2)	579	568	13	3	0	1,163
Operating leases	696	382	258	128	97	1,561

Total contractual cash obligations	$19,351	$5,240	$551	$309	$97	$25,548

(1) The estimated interest payments on revolving debt are based on the interest rates in effect per the Second PNC Amendment and the outstanding revolving debt obligation as of September 30, 2013 through the expiration of the PNC Facility on June 22, 2015.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. At September 30, 2013, total borrowings under the PNC Facility were $21,788,000, and there was $4,932,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 2.5% at September 30, 2013.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of September 30, 2013 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%.

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

The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve month basis.  Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, as the ratio of  (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distribution made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental cleanup at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period.  EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges.

On October 25, 2013, HTC entered into the Second Amendment to the PNC Facility, (the “Second PNC Amendment”) which among other things, waived HTC’s requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, required under the PNC Facility.  The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014, as follows:

Period	Amount
3 month period ending December 31, 2013	$(2,154,000)
3 month period ending March 31, 2014	$494,000
6 month period ending June 30, 2014	$2,035,000
9 month period ending September 30, 2014	$3,012,000
12 month period ending December 31, 2014	$1,879,000

EBITDA, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP.  We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations.

After giving effect to the Second PNC Amendment, the Company was in compliance with all covenants required under the PNC Facility as of September 30, 2013.  The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions and refrigerant pricing.  In the foreseeable future, the Company believes that it is reasonably likely that the Company will continue to be in compliance with all covenants in the PNC Facility, as amended.

The amendment redefines the “Revolving Interest Rate” as well as the “Term Loan Rate” as previously defined in the agreement as follows:

“Revolving Interest Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one percent (1.00%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to the Eurodollar Rate.

“Term Loan Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one percent (1.00%) with respect to the Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 22, 2015, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

  On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit pursuant to the Company’s shelf registration and received net proceeds of approximately $4,900,000 (“2010 Offering”). The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and were initially exercisable for a five-year period. Effective as of March 4, 2011, the Company repurchased warrants to purchase 150,000 shares of the Company’s common stock at a price of $0.60 per warrant. In March 2011 the expiration date of the remaining warrants was extended to July 7, 2016.  The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid in capital. In March 2012, warrants to purchase 50,000 shares of the Company’s common stock were exercised on a “net exercise” basis and the Company issued 7,349 shares of common stock in exchange for the warrants surrendered.  As a result of the repurchase, and the exercise of 50,000 warrants, there are 1,242,250 warrants outstanding.

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of September 30, 2013, the outstanding principal balance of this mortgage note was $645,000.

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

For the nine month period ended September 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and in the aggregate these two customers accounted for 25% of the Company’s revenues. At September 30, 2013, there were $622,000 in outstanding receivables from these customers. For the nine month period ended September 30, 2012, three customers each accounted for 10% or more of the Company’s revenues and in the aggregate these three customers accounted for 40% of the Company’s revenues. At September 30, 2012, there were $3,300,000 in outstanding receivables from these customers.

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

In March 2013, the FASB issued ASU No. 2013-05, which amends the guidance in ASC 830, “Foreign Currency Matters”.  ASU No. 2013-05 addresses the accounting for the cumulative translation adjustment (“CTA”) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  This amended guidance is to be applied prospectively and is effective for the Company beginning on January 1, 2014.  The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We are exposed to market risk primarily from fluctuations in interest rates on the PNC Facility.  The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period.  As of September 30, 2013 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.25%.  The outstanding balance on the PNC Facility as of September 30, 2013 was $28,187,000.  Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2012.

Item 5 - Other Information

As reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2013, at our 2013 Annual Meeting of Shareholders, as to the proposal to approve, on a non-binding advisory basis, the frequency of future advisory votes on resolutions approving the compensation of the Company’s named executive officers, shareholders cast the highest number of votes in favor of holding a future advisory vote annually.  In light of this result and other factors considered by our board of directors, the board of directors has determined that we will hold future shareholder advisory votes on the compensation of the Company’s named executive officers every year until the next required vote on the frequency of future advisory votes.  We are required to hold a shareholders advisory vote on the frequency of future advisory votes on the compensation of the named executive officers every six years.

On October 22, 2013, the Company’s 2004 and 2008 stock incentive plans were each amended to grant to the Compensation Committee of the board of directors the ability, in its discretion, to delegate to one or more officers of the Company the authority to issue grants and awards under the 2004 and 2008 stock incentive plans to non-section 16 reporting individuals.  Pursuant to these amendments the Compensation Committee has delegated authority to our Chief Executive Officer to grant stock options under the Company’s 2004 and 2008 stock incentive plans to employees who are not executive officers of up to a maximum, 10,000 shares per employee and up to an aggregate of 50,000 shares per year.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (1)
10.2	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (2) ______________

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 8, 2013
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 8, 2013
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.1	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (1)
10.2	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (2) ______________

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(2)	Filed herewith.

