Form 10-K
period 2013-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2014-02-28
CIK 925528

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2013 was approximately $59,327,565.  As of February 28, 2014 there were 25,090,386 shares of the registrant’s common stock outstanding.

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

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results.  Currently the Company purchases virgin, hydro chlorofluorocarbon (“HCFC”) and hydro fluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers.  Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants.  Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.  Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants and, in December 2009, the Environmental Protection Agency (“EPA”) published a final rule (the “2009 Rule”) which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014 to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants.  As a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule providing for further reductions in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule (the “April 2013 Rule”).    In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019.  A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA. See “Recent Developments.” Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020, and production of all HCFC refrigerants is scheduled to be phased out by 2030.

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

The Act, and the federal regulations enacted under authority of the Act, have mandated and/or promoted responsible use practices in the air conditioning and refrigeration industry, which are intended to minimize the release of refrigerants into the atmosphere and encourage the recovery and re-use of refrigerants.  In addition to prohibiting the venting of CFC and HCFC refrigerants, and prohibiting and/or phasing down the production of CFC and HCFC refrigerants, the Act mandates the recovery of these refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants.    Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems regardless of the refrigerant being used.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release to the atmosphere and the corresponding ozone depletion and global warming impact. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing.  The Company believes it is the largest refrigerant reclaimer in the United States.  Additionally, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems.  These services, known as RefrigerantSide® Services, complement the Company’s refrigerant sales and refrigerant reclamation and management services.  The Company has also developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy.  In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions.  See “Carbon Offset Projects”.

Refrigerant Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. Virgin, non-CFC refrigerants, including HCFC and HFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale.   Additionally, the Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed using the Company's high speed proprietary reclamation equipment, its proprietary  Zugibeast® system, and then are resold by the Company.

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, laboratory testing through the Company’s laboratory, which has been certified by the Air Conditioning, Heating and Refrigeration Institute (“AHRI”), and banking (storage) services tailored to individual customer requirements.  Hudson also separates “crossed” (i.e. commingled) refrigerants and provides re-usable cylinder refurbishment and hydrostatic testing services.

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

The Company also delivers global energy services (“GES”) offerings to large industrial and commercial companies both in the United States and internationally. A large portion of its (“GES”) business involves the performance of  “investment grade” Energy Savings Assessments (“ESAs”) for process and utility systems including steam, refrigeration and process cooling, process heating, waste heat recovery, and combined heat and power systems. These assessments can identify significant energy and cost savings projects for customers that lead to a direct reduction in carbon dioxide (“CO2”) emissions from the site or from the power plants.  The Company’s (“GES”) division is staffed by engineers that are recognized as Energy Experts and Qualified Best Practices Specialists by the United States Department of Energy (“DOE”) in the areas of Steam and Process Heating under the DOE “Best Practices” program, and are the Lead International Energy Experts for steam systems for the United Nations Industrial Development Organization.  The Company’s staff have trained more than 2,500 industrial plant personnel in the US and internationally, and have developed and are currently delivering training curriculums in 10 different countries.

The Company has also been awarded several US patents for its Performance Monitoring & Optimization System (“PMOS”), which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. The Company’s PMOS is able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson’s RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. Improving the system efficiency reduces power consumption thereby directly reducing CO2 emissions at the power plants or onsite.   In addition, the Company’s ChillSmart® offering, which combines the PMOS methodology with the Company’s Chiller Chemistry® offering, provides a snapshot of a packaged chiller’s operating efficiency and health. ChillSmart® provides a very effective predictive maintenance tool and helps our customers to identify the operating chillers that cause higher operating costs. In November 2012, the Company acquired proprietary EffTrack™ chiller efficiency software to complement the Company’s ChillSmart® offering and to enable customers to monitor and improve chiller performance and proactively identify and correct system inefficiencies.

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

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. The Company has Alliances in Europe and South Africa, and over time, the Company expects to introduce its technology and offerings to several other geographies around the world.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants.  The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured.  Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most-widely used refrigerants.  Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004.  Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants.  Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and in December 2009 the EPA published the 2009 Rule which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014 to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants.  As a result of litigation, the 2009 Rule was vacated, and in April 2013 the EPA issued the April 2013 Rule providing for further reductions in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule.  In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019.  A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA. See “Recent Developments.” Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by the year 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.  The limitations imposed by and under the Act may limit supplies of virgin refrigerants for the foreseeable future or cause a significant increase in the price of virgin HCFC refrigerants.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers.  Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 23% of the Company’s revenues. At December 31, 2013, there were $344,000 in outstanding receivables from these customers.

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

The Company may also be subject to regulations adopted by the EPA which impose certain reporting requirements arising out of the importation of certain HCFCs, and arising out of the importation, purchase, production, use and/or emissions of certain greenhouse gases, including HFCs.

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

Employees

The Company has 91 full and 2 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union.  The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company holds a United States patent and seventeen foreign patents and has patent applications pending in two other foreign countries, all relating to the high-speed equipment, components and process to reclaim refrigerants. The Company also holds a registered trademark for its Zugibeast®.  The United States patent will expire in May 2014 and the foreign patents will expire between May 2014 and December 2014.  The Company also holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for certain systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies.  These patents will expire between February 2017 and April 2032.

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

Recent Developments

In April 2013, the EPA issued the April 2013 Rule providing for further reduction in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule.  The April 2013 Rule allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.  In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019 (the “Period”).  In the proposed rule, the EPA discusses several alternatives for the phase down of HCFC-22 during the Period, and identifies a preferred approach that would implement a linear draw down for the production or importation of HCFC-22 that would start at 30 million pounds in 2015 and reduce by approximately 6 million pounds each year and end at zero in 2020.  A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA.  The Company expects that a final rule establishing the actual number of pounds for the entire Period will be issued in 2014.

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

Refrigerant sales continue to represent a significant portion of our revenues.  Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitations: (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the ban on production of CFC based refrigerants under the Act; (iii) the proposed legislation which, if enacted, could impose limitations on production and consumption of HFC refrigerants; (iv) introduction of new refrigerants and air conditioning and refrigeration equipment; (v) price competition resulting from additional market entrants; (vi) changes in government regulation on the use and production of refrigerants; and (vii) reduction in demand for refrigerants.  We do not maintain firm agreements with any of our suppliers of refrigerants and we do not hold allowances permitting us to purchase and import HCFC refrigerants abroad.  Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HCFC production, or may not be available on commercially reasonable terms.  Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants.  Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

Issues relating to potential global warming and climate change could have an impact on our business.

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and climate change and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants.  In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants, and current and future global warming and climate change or related legislation and/or regulations may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products.

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

Currently, our officers and directors collectively own approximately 26% of our outstanding common stock.  Accordingly, our officers and directors are in a position to significantly effect, and potentially fully control us and the election of our directors.  There is no provision for cumulative voting for our directors.

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

The Company's Baton Rouge, Louisiana depot facility is a 1,800 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $15,000 pursuant to an arrangement expiring in February 2015.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999.  On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000.  The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017.  The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of December 31, 2013, the Company has $603,000 outstanding under this mortgage and the annual real estate taxes on this facility are approximately $42,000.

The Company has established a second facility in Champaign, Illinois, which is a 76,000 square foot facility located in an approximately 130,000 square foot building.  The building is leased from an unaffiliated third party at an annual rental of $327,000, pursuant to an arrangement expiring in December 2014.

The Company's Charlotte, North Carolina depot facility is an 8,500 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $62,000 pursuant to an agreement expiring in March 2016.

The Company’s Stony Point, New York depot facility is an 18,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $116,000 pursuant to an agreement expiring in June 2016.

The Company's headquarters are located in a 4,200 square foot office facility located in a multi-tenant building in Pearl River, New York.  The building is leased from an unaffiliated third party at an annual rental of $93,000 pursuant to an agreement expiring in August 2018.

The Company’s Pottsboro, Texas telemarketing facility is located in a 1,350 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $18,000 pursuant to an agreement expiring in August 2014.

The Company's Hampstead, New Hampshire telemarketing facility is located in a 1,600 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $28,000 pursuant to an agreement expiring in August 2017.

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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated.  In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly.  Additionally, in March 2013, the DEC approved a further modification of the Order on Consent to modify the operation of the remediation system and to further reduce the frequency and scope of testing.  The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent.  Based upon the  most recent modifications to the Order on Consent, as of December 31, 2013, the Company accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order of Consent through December 31, 2018.  There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the years ended December 31, 2013 and 2012, the Company incurred $100,000 and $102,000, respectively, in additional remediation costs in connection with the matters above.  There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations.  There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

	High	Low
2012
• First Quarter	$3.82	$1.38
• Second Quarter	$4.23	$2.84
• Third Quarter	$4.40	$3.23
• Fourth Quarter	$4.06	$2.98

2013
• First Quarter	$5.04	$3.59
• Second Quarter	$4.45	$3.11
• Third Quarter	$3.26	$1.76
• Fourth Quarter	$3.72	$1.75

The number of record holders of the Company's common stock was approximately 164 as of February 28, 2014.  The Company believes that there are in excess of 3,502 beneficial owners of its common stock.

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

See Item 12 for certain information with respect to the Company's equity compensation plans as of December 31, 2013.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues.  The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Effective January 1, 1996, the Act  prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants.  Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.  Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and in December 2009, the EPA issued the 2009 Rule which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014.  In 2011, as a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule providing for further reductions in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule.  The final rule issued in April 2013 allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019.  In the proposed rule, the EPA discusses several alternatives for the phase down of HCFC-22 during the years 2015 through 2019, and identifies a preferred approach that would implement a linear draw down for the production or importation of HCFC-22 that would start at 30 million pounds in 2015 and  reduce by approximately 6 million pounds each year and end at zero in 2020.   A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA.  As reflected in our historical operating results, EPA rule making and its corresponding impact on supply, pricing, and market behavior has a material effect on the Company’s operating results. The Company expects this final rule to have a material impact on the Company’s operating results and financial position.

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

Results of Operations

Year ended December 31, 2013 as compared to the year ended December 31, 2012

Revenues for the year ended December 31, 2013 were $58,634,000, an increase of $2,187,000 or 4% from the $56,447,000 reported during the comparable 2012 period.  The increase in revenues was attributable to an increase in refrigerant revenues of $2,073,000 and an increase in RefrigerantSide® Services revenues of $114,000.  The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $6,052,000, offset in part by a decrease in the number of pounds of certain refrigerants sold, which accounted for a decrease in revenues of $3,979,000.  The increase in RefrigerantSide® Services was primarily attributable to an increase in the number of jobs completed offset to a lesser extent by a decrease in the price of jobs completed when compared to the same period in 2012.

Cost of sales, excluding the lower of cost or market (“LCM”) adjustment, for the year ended December 31, 2013 was $44,664,000 or 76% of sales.  In addition, the LCM adjustment to the HCFC-22 inventory was $14,700,000 for a total cost of sales for year ended December 31, 2013 of $59,364,000.  The LCM inventory adjustment, which significantly increased our  cost of sales, was due to an approximately 50% decline in HCFC-22 refrigerant pricing from April to September 2013 following the issuance of the EPA’s final rule in April 2013. The cost of sales for the year ended December 31, 2012 was $33,905,000 or 60% of sales.  The increase in the cost of sales, excluding the lower of cost or market adjustment, is due to an increase in the cost per pound of refrigerant sold compared to the same period in 2012.  The increase in the cost of sales percentage from 60% for the year ended December 31, 2012 to 76% for the year ended December 31, 2013 is due to the adjusted cost of HCFC-22 per pound relative to the selling price yielding a lower gross margin on the HCFC-22 sales for the year ended December 31, 2013 compared to the gross margins on the HCFC-22 for the same period in 2012.

Operating expenses for the year ended December 31, 2013 were $7,755,000, an increase of $93,000 from the $7,662,000 reported during the comparable 2012 period.  The increase in operating expenses is due to an increase in selling expenses of $284,000 primarily due to increased selling payroll costs, offset by a decrease in general and administrative expenses of $191,000 primarily due to a decrease in administrative payroll expense.

Other income (expense) for the year ended December 31, 2013 was ($933,000), compared to the ($684,000) reported during the comparable 2012 period.  Other income (expense) includes interest expense of $933,000 and $693,000 for the comparable 2013 and 2012 periods, respectively.  The increase in interest expense is due to increased borrowing on the PNC credit facility.

Income tax benefit for the year ended December 31, 2013 was $3,576,000 compared to an income tax provision for the year ended December 31, 2012 of $1,395,000. For 2013 the income tax benefit of $3,576,000 was for federal and state income tax at statutory rates applied to the pre-tax loss. For 2012 the income tax provision of $1,395,000 was for federal and state income tax at statutory rates or $5,395,000 offset by the release of $4,000,000 of the Company’s deferred tax asset valuation allowance.

Net loss for the year ended December 31, 2013 was $5,842,000, a decrease of $18,643,000 from the $12,801,000 net income reported during the comparable 2012 period, primarily due to the reduction in gross profit, partially offset by an income tax benefit.

Liquidity and Capital Resources

At December 31, 2013, the Company had working capital, which represents current assets less current liabilities of $22,255,000, a decrease of $5,153,000 from the working capital of $27,408,000 at December 31, 2012.  The decrease in working capital is primarily attributable to the net loss for the period.

Inventory and trade receivables are principal components of current assets.  At December 31, 2013, the Company had inventories of $33,967,000, a decrease of $6,200,000 from $40,167,000 at December 31, 2012.  The decrease in the inventory balance is due to the lower of cost or market adjustment to reduce the cost of HCFC refrigerants, which are currently being phased down by the EPA, as well as the timing and availability of inventory purchases and the sale of refrigerants.  The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants.  At December 31, 2013, the Company had trade receivables, net of allowance for doubtful accounts, of $3,706,000, an increase of $1,750,000 from $1,956,000 at December 31, 2012.  The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the year ended December 31, 2013, was $6,417,000 compared with net cash used by operating activities of $9,266,000 for the comparable 2012 period.  Net cash used by operating activities for the 2013 period was primarily attributable to the net loss for the period.

Net cash used by investing activities for the year ended December 31, 2013, was $397,000 compared with net cash used by investing activities of $1,997,000 for the comparable 2012 period.  The net cash used by investing activities for the 2013 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the year ended December 31, 2013, was $3,492,000 compared with net cash provided by financing activities of $11,296,000 for the comparable 2012 period.  The net cash provided by financing activities for the 2013 period was primarily due to an increase in short term borrowing and, to a lesser extent, the issuance of common stock upon the exercise of employee stock options.

At December 31, 2013, the Company had cash and cash equivalents of $669,000.  The Company continues to assess its capital expenditure needs.  The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.  The Company estimates that the total capital expenditures for 2014 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2013 (in 000’s):

	Twelve Month Period Ended December 31,
	2014	2015	2016	2017	2018 & Thereafter	Total
Long and short term debt and capital lease obligations:
Principal	$15,367	$4,284	$274	$113	$0	$20,038
Estimated interest (1) (2)	604	307	10	1	0	922
Operating leases	785	315	202	124	70	1,496

Total contractual cash obligations	$16,756	$4,906	$486	$238	$70	$22,456

_______________
(1)  The estimated interest payments on revolving debt are based on the interest rates in effect per the Second PNC Amendment and the outstanding revolving debt obligation as of December 31, 2013 through the expiration of the PNC Facility (as defined below).

(2)  The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility (the “PNC Facility”). Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility.  On February 15, 2013, the PNC Facility was amended.  As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. At December 31, 2013, total borrowings under the PNC Facility were $19,080,000, and there was $8,349,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at December 31, 2013.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of December 31, 2013, interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%.

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

On October 25, 2013, we entered into the Second Amendment to the PNC Facility, (the “Second PNC Amendment”) which among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, required under the PNC Facility.  The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014, as follows:

Period	Amount
3 month period ended December 31, 2013	$(2,154,000)
3 month period ending March 31, 2014	$494,000
6 month period ending June 30, 2014	$2,035,000
9 month period ending September 30, 2014	$3,012,000
12 month period ending December 31, 2014	$1,879,000

After giving effect to the Second PNC Amendment, as of December 31, 2013, the Company was in compliance with the EBITDA covenant. EBITDA for the 3 month period ended December 31, 2013 was ($2,010,000), which was in compliance with the amended EBITDA covenant for the period of ($2,154,000) by $144,000. The EBITDA was calculated as follows:

For the 3 months ending December 31, 2013
Net loss	$(1,530,000)
less: income tax benefit	(934,000)
Loss before income taxes	(2,464,000)
less: interest expense	246,000
less: depreciation and amortization	208,000

Earnings before interest, taxes, depreciation, and amortization	$(2,010,000)

EBITDA, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP.  We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations. We have provided a reconciliation of the net loss to EBITDA solely for the purpose of complying with SEC regulations and not as an indication that EBITDA is a substitute measure for income from operations.

After giving effect to the Second PNC Amendment, the Company was in compliance with all covenants, as amended, required under the PNC Facility as of December 31, 2013.  The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing.  Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000.  The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017.  The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of December 31, 2013, the principal balance of this mortgage note was $603,000.

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

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business  could affect our operating results.  Currently the Company purchases virgin, HCFC and HFC refrigerants and reclaimable, primarily HCFC and CFC, refrigerants from suppliers and its customers.  To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the year ended December 31, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 23% of the Company’s revenues. At December 31, 2013, there were $344,000 in outstanding receivables from these customers.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, which amends the guidance in ASC 830, “Foreign Currency Matters”.  ASU No. 2013-05 addresses the accounting for the cumulative translation adjustment (“CTA”) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  This amended guidance is to be applied prospectively and is effective for the Company beginning on January 1, 2014.  The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our results of operations or our financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk primarily from fluctuations in interest rates on the PNC Facility.  The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period.  As of December 31, 2013 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%.  The outstanding balance on the PNC Facility as of December 31, 2013 was $19,080,000.  Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	50	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	52	President and Chief Operating Officer, Director
James R. Buscemi	60	Chief Financial Officer
Charles F. Harkins, Jr.	52	Vice President Sales
Stephen P. Mandracchia	54	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	67	Director
Dominic J. Monetta	72	Director
Otto C. Morch	80	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991.  From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications.  Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm.  We believe Mr. Zugibe’s qualifications to sit on our Board of Directors include his 27 years of experience in the air conditioning and refrigeration industry including as our founder, our Chairman and Chief Executive Officer for 22 years.  Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002.  From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO USA, LLP, the Company's independent registered public accounting firm.  We believe Mr. Coleman’s qualifications to sit on our Board of Directors include his prior financial and accounting experience obtained as a partner with BDO USA, LLP, and his 17 years of experience in the air conditioning and refrigeration industry including as our President and Chief Operating Officer for the past 11 years.

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

Vincent P. Abbatecola has been a Director of the Company since June 1994.  Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971.  He was formerly the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital.  Mr. Abbatecola serves on the Rockland Board of Governors, the United Hospice of Rockland Board and the St. Thomas Aquinas College President’s Council.  We believe that Mr. Abbatecola’s qualifications to sit on our Board include his business experience obtained as Vice President of Abbey Ice and Spring Water Company, his 20 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including as Chairman of the Company’s Audit Committee for 19 years.

Dominic J. Monetta, DPA has been a Director of the Company since April 1996.  Dr. Monetta has since August 1993, been the President of Resource Alternatives, Inc., a corporate development firm concentrating on resolving technically oriented managerial issues facing chief executive officers and their senior executives.  From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense.  From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy.  Dr. Monetta’s qualifications to sit on our board include his chemical engineering and other management experience obtained as a senior executive for the US Departments of Energy and Defense. Dr. Monetta has 17 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board and includes his membership on the Company’s Audit Committee for the last 6 years and Occupational, Safety and Environmental Protection Committee for the last 12 years.

Otto C. Morch has been a Director of the Company since March 1996.  Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997.   We believe that Mr. Morch’s qualifications to sit on our Board include his financial and other experience obtained as a Senior Vice President at Provident Savings Bank, F.A., his 18 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company’s Audit Committee for 18 years.

Hudson has established a Compensation Committee of the Board of Directors, which is responsible for, among other things, assisting the Board in overseeing Hudson’s executive compensation strategy and reviewing and approving the compensation of our executive officers and for the administration of Hudson’s employee benefit plans. The Compensation Committee is also responsible for reviewing and approving the compensation of the Company’s directors. The executive officers do not determine executive or director compensation but provide information and recommendations to the Compensation Committee upon its request. The Compensation Committee has delegated authority to the Company’s Chief Executive Officer to grant stock options under the Company’s 2004 and 2008 stock incentive plans to employees who are not executive officers of up to a maximum of 10,000 shares per employee and up to an aggregate of 50,000 shares per year. The members of the Committee are Messrs. Abbatecola, Monetta and Morch, each of whom (i) is an “independent” director as defined under the rules of NASDAQ and (ii) qualifies as “outside” directors within the meaning of Internal Revenue Code Section 162(m) and as “non-employee” directors within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

Hudson has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of Hudson and is responsible for selection of the Company’s independent registered public accountants. The members of the Audit Committee are Messrs. Abbatecola, Monetta and Morch, each of whom is an “independent” director as defined under the rules of NASDAQ.  The Audit Committee does not have a member that qualifies as a “financial expert” under the federal securities laws.  Each of the members of the Audit Committee has been active in the business community and has broad and diverse backgrounds, and financial experience.  Two of the current members have served on Hudson’s Audit Committee and have overseen the financial review by Hudson’s independent auditors for 12 years.  Hudson believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that Hudson does not need to install a “financial expert” on the Audit Committee.

The By-laws of Hudson provide that the Board of Directors is divided into two classes.  Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board.  The By-laws provide for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders).  At Hudson’s August 27, 2013 Annual Meeting of the Shareholders, Messrs. Abbatecola, Coleman and Morch were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2015.  Messrs. Monetta and Zugibe are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2014.

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

Based solely on Hudson’s review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2013, all filing requirements applicable to all officers, directors and greater than 10% beneficial shareholders were complied with except for (i) late filings made in December 2013 in connection with stock options issued in August 2012 to Messrs. Abbatecola, Monetta and Morch; (ii) late filings made in November 2013 in connection with stock options issued in October 2013 to Messrs. Abbatecola, Monetta and Morch; and (iii) a late filing made in December 2013 in connection with a sale by  Mr. Monetta made in December 2013..

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

Item 11.  Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2013 and whose total compensation during the year ended December 31, 2013 exceeded $100,000 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (4)	Total ($)
Kevin J. Zugibe,	2013	$288,500	$0	$0	$0	$0	$0	$0	$288,500
Chairman, Chief Executive Officer (2)	2012	$264,580	$264,000	$0	$0	$0	$0	$0	$528,580

Brian F. Coleman,	2013	$212,500	$0	$0	$0	$0	$0	$9,623	$222,123
President, Chief Operating Officer, Director (2)	2012	$205,465	$174,000	$0	$0	$0	$0	$9,623	$389,088

Charles F. Harkins, Jr.,	2013	$191,000	$0	$0	$0	$0	$0	$8,371	$199,371
Vice President Sales	2012	$187,618	$145,000	$0	$0	$0	$0	$8,371	$340,989
_____________________________
(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.
(2) Messrs.  Coleman and Zugibe did not receive any compensation for services as a director during the years ended December 31, 2013 and 2012.
(3) Non-Equity Incentive Plan Compensation was earned in 2012, a portion of which was paid in 2012.  The balance was paid in 2013.
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

On December 31, 2012 the independent members of our Board resolved to establish a pool at the end of fiscal year 2013 for the payment of cash awards based upon our 2013 earnings to some or all of the executive officers, as well as to several other of our key employees. The amount of the pool to be established was to be determined by the independent Board members at the end of fiscal year 2013 based upon our achieving earnings in excess of a pre-determined level for fiscal 2013 (the “Benchmark”). At the end of fiscal year 2013, the independent Board members determined not to establish a bonus pool or to make any cash awards to any of the executive officers.

Stock Option Grants or Stock Awards

The Company did not issue stock options, or grant any stock awards to any of the Named Executives in 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses the outstanding option awards held by the Named Executives as of December 31, 2013. Options exercised by the Named Executives during the fiscal year ended December 31, 2013 are set forth in the tables below.  No stock awards have been issued to the Named Executives.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe,
Chairman, Chief Executive Officer
	93,750	$1.02	1/3/2015
	18,750	$0.87	4/1/2015
	18,750	$0.83	7/8/2015
	18,750	$2.15	9/30/2015
	123,750	$1.76	12/29/2015
	35,000	$1.40	3/31/2016
	9,300	$1.02	10/10/2016
	195,000	$0.85	11/20/2017
	78,000	$1.26	12/17/2019

Brian F. Coleman,
President, Chief Operating Officer, Director
	62,500	$1.02	1/3/2015
	12,500	$0.87	4/1/2015
	12,500	$0.83	7/8/2015
	12,500	$2.15	9/30/2015
	82,500	$1.76	12/29/2015
	32,500	$1.40	3/31/2016
	8,100	$1.02	10/10/2016
	180,000	$0.85	11/20/2017
	75,000	$1.26	12/17/2019

Charles F. Harkins, Jr.,
Vice President Sales
	50,016	$1.76	12/29/2015
	23,125	$1.40	3/31/2016

Name	Date of Grant of Exercised Options	Number of Shares purchased upon Exercise of Options	Date of Exercise	Exercise Price

Kevin J. Zugibe, Chairman,
Chief Executive Officer	3/5/2004	87,500	3/21/2013	$1.13
	3/31/2004	193,750	3/21/2013	$1.15
	9/17/2004	18,750	3/21/2013	$0.83
	10/1/2004	18,750	3/21/2013	$0.95

Brian F. Coleman, President,
Chief Operating Officer, Director	3/5/2004	75,000	3/7/2013	$1.13
	3/31/2004	18,750	3/7/2013	$1.15
	9/17/2004	12,500	3/7/2013	$0.83
	10/1/2004	12,500	3/7/2013	$0.95

Charles F. Harkins, Jr.,
Vice President, Sales	12/19/2005	2,484	5/21/2013	$1.76
	12/29/2005	8,139	5/21/2013	$1.76
	10/10/2006	7,900	5/8/2013	$1.02
	12/17/2009	62,377	5/21/2013	$1.26

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

As of December 31, 2013, we had no options outstanding to purchase shares of our common stock under the 1994 Plan.

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

As of December 31, 2013, we had options outstanding to purchase 193,710 shares of our common stock under the 1997 Plan.

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

The 2004 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by our Compensation Committee of the Board of Directors.  The Committee, within the limitations of the 2004 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option.  In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2004 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares.  Unless the 2004 Plan is sooner terminated, the ability to grant options or other awards under the 2004 Plan will expire on September 10, 2014.

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

As of December 31, 2013, we had options outstanding to purchase 1,827,317 shares of common stock and 26,930 shares are reserved for future issuances under the 2004 Plan.

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

The 2008 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by our Compensation Committee of the Board of Directors.  The Committee, within the limitations of the 2008 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option.  In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2008 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares.  Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on June 19, 2018.

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

As of December 31, 2013, we had options outstanding to purchase 505,197 shares of common stock and 2,494,803 shares are reserved for future issuances of awards under the 2008 Plan.

Director Compensation

Effective July 1, 2012 non-employee directors receive an annual fee of $38,000 per year, of which $18,000 is to be paid in the form of cash, and $20,000 shall be paid in the form of stock options, and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board Committee meetings.  In 2013, non-employee directors each received a total annual fee of $38,000 and reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings.  The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2013.  We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of our board of directors and related committees.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vincent P.
Abbatecola (2)	$18,000	$0	$20,000	$0	$0	$0	$38,000
Dominic J.
Monetta (2)	$18,000	$0	$20,000	$0	$0	$0	$38,000
Otto C.
Morch (2)	$18,000	$0	$20,000	$0	$0	$0	$38,000
__________________________
(1)  We utilize the grant date fair value using the Black-Scholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.
(2)  As of December 31, 2013, Mr. Abbatecola has options to purchase 161,399 shares of common stock outstanding, Mr. Morch has options to purchase 134,399 shares of common stock outstanding, and Dr. Monetta has options to purchase 121,399 shares of common stock outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 28, 2014 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson’s common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson’s outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Kevin J. Zugibe	4,635,928	(2)	18.05%
Common Stock	Brian F. Coleman	845,250	(3)	3.31%
Common Stock	Charles F. Harkins	73,141	(4)	*
Common Stock	James R. Buscemi	435,055	(5)	1.72%
Common Stock	Stephen P. Mandracchia	1,951,445	(6)	7.68%
Common Stock	Vincent P. Abbatecola	201,399	(7)	*
Common Stock	Dominic J. Monetta	221,499	(8)	*
Common Stock	Otto C. Morch	147,699	(9)	*
Common Stock	Marathon Capital Management	1,623,964	(10)	6.47%
Common Stock	Perritt Captial Management, Inc.	1,524,200	(11)	6.07%
Common Stock	William Blair & Company, LLC	2,152,938	(12)	8.58%
Common Stock	All directors and executive officers as a group (Eight Persons)	8,511,416	(13)	31.32%

* = Less than 1%
_______
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 28, 2014.  Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from February 28, 2014 have been exercised.  Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at: PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

(2) Includes (i) 93,750 shares which may be purchased at  $1.02 per share; (ii) 18,750 shares which may be purchased at $0.87 per share; (iii) 18,750 shares which may be purchased at $0.83 per share; (iv) 18,750 shares which may be purchased at $2.15 per share; (v) 123,750 shares which may be purchased at $1.76 per share; (vi) 35,000 shares which may be purchased at $1.40 per share; (vii) 9,300 shares which may be purchased at $1.02 per share, (viii) 195,000 shares that may be purchased at $0.85 per share; and (ix) 78,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(3) Includes  (i) 62,500 shares which may be purchased at $1.02 per share; (ii) 12,500 shares which may be purchased at $0.87 per share; (iii) 12,500 shares which may be purchased at $0.83 per share; (iv) 12,500 shares which may be purchased at $2.15 per share; (v) 82,500 shares which may be purchased at $1.76 per share; (vi) 32,500 shares which may be purchased at $1.40 per share; (vii) 8,100 shares which may be purchased at $1.02 per share, (viii) 180,000 shares which may be purchased at $0.85 per share; and (ix) 75,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(4) Includes (i) 50,016 shares which may be purchased at $1.76 per share; and (ii) 23,125 shares which may be purchased at $1.40 per share, under immediately exercisable options.

(5)  Includes the following shares which may be purchased by Mr. Buscemi upon the exercise of options previously granted to him:  (i) 6,250 shares which may be purchased at $2.15 per share; (ii) 41,250 shares which may be purchased at $1.76 per share; (iii) 16,625 shares which may be purchased at $1.40 per share; (iv) 100,000 shares that may be purchased at $0.85 per share; and (v) 48,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(6)  Includes (i) 1,196,045 shares held of record in the name of Mr. Mandracchia’s wife, Theresa Mandracchia, over which Mr. Mandracchia has sole voting power and shared dispositive power, and (ii) the following shares which may be purchased by Mr. Mandracchia upon the exercise of options previously granted to him:  (a) 31,250 shares which may be purchased at $1.02 per share; (b) 6,250 shares which may be purchased at $0.87 per share; (c) 6,250 shares which may be purchased at $0.83 per share; (d) 6,250 shares which may be purchased at $2.15 per share; (e) 51,250 shares which may be purchased at $1.76 per share; (f) 20,750 shares which may be purchased at $1.40 per share; (g) 7,400 shares which may be purchased at $1.02 per share; (h) 125,000 shares that may be purchased at $0.85 per share; and (i) 58,000 shares which may be purchased at $1.26 per share, under immediately exercisable options.

(7)  Includes (i) 40,000 shares which may be purchased at $0.85 per share; (ii) 40,000 shares which may be purchased at $1.21 per share; (iii) 25,000 shares which may be purchased at $1.72 per share; (iv) 25,000 shares that may be purchased at $1.31 per share;  (v) 10,281 shares which may be purchased at $ 3.27 per share; and (vi) 21,118 shares which may be purchased at $1.88 per share under immediately exercisable options.

(8)  Includes (i) 40,000 shares which may be purchased at $1.21 per share; (ii) 25,000 shares which may be purchased at $1.72 per share; (iii) 25,000 shares which may be purchased at $1.31 per share;  (iv) 10,281 shares which may be purchased at $3.27 per share; and (v) 21,118 shares which may be purchased at $1.88 per share under immediately exercisable options

(9) Includes (i) 13,000 shares which may be purchased at $ 0.85 per share; (ii) 40,000 shares which may be purchased at $ 1.21 per share; (iii) 25,000 shares that may be purchased at $1.72 per share; (iv) 25,000 shares which may be purchased at $1.31 per share;  (v) 10,281 shares which may be purchased at $3.27 per share; and (vi) 21,118 shares which may be purchased at $1.88 per share under immediately exercisable options.

(10) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by Marathon Capital Management, LLC on January 23, 2014.  The address of Marathon Capital Management, LLC is 4 North Park Drive, Suite 106, Hunt Valley, MD  21030.

(11) Represents aggregate amount of beneficially owned common stock as last reported in a Schedule 13G filed by Perritt Capital Management, Inc., Perritt MicroCap Opportunities Fund, Inc. and Perritt Funds, Inc. on February 14, 2014.  The address of Perritt Capital Management, Inc. is 300 South Wacker Drive, Suite 2880, Chicago, Illinois  60606.

(12) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G filed by William Blair & Company, LLC on February 6, 2014.  The address of  William Blair & Company, LLC is 222 W. Adams, Chicago, IL  60606.

(13) Includes exercisable options to purchase 2,084,013 shares of common stock which may be purchased under immediately exercisable options.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,517,911	$1.33	2,521,733

Equity compensation plans not approved by security holders (1)	73,500	$1.44	0

Total	2,591,411	$1.33	2,521,733
__________________________
(1) Includes (i) 73,500 five-year warrants, issued in 2009 to our placement agent in connection with the 2009 Offering (as defined below) exercisable, at $1.4375 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors is comprised of five members, of which three directors are independent as defined under NASDAQ marketplace rules.  The independent members of the Board are Messrs. Abbatecola, Monetta and Morch.  Messrs. Coleman and Zugibe are not independent as defined under NASDAQ marketplace rules.

The independent members of our Board of Directors determine the compensation of our executive officers.  The Board of Directors has established a Compensation/Stock Option Committee, which is responsible for recommending to the independent directors the compensation of our executive officers and for the administration of our employee benefit plans.  The members of such committee are Messrs. Abbatecola, Monetta and Morch.

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

Item 14. Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed by BDO USA, LLP for professional services rendered for the audits and reviews of the Company's financial statements for the years ended December 31, 2013 and 2012 totaled $179,000 and $169,000, respectively.

Audit-Related Fees.  In 2013 and 2012, the aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were none.

Tax Fees.  In 2013 and 2012 the aggregate fees billed by BDO USA, LLP for professional services rendered for tax advice totaled $42,000 and $35,000, respectively.

All Other Fees.  In 2013 and 2012, all other fees billed by BDO USA LLP for professional services rendered other than the services described in the paragraphs caption “Audit Fees”, “Audit Related Fees” and “Tax Fees” were none.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2013.  Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee approves proposed services and fee estimates for these services.  The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee.  Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO USA, LLP.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	2004 Stock Incentive Plan. (10)*
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.7	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.8	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.11	Agreement with Brian F. Coleman, as amended. (12)*
10.12	Agreement with James R. Buscemi, as amended. (12)*
10.13	Agreement with Charles F. Harkins, as amended. (12)*
10.14	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.15	2008 Stock Incentive Plan. (11)
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.17	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.19	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.20	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.21	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.22	Form of Warrant issued in the 2010 Offering. (13)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.24	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.25	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.26	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.27	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)

10.28	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)
10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)
10.30	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)
10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)
10.32	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.33	Long Term Care Insurance Plan Summary. (17)*
10.34	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.35	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.36	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
10.37	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (20)
10.38	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (20)
10.39	Amendment No. 1 to the Hudson Technologies, Inc. 2004 Stock Incentive Plan adopted October 22, 2013. (21) *
10.40	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (21) *
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (21)
23.1	Consent of BDO USA, LLP. (21)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (21)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (21)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(21)
______
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.

(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(21)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Hudson Technologies, Inc.
Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	35
Audited Consolidated Financial Statements:
• Consolidated Balance Sheets	36
• Consolidated Statements of Operations	37
• Consolidated Statements of Stockholders' Equity	38
• Consolidated Statements of Cash Flows	39
• Notes to the Consolidated Financial Statements	40

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hudson Technologies, Inc.
Pearl River, NY

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Stamford, CT
February 28, 2014

Hudson Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except for share and par value amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$669	$3,991
Trade accounts receivable - net	3,706	1,956
Income taxes receivable	2,709	122
Inventories	33,967	40,167
Deferred tax asset	207	234
Prepaid expenses and other current assets	608	554
Total current assets	41,866	47,024

Property, plant and equipment, less accumulated depreciation	4,536	4,765
Other assets	106	341
Deferred tax asset	5,363	3,888
Investments in affiliates	440	1,138
Intangible assets, less accumulated amortization	57	76
Total Assets	$52,368	$57,232

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,955	$6,219
Accrued payroll	289	661
Short-term debt and current maturities of long-term debt	15,367	12,736
Total current liabilities	19,611	19,616
Long-term debt, less current maturities	4,671	4,920
Total Liabilities	24,282	24,536

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,070,386 and 24,124,625	251	241
Additional paid-in capital	44,944	43,722
Accumulated deficit	(17,109)	(11,267)
Total Stockholders' Equity	28,086	32,696

Total Liabilities and Stockholders' Equity	$52,368	$57,232

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
 (Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2013	2012

Revenues	$58,634	$56,447
Cost of sales, excluding lower of cost or market adjustment	44,664	33,905
Lower of cost or market adjustment	14,700	0
Gross profit (loss)	(730)	22,542

Operating expenses:
Selling and marketing	3,032	2,748
General and administrative	4,723	4,914
Total operating expenses	7,755	7,662

Operating income (loss)	(8,485)	14,880

Other income (expense):
Interest expense	(933)	(693)
Interest income	0	9
Total other income (expense)	(933)	(684)

Income (loss) before income taxes	(9,418)	14,196

Income tax (benefit) expense	(3,576)	1,395

Net income (loss)	$(5,842)	$12,801

Net income (loss) per common share - Basic	$(0.24)	$0.54
Net income (loss) per common share - Diluted	$(0.24)	$0.49
Weighted average number of shares outstanding - Basic	24,826,101	23,906,706
Weighted average number of shares outstanding - Diluted	24,826,101	26,353,960

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except for share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2011	23,783,106	$238	$42,869	$(24,068)	$19,039

Issuance of common stock in connection with asset purchase	160,305	1	599	0	600

Issuance of common stock upon exercise of stock options and warrants	161,214	2	120	0	122

Issuance of common stock for services	20,000	0	74	0	74

Value of share-based arrangements	0	0	60	0	60

Net income	0	0	0	12,801	12,801

Balance at December 31, 2012	24,124,625	$241	$43,722	$(11,267)	$32,696

Issuance of common stock upon exercise of stock options	945,761	10	1,100	0	1,110

Value of share-based arrangements	0	0	122	0	122

Net loss	0	0	0	(5,842)	(5,842)

Balance at December 31, 2013	25,070,386	$251	$44,944	$(17,109)	$28,086

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Amounts in thousands)

	For the years ended December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(5,842)	$12,801
Adjustments to reconcile net (loss) income to cash used by operating activities:
Depreciation and amortization	808	556
Allowance for doubtful accounts	31	29
Amortization of deferred finance cost	95	41
Value of share-based payment arrangements	122	134
Deferred tax benefit	(1,448)	(1,036)
Allowance for lower of cost or market	5,714	0
Changes in assets and liabilities:
Trade accounts receivable	(1,781)	468
Inventories	486	(22,433)
Prepaid and other assets	86	(368)
Income taxes receivable	(2,587)	0
Accounts payable and accrued expenses	(2,101)	542
Cash used by operating activities	(6,417)	(9,266)

Cash flows from investing activities:
Additions to patents	(11)	(19)
Additions to property, plant and equipment	(550)	(1,248)
Decrease (increase) in investment in affiliates	164	(730)
Cash used by investing activities	(397)	(1,997)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	1,110	122
Proceeds of short-term debt - net	2,629	10,527
Proceeds from long-term debt	0	4,387
Repayment of long-term debt	(247)	(3,740)
Cash provided by financing activities	3,492	11,296

(Decrease) increase in cash and cash equivalents	(3,322)	33
Cash and cash equivalents at beginning of period	3,991	3,958
Cash and cash equivalents at end of period	$669	$3,991

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$838	$652
Cash paid for income taxes	$1,085	$2,553

Non cash investing activity:
Divestiture of joint venture	$534	$0

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2013 and 2012, because of the relatively short maturity of these instruments.  The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2013 and 2012.

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

For the year ended December 31, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 23% of the Company’s revenues. At December 31, 2013, there were $344,000 in outstanding receivables from these customers.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of sales on the Consolidated Statements of Operations.  Any such adjustment is based on management’s judgment regarding future demand and market conditions and analysis of historical experience. For the year ended December 31, 2013, the Company recognized a lower of cost or market adjustment to inventory in the amount of $14,700,000.  The LCM inventory adjustment, which significantly increased our  cost of sales, was due to an approximately 50% decline in HCFC-22 refrigerant pricing from April to September 2013 following the issuance of the EPA’s final rule in April 2013.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues.  The revenues for each of these lines are as follows:

Years Ended December 31,	2013	2012
(in thousands)
Refrigerant and reclamation sales	$54,293	$52,220
RefrigerantSide® Services	4,341	4,227
Total	$58,634	$56,447

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly.  As of December 31, 2013 and 2012, the net deferred tax asset was $6,112,000 and $4,122,000, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes.  To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax.  In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates.  Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations.  Approximately $10,600,000 of the Company’s $16,000,000 of NOLs are subject to annual limitations of $1,300,000.

The Company has a current income tax receivable of $ 2,709,000 at December 31, 2013.  This receivable is primarily related to the pre-tax loss for the year ended December 31, 2013.

As a result of an Internal Revenue Service audit, the 2006 and prior federal tax years have been closed.  The Company operates in many states throughout the United States and, as of December 31, 2013, the various states’ statutes of limitations remain open for tax years subsequent to 2008.  The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The IRS recently initiated an examination of the Company’s federal income tax return for the fiscal year 2011.  The Company does not expect the results of this examination to have a material effect on the Company’s financial statements.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities.  As of December 31, 2013 and 2012, the Company had no uncertain tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share.  The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012

Net (loss) income	$(5,842)	$12,801

Weighted average number of shares – basic	24,826,101	23,906,706
Shares underlying warrants	0	315,494
Shares underlying options	0	2,131,760
Weighted average number of shares outstanding – diluted	24,826,101	26,353,960

During the year ended December 31, 2013 and 2012, certain options and warrants aggregating 3,760,161 and no shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results.  Currently the Company purchases virgin, hydro chlorofluorocarbon (“HCFC”) and hydro fluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers.  Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants.  Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.  Additionally, effective January 1, 2010, the Act further limited the production of virgin HCFC refrigerants, and additional federal regulations have been enacted which imposed further limitation and a phase down on the use, production and importation of virgin HCFC refrigerants for the years 2010 through 2014.  As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in April 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for further reduction in the production of HCFC refrigerants when compared to the reductions established in the January 1, 2010 published rule.  The final rule allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.  The EPA has not yet issued a proposed or final rule establishing the total pounds of HCFC-22 that can be produced or imported during the years 2015 through 2019.

To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from  refrigerant sales, which could have a material adverse effect on its operating results and its financial position.

The Company is subject to various legal proceedings.  The Company assesses the merit and potential liability associated with each of these proceedings.  In addition, the Company estimates potential liability, if any, related to these matters.  To the extent that these estimates are not accurate, or circumstances change in the future, the Company could realize liabilities, which could have a material adverse effect on its operating results and its financial position.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our results of operations or our financial position.

Reclassification

Certain items in the 2012 financial statements have been reclassified for comparative purposes.

Note 2 - Other income

For the year ended December 31, 2013 there was no other income.  For the year ended December 31, 2012, other income of $9,000 consisted primarily of miscellaneous income.

Note 3 - Income taxes

Income tax benefit for the year ended December 31, 2013 was $3,576,000 compared to an income tax provision for the year ended December 31, 2012 of $1,395,000. The income tax benefit of $3,576,000 was for federal and state income tax at statutory rates applied to the pre-tax loss for the year ended December 31, 2013 of $9,418,000.

During the year ended December 31, 2012, the Company recognized $5,395,000 in federal and state income tax expense at statutory rates offset by the release during the fourth quarter of 2012 of $4,000,000 of the Company’s deferred tax asset valuation allowance.  In future periods, the Company will be subject to federal and state income tax expense at statutory tax rates.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2013	2012
(in thousands)

Current:
Federal	$(1,904)	$1,846
State and local	(224)	585
	(2,128)	2,431
Deferred:
Federal	(1,295)	(927)
State and local	(153)	(109)
	(1,448)	(1,036)
(Benefit) / Provision for income taxes	$(3,576)	$1,395

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2013	2012
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- Reduction of valuation allowance	0%	(28)%
Total	38%	10%

As of December 31, 2013, the Company had NOL's of approximately $16,000,000 expiring through 2033, of which $10,600,000, are subject to an annual limitation of $1,300,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2013	2012
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$(542)	$(112)
- Reserves for doubtful accounts	86	86
- Inventory reserve	120	148
- NOL	5,906	4,000
Total	$5,570	$4,122

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize.  The Company believes that given the extended time period that it may recognize its deferred tax assets, it is more likely than not it will realize the benefit of these assets prior to their expiration.

Note 4 - Trade accounts receivable - net

At December 31, 2013 and 2012, trade accounts receivable are net of reserves for doubtful accounts of $227,000 and $227,000, respectively.

Note 5- Inventories

Inventories consist of the following:

December 31,	2013	2012
(in thousands)
Refrigerant and cylinders	$8,238	$9,893
Packaged refrigerants	25,729	30,274
Total	$33,967	$40,167

Note 6 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

December 31,	2013	2012	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	776	770	39 years
- Equipment	8,560	8,253	3-7 years
- Equipment under capital lease	137	231	5-7 years
- Vehicles	1,258	1,212	5 years
- Lab and computer equipment, software	2,210	2,017	3-5 years
- Furniture & fixtures	249	246	7-8 years
- Leasehold improvements	70	40	3 years
- Equipment under construction	37	96
Subtotal	14,662	14,230
Accumulated depreciation	10,126	9,465
Total	$4,536	$4,765

Depreciation expense for the years ended December 31, 2013 and 2012 was $779,000 and $524,000, respectively.

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2013	2012
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$15,080	$12,451
- Long-term debt: current	287	285
Subtotal	15,367	12,736
Long-term debt:
- Bank credit line	4,000	4,000
- Building and land mortgage	603	764
- Vehicle and equipment loans	298	327
- Capital lease obligations	57	114
- Less: current maturities	(287)	(285)
Subtotal	4,671	4,920
Total short-term & long-term debt	$20,038	$17,656

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended.  As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $150,000 are being  amortized over the life of the loan. At December 31, 2013, total borrowings under the PNC Facility were $19,080,000, and there was $8,349,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at December 31, 2013.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of December 31, 2013, interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%.

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

On October 25, 2013, we entered into the Second Amendment to the PNC Facility (the “Second PNC Amendment”), which among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, required under the PNC Facility.  The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014, as follows:

Period	Amount
3 month period ended December 31, 2013	$(2,154,000)
3 month period ending March 31, 2014	$494,000
6 month period ending June 30, 2014	$2,035,000
9 month period ending September 30, 2014	$3,012,000
12 month period ending December 31, 2014	$1,879,000

After giving effect to the Second PNC Amendment, as of December 31, 2013, the Company was in compliance with the EBITDA covenant. EBITDA for the 3 month period ended December 31, 2013 was ($2,010,000), which was in compliance with  the amended EBITDA covenant for the period of ($2,154,000) by $144,000. The EBITDA was calculated as follows:

For the 3 months ending December 31, 2013
Net loss	$(1,530,000)
less: income tax benefit	(934,000)
Loss before income taxes	(2,464,000)
less: interest expense	246,000
less: depreciation and amortization	208,000

Earnings before interest, taxes, depreciation, and amortization	$(2,010,000)

EBITDA, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP.  We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations.  We have provided a reconciliation of the net loss to EBITDA solely for the purpose of complying with SEC regulations and not as an indication that EBITDA is a substitute measure for income from operations.

After giving effect to the Second PNC Amendment, the Company was in compliance with all covenants, as amended, required under the PNC Facility as of December 31, 2013.  The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing.  Although we expect to remain in  compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

Building and Land Mortgage

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000.  The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017.  The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. At December 31, 2013 the principal balance of this mortgage note was $603,000.

Vehicle and Equipment Loans

The Company had entered into various vehicle and equipment loans.  These loans are payable in 60 monthly payments through March 2017 and bear interest ranging from 2.9% to 8.9%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
- 2014	$287
- 2015	4,284
- 2016	274
- 2017	113

Total	$4,958

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $60,000 at December 31, 2013 under leases which have been classified as capital leases.  Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
- 2014	$32
- 2015	22
- 2016	6
60
Less interest expense	(3)
Total	$57

Note 8 - Stockholders' equity

On August 5, 2009, the Company sold 1,470,000 shares of its common stock at $1.15 per share and received net proceeds of approximately $1,400,000 in a Registered Direct Offering (the “2009 Offering”).  The placement agent for the 2009 Offering, received a warrant to purchase 73,500 shares of common stock at an exercise price of $1.4375 per share.  The estimated fair value of the warrant was approximately $48,000 and such warrant was charged to additional paid-in capital as compensation expense.

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the “2010 Offering”).  The warrants issued as part of the 2010 Offering have an exercise price of $2.60 per share and are exercisable for a five-year period, which commenced on January 7, 2011. The net proceeds pursuant to the 2010 Offering were approximately $4,900,000.  The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid-in capital.

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

On November 9, 2012, the Company issued 133,589 shares of the Company’s common stock, at a price of $3.743 per share, to EffTec, in connection with the Company’s purchase from EffTec’s subsidiary of its proprietary Efftrack™ software.  Additionally, the Company also issued 26,716 shares of its common stock, at a price of $3.743 per share in payment for services performed by the Company’s advisors. The fair value of these shares of $100,000 was included as a cost of the software.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through August 31, 2018 as follows:

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$27,000	Month to Month
Baton Rouge, Louisiana	$15,000	2/2015
Champaign, Illinois	$327,000	12/2014
Charlotte, North Carolina	$62,000	3/2016
Hampstead, New Hampshire	$28,000	8/2017
Pearl River, New York	$93,000	8/2018
Pottsboro, Texas	$18,000	8/2014
Stony Point, NY	$116,000	6/2016
Tulsa, Oklahoma	$26,000	12/2014

The Company rents properties and various equipment under operating leases.  Rent expense for the years ended December 31, 2013 and 2012 totaled approximately $650,000 and $650,000, respectively.  In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
- 2014	$785
- 2015	315
-2016	202
-2017	124
-2018	70
Total	$1,496

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

In September 2000, the Company signed an Order on Consent with the DEC, which was amended in May 2001, whereby the Company agreed to operate the remediation system and perform monthly testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated.  In July 2005, the DEC approved a modification of the Order on Consent to reduce the frequency of testing from monthly to quarterly.  Additionally, in March 2013, the DEC approved a further modification of the Order on Consent to modify the operation of the remediation system and to further reduce the frequency and scope of testing.   The Company is continuing to operate the remediation system pursuant to the approved modifications to that Order on Consent. Based upon the  most recent modifications to the Order on Consent, as of December 31, 2013, the Company accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order of Consent through December 31, 2018.  There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations.

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

During the years ended December 31, 2013 and 2012, the Company incurred $100,000 and $102,000, respectively, in additional remediation costs in connection with the matters above.  There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations.  There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

Note 10 - Share-Based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors.  Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.  For the years ended December 31, 2013 and 2012, the share-based compensation expense of $122,000 and $134,000, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s 1994 and 1997 stock option plans and the Company’s 2004 and 2008 stock incentive plans, (collectively, the “Plans”), described below.  The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans.  Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. The Compensation Committee has delegated authority to the Company’s Chief Executive Officer to grant stock options under the Company’s 2004 and 2008 stock incentive plans to employees who are not executive officers of up to a maximum of 10,000 shares per employee and up to an aggregate of 50,000 shares per year.  As of December 31, 2013, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of December 31, 2013 there were 2,636,470 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant.  Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years

For the years ended December 31, 2013 and 2012, the Company issued 173,354 and 30,843 options, respectively.  As of December 31, 2013, there was $83,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years Ended December 31,	2013	2012
Assumptions
Dividend yield	0%	0%
Risk free interest rate	..85% - 1.64%	1.0%
Expected volatility	59% - 76%	73%
Expected lives	5 years	5 years

A summary of the status of the Company's Plans as of December 31, 2013 and 2012 and changes for the periods ending on those dates is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,435,443	$1.22
• Cancelled	(8,313)	$1.10
• Exercised	(109,038)	$1.42
• Granted	30,843	$3.27
Outstanding at December 31, 2012	3,348,935	$1.23
• Cancelled	(58,617)	$1.87
• Exercised	(945,761)	$1.20
• Granted	173,354	$2.59
Outstanding at December 31, 2013	2,517,911	$1.33

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2013 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,517,911	4.7 years	$1.33
Options vested	2,470,411	4.7 years	$1.28

The following is the intrinsic value at December 31, 2013 of:

Options outstanding	$6,030,482
Options vested in 2013	$115,304
Options exercised in 2013	$2,816,000

The intrinsic value of options exercised during the year ended December 31, 2012 was $267,000.

The following is the weighted average fair value for the twelve month period ended December 31, 2013 of:

Options granted	$2.59
Options vested	$2.27

Note 11- Investment In Affiliates

In July 2011, the Company entered into a joint venture agreement with Safety Hi-Tech S.r.l. (“SHT”) and with the principals of Banini-Binotti Associates (“BB”).  The joint venture created a new entity known as Hudson Technologies Europe, S.r.l. (“HTE”). As of December 31, 2013, the Company has divested itself of this joint venture. This divestiture did not have a material impact on the Company’s results of operations.

In August 2012, the Company entered into a joint venture agreement with SHT.  T he joint venture has created a new entity known as Safety Hi-Tech USA, LLC (“USA”).  The Company and SHT each own 50% of USA.  USA’s purpose is to develop a business that provides fire suppression and suppressants throughout North America and Mexico.  As of December 31, 2013, the Company has made an investment of $440,000.  Operations of the joint venture through December 31, 2013, have been immaterial.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	February28,2014
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	February28,2014
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	February28,2014
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	February28,2014
Brian F. Coleman

/s/ Dominic J. Monetta	Director	February28,2014
Dominic J. Monetta

/s/ Otto C. Morch	Director	February28,2014
Otto C. Morch

Index to Exhibits

Exhibit Number	Description

Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	1994 Stock Option Plan of the Company. (1)*
10.4	2004 Stock Incentive Plan. (10)*
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.6	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.7	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.8	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.10	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.11	Agreement with Brian F. Coleman, as amended. (12)*
10.12	Agreement with James R. Buscemi, as amended. (12)*
10.13	Agreement with Charles F. Harkins, as amended. (12)*
10.14	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.15	2008 Stock Incentive Plan. (11)
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.17	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)
10.19	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)
10.20	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.21	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.22	Form of Warrant issued in the 2010 Offering. (13)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.24	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.25	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.26	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.27	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)

10.28	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)
10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)
10.30	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)
10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)
10.32	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.33	Long Term Care Insurance Plan Summary. (17)*
10.34	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.35	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.36	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
10.37	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (20)
10.38	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (20)
10.39	Amendment No. 1 to the Hudson Technologies, Inc. 2004 Stock Incentive Plan adopted October 22, 2013. (21) *
10.40	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (21) *
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (21)
23.1	Consent of BDO USA, LLP. (21)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (21)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (21)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(21)
______
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.

(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(21)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

