Form 10-Q
period 2014-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2014-04-29
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	25,090,386 shares
Class	Outstanding at April 29, 2014

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

 Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,489	$669
Trade accounts receivable - net	10,221	3,706
Income taxes receivable	2,709	2,709
Inventories	26,104	33,967
Deferred tax asset	207	207
Prepaid expenses and other current assets	3,103	608
Total current assets	44,833	41,866

Property, plant and equipment, less accumulated depreciation	4,417	4,536
Other assets	93	106
Deferred tax asset	5,265	5,363
Investments in affiliates	424	440
Intangible assets, less accumulated amortization	51	57
Total Assets	$55,083	$52,368

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,577	$3,955
Accrued payroll	388	289
Short-term debt and current maturities of long-term debt	14,242	15,367
Total current liabilities	22,207	19,611
Long-term debt, less current maturities	4,597	4,671
Total Liabilities	26,804	24,282

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A convertible preferred stock, $0.01 par value ($100
liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000;
issued and outstanding 25,090,386 and 25,070,386	251	251
Additional paid-in capital	44,977	44,944
Accumulated deficit	(16,949)	(17,109)
Total Stockholders' Equity	28,279	28,086

Total Liabilities and Stockholders' Equity	$55,083	$52,368

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2014	2013

Revenues	$15,584	$22,877
Cost of sales	13,782	13,715
Gross Profit	1,802	9,162

Operating expenses:
Selling and marketing	650	823
General and administrative	685	934
Total operating expenses	1,335	1,757

Operating income	467	7,405

Interest expense	209	197

Income before income taxes	258	7,208

Income tax expense	98	2,739

Net income	$160	$4,469

Net income per common share - Basic	$0.01	$0.18
Net income per common share - Diluted	$0.01	$0.17
Weighted average number of shares
outstanding - Basic	25,090,386	24,334,966
Weighted average number of shares
outstanding - Diluted	26,851,678	26,751,714

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$160	$4,469
Adjustments to reconcile net income
to cash provided (used) by operating activities:
Depreciation and amortization	205	203
Value of share-based payment arrangements	9	33
Amortization of deferred finance costs	25	21
Deferred tax asset utilization	98	497

Changes in assets and liabilities:
Trade accounts receivable	(6,515)	(4,561)
Inventories	7,863	(11,367)
Prepaid and other assets	(2,507)	(1,482)
Accounts payable and accrued expenses	3,721	4,852
Cash provided (used) by operating activities	3,059	(7,335)

Cash flows from investing activities:
Additions to property, plant, and equipment	(80)	(173)
Investment in affiliates	16	(72)
Cash used by investing activities	(64)	(245)

Cash flows from financing activities:
Proceeds from issuance of common stock	24	607
Proceeds from (repayments of) short-term debt – net	(1,122)	4,503
Repayment of long-term debt	(77)	(84)
Cash provided (used) by financing activities	(1,175)	5,026

Increase (decrease) in cash and cash equivalents	1,820	(2,554)
Cash and cash equivalents at beginning of period	669	3,991
Cash and cash equivalents at end of period	$2,489	$1,437

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$184	$176

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, including (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company’s SmartEnergy OPS™ service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry®, and Performance Optimization are predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with ASC855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2013. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Fair value of financial instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2014 and December 31, 2013, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of March 31, 2014 and December 31, 2013.

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

For the three month period ended March 31, 2014, three customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these three customers accounted for 44% of the Company’s revenues. At March 31, 2014, there were $6,337,000 in outstanding receivables from these customers.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31, (in thousands, unaudited)	2014	2013
Refrigerant and reclamation sales	$14,172	$21,810
RefrigerantSide® Services	1,412	1,067
Total	$15,584	$22,877

Income taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of March 31, 2014 and December 31, 2013, the net deferred tax asset was $5,472,000 and $5,570,000, respectively.

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

The Company has a current income tax receivable of $2,709,000 at March 31, 2014. This receivable is primarily related to the pre-tax loss for the year ended December 31, 2013.

As a result of an Internal Revenue Service audit, the 2011 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2014, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The IRS recently closed an examination of the Company’s federal income tax return for the fiscal year 2011. There were no changes to the 2011 taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2014 and December 31, 2013, the Company had no uncertain tax positions.

Income per common and equivalent shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Three Month Period Ended March 31,
	2014	2013

Net income	$160	$4,469

Weighted average number of shares – basic	25,090,386	24,334,966
Shares underlying warrants	293,234	476,877
Shares underlying options	1,468,057	1,939,871
Weighted average number of shares outstanding – diluted	26,851,678	26,751,714

During the three month period ended March 31, 2014 and 2013, certain options and warrants aggregating 50,000 and 50,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In December 2009, the Environmental Protection Agency (“EPA”) published a final rule (the “2009 Rule”) which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014 to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants. As a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule (the “April 2013 Rule”) providing for further reductions in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule. In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019. In the proposed rule, the EPA discusses several alternatives for the phase down of HCFC-22 during the years 2015 through 2019, and identifies a preferred approach that would implement a linear draw down for the production or importation of HCFC-22 that would start at 30 million pounds in 2015 and reduce by approximately 6 million pounds each year and end at zero in 2020. A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA. The Company expects that a final rule establishing the actual number of pounds for the years 2015 through 2019 will be issued late in 2014.

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

Recent accounting pronouncements

In March 2013, the FASB issued ASU No. 2013-05, which amends the guidance in ASC 830, “Foreign Currency Matters”. ASU No. 2013-05 addresses the accounting for the cumulative translation adjustment (“CTA”) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This amended guidance is to be applied prospectively and is effective for the Company beginning on January 1, 2014. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our results of operations or our financial position.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month period ended March 31, 2014 and 2013, the share-based compensation expense of $9,000 and $33,000, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. The Compensation Committee has delegated authority to the Company’s Chief Executive Officer to grant stock options under the Company’s 2004 and 2008 stock incentive plans to employees who are not executive officers of up to a maximum of 10,000 shares per employee and up to an aggregate of 50,000 shares per year. As of March 31, 2014, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of March 31, 2014 there were 2,521,733 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the three month period ended March 31, 2014 and 2013, the Company issued no options and 50,000 options, respectively. As of March 31, 2014, there was $74,000 of unrecognized compensation cost related to non-vested previously granted option awards.

Effective July 25, 1997, the Company adopted its 1997 Employee Stock Option Plan, which was amended on August 19, 1999, (“1997 Plan”) pursuant to which 2,000,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) incentive stock options (“ISOs”) under the Internal Revenue Code of 1986, as amended (the ”Code”), or (ii) nonqualified options. ISOs could be granted under the 1997 Plan to employees and officers of the Company. Non-qualified options could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective June 11, 2007, the Company’s ability to grant options or stock appreciation rights under the 1997 Plan expired.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Three Month Period Ended March 31,	2014	2013
Assumptions
Dividend yield	_	0%
Risk free interest rate	_	.85%
Expected volatility	_	76%
Expected lives	_	5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,348,935	$1.23
• Cancelled	(58,617)	$1.87
• Exercised	(945,761)	$1.20
• Granted	173,354	$2.59
Outstanding at December 31, 2013	2,517,911	$1.33
• Cancelled	0
• Exercised	(20,000)	$1.18
• Granted	0
Outstanding at March 31, 2014	2,497,911	$1.33

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2014 of:

	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Options outstanding	2,497,911	3.7 years	$1.33
Options vested	2,462,911	3.7 years	$1.30

The following is the intrinsic value at March 31, 2014 of:

Options outstanding	$3,783,977
Options vested in 2014	$0
Options exercised in 2014	$52,000

The intrinsic value of options exercised during the year ended December 31, 2013 was $2,816,000.

Note 3 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $125,000 are being amortized over the life of the loan. At March 31, 2014, total borrowings under the PNC Facility were $17,958,000, and there was $7,612,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at March 31, 2014.

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

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, as the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distribution made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental cleanup at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges.

On October 25, 2013, we entered into the Second Amendment to the PNC Facility (the “Second PNC Amendment”), which among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, under the PNC Facility. The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014, as follows:

Period	Amount
Three month period ended December 31, 2013	$(2,154,000)
Three month period ending March 31, 2014	$494,000
Six month period ending June 30, 2014	$2,035,000
Nine month period ending September 30, 2014	$3,012,000
Twelve month period ending December 31, 2014	$1,879,000

EBITDA for the three month period ended March 31, 2014 was $672,000, which was in compliance with the EBITDA covenant, as amended by the Second PNC Amendment, for the period of $494,000. The EBITDA was calculated as follows:

For the three months
ending March 31, 2014
Net income	$160,000
add: income tax provision	98,000
Income before income taxes	258,000
add: interest expense	209,000
add: depreciation and amortization	205,000

Earnings before interest, taxes,
depreciation, and amortization	$672,000

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

The Company was in compliance with all covenants, as amended by the Second PNC Amendment, under the PNC Facility as of March 31, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended by the Second PNC Amendment, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin, HCFC and HFC refrigerants and reclaimable, primarily HCFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Act prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In December 2009, the EPA issued the 2009 Rule which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014. In 2011, as a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule providing for further reductions in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule. The final rule issued in April 2013 allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019. In the proposed rule, the EPA discusses several alternatives for the phase down of HCFC-22 during the years 2015 through 2019, and identifies a preferred approach that would implement a linear draw down for the production or importation of HCFC-22 that would start at 30 million pounds in 2015 and reduce by approximately 6 million pounds each year and end at zero in 2020. A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA. As reflected in our historical operating results, EPA rule making and its corresponding impact on supply, pricing, and market behavior has a material effect on the Company’s operating results. The Company expects this final rule to have a material impact on the Company’s operating results and financial position.

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

Results of Operations

Three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013

Revenues for the three month period ended March 31, 2014 were $15,584,000, a decrease of $7,293,000 or 32% from the $22,877,000 reported during the comparable 2013 period. The decrease in revenues was attributable to a decrease in refrigerant revenues of $7,638,000 offset by an increase in RefrigerantSide® Services revenues of $345,000. The decrease in refrigerant revenue is primarily related to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $12,300,000, offset in part by an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $4,662,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the average revenue per job completed compared to the same period in 2013.

Cost of sales for the three month period ended March 31, 2014 was $13,782,000 or 88% of sales. The cost of sales for the three month period ended March 31, 2013 was $13,715,000 or 60% of sales. The increase in the cost of sales percentage from 60% for the three month period ended March 31, 2013 to 88% for the three month period ended March 31, 2014 is due to the cost of HCFC-22 per pound, relative to the lower selling price per pound yielding a lower gross margin on the HCFC-22 sales for the three month period ended March 31, 2014 compared to the gross margins on the HCFC-22 for the same period in 2013.

Operating expenses for the three month period ended March 31, 2014 were $1,335,000, a decrease of $422,000 from the $1,757,000 reported during the comparable 2013 period. The decrease in operating expenses is due to a decrease in selling expenses of $173,000, primarily due to decreased selling payroll and advertising costs, as well as a decrease in general and administrative expenses of $249,000 primarily due to a decrease in administrative payroll, investor relations and insurance expenses, and a collection of a bad debt.

Interest expense for the three month period ended March 31, 2014 was $209,000, compared to the $197,000 reported during the comparable 2013 period. The increase in interest expense is due to increased borrowing on the PNC Facility.

Income tax expense for the three month period ended March 31, 2014 was $98,000 compared to income tax expense for the three month period ended March 31, 2013 of $2,739,000. For 2014 the income tax expense of $98,000 was for federal and state income tax at statutory rates applied to the pre-tax income. For 2013 the income tax expense of $2,739,000 was for federal and state income tax at statutory rates applied to the pretax income.

Net income for the three month period ended March 31, 2014 was $160,000, a decrease of $4,309,000 from the $4,469,000 net income reported during the comparable 2013 period, primarily due to the reduction in gross profit of $7,360,000, partially offset by a reduction in operating expenses of $422,000 and a reduction in income tax expense of $2,641,000.

Liquidity and Capital Resources

At March 31, 2014, the Company had working capital, which represents current assets less current liabilities of $22,626,000, an increase of $371,000 from the working capital of $22,255,000 at December 31, 2013. The increase in working capital is primarily attributable to the net income for the period.

Inventory and trade receivables are principal components of current assets. At March 31, 2014, the Company had inventories of $26,104,000, a decrease of $7,863,000 from $33,967,000 at December 31, 2013. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At March 31, 2014, the Company had trade receivables, net of allowance for doubtful accounts, of $10,221,000, an increase of $6,515,000 from $3,706,000 at December 31, 2013. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided from operating activities for the three month period ended March 31, 2014, was $3,059,000 compared with net cash used by operating activities of $7,335,000 for the comparable 2013 period. Net cash provided from operating activities for the 2014 period was primarily attributable to a decrease in inventory as well as an increase in accounts payable and accrued expenses offset by an increase in trade accounts receivable and prepaid and other assets.

Net cash used by investing activities for the three month period ended March 31, 2014, was $64,000 compared with net cash used by investing activities of $245,000 for the comparable 2013 period. The net cash used by investing activities for the 2014 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash used by financing activities for the three month period ended March 31, 2014, was $1,175,000 compared with net cash provided by financing activities of $5,026,000 for the comparable 2013 period. The net cash used by financing activities for the 2014 period was primarily due to repayment of short term debt.

At March 31, 2014, the Company had cash and cash equivalents of $2,489,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2014 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2014 (in 000’s):

	Twelve Month Period Ended March 31,

Long and short term debt and capital lease	2015	2016	2017	2018	2019 & Thereafter	Total
obligations:
Principal	$14,242	$4,282	$267	$48	$0	$18,839
Estimated interest (1) (2)	567	288	7	0	0	862
Operating leases	705	317	154	117	44	1,337

Total contractual cash obligations	$15,514	$4,887	$428	$165	$44	$21,038

____________

(1) The estimated interest payments on revolving debt are based on the interest rates in effect per the Second PNC Amendment and the outstanding revolving debt obligation as of March 31, 2014 through the expiration of the PNC Facility (as defined below).

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. At March 31, 2014, total borrowings under the PNC Facility were $17,958,000, and there was $7,612,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at March 31, 2014.

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

On October 25, 2013, we entered into the Second PNC Amendment which among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, under the PNC Facility. The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014, as follows:

Period	Amount
Three month period ended December 31, 2013	$(2,154,000)
Three month period ending March 31, 2014	$494,000
Six month period ending June 30, 2014	$2,035,000
Nine month period ending September 30, 2014	$3,012,000
Twelve month period ending December 31, 2014	$1,879,000

EBITDA for the three month period ended March 31, 2014 was $672,000, which was in compliance with the EBITDA covenant, as amended by the Second PNC Amendment, for the period of $494,000 . The EBITDA was calculated as follows:

For the three months ending March 31, 2014
Net income	$160,000
add: income tax expense	98,000
Income before income taxes	258,000
add: interest expense	209,000
add: depreciation and amortization	205,000

Earnings before interest, taxes,
depreciation, and amortization	$672,000

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

The Company was in compliance with all covenants, as amended by the Second PNC Amendment, under the PNC Facility as of March 31, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended by the Second PNC Amendment, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The Second PNC Amendment redefines the “Revolving Interest Rate” as well as the “Term Loan Rate” as previously defined in the agreement as follows:

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

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of March 31, 2014, the principal balance of this mortgage note was $561,000.

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

For the three month period ended March 31, 2014, three customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these three customers accounted for 44% of the Company’s revenues. At March 31, 2014, there were $6,337,000 in outstanding receivables from these customers. For the three month period ended March 31, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 44% of the Company’s revenues. At March 31, 2013, there were $2,923,000 in outstanding receivables from these customers.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, which amends the guidance in ASC 830, “Foreign Currency Matters”. ASU No. 2013-05 addresses the accounting for the cumulative translation adjustment (“CTA”) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This amended guidance is to be applied prospectively and is effective for the Company beginning on January 1, 2014. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our results of operations or our financial position.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk primarily from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of March 31, 2014 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%. The outstanding balance on the PNC Facility as of March 31, 2014 was $17,958,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2013.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	April 29, 2014
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	April 29, 2014
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

