Form 10-Q
period 2014-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2014-07-31
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SECTION 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)         ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	32,031,426 shares
Class	Outstanding at July 29, 2014

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,893	$669
Trade accounts receivable - net	10,163	3,706
Income taxes receivable	1,699	2,709
Inventories	24,517	33,967
Deferred tax asset	207	207
Prepaid expenses and other current assets	3,342	608
Total current assets	41,821	41,866

Property, plant and equipment, less accumulated depreciation	4,422	4,536
Other assets	111	106
Deferred tax asset	5,087	5,363
Investments in affiliates	377	440
Intangible assets, less accumulated amortization	44	57
Total Assets	$51,862	$52,368

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,558	$3,955
Accrued payroll	287	289
Short-term debt and current maturities of long-term debt	278	15,367
Total current liabilities	7,123	19,611
Long-term debt, less current maturities	528	4,671
Total Liabilities	7,651	24,282

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; issued and outstanding 32,031,426 and 25,070,386	320	251
Additional paid-in capital	60,532	44,944
Accumulated deficit	(16,641)	(17,109)
Total Stockholders' Equity	44,211	28,086

Total Liabilities and Stockholders' Equity	$51,862	$52,368

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2014	2013	2014	2013

Revenues	$16,875	$15,768	$32,459	$38,645
Cost of sales	14,673	13,220	28,454	26,935
Gross Profit	2,202	2,548	4,005	11,710

Operating expenses:
Selling and marketing	614	818	1,264	1,641
General and administrative	931	956	1,617	1,890
Total operating expenses	1,545	1,774	2,881	3,531

Operating income	657	774	1,124	8,179

Other income (expense):
Interest expense	(186)	(243)	(395)	(440)
Total other income (expense)	(186)	(243)	(395)	(440)

Income before income taxes	471	531	729	7,739

Income tax expense	163	197	261	2,936

Net income	$308	$334	$468	$4,803

Net income per common share – Basic	$0.01	$0.01	$0.02	$0.20
Net income per common share – Diluted	$0.01	$0.01	$0.02	$0.18
Weighted average number of shares outstanding – Basic	26,267,746	24,891,115	25,679,066	24,605,541
Weighted average number of shares outstanding – Diluted	27,846,672	26,859,009	27,357,936	26,670,232

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$468	$4,803
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	411	388
Value of share-based payment arrangements	18	33
Amortization of deferred finance costs	50	41
Deferred tax asset utilization	276	497
Allowance for doubtful accounts	0	23

Changes in assets and liabilities:
Trade accounts receivable	(6,457)	(9,933)
Inventories	9,450	(11,131)
Income taxes receivable	1,010	0
Prepaid and other assets	(2,789)	(2,305)
Accounts payable and accrued expenses	2,601	2,517
Income taxes payable	0	1,237
Cash provided (used) by operating activities	5,038	(13,830)

Cash flows from investing activities:
Additions to property, plant, and equipment	(284)	(513)
Investment in affiliates	63	(27)
Cash used by investing activities	(221)	(540)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,639	1,110
Proceeds from (repayments of) short-term debt – net	(15,089)	11,736
Repayment of long-term debt	(4,143)	(93)
Cash provided (used) by financing activities	(3,593)	12,753

Increase (decrease) in cash and cash equivalents	1,224	(1,617)
Cash and cash equivalents at beginning of period	669	3,991
Cash and cash equivalents at end of period	$1,893	$2,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$345	$399
Cash paid during period for income taxes	$0	$1,085

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2013. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2014 and December 31, 2013, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of June 30, 2014 and December 31, 2013.

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

For the six month period ended June 30, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 28% of the Company’s revenues. At June 30, 2014, there were $1,230,000 in outstanding receivables from these customers.

For the six month period ended June 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 29% of the Company’s revenues. At June 30, 2013, there were $1,842,000 in outstanding receivables from these customers.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six Month Period Ended June 30,	2014	2013
(in thousands, unaudited)
Refrigerant and reclamation sales	$29,666	$36,268
RefrigerantSide® Services	2,793	2,377
Total	$32,459	$38,645

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of June 30, 2014 and December 31, 2013, the net deferred tax asset was $5,294,000 and $5,570,000, respectively.

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

The Company has a current income tax receivable of $1,699,000 at June 30, 2014. This receivable is primarily related to the pre-tax loss for the year ended December 31, 2013.

As a result of an Internal Revenue Service audit, the 2011 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2014, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The IRS recently closed an examination of the Company’s federal income tax return for the fiscal year 2011. There were no changes to the 2011 taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2014 and December 31, 2013, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period ended June 30,		Six Month Period ended June 30,
	2014	2013	2014	2013

Net income	$308	$334	$468	$4,803

Weighted average number of shares – basic	26,267,746	24,891,115	25,679,066	24,605,541
Shares underlying warrants	155,833	383,123	206,105	432,705
Shares underlying options	1,423,093	1,584,771	1,472,765	1,631,986
Weighted average number of shares outstanding – diluted	27,846,672	26,859,009	27,357,936	26,670,232

During the three month periods ended June 30, 2014 and 2013, certain options and warrants aggregating 80,843 and 50,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2014 and 2013, certain options and warrants aggregating 80,843 and 50,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In December 2009, the Environmental Protection Agency (“EPA”) issued a final rule (the “2009 Rule”) which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014 to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants. As a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule (the “April 2013 Rule”) providing for further reductions in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule. In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019. In the proposed rule, the EPA discusses several alternatives for the phase down of HCFC-22 during the years 2015 through 2019, and identifies a preferred approach that would implement a linear draw down for the production or importation of HCFC-22 that would start at 30 million pounds in 2015 and reduce by approximately 6 million pounds each year and end at zero in 2020. A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA. The Company expects that a final rule establishing the actual number of pounds for the years 2015 through 2019 will be issued late in 2014.

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

Note 2 - Share-based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2014 and 2013, the share-based compensation expense of $18,000 and $33,000, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2014, the Plans authorized the issuance of stock options to purchase 5,500,000 shares of the Company’s common stock and, as of June 30, 2014 there were 2,511,733 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have generally vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

For the six month periods ended June 30, 2014 and 2013, the Company issued options to purchase 10,000 shares and 50,000 shares, respectively. As of June 30, 2014, there was $79,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Six Month Period Ended June 30,	2014	2013
Assumptions
Dividend yield	0%	0%
Risk free interest rate	1.69%	.85%
Expected volatility	59%	76%
Expected lives	5 years	5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,348,935	$1.23
• Cancelled	(58,617)	$1.87
• Exercised	(945,761)	$1.20
• Granted	173,354	$2.59
Outstanding at December 31, 2013	2,517,911	$1.33
• Exercised	(20,000)	$1.18
• Granted	10,000	$2.73
Outstanding at June 30, 2014	2,507,911	$1.33

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2014 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,507,911	3.8 years	$1.33
Options vested	2,472,911	3.7 years	$1.30

The following is the intrinsic value at June 30, 2014 of:

Options outstanding	$4,003,861
Options vested in 2014	$0
Options exercised in 2014	$52,000

The intrinsic value of options exercised during the year ended December 31, 2013 was $2,816,000.

Note 3 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $125,000 are being amortized over the life of the loan. At June 30, 2014, total borrowings under the PNC Facility were none, and there was $24,000,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at June 30, 2014.

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

On October 25, 2013, we entered into the Second Amendment to the PNC Facility (the “Second PNC Amendment”) which, among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, under the PNC Facility. The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The Second PNC Amendment also redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the Facility) as follows:

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

The Second PNC Amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014.

On July 2, 2014, we entered into the Third Amendment to the PNC Facility (the “Third PNC Amendment”) which, among other things, extended the term of PNC Facility. Pursuant to the Third PNC Amendment, which was effective June 30, 2014, the Termination Date of the Facility (as defined in the Facility) has been extended to June 30, 2018. The Third PNC Amendment also amended the Minimum EBITDA covenant in the Facility to require that the Company maintain, on a trailing 12 month basis, tested quarterly, minimum EBITDA for the quarters ending June 30, 2014 through December 31, 2014, as follows:

Period	Amount
Six month period ending June 30, 2014	$1,123,000
Nine month period ending September 30, 2014	$1,330,000
Twelve month period ending December 31, 2014	$802,000

EBITDA for the six month period ended June 30, 2014 was $1,535,000, which was in compliance with the EBITDA covenant, as amended by the Third PNC Amendment, for the period. The EBITDA was calculated as follows:

For the six months ended June 30, 2014
Net income	$468,000
add: income tax provision	261,000
Income before income taxes	729,000
add: interest expense	395,000
add: depreciation and amortization	411,000

Earnings before interest, taxes, depreciation, and amortization	$1,535,000

EBITDA, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations. We have provided a reconciliation of the net loss to EBITDA solely for the purpose of complying with SEC disclosure requirements and not as an indication that EBITDA is a substitute measure for income from operations.

The Company was in compliance with all covenants, as amended by the Third PNC Amendment, under the PNC Facility as of June 30, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended by the Third PNC Amendment, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 4 – Capital Stock

On June 6, 2014 the Company entered into an Underwriting Agreement with an investment banking firm for itself and as representative for two other investment banking firms (collectively, the “Underwriters”), in connection with an underwritten offering (the “Offering”) of 6,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Firm Shares”). Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, an aggregate of 6,000,000 shares of common stock at a price of $2.3375 per share, and the price to the public was $2.50 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30 day option to purchase up to 900,000 additional shares of its common stock to cover over-allotments, if any. The Company also agreed to reimburse certain expenses incurred by the Underwriters in the Offering.

The closing of the Offering was held on June 11, 2014, at which time, the Company sold 6,900,000 shares of its common stock to the Underwriters (including 900,000 shares to cover over-allotments) at a price of $2.3375 per share, and received gross proceeds of $16,128,750. The Underwriters will also receive reimbursement of expenses of $150,000. The Company also incurred approximately $400,000 of additional expenses in connection with the Offering.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s 10-K for the year ended December 31, 2013 and other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In December 2009, the EPA issued the 2009 Rule which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014 to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants. In 2011, as a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule providing for further reductions in the production and importation of HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule. The final rule issued in April 2013 allows for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. In December 2013, a proposed rule was issued by the EPA to address production and consumption allowances for HCFC refrigerants for the years 2015 through 2019. In the proposed rule, the EPA discusses several alternatives for the phase down of HCFC-22 during the years 2015 through 2019, and identifies a preferred approach that would implement a linear draw down for the production or importation of HCFC-22 that would start at 30 million pounds in 2015 and reduce by approximately 6 million pounds each year and end at zero in 2020. A final rule to address production and consumption allowances for the years 2015 through 2019 has not yet been issued by the EPA. As reflected in our historical operating results, EPA rule making and its corresponding impact on supply, pricing, and market behavior has a material effect on the Company’s operating results. The Company expects this final rule to have a material impact on the Company’s operating results and financial position.

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

Results of Operations

Three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013

Revenues for the three month period ended June 30, 2014 were $16,875,000, an increase of $1,107,000 or 7% from the $15,768,000 reported during the comparable 2013 period. The increase in revenues was attributable to an increase in refrigerant revenues of $1,035,000 and an increase in RefrigerantSide® Services revenues of $72,000. The increase in refrigerant revenue is primarily related to an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $8,468,000, offset in part by a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $7,433,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the average revenue per job completed compared to the same period in 2013.

Cost of sales for the three month period ended June 30, 2014 was $14,673,000 or 87% of sales. The cost of sales for the three month period ended June 30, 2013 was $13,220,000 or 84% of sales. The increase in the cost of sales percentage from 84% for the three month period ended June 30, 2013 to 87% for the three month period ended June 30, 2014 is primarily due to the cost of HCFC-22 per pound, relative to the lower selling price per pound, yielding a lower gross margin on those sales for the three month period ended June 30, 2014 compared to the same period in 2013.

Operating expenses for the three month period ended June 30, 2014 were $1,545,000, a decrease of $229,000 from the $1,774,000 reported during the comparable 2013 period. The decrease in operating expenses is due to a decrease in selling expenses of $204,000, primarily due to decreased selling payroll costs, as well as a decrease in general and administrative expenses of $25,000 primarily due to a decrease in administrative payroll, investor relations and insurance expenses.

Other income (expense) for the three month period ended June 30, 2014 was ($186,000), compared to the ($243,000) reported during the comparable 2013 period. Other income (expense) consists of interest expense of $186,000 and $243,000 for the comparable 2014 and 2013 periods, respectively. The decrease in interest expense is due to decreased borrowing on the PNC credit facility.

Income tax expense for the three month period ended June 30, 2014 was $163,000 compared to income tax expense for the three month period ended June 30, 2013 of $197,000. For 2014 and 2013 the income tax expense of $163,000 and $197,000, respectively were for federal and state income tax at statutory rates applied to the pre-tax income.

Net income for the three month period ended June 30, 2014 was $308,000, a decrease of $26,000 from the $334,000 net income reported during the comparable 2013 period, primarily due to the reduction in gross profit of $346,000, partially offset by a reduction in operating expenses of $229,000 and a reduction in interest and income tax expense of $91,000.

Six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013

Revenues for the six month period ended June 30, 2014 were $32,459,000, a decrease of $6,186,000 or 16% from the $38,645,000 reported during the comparable 2013 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $6,602,000 partially offset by an increase in RefrigerantSide® Services revenues of $416,000. The decrease in refrigerant revenue is primarily related to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $20,000,000, offset in part by an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $13,398,000. The increase in RefrigerantSide® Services was attributable to an increase in the number of jobs completed offset by a decrease in the price of jobs completed when compared to the same period in 2013.

Cost of sales for the six month period ended June 30, 2014 was $28,454,000 or 88% of sales. The cost of sales for the six month period ended June 30, 2013 was $26,935,000 or 70% of sales. The increase in the cost of sales percentage from 70% for the six month period ended June 30, 2013 to 88% for the six month period ended June 30, 2014 is primarily due to the cost of HCFC-22 per pound, relative to the lower selling price per pound, yielding a lower gross margin on those sales for the six month period ended June 30, 2014 compared to the same period in 2013.

Operating expenses for the six month period ended June 30, 2014 were $2,881,000, a decrease of $650,000 from the $3,531,000 reported during the comparable 2013 period. The decrease in operating expenses are due to a decrease in selling expenses of $377,000 primarily due to decreased selling payroll costs, advertising and professional fees, and a decrease in general and administrative expenses of $273,000 primarily due to a decrease in administrative payroll, investor relations costs and professional fees and a collection of a previously written off bad debt.

Other income (expense) for the six month period ended June 30, 2014 was ($395,000), compared to the ($440,000) reported during the comparable 2013 period. Other income (expense) consists of interest expense of $395,000 and $440,000 for the comparable 2014 and 2013 periods, respectively. The decrease in interest expense is due to decreased borrowing on the PNC credit facility.

Income tax provision for the six month period ended June 30, 2014 and 2013 was $261,000 and $2,936,000, respectively. The respective income tax provisions were for federal and state income tax at statutory rates.

Net income for the six month period ended June 30, 2014 was $468,000, a decrease of $4,335,000 from the $4,803,000 net income reported during the comparable 2013 period, primarily due to decreased revenues and gross profit, partially offset by decreased income tax expenses.

Liquidity and Capital Resources

At June 30, 2014, the Company had working capital, which represents current assets less current liabilities of $34,698,000, an increase of $12,443,000 from the working capital of $22,255,000 at December 31, 2013. The increase in working capital is primarily attributable to approximately $16,000,000 of proceeds from the issuance of common stock, offset by the repayment of long term debt of approximately $4,000,000.

Inventory and trade receivables are principal components of current assets. At June 30, 2014, the Company had inventories of $24,517,000, a decrease of $9,450,000 from $33,967,000 at December 31, 2013. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2014, the Company had trade receivables, net of allowance for doubtful accounts, of $10,163,000, an increase of $6,457,000 from $3,706,000 at December 31, 2013. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided from operating activities for the six month period ended June 30, 2014, was $5,038,000 compared with net cash used by operating activities of $13,830,000 for the comparable 2013 period. Net cash provided from operating activities for the 2014 period was primarily attributable to a decrease in inventory as well as an increase in accounts payable and accrued expenses offset by an increase in trade accounts receivable and prepaid and other assets.

Net cash used by investing activities for the six month period ended June 30, 2014, was $221,000 compared with net cash used by investing activities of $540,000 for the comparable 2013 period. The net cash used by investing activities for the 2014 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash used by financing activities for the six month period ended June 30, 2014, was $3,593,000 compared with net cash provided by financing activities of $12,753,000 for the comparable 2013 period. The net cash used by financing activities for the 2014 period was primarily due to repayment of short term debt and long term debt, offset by proceeds from the issuance of common stock.

At June 30, 2014, the Company had cash and cash equivalents of $1,893,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2014 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2014 (in 000’s):

	Twelve Month Period Ended June 30,
Long and short term debt and capital lease obligations:	2015	2016	2017	2018	2019 & Thereafter	Total
Principal	$278	$282	$246	$0	$0	$806
Estimated interest (1)	25	16	5	0	0	46
Operating leases	614	298	128	110	18	1,168

Total contractual cash obligations	$917	$596	$379	$110	$18	$2,020

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into the PNC Facility. Under the terms of the PNC Facility, Hudson could initially borrow up to $27,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to the lesser of $23,000,000 and a borrowing base that is calculated based on the outstanding amount of Hudson’s eligible receivables and eligible inventory, as described in the PNC Facility. On February 15, 2013, the PNC Facility was amended. As a result of this amendment, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. At June 30, 2014, total borrowings under the PNC Facility were none, and there was $24,300,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at June 30, 2014.

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

On October 25, 2013, we entered into the Second PNC Amendment which, among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, under the PNC Facility. The covenant waiver was required primarily because of the adverse impact on our results of operations from the significant reduction in the selling price of HCFC-22 following the EPA’s final ruling allowing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively.

The Second PNC Amendment also redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the Facility) as follows:

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

The Second PNC Amendment suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015 and set the minimum EBITDA for the quarters ended December 31, 2013 through December 31, 2014.

On July 2, 2014, we entered into the Third Amendment to the PNC Facility (the “Third PNC Amendment”) which, among other things, extended the term of PNC Facility. Pursuant to the Third PNC Amendment, which was effective June 30, 2014, the Termination Date of the Facility (as defined in the Facility) has been extended to June 30, 2018. The Third PNC Amendment also amended the Minimum EBITDA covenant in the Facility to require that the Company maintain, on a trailing 12 month basis, tested quarterly, minimum EBITDA for the quarters ending June 30, 2014 through December 31, 2014, as follows:

Period	Amount
Six month period ending June 30, 2014	$1,123,000
Nine month period ending September 30, 2014	$1,330,000
Twelve month period ending December 31, 2014	$802,000

EBITDA for the six month period ended June 30, 2014 was $1,535,000, which was in compliance with the EBITDA covenant, as amended by the Third PNC Amendment, for the period. The EBITDA was calculated as follows:

For the six months ended June 30, 2014
Net income	$468,000
add: income tax provision	261,000
Income before income taxes	729,000
add: interest expense	395,000
add: depreciation and amortization	411,000

Earnings before interest, taxes,
depreciation, and amortization	$1,535,000

EBITDA, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations. We have provided a reconciliation of the net loss to EBITDA solely for the purpose of complying with SEC disclosure requirements and not as an indication that EBITDA is a substitute measure for income from operations.

The Company was in compliance with all covenants, as amended by the Third PNC Amendment, under the PNC Facility as of June 30, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended by the Third PNC Amendment, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of June 30, 2014, the principal balance of this mortgage note was $520,000.

On June 6, 2014 the Company entered into an Underwriting Agreement with an investment banking firm for itself and as representative two other investment banking firms (collectively, the “Underwriters”), in connection with an underwritten offering (the “Offering”) of 6,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Firm Shares”). Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, an aggregate of 6,000,000 shares of common stock at a price of $2.3375 per share, and the price to the public was $2.50 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30 day option to purchase up to 900,000 additional shares of its common stock to cover over-allotments, if any. The Company also agreed to reimburse certain expenses incurred by the Underwriters in the Offering.

The closing of the Offering was held on June 11, 2014, at which time the Company sold 6,900,000 shares of its common stock to the Underwriters (including 900,000 shares to cover over-allotments) at a price of $2.3375 per share, and received gross proceeds of $16,128,750. The Underwriters will also receive reimbursement of expenses of $150,000. The Company also incurred approximately $400,000 of additional expenses in connection with the Offering.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the PNC Facility. In addition, the proceeds from the Offering may be used for working capital and general corporate purposes which may include, among other things, funding acquisitions, although we have no present commitments or agreements with respect to any such transactions. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurance that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available on acceptable terms, or at all.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable, primarily HCFC and CFC, refrigerants from suppliers and its customers. Under the Act the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and is scheduled to be phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the six month period ended June 30, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 28% of the Company’s revenues. At June 30, 2014, there were $1,230,000 in outstanding receivables from these customers. For the six month period ended June 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 29% of the Company’s revenues. At June 30, 2013, there were $1,842,000 in outstanding receivables from these customers.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's operating results and financial position.

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. In addition, to the extent that there is unseasonably cool weather throughout the spring and summer months, which would adversely affect the demand for refrigerants, there would be a corresponding negative impact on the Company. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that to a lesser extent there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of June 30, 2014 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%. The outstanding balance on the PNC Facility as of June 30, 2014 was $0. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Refrigerant Market

We are also exposed to market risk from fluctuations in the demand, price and availability of refrigerants. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms, or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on our consolidated results of operations.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2013.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (1)
10.2	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (2)
10.3	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
_____________________

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed June 6, 2014
(2)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 7, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	July 31, 2014
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	July 31, 2014
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.1	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (1)
10.2	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (2)
10.3	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
_____________________

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed June 6, 2014
(2)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 7, 2014

