Form 10-Q
period 2014-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2014-10-29
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	32,031,426 shares
Class	Outstanding at October 29, 2014

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,173	$669
Trade accounts receivable - net	9,036	3,706
Income taxes receivable	0	2,709
Inventories	27,653	33,967
Deferred tax asset	207	207
Prepaid expenses and other current assets	4,838	608
Total current assets	42,907	41,866

Property, plant and equipment, less accumulated depreciation	4,462	4,536
Other assets	150	106
Deferred tax asset	5,171	5,363
Investments in affiliates	377	440
Intangible assets, less accumulated amortization	48	57
Total Assets	$53,115	$52,368

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,834	$3,955
Accrued payroll	437	289
Short-term debt and current maturities of long-term debt	272	15,367
Total current liabilities	8,543	19,611
Long-term debt, less current maturities	458	4,671
Total Liabilities	9,001	24,282

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; issued and outstanding 32,031,426 and 25,070,386	320	251
Additional paid-in capital	60,543	44,944
Accumulated deficit	(16,749)	(17,109)
Total Stockholders' Equity	44,114	28,086

Total Liabilities and Stockholders' Equity	$53,115	$52,368

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2014	2013	2014	2013

Revenues	$15,296	$15,171	$47,755	$53,816
Cost of sales, excluding lower of cost or market adjustment	13,801	13,084	42,255	40,019
Lower of cost or market adjustment	0	14,700	0	14,700
Gross profit (loss)	1,495	(12,613)	5,500	(903)

Operating expenses:
Selling and marketing	630	756	1,894	2,397
General and administrative	992	1,077	2,609	2,967
Total operating expenses	1,622	1,833	4,503	5,364

Operating income (loss)	(127)	(14,446)	997	(6,267)

Other income (expense):
Interest expense	(99)	(247)	(494)	(687)
Total other income (expense)	(99)	(247)	(494)	(687)

Income (loss) before income taxes	(226)	(14,693)	503	(6,954)

Income tax (benefit) expense	(118)	(5,578)	143	(2,642)

Net income (loss)	$(108)	$(9,115)	$360	$(4,312)

Net income (loss) per common share – Basic	$(0.00)	$(0.36)	$0.01	$(0.17)
Net income (loss) per common share – Diluted	$(0.00)	$(0.36)	$0.01	$(0.17)
Weighted average number of shares outstanding – Basic	32,031,426	25,070,386	28,179,853	24,751,674
Weighted average number of shares outstanding – Diluted	32,031,426	25,070,386	29,839,975	24,751,674

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period ended September 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$360	$(4,312)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	626	600
Value of share-based payment arrangements	29	53
Amortization of deferred finance costs	81	61
Deferred tax asset utilization	193	(1,053)
Allowance for doubtful accounts	48	49
Lower of cost or market adjustment	0	6,694

Changes in assets and liabilities:
Trade accounts receivable	(5,378)	(4,959)
Inventories	6,314	1,095
Income taxes receivable	2,709	0
Prepaid and other assets	(4,355)	(4,253)
Accounts payable and accrued expenses	4,027	(233)
Deferred income taxes	0	542
Cash provided by (used in) operating activities	4,654	(5,716)

Cash flows from investing activities:
Additions to patents	(10)	(7)
Additions to property, plant, and equipment	(534)	(556)
Investment in affiliates	63	(47)
Cash used by investing activities	(481)	(610)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,639	1,110
Proceeds from (repayments of) short-term debt – net	(15,080)	5,337
Repayment of long-term debt	(4,228)	(169)
Cash provided (used) by financing activities	(3,669)	6,278

Increase (decrease) in cash and cash equivalents	504	(48)
Cash and cash equivalents at beginning of period	669	3,991
Cash and cash equivalents at end of period	$1,173	$3,943

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$413	$626
Cash paid during period for income taxes	$0	$1,085

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2013. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2014 and December 31, 2013, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of September 30, 2014 and December 31, 2013.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly-rated financial institutions and, at times, the balances exceed FDIC insurance coverage. The Company's trade accounts receivable are primarily due from companies throughout the United States. The Company reviews each customer's credit history before extending credit.

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

For the nine month period ended September 30, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 26% of the Company’s revenues. At September 30, 2014, there were $2,004,000 in outstanding receivables from these customers.

For the nine month period ended September 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At September 30, 2013, there were $622,000 in outstanding receivables from these customers.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine Month Period Ended September 30,	2014	2013
(in thousands, unaudited)
Refrigerant and reclamation sales	$44,011	$50,564
RefrigerantSide® Services	3,744	3,252
Total	$47,755	$53,816

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of September 30, 2014 and December 31, 2013, the net deferred tax asset was $5,378,000 and $5,570,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2011 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2014, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The IRS recently initiated an examination of the Company’s federal income tax returns for the fiscal years 2012 and 2013. The Company does not expect the results of this examination to have a material effect on the Company’s financial statements.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2014 and December 31, 2013, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period ended September 30,		Nine Month Period ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(108)	$(9,115)	$360	$(4,312)

Weighted average number of shares - basic	32,031,426	25,070,386	28,179,853	24,751,674
Shares underlying warrants	0	0	196,522	0
Shares underlying options	0	0	1,463,600	0
Weighted average number of shares outstanding - diluted	32,031,426	25,070,386	29,839,975	24,751,674

During the three month periods ended September 30, 2014 and 2013, certain options and warrants aggregating 3,676,661 and 3,746,807 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2014 and 2013, certain options and warrants aggregating 80,843 and 3,746,807 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In December 2009, the Environmental Protection Agency (“EPA”) issued a final rule (the “2009 Rule”) which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014 to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants. As a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule (the “April 2013 Rule”) providing for further reductions in the production and importation of virgin HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule. On October 16, 2014, the Administrator of the EPA signed a final rule providing further reductions in the production and consumption allowances for HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear draw down for the production or importation of virgin HCFC-22 that will start at approximately 22 million pounds in 2015 and reduce by approximately 4.5 million pounds each year and end at zero in 2020.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the effects of ASU 2014-09 and therefore cannot estimate the effects, if any on historical or future revenue recognition at this time.

Note 2 - Share-based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2014 and 2013, the share-based compensation expense of $29,000 and $53,000, respectively, is reflected in general and administrative expenses in the consolidated income statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2014, the Plans authorized the issuance of stock options to purchase 6,000,000 shares of the Company’s common stock and, as of September 30, 2014 there were 2,511,733 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from five to ten years.

During the nine month periods ended September 30, 2014 and 2013, the Company issued options to purchase 10,000 shares and 110,000 shares, respectively. As of September 30, 2014, there was $68,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan (“2004 Plan”) pursuant to which 2,500,000 shares of common stock were reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs could be granted under the 2004 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective September 10, 2014, the Company’s ability to grant options or other awards under the 2004 Plan expired.

ISOs granted under the 2004 Plan could not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2004 Plan could not be granted at a price less than the fair market value of the common stock. Options granted under the 2004 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

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

Effective September 17, 2014, the Company adopted its 2014 Stock Incentive Plan (“2014 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance upon the exercise of options, designated as either (i) ISOs under the Code, or (ii) nonqualified options, restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2014 Plan to employees and officers of the Company. Non qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2014 Plan is sooner terminated, the ability to grant options or other awards under the 2014 Plan will expire on September 17, 2024.

ISOs granted under the 2014 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2014 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2014 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Period ended September 30,	2014	2013
Assumptions
Dividend yield	0%	0%
Risk free interest rate	1.69%	.85% - 1.64%
Expected volatility	59%	62% - 76%
Expected lives	5 years	5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,348,935	$1.23
• Cancelled	(58,617)	$1.87
• Exercised	(945,761)	$1.20
• Granted	173,354	$2.59
Outstanding at December 31, 2013	2,517,911	$1.33
• Exercised	(20,000)	$1.18
• Granted	10,000	$2.73
Outstanding at September 30, 2014	2,507,911	$1.33

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2014 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,507,911	3.8 years	$1.33
Options vested	2,466,244	3.7 years	$1.30

The following is the intrinsic value at September 30, 2014 of:

Options outstanding	$5,027,955
Options vested in 2014	$0
Options exercised in 2014	$52,000

The intrinsic value of options exercised during the year ended December 31, 2013 was $2,816,000.

Note 3 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $144,000 are being amortized over the life of the loan. At September 30, 2014, total borrowings under the PNC Facility were none, and there was $25,000,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at September 30, 2014.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar Rate (as defined in the PNC Facility) or, for Eurodollar Rate Loans (as defined in the PNC Facility) with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar Rate Loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus 2.75%.

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

On October 25, 2013, we entered into the Second Amendment to the PNC Facility (the “Second PNC Amendment”) which, among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013 under the PNC Facility and suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015.

The Second PNC Amendment also redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the PNC Facility) as follows:

“Revolving Interest Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one percent (1.00%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to the Eurodollar Rate Loans.

“Term Loan Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one percent (1.00%) with respect to the Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans.

On July 2, 2014, we entered into the Third Amendment to the PNC Facility (the “Third PNC Amendment”) which, among other things, extended the term of PNC Facility. Pursuant to the Third PNC Amendment, which was effective June 30, 2014, the Termination Date of the PNC Facility (as defined in the PNC Facility) has been extended to June 30, 2018. The Third PNC Amendment also amended the Minimum EBITDA covenant in the PNC Facility to require that the Company maintain, on a trailing 12 month basis, tested quarterly, minimum EBITDA for the quarters ending June 30, 2014 through December 31, 2014, as follows:

Period	Amount
Six month period ending June 30, 2014	$1,123,000
Nine month period ending September 30, 2014	$1,330,000
Twelve month period ending December 31, 2014	$802,000

EBITDA for the nine month period ended September 30, 2014 was $1,623,000, which was in compliance with the EBITDA covenant, as amended by the Third PNC Amendment, for the period. The EBITDA was calculated as follows:

For the nine months ended September 30, 2014
Net income	$360,000
add: income tax provision	143,000
Income before income taxes	503,000
add: interest expense	494,000
add: depreciation and amortization	626,000

Earnings before interest, taxes, depreciation, and amortization	$1,623,000

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

The Company was in compliance with all covenants, as amended under the PNC Facility as of September 30, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

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

The closing of the Offering was held on June 11, 2014, at which time, the Company sold 6,900,000 shares of its common stock to the Underwriters (including 900,000 shares to cover over-allotments) at a price of $2.3375 per share, and received gross proceeds of $16,128,750. The Underwriters received reimbursement of expenses of $150,000, and the Company also incurred approximately $400,000 of additional expenses in connection with the Offering.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In December 2009, the EPA issued the 2009 Rule which limited the total pounds of virgin HCFC refrigerants that could be produced and imported for the years 2010 through 2014 to levels which, based upon the EPA’s estimates, would require as much as 20% of the service demand for existing equipment to be met by reclaimed or recycled HCFC refrigerants. In 2011, as a result of litigation, the 2009 Rule was vacated, and in April 2013, the EPA issued a final rule providing for further reductions in the production and importation of virgin HCFC refrigerants in the years 2013 and 2014 when compared to the reductions originally established in the 2009 Rule. The final rule issued in April 2013 allows for the production or importation of 63 million and 51 million pounds of virgin HCFC-22 in 2013 and 2014, respectively. On October 16, 2014, the Administrator of the EPA signed a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear draw down for the production or importation of virgin HCFC-22 that will start at approximately 22 million pounds in 2015 and reduce by approximately 4.5 million pounds each year and end at zero in 2020.

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

Results of Operations

Three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013

Revenues for the three month period ended September 30, 2014 were $15,296,000, an increase of $125,000 or 1% from the $15,171,000 reported during the comparable 2013 period. The increase in revenues was attributable to an increase in refrigerant revenues of $49,000 and an increase in RefrigerantSide® Services revenues of $76,000. The increase in refrigerant revenue is primarily related to an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $3,899,000, offset in part by a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $3,850,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the average revenue per job completed compared to the same period in 2013.

Cost of sales for the three month period ended September 30, 2014 was $13,801,000 or 90% of sales. The cost of sales for the three month period ended September 30, 2013, before the lower of cost or market adjustment of $14,700,000, was $13,084,000 or 86% of sales. The increase in the cost of sales percentage from 86% for the three month period ended September 30, 2013 to 90% for the three month period ended September 30, 2014 is primarily due to the cost of certain refrigerants yielding a lower gross margin on those sales for the three month period ended September 30, 2014 compared to the same period in 2013.

Operating expenses for the three month period ended September 30, 2014 were $1,622,000, a decrease of $211,000 from the $1,833,000 reported during the comparable 2013 period. The decrease in operating expenses is due to a decrease in selling expenses of $126,000, primarily due to decreased selling payroll costs, as well as a decrease in general and administrative expenses of $85,000 primarily due to a decrease in professional fees.

Other income (expense) for the three month period ended September 30, 2014 was ($99,000), compared to the ($247,000) reported during the comparable 2013 period. Other income (expense) consists of interest expense of $99,000 and $247,000 for the comparable 2014 and 2013 periods, respectively. The decrease in interest expense is due to decreased borrowing on the PNC credit facility.

Income tax benefit for the three month period ended September 30, 2014 was $118,000 compared to income tax benefit for the three month period ended September 30, 2013 of $5,578,000. For 2014 and 2013 the income tax benefits were for federal and state income tax at statutory rates applied to the pre-tax loss.

Net loss for the three month period ended September 30, 2014 was $108,000, a decrease of $9,007,000 from the $9,115,000 net loss reported during the comparable 2013 period, primarily due to the 2013 lower of cost or market adjustment of $14,700,000 offset by the income tax benefit of approximately $5,600,000.

Nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013

Revenues for the nine month period ended September 30, 2014 were $47,755,000, a decrease of $6,061,000 or 11% from the $53,816,000 reported during the comparable 2013 period. The decrease in revenues was primarily attributable to a decrease in refrigerant revenues of $6,553,000 partially offset by an increase in RefrigerantSide® Services revenues of $492,000. The decrease in refrigerant revenue is primarily related to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $24,219,000, offset in part by an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $17,666,000. The increase in RefrigerantSide® Services was attributable to an increase in the price of jobs completed offset by a decrease in the number of jobs completed when compared to the same period in 2013.

Cost of sales for the nine month period ended September 30, 2014 was $42,255,000 or 88% of sales. The cost of sales for the nine month period ended September 30, 2013, before the lower of cost or market adjustment of $14,700,000, was $40,019,000 or 74% of sales. The increase in the cost of sales percentage from 74% for the nine month period ended September 30, 2013 to 88% for the nine month period ended September 30, 2014 is primarily due to the cost of certain refrigerants yielding a lower gross margin on those sales for the nine month period ended September 30, 2014 compared to the same period in 2013.

Operating expenses for the nine month period ended September 30, 2014 were $4,503,000, a decrease of $861,000 from the $5,364,000 reported during the comparable 2013 period. The decrease in operating expenses are due to a decrease in selling expenses of $503,000 primarily due to decreased selling payroll costs, advertising and professional fees, and a decrease in general and administrative expenses of $358,000 primarily due to a decrease in administrative payroll, investor relations costs and professional fees and a collection of a previously written off bad debt.

Other income (expense) for the nine month period ended September 30, 2014 was ($494,000), compared to the ($687,000) reported during the comparable 2013 period. Other income (expense) consists of interest expense of $494,000 and $687,000 for the comparable 2014 and 2013 periods, respectively. The decrease in interest expense is due to decreased borrowing on the PNC credit facility.

Income tax expense (benefit) for the nine month period ended September 30, 2014 and 2013 was $143,000 and ($2,642,000), respectively. For 2014 and 2013 the respective income tax expense (benefits) were for federal and state income tax at statutory rates applied to the pre-tax income or (loss).

Net income (loss) for the nine month period ended September 30, 2014 was $360,000, an increase of $4,672,000 from the ($4,312,000) net loss reported during the comparable 2013 period, primarily due to the lower of cost or market adjustment in 2013 of $14,700,000, offset by decreased revenues and gross profit margins in 2014.

Liquidity and Capital Resources

At September 30, 2014, the Company had working capital, which represents current assets less current liabilities of $34,364,000, an increase of $12,109,000 from the working capital of $22,255,000 at December 31, 2013. The increase in working capital is primarily attributable to approximately $16,000,000 of proceeds from the issuance of common stock, offset by the repayment of long term debt of approximately $4,000,000.

Inventory and trade receivables are principal components of current assets. At September 30, 2014, the Company had inventories of $27,653,000, a decrease of $6,314,000 from $33,967,000 at December 31, 2013. The decrease in the inventory balance is due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At September 30, 2014, the Company had trade receivables, net of allowance for doubtful accounts, of $9,036,000, an increase of $5,330,000 from $3,706,000 at December 31, 2013. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2014, was $4,654,000 compared with net cash used by operating activities of $5,716,000 for the comparable 2013 period. Net cash provided from operating activities for the 2014 period was primarily attributable to a decrease in inventory and income taxes receivable as well as an increase in accounts payable and accrued expenses offset by an increase in trade accounts receivable and prepaid and other assets.

Net cash used by investing activities for the nine month period ended September 30, 2014, was $481,000 compared with net cash used by investing activities of $610,000 for the comparable 2013 period. The net cash used by investing activities for the 2014 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash used by financing activities for the nine month period ended September 30, 2014, was $3,669,000 compared with net cash provided by financing activities of $6,278,000 for the comparable 2013 period. The net cash used by financing activities for the 2014 period was primarily due to repayment of short term debt and long term debt, offset by proceeds from the issuance of common stock.

At September 30, 2014, the Company had cash and cash equivalents of $1,173,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2014 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2014 (in 000’s):

	Twelve Month Period Ended September 30,

Long and short term debt and capital lease obligations:	2015	2016	2017	2018	Total
Principal	$272	$280	$178	$0	$730
Estimated interest (1)	21	13	3	0	37
Operating leases	796	635	516	193	2,140

Total contractual cash obligations	$1,089	$928	$697	$193	$2,907

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $144,000 are being amortized over the life of the loan. At September 30, 2014, total borrowings under the PNC Facility were none, and there was $25,000,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.0% at September 30, 2014.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar Rate (as set forth in the PNC Facility) or, for Eurodollar Rate Loans (as defined in the PNC Facility) with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar Rate Loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar rate plus 2.75%.

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

On October 25, 2013, we entered into the Second PNC Amendment which, among other things, waived our requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, under the PNC Facility, and suspended the minimum fixed charge ratio covenant until the quarterly period ending March 31, 2015. .

The Second PNC Amendment also redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the PNC Facility) as follows:

“Revolving Interest Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one percent (1.00%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to the Eurodollar Rate Loans.

“Term Loan Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one percent (1.00%) with respect to the Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans.

On July 2, 2014, we entered into the Third Amendment to the PNC Facility (the “Third PNC Amendment”) which, among other things, extended the term of PNC Facility. Pursuant to the Third PNC Amendment, which was effective June 30, 2014, the Termination Date of the PNC Facility (as defined in the PNC Facility) has been extended to June 30, 2018. The Third PNC Amendment also amended the Minimum EBITDA covenant in the PNC Facility to require that the Company maintain, on a trailing 12 month basis, tested quarterly, minimum EBITDA for the quarters ending June 30, 2014 through December 31, 2014, as follows:

Period	Amount
Six month period ending June 30, 2014	$1,123,000
Nine month period ending September 30, 2014	$1,330,000
Twelve month period ending December 31, 2014	$802,000

EBITDA for the nine month period ended September 30, 2014 was $1,623,000, which was in compliance with the EBITDA covenant, as amended by the Third PNC Amendment, for the period. The EBITDA was calculated as follows:

For the nine months ended September 30, 2014
Net income	$360,000
add: income tax provision	143,000
Income before income taxes	503,000
add: interest expense	494,000
add: depreciation and amortization	626,000

Earnings before interest, taxes, depreciation, and amortization	$1,623,000

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

The Company was in compliance with all covenants, as amended under the PNC Facility as of September 30, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

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

The closing of the Offering was held on June 11, 2014, at which time the Company sold 6,900,000 shares of its common stock to the Underwriters (including 900,000 shares to cover over-allotments) at a price of $2.3375 per share, and received gross proceeds of $16,128,750. The Underwriters received reimbursement of expenses of $150,000, and the Company also incurred approximately $400,000 of additional expenses in connection with the Offering.

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

For the nine month period ended September 30, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 26% of the Company’s revenues. At September 30, 2014, there were $2,004,000 in outstanding receivables from these customers.

For the nine month period ended September 30, 2013, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At September 30, 2013, there were $622,000 in outstanding receivables from these customers.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the effects of ASU 2014-09 and therefore cannot estimate the effects, if any on historical or future revenue recognition at this time.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of September 30, 2014 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%. The outstanding balance on the PNC Facility as of September 30, 2014 was $0. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2013.

Item 6 - Exhibits

Exhibit Number	Description
10.1	2014 Stock Incentive Plan (1)
10.2	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (2)
10.3	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period.
10.4	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (2)
10.5	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (2)
10.6	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (2)
10.7	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (2)
10.8	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (2)
10.9	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (2)

(1)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	October 29, 2014
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	October 29, 2014
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1	2014 Stock Incentive Plan (1)
10.2	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (2)
10.3	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period.
10.4	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (2)
10.5	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (2)
10.6	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (2)
10.7	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (2)
10.8	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (2)
10.9	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (2)

(1)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(2)	Filed herewith.

