Form 10-K
period 2014-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2015-03-16
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2014 was approximately $73,995,626. As of March 9, 2015 there were 32,325,276 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include (i) refrigerant sales, (ii) refrigerant management services consisting primarily of reclamation of refrigerants and (iii) RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, RefrigerantSide® Services include predictive and diagnostic services for industrial and commercial refrigeration applications, which are designed to predict potential catastrophic problems and identify inefficiencies in an operating system. The Company’s SmartEnergy OPSTM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry®, Chill Smart®, Fluid Chemistry® and Performance Optimization are predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin, hydro chlorofluorocarbon (“HCFC”) and hydro fluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”) refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in April 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. The Company believes that the production permitted by the final rule created an oversupply of HCFC-22 during the 2013 cooling season. The Company believes that this oversupply resulted in a reduction in the market price of HCFC-22 during 2013, which resulted in the Company having to record a lower of cost or market adjustment in the amount of $14,700,000 for the three and nine months ended September 30, 2013 (the “LCM”). On October 16, 2014, the Administrator of the EPA signed a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that will start at approximately 22 million pounds in 2015 and reduce by approximately 4.5 million pounds each year and end at zero in 2020.

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various segments of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC refrigerants and a certain type of HFC’s known as hydrofluoro-olefins (“HFO”). HFC refrigerants are not ozone depleting chemicals and are not currently regulated under the Act. However, certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state and federal regulations relating to the sale, use and emissions of HFC refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants. The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with lower global warming potentials.

The Act, and the federal regulations enacted under authority of the Act, have mandated and/or promoted responsible use practices in the air conditioning and refrigeration industry, which are intended to minimize the release of refrigerants into the atmosphere and encourage the recovery and re-use of refrigerants. The Act prohibits the venting of CFC, HFC and HCFC refrigerants, and prohibits and/or phases down the production of CFC and HCFC refrigerants. The Act also mandates the recovery of CFC and HCFC refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Under the Act, owners, operators and companies servicing cooling equipment are responsible for the integrity of the systems regardless of the refrigerant being used.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and refrigerant management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release to the atmosphere and the corresponding ozone depletion and global warming impact. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing. The Company believes it is the largest refrigerant reclaimer in the United States. Additionally, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems. These services, known as RefrigerantSide® Services, complement the Company’s refrigerant sales and refrigerant reclamation and management services. The Company has also developed Performance Optimization services that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the efficiency of their systems and save energy. In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions.

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

The Company also delivers global energy services (“GES”) offerings to large industrial and commercial companies both in the United States and internationally. A large portion of its GES business involves the performance of “investment grade” Energy Savings Assessments (“ESAs”) for process and utility systems including steam, refrigeration and process cooling, process heating, waste heat recovery, and combined heat and power systems. These assessments can identify significant energy and cost savings projects for customers that lead to a direct reduction in carbon dioxide (“CO2”) emissions from the site or from the power plants. The Company’s GES division is staffed by engineers that are recognized as Energy Experts and Qualified Best Practices Specialists by the United States Department of Energy (“DOE”) in the areas of Steam and Process Heating under the DOE “Best Practices” program, and are the Lead International Energy Experts for steam systems for the United Nations Industrial Development Organization. The Company’s staff have trained more than 2,500 industrial plant personnel in the US and internationally, and have developed and are currently delivering training curriculums in 10 different countries.

The Company has also been awarded several US patents for its Performance Monitoring & Optimization System (“PMOS”), which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. The Company’s PMOS is able to identify specific inefficiencies in the operation of refrigeration systems and, when used with Hudson’s RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. Improving the system efficiency reduces power consumption thereby directly reducing CO2 emissions at the power plants or onsite. In addition, the Company’s ChillSmart® offering, which combines the PMOS methodology with the Company’s Chiller Chemistry® offering, provides a snapshot of a packaged chiller’s operating efficiency and health. ChillSmart® provides a very effective predictive maintenance tool and helps our customers to identify the operating chillers that cause higher operating costs. The Company’s SmartEnergy OPSTM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. SmartEnergy OPSTM complements the Company’s ChillSmart® offering and enables customers to monitor and improve chiller performance and proactively identify and correct system inefficiencies.

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

Hudson's Network

Hudson operates from a network of facilities located in:

Pearl River, New York	—Company headquarters and administrative offices
Brentwood, Tennessee	—Administrative offices

Champaign, Illinois	—Reclamation and separation of refrigerants and cylinder refurbishment center; RefrigerantSide® Service depot
Nashville, Tennessee	—Reclamation and separation of refrigerants and cylinder refurbishment center
Ontario, California	—Reclamation and cylinder refurbishment center
San Juan, Puerto Rico	—Reclamation center and RefrigerantSide® Service depot

Auburn, Washington	—RefrigerantSide® Service depot
Baton Rouge, Louisiana	—RefrigerantSide® Service depot
Charlotte, North Carolina	—RefrigerantSide® Service depot
Escondido, California	—RefrigerantSide® Service depot
Stony Point, New York	—RefrigerantSide® Service depot
Tulsa, Oklahoma	—Energy and Carbon Services
Hampstead, New Hampshire	—Telemarketing office
Pottsboro, Texas	—Telemarketing office

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. The Company has Alliances in Europe and South Africa, and over time, the Company expects to introduce its technology and offerings to several other markets around the world.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most-widely used refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. On October 16, 2014, the Administrator of the EPA signed a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that will start at approximately 22 million pounds in 2015 and reduce by approximately 4.5 million pounds each year and end at zero in 2020.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At December 31, 2014, there were $688,000 in outstanding receivables from these customers.

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

The Emergency Planning and Community Right-to-Know Act of 1986, as amended, requires the annual reporting by the Company of Emergency and Hazardous Chemical Inventories (Tier II reports) to the various states in which the Company operates and requires the Company to file annual Toxic Chemical Release Inventory Forms with the EPA.

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

The Company believes that it is in material compliance with all applicable regulations material to its business operations.

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratory, which is AHRI certified, to assure that reclaimed refrigerants comply with AHRI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs ten persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

On December 31, 2014, the Company had 129 full and 2 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel.

None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

Patents and Proprietary Information

The Company’s United States patent and its foreign patents relating to the high-speed equipment, components and process to reclaim refrigerants expired between May 2014 and December 2014. The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between February 2017 and April 2032.

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

Our existing credit facility, which currently expires in June 2018, is secured by substantially all of our assets and contains formulas that limit the amount of our borrowings under the facility. Moreover, the terms of our credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lender, our indebtedness under the credit facility would become immediately due and payable, and the lender could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

We may need additional financing to satisfy our future capital requirements, which may not be readily available to us.

Our capital requirements may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility that expires in June 2018 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility. There can be no assurance that we will be able to obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Adverse weather or economic downturn could adversely impact our financial results

Our business could be negatively impacted by adverse weather or economic downturns. Weather is a significant factor in determining market demand for the refrigerants sold by us, and to a lesser extent, our RefrigerantSide® Services. Unusually cool temperatures in the spring and summer tend to depress demand for, and price of, refrigerants we sell. Protracted periods of cooler than normal spring and summer weather could result in a substantial reduction in our sales which could adversely affect our financial position as well as our results of operations. An economic downturn could cause customers to postpone or cancel purchases of the Company’s products or services. Either or both of these conditions could have severe negative implications to our business that may exacerbate many of the risk factors we identified in this report but not limited, to the following:

Liquidity

These conditions could reduce our liquidity and this could have a negative impact on our financial condition and results of operations.

Demand

These conditions could lower the demand and/or price for our product and services, which would have a negative impact on our results of operations.

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

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the OSHA and DOT. Although we believe that we are in material compliance with all applicable regulations material to our business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations which affect the marketing and sale of refrigerant could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, regulations and permit requirements, particularly as we seek to enter into new geographic markets. Our failure to comply with applicable laws, rules or regulations or permit requirements could subject us to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our operations and future financial condition.

A number of factors could negatively impact the price and/or availability of refrigerants, which would, in turn, adversely affect our business and financial condition.

Refrigerant sales continue to represent a significant portion of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitation: (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the ban on production of CFC based refrigerants under the Act; (iii) the proposed legislation which, if enacted, could impose limitations on production and consumption of HFC refrigerants; (iv) introduction of new refrigerants and air conditioning and refrigeration equipment; (v) price competition resulting from additional market entrants; (vi) changes in government regulation on the use and production of refrigerants; and (vii) reduction in demand for refrigerants. We do not maintain firm agreements with any of our suppliers of refrigerants and we do not hold allowances permitting us to purchase and import HCFC refrigerants from abroad. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HCFC production, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

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

Currently, our officers and directors collectively own approximately 20% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

We may fail to successfully integrate any acquisitions made by us into our operations.

As part of our business strategy, we may look for opportunities to grow by acquiring other product lines, technologies or facilities that complement or expand our existing business. We may be unable to identify suitable acquisition candidates or negotiate acceptable terms. In addition, we may not be able to successfully integrate any assets, liabilities, customers, systems or management personnel we may acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. There can be no assurance that we will be able to successfully integrate any prior or future acquisition.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's headquarters are located in a 4,200 square foot office facility located in a multi-tenant building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of $93,000 pursuant to an agreement expiring in August 2018.

The Company’s Brentwood, Tennessee facility is a 5,500 square foot office facility in a multi-tenant building sub-leased from an unaffiliated third party at an annual rental of $70,000 pursuant to a month to month sub-lease agreement.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of December 31, 2014, the Company has $437,000 outstanding under this mortgage and the annual real estate taxes on this facility are approximately $43,000.

The Company has established a second facility in Champaign, Illinois, which is a 76,000 square foot facility located in an approximately 130,000 square foot building. The building is leased from an unaffiliated third party at an annual rental of $340,000, pursuant to an arrangement expiring in December 2017.

The Company’s Nashville, Tennessee facility is a 33,000 square foot office facility leased from an unaffiliated third party at an annual rental of $143,000 pursuant to an agreement expiring in February 2016.

The Company’s Ontario, California facility is a 20,000 square foot facility leased from an unaffiliated third party at an annual rental of $85,000 pursuant to an agreement expiring in December 2018.

The Company’s San Juan, Puerto Rico facility is an 8,000 square foot facility which is sub-leased from an unaffiliated third party at an annual rental of $53,000 pursuant to a month to month sub-lease agreement.

The Company's Auburn, Washington depot facility is a 3,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $27,000 pursuant to a month to month rental agreement.

The Company's Baton Rouge, Louisiana depot facility is a 1,800 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $15,000 pursuant to an arrangement expiring in March 2015.

The Company's Charlotte, North Carolina depot facility is an 8,500 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $64,000 pursuant to an agreement expiring in March 2016.

The Company’s Escondido, California depot facility is a 6,000 square foot facility leased from an unaffiliated third party at an annual rental of $42,000 pursuant to a month to month rental agreement.

The Company’s Stony Point, New York depot facility is an 18,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $116,000 pursuant to an agreement expiring in June 2016.

The Company’s Tulsa, Oklahoma energy and carbon services facility is located in a 2,304 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $26,000 which includes our share of operating expenses. This lease expires December 2017.

The Company's Hampstead, New Hampshire telemarketing facility is located in a 1,600 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $28,000 pursuant to an agreement expiring in August 2017.

The Company’s Pottsboro, Texas telemarketing facility is located in a 1,000 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $9,600 pursuant to an agreement expiring in August 2017.

In addition to the above leases, the Company from time to time utilizes public warehouse space on a month to month basis. The Company typically enters into short-term leases for its facilities and whenever possible extends the expiration date of such leases. The Company believes that its insurance policies are adequate to protect the Company’s property.

Item 3. Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the “1999 Release”), at its former leased facility in Hillburn, NY (the “Hillburn Facility”), which the Company vacated in June 2006. Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation (“DEC”), the Company constructed and put into operation a remediation system to remove R-11 refrigerant levels in the groundwater under and around the Hillburn Facility.

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

In May 2000, the Hillburn Facility, as a result of the 1999 Release, was nominated by the EPA for listing on the National Priorities List (“NPL”) pursuant to CERCLA. The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it had no current plans to finalize the process for listing of the Hillburn Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the years ended December 31, 2014 and 2013, the Company incurred $53,000 and $100,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

	High	Low
2013
-First Quarter	$5.04	$3.59
- Second Quarter	$4.45	$3.11
- Third Quarter	$3.26	$1.76
- Fourth Quarter	$3.72	$1.75

2014
- First Quarter	$4.00	$2.68
- Second Quarter	$3.40	$2.55
- Third Quarter	$3.59	$2.60
- Fourth Quarter	$4.80	$2.86

The number of record holders of the Company's common stock was approximately 152 as of March 16, 2015. The Company believes that there are in excess of 3,200 beneficial owners of its common stock.

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

See Item 12 for certain information with respect to the Company's equity compensation plans as of December 31, 2014.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the this report and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in April 2013 the EPA published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. The Company believes that the production permitted by the final rule created an oversupply of HCFC-22 during the 2013 cooling season. The Company believes that this oversupply resulted in a reduction in the market price of HCFC-22 during 2013, which resulted in the Company having to record a lower of cost or market adjustment in the amount of $14,700,000 for the three and nine months ended September 30, 2013 (the “LCM”). On October 16, 2014, the Administrator of the EPA signed the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that will start at approximately 22 million pounds in 2015 and reduce by approximately 4.5 million pounds each year and end at zero in 2020.

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

The Company focuses its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company offers its RefrigerantSide® Services to customers in the following industries: petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. The Company may incur additional expenses as it further develops its RefrigerantSide® Services offering.

Results of Operations

Year ended December 31, 2014 as compared to the year ended December 31, 2013

Revenues for the year ended December 31, 2014 were $55,810,000, a decrease of $2,824,000 or 5% from the $58,634,000 reported during the comparable 2013 period. The decrease in revenues was attributable to a decrease in refrigerant revenues of $3,833,000 offset in part by an increase in RefrigerantSide® Services revenues of $1,009,000. The decrease in refrigerant revenue is related to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $24,157,000, offset in part by an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $20,324,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the price of jobs completed when compared to the same period in 2013.

Cost of sales for the year ended December 31, 2014 was $49,364,000 or 88% of sales. Cost of sales for year ended December 31, 2013 was $59,364,000, including the LCM adjustment to the HCFC-22 inventory of $14,700,000. The LCM inventory adjustment, which significantly increased our cost of sales, was due to an approximately 50% decline in HCFC-22 refrigerant pricing from April to September 2013 following the issuance of the EPA’s final rule in April 2013. Cost of sales for the year ended December 31, 2013, before the LCM adjustment was $44,664,000 or 76% of sales. The increase in the cost of sales percentage, before the LCM adjustment, from 76% in 2013 to 88% in 2014, is related to the increase in the number of pounds of refrigerant sold in 2014 at a lower selling price per pound, as described in the revenue discussion above.

Operating expenses for the year ended December 31, 2014 were $7,431,000, a decrease of $324,000 from the $7,755,000 reported during the comparable 2013 period. The decrease in operating expenses is due to a decrease in selling expenses primarily due to decreases in commissions, recruiting, advertising and other selling expenses.

Other income (expense) for the year ended December 31, 2014 was ($641,000), compared to the ($933,000) reported during the comparable 2013 period. Other income (expense) consists of interest expense of $641,000 and $933,000 for the comparable 2014 and 2013 periods, respectively. The decrease in interest expense is due to decreased borrowing on the PNC credit facility.

Income tax benefit for the year ended December 31, 2014 was $906,000 compared to the $3,576,000 reported during the comparable 2013 period. For 2014 the income tax benefit of $906,000 was for federal and state income tax at statutory rates applied to the pre-tax loss, as well as state income tax refunds for 2013 that had not been accrued in 2013. For 2013 the income tax benefit of $3,576,000 was for federal and state income tax at statutory rates applied to the pre-tax loss.

Net loss for the year ended December 31, 2014 was $720,000, a decrease of $5,122,000 compared to the $5,842,000 reported during the comparable 2013 period, primarily due to the increase in gross profit and decreases in operating expenses and interest expense, partially offset by the decrease in the income tax benefit.

Liquidity and Capital Resources

At December 31, 2014, the Company had working capital, which represents current assets less current liabilities of $32,114,000, an increase of $9,859,000 from the working capital of $22,255,000 at December 31, 2013. The increase in working capital is primarily attributable to approximately $16,000,000 of proceeds from the issuance of common stock, offset by increases in fixed assets and other long-term assets of $6,100,000.

Inventory and trade receivables are principal components of current assets. At December 31, 2014, the Company had inventories of $37,017,000, an increase of $3,050,000 from $33,967,000 at December 31, 2013. The increase in the inventory balance is primarily due to the inventory acquired in connection with the Polar Technologies acquisition, as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At December 31, 2014, the Company had trade receivables, net of allowance for doubtful accounts, of $3,968,000, an increase of $262,000 from $3,706,000 at December 31, 2013. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the year ended December 31, 2014, was $1,701,000 compared with net cash used by operating activities of $6,417,000 for the comparable 2013 period. Net cash provided by operating activities for the 2014 period was primarily attributable to a decrease in income taxes receivable, offset in part by an increase in inventory.

Net cash used by investing activities for the year ended December 31, 2014, was $8,031,000 compared with net cash used by investing activities of $397,000 for the comparable 2013 period. The net cash used by investing activities for the 2014 period was primarily related to the acquisition of Polar Technologies, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the year ended December 31, 2014, was $6,596,000 compared with net cash provided by financing activities of $3,492,000 for the comparable 2013 period. The net cash provided by financing activities for the 2014 period was primarily due to the proceeds from the issuance of common stock, partially offset by the repayment of short term debt and long term debt.

At December 31, 2014, the Company had cash and cash equivalents of $935,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2015 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2014 (in 000’s):

	Twelve Month Period Ended December 31,
	2015	2016	2017	2018	Total
Long and short term debt and capital lease obligations:
Principal	$6,320	$277	$112	$4,000	$10,709
Estimated interest (1)	650	638	630	314	2,232
Operating leases	1,120	690	587	163	2,560

Total contractual cash obligations	$8,090	$1,605	$1,329	$4,477	$15,501

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $112,000 are being amortized over the life of the loan. At December 31, 2014, total borrowings under the PNC Facility were $10,056,000, and there was $15,000,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 4.25% at December 31, 2014.

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

EBITDA, as defined by the PNC agreement, for the year ended December 31, 2014 was $1,116,000, which was in compliance with the EBITDA covenant, as amended by the Third PNC Amendment, for the period. The EBITDA was calculated as follows:

For the year ended December 31, 2014
Net (loss)	$(720,000)
less: income tax benefit	(906,000)
Loss before income taxes	(1,626,000)
add: interest expense	641,000
add: depreciation and amortization	979,000
add: value of share-based payment arrangements	708,000
Add: other non-cash expense	414,000
Earnings before interest, taxes, depreciation, and amortization	$1,116,000

EBITDA, as defined by the PNC agreement, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations. We have provided a reconciliation of the net loss to EBITDA solely for the purpose of complying with SEC disclosure requirements and not as an indication that EBITDA is a substitute measure for income from operations.

The Company was in compliance with all covenants, as amended, under the PNC Facility as of December 31, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the PNC Facility. In addition, the proceeds from the Offering may be used for working capital and general corporate purposes which may include, among other things, funding additional acquisitions, although we have no present commitments or agreements with respect to any such transactions. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurance that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available on acceptable terms, or at all.

Inflation

Inflation has not historically had a material impact on the Company's operations.

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable, primarily HCFC and CFC, refrigerants from suppliers and its customers. Under the Act the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and is scheduled to be fully phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the year ended December 31, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At December 31, 2014, there were $688,000 in outstanding receivables from these customers.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the requirements for reporting discontinued operations so that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale also is a discontinued operation. The amendments in ASU 2014-08 require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position and also require additional disclosures about discontinued operations. Public business entities should apply the amendments in ASU 2014-08 prospectively to both disposals (or classifications as held for sale) of components of an entity and businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of ASU 2014-08 will not have a material impact on our results of operations or our financial position.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the effects of ASU 2014-09 and therefore cannot estimate the effects, if any, on historical or future revenue recognition at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of December 31, 2014 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%. The outstanding balance on the PNC Facility as of December 31, 2014 was $10,056,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information presented below provides information each director and executive officer has given us about his age, all positions he holds, his principal occupation and his business experience for at least the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to service to the Company and our Board.

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	51	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	53	President and Chief Operating Officer, Director
James R. Buscemi	61	Chief Financial Officer
Charles F. Harkins, Jr.	53	Vice President Sales
Stephen P. Mandracchia	55	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	68	Director
Dominic J. Monetta	73	Director
Otto C. Morch	81	Director
Richard Parrillo	61	Director
Eric A. Prouty	44	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. We believe Mr. Zugibe’s qualifications to sit on our Board of Directors include his 27 years of experience in the air conditioning and refrigeration industry including as our founder, our Chairman and Chief Executive Officer for 24 years. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 21, 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO USA, LLP, the Company's independent registered public accounting firm. We believe Mr. Coleman’s qualifications to sit on our Board of Directors include his prior financial and accounting experience obtained as a partner with BDO USA, LLP, and his 17 years of experience in the air conditioning and refrigeration industry including as our President and Chief Operating Officer.

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

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He was formerly the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital. Mr. Abbatecola serves on the Rockland Board of Governors, the United Hospice of Rockland Board and the St. Thomas Aquinas College President’s Council. We believe that Mr. Abbatecola’s qualifications to sit on our Board include his business experience obtained as Vice President of Abbey Ice and Spring Water Company, his 20 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including as Chairman of the Company’s Audit Committee for 20 years.

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has since August 1993, been the President of Resource Alternatives, Inc., a corporate development firm concentrating on resolving technically oriented managerial issues facing chief executive officers and their senior executives. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy. Dr. Monetta’s qualifications to sit on our board include his chemical engineering and other management experience obtained as a senior executive for the US Departments of Energy and Defense. Dr. Monetta has 18 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board and includes his membership on the Company’s Audit Committee for the last 7 years and Occupational, Safety and Environmental Protection Committee for the last 13 years.

Otto C. Morch has been a Director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997. We believe that Mr. Morch’s qualifications to sit on our Board include his financial and other experience obtained as a Senior Vice President at Provident Savings Bank, F.A., his 19 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company’s Audit Committee for 19 years.

Richard Parrillo has been a director of the Company since September 2014. He has, since 2007, been the Managing Member and principal of Tank Wash USA, LLC, an industrial tank cleaning and inspection company, serving the petro-chemical, refrigeration and related services industries. Between 2000 and 2007, Mr. Parrillo was the Managing Member of Brite Clean, LLC. Between 1999 and 2007, Mr. Parrillo was the Managing Member of Matlack Leasing Corporation, and he served as Vice President of Matlack Leasing Corporation, a subsidiary of Matlack Systems, Inc. and predecessor of Matlack Leasing LLC, from 1995 to 1999. From 1990 to 1995, Mr. Parrillo served as North American Sales Manager for Eurotainer USA, Inc. Mr. Parrillo also served as Sales/Operations Manager for SSM Coal North America, Inc, from 1984 to 1990, and worked at Rentco Division of Fruehauf Corp, from 1979 to 1984, serving as District Manager from 1979 to 1983 and as Eastern Regional Manager from 1982 to 1984. Between 1976 and 1979 Mr. Parrillo served as a Branch Manager for Transamerica Transportation Services. We believe that Mr. Parrillo’s qualifications to sit on the board include his more than 25 years of business experience in the petrochemical and related service industries, both domestically and internationally, as well as his experience in the areas of mergers, acquisitions, management and sales, having negotiated, acquired and managed 13 related companies over the past 25 years.

Eric A. Prouty has been a director of the Company since September 2014. He has, since January 2012, been an independent consultant providing business development consulting services and has provided such services to Hudson at various times since May 2012.   Mr. Prouty has more than 20 years experience as an equity research analyst in the asset management and investment banking industry and was one of the first analysts on Wall Street to focus exclusively on companies in the clean tech/sustainability market.  From March 2006 through November 2011, Mr. Prouty served as an equity research analyst for Canaccord Genuity, formerly known as Canaccord Adams, a global investment banking firm.  Between February 2001 and March 2006 Mr. Prouty served as an equity research analyst for Adams Harkness.  While at Adams Harkness (predecessor to Canaccord Genuity) Mr. Prouty served on the firm’s Board of Directors from 2004 until the sale of the company to Canaccord in early 2006.  Mr. Prouty also served as Director of Research from 2004 until 2007 managing a 40 person research department.  Between March 2000 and February 2001, Mr. Prouty served as an equity research analyst for the investment banking firm of Robertson Stephens. From November 1996 through March 2000, Mr. Prouty served as an equity research analyst for the investment banking firm of First Albany.  Between June 1992 and November 1996, Mr. Prouty served as an equity research associate at State Street Research and Management. We believe that Mr. Prouty’s qualifications to sit on the board include his more than 20 years of experience as an equity research analyst in the investment banking field.

Hudson has established a Compensation Committee of the Board of Directors, which is responsible for, among other things, assisting the Board in overseeing Hudson’s executive compensation strategy and reviewing and approving the compensation of our executive officers and for the administration of Hudson’s employee benefit plans. The Compensation Committee is also responsible for reviewing and approving the compensation of the Company’s directors. The executive officers do not determine executive or director compensation but provide information and recommendations to the Compensation Committee upon its request. The Compensation Committee has delegated authority to the Company’s Chief Executive Officer to grant stock options under the Company’s 2004 and 2008 stock incentive plans to employees who are not executive officers of up to a maximum of 10,000 shares per employee and up to an aggregate of 50,000 shares per year. The members of the Committee are Messrs. Abbatecola, Monetta, Morch and Parrillo, each of whom (i) is an “independent” director as defined under the rules of NASDAQ and (ii) qualifies as “outside” directors within the meaning of Internal Revenue Code Section 162(m) and as “non-employee” directors within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

Hudson has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of Hudson and is responsible for selection of the Company’s independent registered public accountants. The members of the Audit Committee are Messrs. Abbatecola, Monetta, Morch and Parrillo, each of whom is an “independent” director as defined under the rules of NASDAQ. The Audit Committee does not have a member that qualifies as a “financial expert” under the federal securities laws. Each of the members of the Audit Committee has been active in the business community and has broad and diverse backgrounds, and financial experience. Two of the current members have served on Hudson’s Audit Committee and have overseen the financial review by Hudson’s independent auditors for 12 years. Hudson believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that Hudson does not need to install a “financial expert” on the Audit Committee.

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). In July 2014 the Board of Directors approved an increase in the total number of directors from five to seven. At Hudson’s September 17, 2014 Annual Meeting of the Shareholders, Messrs. Monetta, Parrillo, Prouty and Zugibe were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2016. Messrs. Abbatecola, Coleman and Morch are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2015.

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

Based solely on Hudson’s review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2014, all filing requirements applicable to all officers, directors and greater than 10% beneficial shareholders were timely complied with.

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

Item 11. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2014 and whose total compensation during the year ended December 31, 2014 exceeded $100,000 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
Kevin J. Zugibe,	2014	$288,500	$0	$0	$189,556	$0	$0	$0	$478,056
Chairman, Chief	2013	$288,500	$0	$0	$0	$0	$0	$0	$288,500
Executive Officer (2)

Brian F. Coleman,	2014	$212,500	$0	$0	$136,000	$0	$0	$9,623	$358,123
President, Chief	2013	$212,500	$0	$0	$0	$0	$0	$9,623	$222,123
Operating Officer, Director (2)

Charles F. Harkins,	2014	$191,000	$0	$0	$108,800	$0	$0	$8,371	$308,171
Jr., Vice President Sales	2013	$191,000	$0	$0	$0	$0	$0	$8,371	$199,371

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 9 to the Notes to the Consolidated Financial Statements.

(2) Messrs. Coleman and Zugibe did not receive any compensation for services as a director during the years ended December 31, 2014 and 2013.

(3) Represents payments of annual premiums for long term care insurance purchased for the benefit of the executive officers and, where applicable, the executive officer’s spouse.

Narrative Disclosure to Summary Compensation Table

Employment, Termination, Change of Control and other Agreements

Kevin J. Zugibe. On October 10, 2006, we entered into an Amended and Restated Employment Agreement with Kevin J. Zugibe, which currently expires in October 2016 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, as amended by the First Amendment to Restated Employment Agreement dated December 29, 2008, Mr. Zugibe is receiving an annual base salary of $288,500 with such increases and bonuses as our Board of Directors may determine. The agreement provides, in the event of Mr. Zugibe's disability, for the continuation of at least 75% of Mr. Zugibe's salary for up to one hundred twenty days after the commencement of his disability. Mr. Zugibe is also entitled to take up to four weeks of vacation, excluding paid holidays.

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

Stock Option Grants or Stock Awards

The following table discloses the outstanding option awards held by the Named Executives as of December 31, 2014. There are no unexercisable options held by the Named Executives. No stock awards have been issued to the Named Executives.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer
	18,750	$0.83	7/8/2015
	18,750	$2.15	9/30/2015
	123,750	$1.76	12/29/2015
	35,000	$1.40	3/31/2016
	9,300	$1.02	10/10/2016
	28,145	$3.55	10/1/2017
	251,855	$3.23	10/1/2017
	195,000	$0.85	11/20/2017
	78,000	$1.26	12/17/2019
Brian F. Coleman, President, Chief Operating Officer, Director
	12,500	$0.83	7/8/2015
	12,500	$2.15	9/30/2015
	82,500	$1.76	12/29/2015
	32,500	$1.40	3/31/2016
	8,100	$1.02	10/10/2016
	30,960	$3.23	10/1/2017
	169,040	$3.23	10/1/2017
	180,000	$0.85	11/20/2017
	75,000	$1.26	12/17/2019
Charles F. Harkins, Jr., Vice President Sales
	50,016	$1.76	12/29/2015
	23,125	$1.40	3/31/2016
	30,960	$3.23	10/1/2017
	129,040	$3.23	10/1/2017

The following table provides information with respect to options exercised by the Named Executives during 2014.

OPTION EXERCISES DURING 2014

Name	Date of Grant of Exercised Options	Number of Shares purchased upon Exercise of Options	Date of Exercise	Exercise Price

Kevin J. Zugibe, Chairman,
Chief Executive Officer
	1/3/2005	93,750	12/12/2014	$1.02
	4/1/2006	18,750	12/12/2014	$0.87
Brian F. Coleman, President,
Chief Operating Officer, Director
	1/3/2005	62,500	12/22/2014	$1.02
	4/1/2006	12,500	12/22/2014	$0.87

Stock Option Plans

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

As of December 31, 2014, we had options to purchase 152,300 shares of our common stock outstanding under the 1997 Plan.

2004 Stock Incentive Plan

We have adopted the 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which 2,500,000 shares of our common stock were reserved for issuance upon the exercise of options, designated as either (i) ISOs, under the Code or (ii) non-qualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs could be granted under the 2004 Plan to employees and officers of Hudson. Non-qualified options, restricted stock, deferred stock or other stock-based awards could be granted to consultants, directors (whether or not they are employees), employees or officers of Hudson. Stock appreciation rights could also be issued in tandem with stock options.

The ability to grant options or other awards under the 2004 Plan expired on September 10, 2014.

I Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2004 Plan are not transferable during a grantee’s lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2014, we had options outstanding to purchase 1,577,877 of common stock under the 2004 Plan.

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

As of December 31, 2014, we had options outstanding to purchase 1,550,697 shares of common stock and 1,449,303 shares are reserved for future issuances under the 2008 Plan.

2014 Stock Incentive Plan

We have adopted the 2014 Stock Incentive Plan (the “2014 Plan”), pursuant to which 3,000,000 shares of our common stock are currently reserved for issuance upon the exercise of options, designated as either (i) ISOs, under the Code or (ii) non-qualified options, or for issuance upon the granting of restricted stock, deferred stock or other stock-based awards. ISOs may be granted under the 2014 Plan to employees and officers of Hudson. Non-qualified options, restricted stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of Hudson. Stock appreciation rights may also be issued in tandem with stock options.

The 2014 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by our Compensation Committee of the Board of Directors. The Committee, within the limitations of the 2014 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. In the case of restricted stock, deferred stock or other stock-based awards, the Committee, within the limitations of the 2014 Plan, determines the persons to whom awards will be granted, the number of shares of stock subject to the award, and the restrictions on issuance and transfer of such shares. Unless the 2014 Plan is sooner terminated, the ability to grant options or other awards under the 2014 Plan will expire on September 17, 2024.

ISOs granted under the 2014 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or 110% of fair market value in the case of ISO’s granted to a 10% shareholder). In the case of ISOs, the aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans) may not exceed $100,000. Non-qualified options granted under the 2014 Plan may not be granted at a price less than the fair market value of our common stock. Options granted under the 2014 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to a 10% shareholder). Except as otherwise provided by the Committee with respect to non-qualified options, all options, restricted stock, deferred stock or other stock-based awards granted under the 2014 Plan are not transferable during a grantee’s lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of a grantee, all options, restricted stock, deferred stock or other stock-based awards granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

As of December 31, 2014, no options have been issued under the 2014 Plan and 3,000,000 shares are reserved for future issuances under the 2014 Plan.

Director Compensation

Effective January 1, 2015 non-employee directors receive an annual fee of $40,000 per year, to be paid in a combination of cash and stock options, provided that no more than $30,000 will be paid in the form of cash. An additional $5,000 per year is paid to non-employee directors serving as the chairman of the Company’s Audit, Compensation and Safety and Environmental Protection Committees. Non-employee directors also receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. In 2014 non-employee directors each received a total annual fee of $38,000 and reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2014.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Vincent P. Abbatecola (2)	$18,000	$0	$20,000	$0	$0	$0		$38,000
Dominic J. Monetta (2)	$18,000	$0	$20,000	$0	$0	$0		$38,000
Otto C. Morch (2)	$18,000	$0	$20,000	$0	$0	$0		$38,000
Richard Parrillo (2)	$4,500	$0	$20,000	$0	$0	$0		$24,500
Eric A. Prouty (2)	$4,500	$0	$20,000	$0	$0	$95,000	(3)	$119,500

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 9 to the Notes to the Consolidated Financial Statements.

(2) As of December 31, 2014, Mr. Abbatecola has options to purchase 187,999 shares of common stock outstanding, Mr. Morch has options to purchase 160,999 shares of common stock outstanding, Dr. Monetta has options to purchase 147,999 shares of common stock outstanding and Mr. Parrillo and Mr. Prouty each have options to purchase 26,600 shares of common stock outstanding.

(3) Consists of consulting fees paid to Mr. Prouty.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 9, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson’s common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson’s outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Kevin J. Zugibe	4,908,428	(2)	14.8%
Common Stock	Brian F. Coleman	1,045,250	(3)	3.2%
Common Stock	Charles F. Harkins	233,141	(4)	*
Common Stock	James R. Buscemi	540,055	(5)	1.7%
Common Stock	Stephen P. Mandracchia	2,001,945	(6)	6.1%
Common Stock	Vincent P. Abbatecola	227,999	(7)	*
Common Stock	Dominic J. Monetta	238,099	(8)	*
Common Stock	Otto C. Morch	174,299	(9)	*
Common Stock	Richard Parrillo	26,600	(10)	*
Common Stock	Eric A. Prouty	46,600	(10)	*
Common Stock	William Blair & Company, LLC	2,973,550	(13)	9.2%
Common Stock	Heartland Advisors, Inc.	2,500,000	(14)	7.7%
Common Stock	Becker Drapkin Management, LP.	2,436,141	(15)	7.4%
Common Stock	Perritt Capital Management, Inc.	1,685,150	(12)	5.2%
Common Stock	Marathon Capital Management	1,663,611	(11)	5.1%

Common Stock	All directors and executive officers as a group (Ten Persons)	9,442,416	(16)	26.9%

* = Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 9, 2015. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 5, 2014 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at: PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

(2) Includes (i) 18,750 shares which may be purchased at $0.83 per share; (ii) 18,750 shares which may be purchased at $2.15 per share; (iii) 123,750 shares which may be purchased at $1.76 per share; (iv) 35,000 shares which may be purchased at $1.40 per share; (v) 9,300 shares which may be purchased at $1.02 per share; (vi) 195,000 shares that may be purchased at $0.85 per share; and (vii) 78,000 shares which may be purchased at $1.26 per share; (viii) 28,145 shares that may be purchased at $3.55 per share; and (ix) 251,855 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(3) Includes (i) 12,500 shares which may be purchased at $0.83 per share; (ii) 12,500 shares which may be purchased at $2.15 per share; (iii) 82,500 shares which may be purchased at $1.76 per share; (iv) 32,500 shares which may be purchased at $1.40 per share; (v) 8,100 shares which may be purchased at $1.02 per share; (vi) 180,000 shares which may be purchased at $0.85 per share; (vii) 75,000 shares which may be purchased at $1.26 per share; (viii) 30,960 shares that may be purchased at $3.23 per share; and (ix) 169,040 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(4) Includes (i) 50,016 shares which may be purchased at $1.76 per share; (ii) 23,125 shares which may be purchased at $1.40 per share; (iii) 30,960 shares that may be purchased at $3.23 per share; and (iv) 129,040 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(5) Includes (i) 6,250 shares which may be purchased at $2.15 per share; (ii) 41,250 shares which may be purchased at $1.76 per share; (iii) 16,625 shares which may be purchased at $1.40 per share; (iv) 100,000 shares that may be purchased at $0.85 per share; and (v) 48,000 shares which may be purchased at $1.26 per share; (vi) 30,960 shares that may be purchased at $3.23 per share; and (vii) 74,040 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(6) Includes (i) 1,179,045 shares held of record in the name of Mr. Mandracchia’s wife, Theresa Mandracchia, over which Mr. Mandracchia has sole voting power and shared dispositive power, and (ii) the following shares which may be purchased by Mr. Mandracchia upon the exercise of options previously granted to him: (a) 6,250 shares which may be purchased at $0.83 per share; (b) 6,250 shares which may be purchased at $2.15 per share; (c) 51,250 shares which may be purchased at $1.76 per share; (d) 20,750 shares which may be purchased at $1.40 per share; (e) 7,400 shares which may be purchased at $1.02 per share; (f) 125,000 shares that may be purchased at $0.85 per share; and (g) 58,000 shares which may be purchased at $1.26 per share; (h) 28,145 shares that may be purchased at $3.55; and (i) 76,855 shares which may be purchased at $3.23 per share, per share, under immediately exercisable options.

(7) Includes (i) 40,000 shares which may be purchased at $0.85 per share; (ii) 40,000 shares which may be purchased at $1.21 per share; (iii) 25,000 shares which may be purchased at $1.72 per share; (iv) 25,000 shares that may be purchased at $1.31 per share; (v) 10,281 shares which may be purchased at $ 3.27 per share; (vi) 21,118 shares which may be purchased at $1.88 per share; and (vii) 26,600 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(8) Includes (i) 40,000 shares which may be purchased at $1.21 per share; (ii) 25,000 shares which may be purchased at $1.72 per share; (iii) 25,000 shares which may be purchased at $1.31 per share; (iv) 10,281 shares which may be purchased at $3.27 per share; a (v) 21,118 shares which may be purchased at $1.88 per share; and (vi) 26,600 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(9) Includes (ii) 40,000 shares which may be purchased at $ 1.21 per share; (ii) 25,000 shares that may be purchased at $1.72 per share; (iii) 25,000 shares which may be purchased at $1.31 per share; (iv) 10,281 shares which may be purchased at $3.27 per share; (v) 21,118 shares which may be purchased at $1.88 per share; and (vi) 26,600 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(10) Includes 26,600 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(11) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by Marathon Capital Management, LLC on February 10, 2015. The address of Marathon Capital Management, LLC is 4 North Park Drive, Suite 106, Hunt Valley, MD 21030.

(12) Represents aggregate amount of beneficially owned common stock as last reported in a Schedule 13G/A filed by Perritt Capital Management, Inc., Perritt MicroCap Opportunities Fund, Inc. and Perritt Funds, Inc. on February 13, 2015. The address of Perritt Capital Management, Inc. is 300 South Wacker Drive, Suite 2880, Chicago, Illinois 60606.

(13) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by William Blair & Company, LLC on February 4, 2015. The address of William Blair & Company, LLC is 222 W. Adams, Chicago, IL 60606.

(14) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G filed by Heartland Advisors, Inc. and William J. Nasgovitz on February 13, 2015. The address of Heartland Advisors, Inc. is 780 North Water Street, Milwaukee, WI 53202.

(15) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by Becker Drapkin Management L.P., Becker Drapkin Partners (QP) L.P., Becker Drapkin Partners, L.P., BC Advisors, LLC, Steven R. Becker and Matthew A. Drapkin on February 13, 2015. The address of Becker Drapkin Management L.P. is 500 Crescent Court, Suite 230, Dallas, TX 75201.

(16) Includes options to purchase 2,829,013 shares of common stock which may be purchased under immediately exercisable options.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,449,624	$2.14	4,466,233

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors is comprised of seven members, of which four directors are independent as defined under NASDAQ Marketplace rules. The independent members of the Board are Messrs. Abbatecola, Monetta, Morch, and Parrillo. Messrs. Coleman, Prouty and Zugibe are not independent as defined under NASDAQ Marketplace rules.

During 2014, Mr. Prouty provided consulting services to the Company and in 2014 received $95,000 in compensation from the Company for those services. The Company may from time to time utilize Mr. Prouty for additional consulting services and on such occasions will provide compensation to Mr. Prouty for those services.

The independent members of our Board of Directors determine the compensation of our executive officers. The Board of Directors has established a Compensation Committee, which is responsible for recommending to the independent directors the compensation of our executive officers and for the administration of our employee benefit plans. The members of such committee are Messrs. Abbatecola, Monetta, Morch and Parrillo.

In September 2007, the Board established a Nominating Committee consisting of Messrs. Abbatecola, Monetta and Zugibe, and which is responsible for recommending to the independent directors nominees for election to the Board. Mr. Zugibe is not an independent director under NASDAQ Marketplace rules. Nominations to the Board are made by vote of the independent directors of the Board.

The members of our Audit Committee of our Board of Directors are Messrs. Abbatecola, Monetta, Morch and Parrillo, all of whom are independent as defined under NASDAQ Marketplace rules.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audits and reviews of the Company's financial statements for the years ended December 31, 2014 and 2013 totaled $277,000 and $179,000, respectively.

Audit-Related Fees. In 2014 and 2013, the aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $20,000 and none, respectively. The fees in 2014 were related to the due diligence process with respect to the Polar acquisition.

Tax Fees. In 2014 and 2013 the aggregate fees billed by BDO USA, LLP for professional services rendered for tax advice totaled $36,000 and $42,000, respectively..

All Other Fees. In 2014 and 2013, all other fees billed by BDO USA LLP for professional services rendered other than the services described in the paragraphs caption “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $5,000 and none, respectively. The fees in 2014 were related to consultation

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2014. Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO USA, LLP.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	2004 Stock Incentive Plan. (10)*
10.4	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.6	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.8	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.10	Agreement with Brian F. Coleman, as amended. (12)*
10.11	Agreement with James R. Buscemi, as amended. (12)*
10.12	Agreement with Charles F. Harkins, as amended. (12)*
10.13	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.14	2008 Stock Incentive Plan. (11)*
10.15	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.17	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.19	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.20	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.21	Form of Warrant issued in the 2010 Offering. (13)
10.22	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.24	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.25	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.26	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)
10.27	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)
10.28	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)

10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)
10.30	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)
10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.32	Long Term Care Insurance Plan Summary. (17)*
10.33	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.34	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.35	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
10.36	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (20)
10.37	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (20)
10.38	Amendment No. 1 to the Hudson Technologies, Inc. 2004 Stock Incentive Plan adopted October 22, 2013. (21) *
10.39	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (21) *
10.40	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (22)
10.41	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (23)
10.42	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (23)
10.43	2014 Stock Incentive Plan (24)*
10.44	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)
10.45	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.46	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.47	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.48	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.49	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.50	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.51	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (26)
23.1	Consent of BDO USA, LLP. (26)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (26)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (26)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(26)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on June 6, 2014.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on July 7, 2014.
(24)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(26)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hudson Technologies, Inc.

Pearl River, NY

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Stamford, CT
March 16, 2015

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$935	$669
Trade accounts receivable - net	3,968	3,706
Income taxes receivable	0	2,709
Inventories	37,017	33,967
Deferred tax asset	397	207
Prepaid expenses and other current assets	1,011	608
Total current assets	43,328	41,866

Property, plant and equipment, less accumulated depreciation	7,887	4,536
Other assets	102	546
Deferred tax asset	6,031	5,363
Goodwill	265	0
Intangible assets, less accumulated amortization	2,322	57
Total Assets	$59,935	$52,368

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,510	$3,955
Accrued payroll	384	289
Short-term debt and current maturities of long-term debt	6,320	15,367
Total current liabilities	11,214	19,611
Other liabilities	333	0
Long-term debt, less current maturities	4,389	4,671
Total Liabilities	15,936	24,282

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; issued and outstanding 32,312,276 and 25,070,386	323	251
Additional paid-in capital	61,505	44,944
Accumulated deficit	(17,829)	(17,109)
Total Stockholders' Equity	43,999	28,086

Total Liabilities and Stockholders' Equity	$59,935	$52,368

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2014	2013

Revenues	$55,810	$58,634
Cost of sales, excluding lower of cost or market adjustment	49,364	44,664
Lower of cost or market adjustment	0	14,700
Gross profit (loss)	6,446	(730)

Operating expenses:
Selling and marketing	2,723	3,032
General and administrative	4,708	4,723
Total operating expenses	7,431	7,755

Operating loss	(985)	(8,485)

Other income (expense):
Interest expense	(641)	(933)
Total other income (expense)	(641)	(933)

Loss before income taxes	(1,626)	(9,418)

Income tax benefit	(906)	(3,576)

Net loss	$(720)	$(5,842)

Net loss per common share - Basic	$(0.02)	$(0.24)
Net loss per common share - Diluted	$(0.02)	$(0.24)
Weighted average number of shares outstanding - Basic	29,122,746	24,826,101
Weighted average number of shares outstanding - Diluted	29,122,746	24,826,101

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2012	24,124,625	$241	$43,722	($11,267)	$32,696

Issuance of common stock upon exercise of stock options	945,761	10	1,100	0	1,110

Value of share-based arrangements	0	0	122	0	122

Net loss	0	0	0	(5,842)	(5,842)

Balance at December 31, 2013	25,070,386	$251	$44,944	($17,109)	$28,086

Sale of common stock	6,900,000	69	15,547	0	15,616

Issuance of common stock upon exercise of stock options and warrants	341,890	3	306	0	309

Value of share-based arrangements	0	0	708	0	708

Net loss	0	0	0	(720)	(720)

Balance at December 31, 2014	32,312,276	$323	$61,505	($17,829)	$43,999

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the years ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(720)	$(5,842)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	979	808
Allowance for doubtful accounts	31	31
Amortization of deferred finance cost	112	95
Value of share-based payment arrangements	708	122
Deferred tax benefit	(857)	(1,448)
Other non cash expenses	414	5,714
Changes in assets and liabilities:
Trade accounts receivable	(293)	(1,781)
Inventories	(1,150)	486
Prepaid and other assets	(548)	86
Income taxes receivable	2,709	(2,587)
Accounts payable and accrued expenses	316	(2,101)
Cash provided (used) by operating activities	1,701	(6,417)

Cash flows from investing activities:
Acquisition of Polar Technologies	(7,368)	0
Additions to intangible assets	(10)	(11)
Additions to property, plant and equipment	(716)	(550)
Decrease in investment in affiliates	63	164
Cash used by investing activities	(8,031)	(397)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	15,925	1,110
Borrowing (repayment) of short-term debt - net	(9,024)	2,629
Repayment of long-term debt	(305)	(247)
Cash provided by financing activities	6,596	3,492

(Decrease) increase in cash and cash equivalents	266	(3,322)
Cash and cash equivalents at beginning of period	669	3,991
Cash and cash equivalents at end of period	$935	$669

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$529	$838
Cash paid for income taxes	$0	$1,085

Non cash investing activity:
Deferred acquisition consideration	$667	$0

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

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. The Company does not present a statement of comprehensive income as its comprehensive income is not materially different than its net income.

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2014 and December 31, 2013, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, based upon quoted market rates of similar debt issues, as of December 31, 2014 and December 31, 2013.

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

For the year ended December 31, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At December 31, 2014, there were $688,000 in outstanding receivables from these customers.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2014	2013
(in thousands)
Refrigerant and reclamation sales	$50,460	$54,293
RefrigerantSide® Services	5,350	4,341
Total	$55,810	$58,634

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of December 31, 2014 and 2013, the net deferred tax asset was $6,428,000 and $5,570,000, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. Approximately $8,000,000 of the Company’s $16,000,000 of NOLs are subject to annual limitations of $1,300,000.

As a result of an Internal Revenue Service audit, the 2011 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2014, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The IRS recently initiated an examination of the Company’s federal income tax returns for the fiscal years 2012 and 2013. The Company does not expect the results of this examination to have a material effect on the Company’s financial statements.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2014 and 2013, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Years ended December 31,
	2014	2013

Net loss	$(720)	$(5,842)

Weighted average number of shares - basic	29,122,746	24,826,101
Shares underlying warrants	0	0
Shares underlying options	0	0
Weighted average number of shares outstanding - diluted	29,122,746	24,826,101

During the year ended December 31, 2014 and 2013, certain options and warrants aggregating 4,449,624 and 3,760,161 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in April 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. The Company believes that the production permitted by the final rule created an oversupply of HCFC-22 during the 2013 cooling season. The Company believes that this oversupply resulted in a reduction in the market price of HCFC-22 during 2013, which resulted in the Company having to record a lower of cost or market adjustment in the amount of $14,700,000 for the year ended December 31, 2013 (the “LCM”). On October 16, 2014, the Administrator of the EPA signed a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear draw down for the production or importation of virgin HCFC-22 that will start at approximately 22 million pounds in 2015 and reduce by approximately 4.5 million pounds each year and end at zero in 2020.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the requirements for reporting discontinued operations so that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale also is a discontinued operation. The amendments in ASU 2014-08 require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position and also require additional disclosures about discontinued operations. Public business entities should apply the amendments in ASU 2014-08 prospectively to both disposals (or classifications as held for sale) of components of an entity and businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of ASU 2014-08 will not have a material impact on our results of operations or our financial position.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the effects of ASU 2014-09 and therefore cannot estimate the effects, if any, on historical or future revenue recognition at this time.

Note 2 - Income taxes

Income tax benefit for the years ended December 31, 2014 and 2013 were $906,000 and $3,576,000, respectively. The income tax benefits for each of the years ended December 31, 2014 and 2013 were for federal and state income tax at statutory rates applied to the pre-tax loss for each of the periods. Additionally, in 2014, the Company recognized a tax benefit from a prior year true up that will result in a current year tax deduction.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2014	2013
(in thousands)

Current:
Federal	$0	$(1,904)
State and local	(49)	(224)
	(49)	(2,128)
Deferred:
Federal	(767)	(1,295)
State and local	(90)	(153)
	(857)	(1,448)
Benefit for income taxes	$(906)	$(3,576)

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2014	2013
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- Tax benefit from prior year	18%	0
Total	56%	38%

As of December 31, 2014, the Company had NOL's of approximately $16,000,000 expiring through 2033. Approximately $8,000,000 of the Company’s $16,000,000 of NOL’s are subject to annual limitations of $1,300,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2014	2013
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$(428)	$(542)
- Reserves for doubtful accounts	92	86
- Inventory reserve	305	120
- Non qualified stock options	215	0
- NOL	6,244	5,906
Total	$6,428	$5,570

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize. The Company believes that given the extended time period that it may recognize its deferred tax assets, it is more likely than not it will realize the benefit of these assets prior to their expiration.

Note 3 - Trade accounts receivable - net

At December 31, 2014 and 2013, trade accounts receivable are net of reserves for doubtful accounts of $244,000 and $227,000, respectively.

Note 4- Inventories

Inventories consist of the following:

December 31,	2014	2013
(in thousands)
Refrigerant and cylinders	$8,152	$8,238
Packaged refrigerants	28,865	25,729
Total	$37,017	$33,967

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

December 31,	2014	2013	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	776	776	39 years
- Equipment	12,429	8,560	3-7 years
- Equipment under capital lease	100	137	5-7 years
- Vehicles	1,281	1,258	5 years
- Lab and computer equipment, software	2,377	2,210	3-5 years
- Furniture & fixtures	265	249	7-8 years
- Leasehold improvements	90	70	3 years
- Equipment under construction	225	37
Subtotal	18,908	14,662
Accumulated depreciation	11,021	10,126
Total	$7,887	$4,536

Depreciation expense for the years ended December 31, 2014 and 2013 was $900,000 and $779,000, respectively.

Note 6 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2014	2013
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$6,056	$15,080
- Long-term debt: current	264	287
Subtotal	6,320	15,367
Long-term debt:
- Bank credit line	4,000	4,000
- Building and land mortgage	437	603
- Vehicle and equipment loans	172	298
- Capital lease obligations	44	57
- Less: current maturities	(264)	(287)
Subtotal	4,389	4,671
Total short-term & long-term debt	$10,709	$20,038

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $112,000 are being amortized over the life of the loan. At December 31, 2014, total borrowings under the PNC Facility were $10,056,000, and there was $15,000,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 4.25% at December 31, 2014.

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

EBITDA, as defined by the PNC agreement, for the year ended December 31, 2014 was $1,116,000, which was in compliance with the EBITDA covenant, as amended by the Third PNC Amendment, for the period. The EBITDA was calculated as follows:

For the year ended December 31, 2014
Net (loss)	$(720,000)
less: income tax benefit	(906,000)
Loss before income taxes	(1,626,000)
add: interest expense	641,000
add: depreciation and amortization	979,000
add: value of share-based payment arrangements	708,000
Add: other non-cash expense	414,000
Earnings before interest, taxes, depreciation, and amortization	$1,116,000

EBITDA, as defined by the PNC agreement, which represents a non-GAAP measurement of certain financial results, does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that EBITDA is indicative of our cash provided by operating activities or results of operations. We have provided a reconciliation of the net loss to EBITDA solely for the purpose of complying with SEC disclosure requirements and not as an indication that EBITDA is a substitute measure for income from operations.

The Company was in compliance with all covenants, as amended, under the PNC Facility as of December 31, 2014. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

Building and Land Mortgage

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. At December 31, 2014 the principal balance of this mortgage note was $437,000.

Vehicle and Equipment Loans

The Company had entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2017 and bear interest ranging from 2.9% to 8.9%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
-2016	277
-2017	112
-2018	4,000

Total	$4,389

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $57,000 at December 31, 2014 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
-2015	$31
-2016	15
-2017	2
Subtotal	48
Less interest expense	(4)
Total	$44

Note 7 - Stockholders' equity

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

On March 7, 2011, the remaining 1,218,750 warrants issued in connection with the 2010 Offering were amended upon consent of the holders of more than two-thirds of the remaining warrants, to among other things, extend the expiration date of the warrants to July 7, 2016.

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

Note 8 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through August 31, 2018 as follows:

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$27,000	Month to Month
Baton Rouge, Louisiana	$15,000	3/2015
Brentwood, Tennessee	$70,000	Month to Month
Champaign, Illinois	$340,000	12/2017
Charlotte, North Carolina	$63,000	3/2016
Escondido, California	$42,000	Month to Month
Hampstead, New Hampshire	$28,000	8/2017
Nashville, Tennessee	$143,000	2/2016
Ontario, California	$85,000	12/2018
Pearl River, New York	$93,000	8/2018
Pottsboro, Texas	$10,000	8/2017
San Juan, Puerto Rico	$53,000	Month to Month
Stony Point, New York	$116,000	6/2016
Tulsa, Oklahoma	$26,000	12/2017

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2014 and 2013 totaled approximately $830,000 and $650,000, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2015	$1,120
-2016	690
-2017	587
-2018	163
Total	$2,560

Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the “1999 Release”), at its former leased facility in Hillburn, NY (the “Hillburn Facility”), which the Company vacated in June 2006.

Between April 1999 and May 1999, with the approval of the New York State Department of Environmental Conservation (“DEC”), the Company constructed and put into operation a remediation system to remove R-11 refrigerant levels in the groundwater under and around the Hillburn Facility.

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

In May 2000, the Hillburn Facility, as a result of the 1999 Release, was nominated by the United States Environmental Protection Agency (“EPA”) for listing on the National Priorities List (“NPL”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). The Company submitted opposition to the listing within the sixty-day comment period. In September 2003, the EPA advised the Company that it had no current plans to finalize the process for listing of the Hillburn Facility on the NPL and that the EPA will not withdraw the proposal for listing on the NPL.

The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

During the years ended December 31, 2014 and 2013, the Company incurred $53,000 and $100,000, respectively, in additional remediation costs in connection with the matters above. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreement

The Company has entered into a two-year employment agreement with Kevin J. Zugibe, which currently expires in October 2016 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $288,500 with such increases and bonuses as the Company’s Board of Directors may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 9 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the year ended December 31, 2014 and 2013, the share-based compensation expense of $708,000 and $122,000, respectively, is reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2014, the Plans authorized the issuance of stock options to purchase 6,000,000 shares of the Company’s common stock and, as of December 31, 2014 there were 4,466,233 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the years December 31, 2014 and 2013, the Company issued options to purchase 1,055,500 shares and 173,354 shares, respectively. As of December 31, 2014, there was $107,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended December 31,	2014	2013
Assumptions
Dividend yield	0%	0%
Risk free interest rate	1.00%-1.69%	.85%-1.64%
Expected volatility	59%-66%	59%-76%
Expected lives	3-5 years	5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,348,935	$1.23
-Cancelled	(58,617)	$1.87
-Exercised	(945,761)	$1.20
-Granted	173,354	$2.59
Outstanding at December 31, 2013	2,517,911	$1.33
-Exercised	(292,537)	$1.03
-Granted	1,055,500	$3.28
Outstanding at December 31, 2014	3,280,874	$1.98

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2014 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,280,874	3.3 years	$1.98
Options vested	3,212,263	3.3 years	$1.94

The following is the intrinsic value at December 31, 2014 of:

Options outstanding	$5,907,000
Options vested in 2014	$535,000
Options exercised in 2014	$793,000

The intrinsic value of options exercised during the year ended December 31, 2013 was $2,816,000.

Note 10 - Acquisitions

On November 5, 2014 the Company purchased certain assets from Polar Technologies, LLC related to its refrigerant reclamation business and facilities in Nashville, Tennessee; Ontario, California, and San Juan, Puerto Rico; hiring approximately 32 Polar employees associated with the business. The purchase price for this acquisition was $8,035,000. A portion of the purchase price is to be paid in the future pursuant to the agreement. The valuation of the assets acquired is preliminary and subject to change as the purchase price allocation is finalized. The preliminary asset allocation reflected in these financial statements is approximately $5,435,000 of tangible assets, approximately $2,335,000 of intangible assets, and approximately $265,000 of goodwill. The intangible assets will be amortized over a period of 2 to 10 years. The goodwill recognized as part of the acquisition, will be deductible for tax purposes.

The Company expensed approximately $163,000 of professional fees associated with the acquisition for the year ended December 31, 2014, which is classified in selling, general and administrative expenses.

The results of the “Polar” operations are included in the Company’s consolidated statement of operations from the date of acquisition, and are not material to the Company’s financial position or results of operations.

Pro Forma Information

Pro forma revenues and results of operations as if Polar Technologies had been acquired on January 1, 2013 are not presented, as the acquisition is not material to our financial position or our results of operations.

Note 11 – Subsequent Event

On January 16, 2015, Hudson Technologies, Inc. acquired the business and assets of a west coast based supplier of refrigerants and compressed gases. The cash consideration paid for this acquisition is not material to the Company’s financial position.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 16, 2015
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 16, 2015
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 16, 2015
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 16, 2015
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 16, 2015
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 16, 2015
Otto C. Morch

/s/ Richard Parrillo	Director	March 16, 2015
Richard Parrillo

/s/ Eric A. Prouty	Director	March 16, 2015
Eric A. Prouty

Index to Exhibits

Exhibit Number	Description

Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	2004 Stock Incentive Plan. (10)*
10.4	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.6	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.8	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.10	Agreement with Brian F. Coleman, as amended. (12)*
10.11	Agreement with James R. Buscemi, as amended. (12)*
10.12	Agreement with Charles F. Harkins, as amended. (12)*
10.13	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.14	2008 Stock Incentive Plan. (11)*
10.15	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.17	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.19	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.20	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.21	Form of Warrant issued in the 2010 Offering. (13)
10.22	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.24	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.25	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.26	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)
10.27	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)
10.28	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)
10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)
10.30	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)

10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.32	Long Term Care Insurance Plan Summary. (17)*
10.33	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.34	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.35	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
10.36	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (20)
10.37	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (20)
10.38	Amendment No. 1 to the Hudson Technologies, Inc. 2004 Stock Incentive Plan adopted October 22, 2013. (21) *
10.39	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (21) *
10.40	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (22)
10.41	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (23)
10.42	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (23)
10.43	2014 Stock Incentive Plan (24)*
10.44	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)
10.45	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.46	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.47	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.48	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.49	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.50	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.51	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (26)
23.1	Consent of BDO USA, LLP. (26)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (26)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (26)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(26)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on June 6, 2014.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on July 7, 2014.
(24)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(26)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

