Form 10-Q
period 2015-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2015-05-06
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	32,362,776 shares
Class	Outstanding at April 29, 2015

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$461	$935
Trade accounts receivable - net	8,135	3,968
Inventories	41,532	37,017
Deferred tax asset	397	397
Prepaid expenses and other current assets	1,139	1,011
Total current assets	51,664	43,328

Property, plant and equipment, less accumulated depreciation	7,708	7,887
Other assets	106	102
Deferred tax asset	4,866	6,031
Goodwill	2,603	265
Intangible assets, less accumulated amortization	3,672	2,322
Total Assets	$70,619	$59,935

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,702	$4,510
Accrued payroll	563	384
Short-term debt and current maturities of long-term debt	9,163	6,320
Total current liabilities	18,428	11,214
Other liabilities	1,833	333
Long-term debt, less current maturities	4,318	4,389
Total Liabilities	24,579	15,936

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 50,000,000; issued and outstanding 32,362,776 and 32,312,276	324	323
Additional paid-in capital	61,652	61,505
Accumulated deficit	(15,936)	(17,829)
Total Stockholders' Equity	46,040	43,999

Total Liabilities and Stockholders' Equity	$70,619	$59,935

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2015	2014

Revenues	$22,103	$15,584
Cost of sales	16,578	13,782
Gross profit	5,525	1,802

Operating expenses:
Selling and marketing	960	650
General and administrative	1,295	685
Total operating expenses	2,255	1,335

Operating income	3,270	467

Interest expense	207	209

Income before income taxes	3,063	258

Income tax expense	1,170	98

Net income	$1,893	$160

Net income per common share - Basic	$0.06	$0.01
Net income per common share - Diluted	$0.06	$0.01
Weighted average number of shares
outstanding - Basic	32,333,443	25,090,386
Weighted average number of shares
outstanding - Diluted	34,280,385	26,851,678

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$1,893	$160
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	544	205
Allowance for doubtful accounts	24	0
Value of share-based payment arrangements	77	9
Amortization of deferred finance costs	31	25
Deferred tax asset utilization	1,165	98

Changes in assets and liabilities (net of acquisition):
Trade accounts receivable	(4,191)	(6,515)
Inventories	(3,065)	7,863
Prepaid and other assets	(162)	(2,507)
Accounts payable and accrued expenses	2,872	3,721
Cash (used) provided by operating activities	(812)	3,059

Cash flows from investing activities:
Asset acquisitions	(2,424)	0
Additions to property, plant, and equipment	(59)	(80)
Investment in affiliates	0	16
Cash used by investing activities	(2,483)	(64)

Cash flows from financing activities:
Proceeds from issuance of common stock	70	24
Proceeds from (repayments of) short-term debt – net	2,822	(1,122)
Repayment of long-term debt	(71)	(77)
Cash provided (used) by financing activities	2,821	(1,175)

Increase (decrease) in cash and cash equivalents	(474)	1,820
Cash and cash equivalents at beginning of period	935	669
Cash and cash equivalents at end of period	$461	$2,489

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$176	$184

Non cash investing activity:
Deferred acquisition consideration	$3,000	$0

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

In preparing the accompanying consolidated financial statements, and in accordance with ASC 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2014. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2015 and December 31, 2014, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt as of March 31, 2015 and December 31, 2014.

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

For the three month period ended March 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 42% of the Company’s revenues. At March 31, 2015, there were $2,325,000 in outstanding receivables from these customers.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of sales on the Consolidated Income Statements. Any such adjustment is based on management’s judgment regarding future demand and market conditions and analysis of historical experience.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Three Month Period Ended March 31,	2015	2014
(in thousands)
Refrigerant and reclamation sales	$20,487	$14,172
RefrigerantSide® Services	1,616	1,412
Total	$22,103	$15,584

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of March 31, 2015 and December 31, 2014, the net deferred tax asset was $5,263,000 and $6,428,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2011 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2015, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The IRS recently initiated an examination of the Company’s federal income tax returns for the fiscal years 2012 and 2013. The Company does not expect the results of this examination to have a material effect on the Company’s financial statements.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2015 and December 31, 2014 the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period
	Ended March 31,
	2015	2014

Net Income	$1,893	$160

Weighted average number of shares - basic	32,333,443	25,090,386
Shares underlying warrants	378,780	293,234
Shares underlying options	1,568,162	1,468,058
Weighted average number of shares outstanding - diluted	34,280,385	26,851,678

During the three month periods ended March 31, 2015 and 2014, certain options and warrants aggregating 75,000 and 50,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company's accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its NOLs and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in April 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. On October 16, 2014, the Administrator of the EPA signed a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA established a linear draw down for the production or importation of virgin HCFC-22 that starts at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of extraordinary items from generally accepted accounting principles. Under ASU 2015-01, the nature and financial effects of each event or transaction that is unusual in nature or occurs infrequently or both shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to the financial statements. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 will not have a material impact on our results of operations or our financial position.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 will have no impact on our results of operations or our financial position.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month periods ended March 31, 2015 and 2014, the share-based compensation expense of $77,000 and $9,000, respectively, is reflected in general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been stock options issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2015, the Plans authorized the issuance of stock options to purchase 6,000,000 shares of the Company’s common stock and, as of March 31, 2015 there were 4,396,233 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the three month periods ended March 31, 2015 and 2014, the Company issued options to purchase 70,000 shares and no options, respectively. As of March 31, 2015, there was $70,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Three Month Period Ended March 31,	2015	2014
Assumptions
Dividend yield	0%	-
Risk free interest rate	.83%-1.69%	-
Expected volatility	59%-76%	-
Expected lives	3-5 years	-

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,517,911	$1.33
-Exercised	(292,537)	$1.03
-Granted	1,055,500	$3.28
Outstanding at December 31, 2014	3,280,874	$1.98
-Exercised	(50,500)	$1.39
-Granted	70,000	$3.60
Outstanding at March 31, 2015	3,300,374	$2.02

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2015 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	3,300,374	2.3 years	$2.02
Options vested	3,208,707	2.2 years	$1.98

The following is the intrinsic value at March 31, 2015 of:

Options outstanding	$7,089,000
Options vested in 2015	$48,000
Options exercised in 2015	$130,000

The intrinsic value of options exercised during the year ended December 31, 2014 was $793,000.

Note 3 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $81,000 are being amortized over the life of the loan. At March 31, 2015, total borrowings under the PNC Facility were $12,877,000, and there was $17,585,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 4.25% at March 31, 2015.

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

The Company was in compliance with all covenants, as amended, under the PNC Facility as of March 31, 2015. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 4 - Acquisitions

On November 5, 2014 the Company purchased certain assets from Polar Technologies, LLC as disclosed in the Company’s Form 10-K for the year ended December 31, 2014. The asset allocation reflected in the financial statements remains preliminary as of March 31, 2015.

On January 16, 2015, the Company, acquired certain assets of a supplier of refrigerants and compressed gases, and also hired 3 employees associated with the business. The purchase price for this acquisition was $2,424,000 cash paid at closing and the assumption of a liability of $20,000, plus a maximum of an additional $3,000,000 earn out, which is accrued on the consolidated balance sheet as of March 31, 2015, to be paid at a maximum of $1,500,000 per year over the next two years based on the pretax performance of this acquired business. The valuation of the net assets acquired is preliminary and subject to change as the purchase price allocation is finalized. The preliminary asset allocation reflected in these financial statements is approximately $1,606,000 of tangible assets, approximately $1,500,000 of intangible assets, and approximately $2,338,000 of goodwill. The intangible assets will be amortized over a period of 6 years. The goodwill recognized as part of the acquisition, will be deductible for tax purposes. The transaction also provides for additional employee compensation for years 2017 through 2019, based on certain revenue performance. The total additional employee compensation, if any, cannot exceed $3,000,000.

The results of the acquired business operations are included in the Company’s consolidated Income Statement from the date of acquisition, and are not material to the Company’s financial position or results of operations.

Pro Forma Information

Pro forma revenues and results of operations as if the business had been acquired on January 1, 2014 are not presented, as the acquisition is not material to our financial position or our results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2014 and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in April 2013 the EPA published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. On October 16, 2014, the Administrator of the EPA signed the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that starts at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

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

Results of Operations

Three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014

Revenues for the three month period ended March 31, 2015 were $22,103,000, an increase of $6,519,000 or 42% from the $15,584,000 reported during the comparable 2014 period. The increase in revenues was attributable to an increase in refrigerant revenues of $6,315,000, as well as an increase in RefrigerantSide® Services revenues of $204,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $3,720,000, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $2,595,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the number of jobs completed compared to the same period in 2014.

Cost of sales for the three month period ended March 31, 2015 was $16,578,000 or 75% of sales. The cost of sales for the three month period ended March 31, 2014 was $13,782,000 or 88% of sales. The decrease in the cost of sales percentage from 88% for the three month period ended March 31, 2014 to 75% for the three month period ended March 31, 2015 is due to the increase in the selling price per pound of certain refrigerants sold for the three month period ended March 31, 2015 compared to the same period in 2014.

Operating expenses for the three month period ended March 31, 2015 were $2,255,000, an increase of $920,000 from the $1,335,000 reported during the comparable 2014 period. The increase in operating expenses is due to an increase in selling expenses of $310,000, primarily due to selling payroll and advertising expenses, of which approximately $130,000 is attributable to the recently acquired assets as well as an increase in general and administrative expenses of $610,000, primarily related to increases in administrative payroll, professional fees, insurance, and the amortization of intangible assets, of which approximately $375,000 is attributable to the recently acquired assets of which approximately $144,000 are non-cash charges related to depreciation and amortization. General and administrative expenses in the first quarter of 2014 also reflected a one-time reduction in expenses of approximately $170,000 related to the collection of a receivable that had been previously written off in a prior year.

Interest expense for the three month period ended March 31, 2015 was $207,000, compared to the $209,000 reported during the comparable 2014 period.

Income tax expense for the three month period ended March 31, 2015 was $1,170,000 compared to income tax expense for the three month period ended March 31, 2014 of $98,000. For 2015 and 2014 the income tax expense was for federal and state income tax at statutory rates applied to the pre-tax income.

Net income for the three month period ended March 31, 2015 was $1,893,000, an increase of $1,733,000 from the $160,000 net income reported during the comparable 2014 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At March 31, 2015, the Company had working capital, which represents current assets less current liabilities, of $33,236,000, an increase of $1,122,000 from the working capital of $32,114,000 at December 31, 2014. The increase in working capital is primarily attributable to the net income for the period.

Inventory and trade receivables are principal components of current assets. At March 31, 2015, the Company had inventories of $41,532,000, an increase of $4,515,000 from $37,017,000 at December 31, 2014. The increase in the inventory balance is primarily due to the inventory acquired in connection with the recently acquired assets as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At March 31, 2015, the Company had trade receivables, net of allowance for doubtful accounts, of $8,135,000, an increase of $4,167,000 from $3,968,000 at December 31, 2014. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used in operating activities for the three month period ended March 31, 2015, was $812,000 compared with net cash provided by operating activities of $3,059,000 for the comparable 2014 period. Net cash used in operating activities for the 2015 period was primarily attributable to an increase in trade accounts receivable and inventory, offset in part by an increase in accounts payable and accrued expenses as well as net income and the utilization of the deferred tax asset.

Net cash used by investing activities for the three month period ended March 31, 2015, was $2,483,000 compared with net cash used by investing activities of $64,000 for the comparable 2014 period. The net cash used by investing activities for the 2015 period was primarily related to the acquisition of a refrigerant and compressed gases supplier, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the three month period ended March 31, 2015, was $2,821,000 compared with net cash used in financing activities of $1,175,000 for the comparable 2014 period. The net cash provided by financing activities for the 2015 period was primarily due to the proceeds from short term borrowings, partially offset by the repayment of long term debt.

At March 31, 2015, the Company had cash and cash equivalents of $461,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2015 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2015 (in 000’s):

	Twelve Month Period Ended March 31,
Long and short term debt and capital lease	2016	2017	2018	2019	Total
obligations:	$9,163	$267	$51	$4,000	$13,481
Principal
Estimated interest (1)	533	523	515	129	1,700
Operating leases	1,088	620	487	113	2,308

Total contractual cash obligations	$10,784	$1,410	$1,053	$4,242	$17,489

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $81,000 are being amortized over the life of the loan. At March 31, 2015, total borrowings under the PNC Facility were $12,877,000, and there was $17,585,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 4.25% at March 31, 2015.

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

The Company was in compliance with all covenants, as amended, under the PNC Facility as of March 31, 2015. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the three month period ended March 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 42% of the Company’s revenues. At March 31, 2015, there were $2,325,000 in outstanding receivables from these customers.

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

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first half of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. In addition, to the extent that there is unseasonably cool weather throughout the spring and summer months, which would adversely affect the demand for refrigerants, there would be a corresponding negative impact on the Company. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that to a lesser extent there is a similar seasonal element to RefrigerantSide® Service revenues as with refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of extraordinary items from generally accepted accounting principles. Under ASU 2015-01, the nature and financial effects of each event or transaction that is unusual in nature or occurs infrequently or both shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to the financial statements. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 will not have a material impact on our results of operations or our financial position.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 will have no impact on our results of operations or our financial position.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of December 31, 2014 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus .5% and (3) the daily LIBOR plus 1%, plus (ii) .5% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 2.75%. The outstanding balance on the PNC Facility as of March 31, 2015 was $12,877,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2014. There have been no material changes to such matters during the quarter ended March 31, 2015.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 6, 2015
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	May 6, 2015
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

