Form 10-Q
period 2015-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2015-11-10
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	32,686,196 shares
Class	Outstanding at November 5, 2015

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,040	$935
Trade accounts receivable - net	9,614	3,968
Inventories	48,964	37,017
Deferred tax asset	397	397
Prepaid expenses and other current assets	5,484	1,011
Total current assets	65,499	43,328

Property, plant and equipment, less accumulated depreciation	7,518	7,887
Other assets	83	102
Deferred tax asset	2,609	6,031
Goodwill	2,603	265
Intangible assets, less accumulated amortization	3,379	2,322
Total Assets	$81,691	$59,935

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,257	$4,510
Accrued payroll	241	384
Short-term debt and current maturities of long-term debt	14,983	6,320
Total current liabilities	25,481	11,214
Other liabilities	1,502	333
Long-term debt, less current maturities	4,377	4,389
Total Liabilities	31,360	15,936

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 32,676,196 and 32,312,276	327	323
Additional paid-in capital	62,047	61,505
Accumulated deficit	(12,043)	(17,829)
Total Stockholders' Equity	50,331	43,999

Total Liabilities and Stockholders' Equity	$81,691	$59,935

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended September 30,		Nine month period ended September 30,
	2015	2014	2015	2014

Revenues	$21,682	$15,296	$72,422	$47,755
Cost of sales	17,298	13,801	55,301	42,255
Gross profit	4,384	1,495	17,121	5,500

Operating expenses:
Selling and marketing	958	630	2,972	1,894
General and administrative	1,524	992	4,216	2,609
Total operating expenses	2,482	1,622	7,188	4,503

Operating income (loss)	1,902	(127)	9,933	997

Interest expense	(157)	(99)	(600)	(494)

Income (loss) before income taxes	1,745	(226)	9,333	503

Income tax expense (benefit)	663	(118)	3,547	143

Net income (loss)	$1,082	$(108)	$5,786	$360

Net income (loss) per common share - Basic	$0.03	$0.00	$0.18	$0.01
Net income (loss) per common share - Diluted	$0.03	$0.00	$0.17	$0.01
Weighted average number of shares outstanding - Basic	32,639,429	32,031,426	32,487,230	28,179,853
Weighted average number of shares outstanding - Diluted	33,856,045	32,031,426	34,071,982	29,839,975

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine month period ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$5,786	$360
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	1,622	626
Allowance for doubtful accounts	48	48
Value of share-based payment arrangements	162	29
Amortization of deferred finance costs	69	81
Utilization of deferred tax asset	3,422	193

Changes in assets and liabilities (net of acquisition):
Trade accounts receivable	(5,694)	(5,378)
Inventories	(10,497)	6,314
Income taxes receivable	0	2,709
Prepaid and other assets	(4,521)	(4,355)
Accounts payable and accrued expenses	4,104	4,027
Cash (used) provided by operating activities	(5,499)	4,654

Cash flows from investing activities:
Asset acquisitions	(2,424)	0
Additions to patents	(7)	(10)
Additions to property, plant, and equipment	(647)	(534)
Investment in affiliates	0	63
Cash used by investing activities	(3,078)	(481)

Cash flows from financing activities:
Proceeds from issuance of common stock	384	15,639
Proceeds from (repayments of) short-term debt – net	8,580	(15,080)
Proceeds from long-term debt	292	0
Repayment of long-term debt	(243)	(4,228)
Payment of deferred acquisition cost	(331)	0
Cash provided (used) by financing activities	8,682	(3,669)

Increase in cash and cash equivalents	105	504
Cash and cash equivalents at beginning of period	935	669
Cash and cash equivalents at end of period	$1,040	$1,173

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$531	$413

Non cash investing activity:
Deferred acquisition cost	$2,669	$0

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2014. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2015 and December 31, 2014, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt as of September 30, 2015 and December 31, 2014.

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

For the nine month period ended September 30, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 34% of the Company’s revenues. At September 30, 2015, there were $1,100,000 in outstanding receivables from these customers.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or market adjustment, the impact of which would be reflected in cost of sales on the Consolidated Statements of Operations. Any such adjustment would be based on management’s judgment regarding future demand and market conditions and analysis of historical experience.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine Month Period Ended September 30,	2015	2014
(in thousands)
Refrigerant and reclamation sales	$69,032	$44,011
RefrigerantSide® Services	3,390	3,744
Total	$72,422	$47,755

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of September 30, 2015 and December 31, 2014, the net deferred tax asset was $3,006,000 and $6,428,000, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. Approximately $6,700,000 of the Company’s $7,600,000 of NOLs are subject to annual limitations of $1,300,000.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2015, the various states’ statutes of limitations remain open for tax years subsequent to 2008. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2015 and December 31, 2014 the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period ended September 30,		Nine Month Period ended September 30,
	2015	2014	2015	2014

Net income (loss)	$1,082	$(108)	$5,786	$360

Weighted average number of shares outstanding - basic	32,639,429	32,031,426	32,487,230	28,179,853
Shares underlying warrants	176,775	0	332,269	196,522
Shares underlying options	1,039,841	0	1,252,483	1,463,600
Weighted average number of shares outstanding - diluted	33,856,045	32,031,426	34,071,982	29,839,975

During the three month periods ended September 30, 2015 and 2014, certain options and warrants aggregating 1,196,343 and 3,676,661 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2015 and 2014, certain options and warrants aggregating 75,000 and 80,843 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. As a result of litigation, the federal regulations implementing the January 2010 phase down schedule were vacated, and in April 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. On October 16, 2014, the Administrator of the EPA signed a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA established a linear draw down for the production or importation of virgin HCFC-22 that starts at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

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

In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The adoption of the provisions of ASU 2015-16 is not expected to have a material impact on our results of operations or our financial position.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2015 and 2014, the share-based compensation expense of $162,000 and $29,000, respectively, is reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently during the third quarter 2015 as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2015, the Plans authorized the issuance of stock options to purchase 6,000,000 shares of the Company’s common stock and, as of September 30, 2015 there were 4,306,523 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the nine month periods ended September 30, 2015 and 2014, the Company issued options to purchase 164,506 shares and 10,000 shares, respectively. During the nine month periods ended September 30, 2015 and 2014, the Company issued stock grants of 9,827 shares and no shares, respectively. As of September 30, 2015, there was $51,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan (“2004 Plan”) pursuant to which 2,500,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs could be granted under the 2004 Plan to employees and officers of the Company. Non qualified options, stock, deferred stock or other stock-based awards could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective September 10, 2014, the Company’s ability to grant options or other awards under the 2004 Plan expired.

Effective August 27, 2008, the Company adopted its 2008 Stock Incentive Plan (“2008 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2008 Plan to employees and officers of the Company. Non qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on August 27, 2018.

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

Effective September 17, 2014, the Company adopted its 2014 Stock Incentive Plan (“2014 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2014 Plan to employees and officers of the Company. Non qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2014 Plan is sooner terminated, the ability to grant options or other awards under the 2014 Plan will expire on September 17, 2024.

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

The Company determines the fair value of stock option awards at the grant date by using the Black-Scholes option-pricing model, and is utilizing the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Period Ended September 30,	2015	2014
Assumptions
Dividend yield	0%	0%
Risk free interest rate	.83%-1.03%	1.69%
Expected volatility	49%-60%	59%
Expected lives	3 years	5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,517,911	$1.33
-Exercised	(292,537)	$1.03
-Granted	1,055,500	$3.28
Outstanding at December 31, 2014	3,280,874	$1.98
-Exercised	(452,841)	$1.59
-Granted	164,506	$3.28
Outstanding at September 30, 2015	2,992,539	$2.11

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2015 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,992,539	2.6 years	$2.11
Options vested	2,925,039	2.6 years	$2.07

The following is the intrinsic value at September 30, 2015 of:

Options outstanding	$3,026,000
Options vested in 2015	$9,000
Options exercised in 2015	$1,043,000

The intrinsic value of options exercised during the year ended December 31, 2014 was $793,000.

Note 3 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $44,000 are being amortized over the life of the loan. At September 30, 2015, total borrowings under the PNC Facility were approximately $18,600,000, and there was approximately $14,200,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.75% at September 30, 2015.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar Rate (as defined in the PNC Facility) or, for Eurodollar Rate Loans (as defined in the PNC Facility) with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar Rate Loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%).

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

On July 1, 2015, the Company entered into the Fourth Amendment to the PNC Facility (the “Fourth PNC Amendment”). The Fourth PNC Amendment redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the PNC Facility) as follows:

“Revolving Interest Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%) with respect to the Eurodollar Rate Loans.

“Term Loan Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one half of one percent (.50%) with respect to the Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%) with respect to Eurodollar Rate Loans.

The Company was in compliance with all covenants, as amended, under the PNC Facility as of September 30, 2015. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 4 - Acquisitions

On November 5, 2014 the Company purchased certain assets from Polar Technologies, LLC as disclosed in the Company’s Form 10-K for the year ended December 31, 2014. The asset allocation reflected in the financial statements remains preliminary as of September 30, 2015.

On January 16, 2015, the Company acquired certain assets of a supplier of refrigerants and compressed gases, and also hired 3 employees associated with the business. The purchase price for this acquisition was $2,424,000 cash paid at closing and the assumption of a liability of $20,000, plus a maximum of an additional $3,000,000 earn out, of which approximately $331,000 has been paid out as of September 30, 2015. The remaining balance of $2,669,000 is accrued on the consolidated balance sheet as of September 30, 2015. The valuation of the net assets acquired is preliminary and subject to change as the purchase price allocation is finalized. The preliminary asset allocation reflected in these financial statements is approximately $1,606,000 of tangible assets, approximately $1,500,000 of intangible assets, and approximately $2,338,000 of goodwill. The intangible assets will be amortized over a period of 6 years. The goodwill recognized as part of the acquisition will be deductible for tax purposes. The transaction also provides for additional employee compensation for years 2017 through 2019, based on certain revenue performance. The total additional employee compensation, if any, cannot exceed $3,000,000.

The results of the acquired business operations are included in the Company’s consolidated Statements of Operations from the date of acquisition, and are not material to the Company’s financial position or results of operations.

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

Results of Operations

Three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014

Revenues for the three month period ended September 30, 2015 were $21,682,000, an increase of $6,386,000 or 42% from the $15,296,000 reported during the comparable 2014 period. The increase in revenues was attributable to an increase in refrigerant revenues of $6,515,000, offset slightly by a decrease in RefrigerantSide® Services revenues of $129,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $5,549,000, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $966,000. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the average selling price per job completed compared to the same period in 2014.

Cost of sales for the three month period ended September 30, 2015 was $17,298,000 or 80% of sales. The cost of sales for the three month period ended September 30, 2014 was $13,801,000 or 90% of sales. The decrease in the cost of sales percentage is due to the increase in the selling price per pound of certain refrigerants sold for the three month period ended September 30, 2015 compared to the same period in 2014.

Operating expenses for the three month period ended September 30, 2015 were $2,482,000, an increase of $860,000 from the $1,622,000 reported during the comparable 2014 period. The increase in operating expenses is due to (i) an increase in selling expenses of $328,000, primarily due to selling payroll and advertising expenses, of which approximately $231,000 is attributable to the recently acquired assets, and (ii) an increase in general and administrative expenses of $532,000, primarily related to increases in administrative payroll, professional fees, insurance, and the amortization of intangible assets, of which approximately $271,000 is attributable to the recently acquired assets and which includes approximately $145,000 of non-cash charges related to depreciation and amortization. Approximately $50,000 of the general and administrative expenses incurred during the three month period ended September 30, 2015 were non- recurring professional fees.

Interest expense for the three month period ended September 30, 2015 was $157,000, compared to the $99,000 reported during the comparable 2014 period. The increase in interest expense is primarily due to increased borrowing on the PNC Credit Facility offset slightly by a reduction in the interest rates.

Income tax expense for the three month period ended September 30, 2015 was $663,000 compared to income tax benefit for the three month period ended September 30, 2014 of $118,000. For 2015 and 2014 the income tax expense (benefit) was for federal and state income tax at statutory rates applied to the pre-tax income. The majority of the income tax expense is non-cash due to the utilization of the net operating loss carry forward.

Net income for the three month period ended September 30, 2015 was $1,082,000, an increase of $1,190,000 from the $108,000 net loss reported during the comparable 2014 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014

Revenues for the nine month period ended September 30, 2015 were $72,422,000, an increase of $24,667,000 or 52% from the $47,755,000 reported during the comparable 2014 period. The increase in revenues was attributable to an increase in refrigerant revenues of $25,021,000, offset slightly by a decrease in RefrigerantSide® Services revenues of $354,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $16,021,000, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $9,000,000. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the average selling price per job completed compared to the same period in 2014.

Cost of sales for the nine month period ended September 30, 2015 was $55,301,000 or 76% of sales. The cost of sales for the nine month period ended September 30, 2014 was $42,255,000 or 88% of sales. The decrease in the cost of sales percentage is due to the increase in the selling price per pound of certain refrigerants sold for the nine month period ended September 30, 2015 compared to the same period in 2014.

Operating expenses for the nine month period ended September 30, 2015 were $7,188,000, an increase of $2,685,000 from the $4,503,000 reported during the comparable 2014 period. The increase in operating expenses is due to (i) an increase in selling expenses of $1,078,000, primarily due to selling payroll and advertising expenses, of which approximately $528,000 is attributable to the recently acquired assets, and (ii) an increase in general and administrative expenses of $1,607,000, primarily related to increases in administrative payroll, professional fees, insurance, and the amortization of intangible assets, of which approximately $981,000 is attributable to the recently acquired assets and which includes approximately $435,000 of non-cash charges related to depreciation and amortization. Approximately $177,000 of the general and administrative expenses incurred during the nine month period ended September 30, 2015 were non-recurring professional fees. General and administrative expenses in the nine month period ended September 30, 2014 also reflected a one-time reduction in expenses of approximately $170,000 related to the collection of a receivable that had been previously written off in a prior year.

Interest expense for the nine month period ended September 30, 2015 was $600,000, compared to the $494,000 reported during the comparable 2014 period. The increase in interest expense is primarily due to increased borrowing on the PNC Facility, offset by a reduction in the interest rate.

Income tax expense for the nine month period ended September 30, 2015 was $3,547,000 compared to income tax expense for the nine month period ended September 30, 2014 of $143,000. For 2015 and 2014 the income tax expense was for federal and state income tax at statutory rates applied to the pre-tax income. The majority of the income tax expense is non-cash due to the utilization of the net operating loss carry forward.

Net income for the nine month period ended September 30, 2015 was $5,786,000, an increase of $5,426,000 from the $360,000 net income reported during the comparable 2014 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At September 30, 2015, the Company had working capital, which represents current assets less current liabilities, of $40,018,000, an increase of $7,904,000 from the working capital of $32,114,000 at December 31, 2014. The increase in working capital is primarily attributable to the net income for the period.

Inventory and trade receivables are principal components of current assets. At September 30, 2015, the Company had inventories of $48,964,000, an increase of $11,947,000 from $37,017,000 at December 31, 2014. The increase in the inventory balance is partially due to the inventory acquired in connection with the recently acquired assets as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At September 30, 2015, the Company had trade receivables, net of allowance for doubtful accounts, of $9,614,000, an increase of $5,646,000 from $3,968,000 at December 31, 2014. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used in operating activities for the nine month period ended September 30, 2015, was $5,499,000 compared with net cash provided by operating activities of $4,654,000 for the comparable 2014 period. Net cash used in operating activities for the 2015 period was primarily attributable to an increase in trade accounts receivable and inventory, offset in part by an increase in accounts payable and accrued expenses as well as net income and the utilization of the deferred tax asset.

Net cash used by investing activities for the nine month period ended September 30, 2015, was $3,078,000 compared with net cash used by investing activities of $481,000 for the comparable 2014 period. The net cash used by investing activities for the 2015 period was primarily related to the acquisition of a refrigerant and compressed gases supplier, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the nine month period ended September 30, 2015, was $8,682,000 compared with net cash used in financing activities of $3,669,000 for the comparable 2014 period. The net cash provided by financing activities for the 2015 period was primarily due to the proceeds from short term borrowings, partially offset by the repayment of long term debt.

At September 30, 2015, the Company had cash and cash equivalents of $1,040,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2015 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2015 (in 000’s):

	Twelve Month Period Ended September 30,
	2016	2017	2018	2019	Total
Long and short term debt and capital lease obligations:
Principal	$14,983	$249	$4,076	$52	$19,360
Estimated interest (1)	584	571	564	1	1,720
Operating leases	1,114	683	346	25	2,168
Acquisition earn out	1,500	1,169	0	0	2,669

Total contractual cash obligations	$18,181	$2,672	$4,986	$78	$25,917

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $44,000 are being amortized over the life of the loan. At September 30, 2015, total borrowings under the PNC Facility were approximately $18,600,000, and there was approximately $14,200,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.75% at September 30, 2015.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar Rate (as defined in the PNC Facility) or, for Eurodollar Rate Loans (as defined in the PNC Facility) with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar Rate Loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%).

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

On July 1, 2015, the Company entered into the Fourth Amendment to the PNC Facility (the “Fourth PNC Amendment”). The Fourth PNC Amendment redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the PNC Facility) as follows:

“Revolving Interest Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%) with respect to the Eurodollar Rate Loans.

“Term Loan Rate” shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate plus one half of one percent (.50%) with respect to the Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%) with respect to Eurodollar Rate Loans.

The Company was in compliance with all covenants, as amended, under the PNC Facility as of September 30, 2015. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the nine month period ended September 30, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 34% of the Company’s revenues. At September 30, 2015, there were $1,100,000 in outstanding receivables from these customers.

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

In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The adoption of the provisions of ASU 2015-16 is not expected to have a material impact on our results of operations or our financial position.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of September 30, 2015 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the Alternate Base Rate plus one half of one percent (.50%) and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus two and one quarter of one percent (2.25%). The outstanding balance on the PNC Facility as of September 30, 2015 was approximately $18,600,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2014. There have been no material changes to such matters during the nine month period ended September 30, 2015.

Item 6 - Exhibits

Exhibit Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation filed September 22, 2015;
10.1	Fourth Amendment To Revolving Credit, Term Loan And Security Agreement between Hudson Technologies Company, and PNC Bank, National Association, dated July 1, 2015 (1)
10.2	Guarantors’ Ratification dated July 1, 2015, by the Registrant and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 8, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 10, 2015
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ James R. Buscemi	November 10, 2015
	James R. Buscemi	Date
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description
3.1	Certificate of Amendment to Certificate of Incorporation filed September 22, 2015;
10.1	Fourth Amendment To Revolving Credit, Term Loan And Security Agreement between Hudson Technologies Company, and PNC Bank, National Association, dated July 1, 2015 (1)
10.2	Guarantors’ Ratification dated July 1, 2015, by the Registrant and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 8, 2015

