Form 10-K
period 2015-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2016-03-11
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2015 was approximately $91,785,154. As of March 2, 2016 there were 32,848,617 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPSTM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000.

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin, hydro chlorofluorocarbon (“HCFC”) and hydro fluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”) refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In April 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various segments of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC refrigerants and hydrofluoro-olefins (“HFO”). HFC refrigerants are not ozone depleting chemicals and are not currently regulated under the Act. However, certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state and federal regulations relating to the sale, use and emissions of HFC refrigerants. In addition, federal legislation has been proposed that, if enacted, would impose limitations on the production and importation of certain virgin HFC refrigerants. The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with lower global warming potentials.

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

The Act also mandates the recovery of CFC and HCFC refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Under the Act, owners, operators and companies servicing cooling equipment utilizing CFC and HCFC refrigerants are responsible for the integrity of the systems regardless of the refrigerant being used. In November 2015, the EPA published a proposed rule that, if enacted, will extend these requirements to HFCs and to certain other refrigerants that are approved by the EPA as alternatives for CFC and HCFC refrigerants.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and refrigerant management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release to the atmosphere and the corresponding ozone depletion and global warming impact. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing.  The Company believes it is the largest refrigerant reclaimer in the United States.  Additionally, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems.  These services, known as RefrigerantSide® Services, complement the Company’s refrigerant sales and refrigerant reclamation and management services.  The Company has also developed SmartEnergy OPSTM that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the energy efficiency of their systems and save operating costs and improve system reliability.  In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions.

Refrigerant and Industrial Gas Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in various segments of the air conditioning and refrigeration industry, and sells industrial gases to a variety of industry segments. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. Virgin, non-CFC refrigerants, including HCFC and HFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. Additionally, the Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed using the Company's high speed proprietary reclamation equipment, its proprietary Zugibeast® system, and then are resold by the Company.

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

The Company has also been awarded several US patents for its SmartEnergy OPSTM, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. This service is a web-based real time continuous monitoring service applicable to a facility’s chiller plant systems. The SmartEnergy OPSTM offering enables customers to monitor and improve their chiller plant performance and proactively identify and correct system inefficiencies. SmartEnergy OPSTM is able to identify specific inefficiencies in the operation of chiller plant systems and, when used with Hudson’s RefrigerantSide® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. Improving the system efficiency reduces power consumption thereby directly reducing CO2 emissions at the power plants or onsite. Lastly, the Company’s ChillSmart® offering, which combines the system optimization with the Company’s Chiller Chemistry® offering, provides a snapshot of a packaged chiller’s operating efficiency and health. ChillSmart® provides a very effective predictive maintenance tool and helps our customers to identify the operating chillers that cause higher operating costs.

The Company’s engineers who developed and support Smart Energy OPSTM are recognized as Energy Experts and Qualified Best Practices Specialists by the United States Department of Energy (“DOE”) in the areas of Steam and Process Heating under the DOE “Best Practices” program, and are the Lead International Energy Experts for steam, chillers and refrigeration systems for the United Nations Industrial Development Organization (“UNIDO”).  The Company’s staff have trained more than 4,000 industrial plant personnel in the US and internationally, and have developed and are currently delivering training curriculums in 12 different countries.  The Company’s staff have completed more than 200 industrial ESAs in the US and internationally.

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

In October 2015, the American Carbon Registry (“ACR”) established a methodology to provide, among other things, a quantification framework for the creation of carbon offset credits for the use of certified reclaimed HFC refrigerants. The Company is pursuing opportunities to acquire HFC refrigerants and is developing relationships within the emerging environmental markets in order to develop opportunities for the creation and monetization of verified emission reductions from the reclamation of HFC refrigerants.

Hudson's Network

Hudson operates from a network of facilities located in:

Pearl River, New York	—Company headquarters and administrative offices
Nashville, Tennessee	—Administrative offices

Champaign, Illinois	—Reclamation and separation of refrigerants and cylinder refurbishment center; RefrigerantSide® Service depot
Nashville, Tennessee	—Reclamation and separation of refrigerants and cylinder refurbishment center
Ontario, California	—Reclamation and cylinder refurbishment center
Catano, Puerto Rico	—Reclamation center and RefrigerantSide® Service depot

Auburn, Washington	—RefrigerantSide® Service depot
Baton Rouge, Louisiana	—RefrigerantSide® Service depot
Charlotte, North Carolina	—RefrigerantSide® Service depot
Escondido, California	—RefrigerantSide® Service depot
Stony Point, New York	—RefrigerantSide® Service depot
Tulsa, Oklahoma	—Energy and Carbon Services
Hampstead, New Hampshire	—Telemarketing office
Pottsboro, Texas	—Telemarketing office

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. The Company has Alliances in Europe and South Africa, and over time, the Company expects to introduce its technology and offerings to several other markets around the world.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most-widely used refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that will start at approximately 22 million pounds in 2015 and reduce by approximately 4.5 million pounds each year and end at zero in 2020.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services.

For the year ended December 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2015, there were no outstanding receivables from these customers.

For the year ended December 31, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At December 31, 2014, there were $688,000 in outstanding receivables from these customers.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet through the Company’s website (www.hudsontech.com). Information on the Company's website is not part of this report.

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured, virgin refrigerants in accordance with standards established by AHRI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with AHRI standards. The Company is one of only three certified refrigerant testing laboratories in the United States under AHRI’s laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the AHRI 700 standard.

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

The Company is also subject to regulations adopted by the California Air Resources Board which impose certain reporting requirements arising out of the reclamation and sale of refrigerants that takes place within the State of California.

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

Employees

On December 31, 2015, the Company had 133 full and 3 part time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

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

Our capital requirements may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility that expires in June 2018 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business, our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility. There can be no assurance that we will be able to obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

Our management has significant control over our affairs.

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

The Company’s Trousdale, Tennessee facility is a 2,600 square foot office facility in a multi-tenant building leased from an unaffiliated third party at an annual rental of $36,000 pursuant to an agreement expiring in March 2016.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of December 31, 2015, the Company has $260,000 outstanding under this mortgage and the annual real estate taxes on this facility are approximately $46,000.

The Company has established a second facility in Champaign, Illinois, which is a 103,000 square foot facility located in an approximately 130,000 square foot building. The building is leased from an unaffiliated third party at an annual rental of $457,000, pursuant to an arrangement expiring in December 2017.

The Company’s Nashville, Tennessee facility is a 33,000 square foot office facility leased from an unaffiliated third party at an annual rental of $162,000 pursuant to an agreement expiring March 2018.

The Company’s Ontario, California facility is a 20,000 square foot facility leased from an unaffiliated third party at an annual rental of $87,000 pursuant to an agreement expiring in December 2018.

The Company’s Catano, Puerto Rico facility is a 15,000 square foot facility leased from an unaffiliated third party at an annual rental of $151,000 pursuant to an agreement expiring in November 2020.

The Company's Auburn, Washington depot facility is a 3,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $51,000 pursuant to an agreement expiring August 2018.

The Company's Baton Rouge, Louisiana depot facility is a 1,800 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $15,000 pursuant to an agreement expiring in April 2017.

The Company's Charlotte, North Carolina depot facility is an 8,500 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $64,000 pursuant to an agreement expiring in March 2016.

The Company’s Escondido, California depot facility is a 6,000 square foot facility leased from an unaffiliated third party at an annual rental of $36,000 pursuant to a month to month rental agreement.

The Company’s Stony Point, New York depot facility is an 18,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $117,000 pursuant to an agreement expiring in June 2016.

The Company’s Tulsa, Oklahoma energy and carbon services facility is located in a 2,304 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $27,000 which includes our share of operating expenses. This lease expires December 2017.

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

Since September 2000, last modified in March 2013, the Company signed an Order on Consent with the New York State Department of Environmental Conservation (“DEC”) whereby the Company agreed to operate a remediation system to reduce R-11 refrigerant levels in the groundwater under and around the Hillburn Facility and agreed to perform periodic testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. The Company accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order of Consent through December 31, 2018. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations. The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

In May 2000 the Hillburn facility, as a result of the 1999 release, was nominated by EPA for listing on the National Priorities List (“NPL”) pursuant to CERCLA. In September 2003, the EPA advised the Company that it had no current plans to finalize the process for listing of the Hillburn facility on the NPL.

During the year ended December 31, 2014 the Company incurred $53,000 in additional remediation costs in connection with the matters above. There were no costs incurred during the year ended December 31, 2015. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

	High	Low

2014
- First Quarter	$4.00	$2.68
- Second Quarter	$3.40	$2.55
- Third Quarter	$3.59	$2.60
- Fourth Quarter	$4.80	$2.86

2015
- First Quarter	$4.56	$3.35
- Second Quarter	$4.75	$3.40
- Third Quarter	$3.58	$2.45
- Fourth Quarter	$3.56	$2.69

The number of record holders of the Company's common stock was approximately 176 as of March 1, 2016. The Company believes that there are in excess of 2,900 beneficial owners of its common stock.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carry forwards (“NOLs”) and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests for any impairment of goodwill annually. Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 2 to 10 years. The Company reviews these useful lives annually to determine that they reflect future realizable value. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In April 2013 the EPA published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and is being reduced by approximately 4.5 million pounds each year and ends at zero in 2020.

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

The Company focuses its sales and marketing efforts for its RefrigerantSide® Services on customers who the Company believes most readily appreciate and understand the value that is provided by its RefrigerantSide® Services offering. In pursuing its sales and marketing strategy, the Company offers its RefrigerantSide® Services to customers in the following industries: petrochemical, pharmaceutical, industrial power, manufacturing, commercial facility and property management and maritime. The Company may incur additional expenses as it further develops and markets its RefrigerantSide® Services offering.

Results of Operations

Year ended December 31, 2015 as compared to the year ended December 31, 2014

Revenues for the year ended December 31, 2015 were $79,722,000, an increase of $23,912,000 or 43% from the $55,810,000 reported during the comparable 2014 period. The increase in revenues was attributable to an increase in refrigerant revenues of $24,694,000 offset in part by a decrease in RefrigerantSide® Services revenues of $782,000. The increase in refrigerant revenue is related to both an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $17,374,000, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $7,320,000. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the price of jobs completed when compared to the same period in 2014.

Cost of sales for the year ended December 31, 2015 was $61,233,000 or 77% of sales. Cost of sales for year ended December 31, 2014 was $49,364,000, or 88% of sales. The decrease in the cost of sales percentage, from 88% in 2014 to 77% in 2015, is related to the increase in the selling price per pound of refrigerants, as described in the revenue discussion above.

Operating expenses for the year ended December 31, 2015 were $10,308,000, an increase of $2,877,000 from the $7,431,000 reported during the comparable 2014 period. The increase in operating expenses is primarily attributable to payroll expenses of $2,400,000 of which approximately $1,100,000 is associated with payroll for the recent acquisitions completed in late 2014 and early 2015 as well as approximately $500,000 of amortization of intangibles associated with these same recent acquisitions.

Other income (expense) for the year ended December 31, 2015 was ($474,000), compared to the ($641,000) reported during the comparable 2014 period. Other income (expense) consists of interest expense of $776,000 and $641,000 for the comparable 2015 and 2014 periods, respectively. The increase in interest expense is due to increased borrowing on the PNC credit facility. Additionally, other income (expense) includes other income of $302,000 in 2015 related to the 2015 acquisition earn out that was less than the total amount that had been recorded as part of the purchase price accounting for the acquisition of a supplier of refrigerants and compressed gases.

Income tax expense for the year ended December 31, 2015 was $2,944,000 compared to an income tax benefit of $906,000 reported during the comparable 2014 period. For 2015 the income tax expense of $2,944,000 was for federal and state income tax at statutory rates applied to the pre-tax income. For 2014 the income tax benefit of $906,000 was for federal and state income tax at statutory rates applied to the pre-tax loss, as well as state income tax refunds for 2013 that had not been accrued in 2013.

Net income for the year ended December 31, 2015 was $4,763,000, an increase of $5,483,000 from $720,000 net loss reported during the comparable 2014 period, primarily due to the increase in revenue and gross profit partially offset by increases in operating expenses, interest expense and income tax expense.

Liquidity and Capital Resources

At December 31, 2015, the Company had working capital, which represents current assets less current liabilities of $38,509,000, an increase of $6,395,000 from the working capital of $32,114,000 at December 31, 2014. The increase in working capital is primarily attributable to the net income for 2015.

Inventory and trade receivables are principal components of current assets. At December 31, 2015, the Company had inventories of $61,897,000, an increase of $24,880,000 from $37,017,000 at December 31, 2014. The increase in the inventory balance is primarily due to the increase in the cost of refrigerants, as well as the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At December 31, 2015, the Company had trade receivables, net of allowance for doubtful accounts, of $4,414,000, an increase of $446,000 from $3,968,000 at December 31, 2014. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the year ended December 31, 2015, was $10,503,000 compared with net cash provided by operating activities of $1,701,000 for the comparable 2014 period. Net cash used by operating activities for the 2015 period was primarily attributable to an increase in inventory partially offset by net income, the utilization of the deferred tax assets, as well as increases in accounts payable and accrued expenses.

Net cash used by investing activities for the year ended December 31, 2015, was $3,325,000 compared with net cash used by investing activities of $8,031,000 for the comparable 2014 period. The net cash used by investing activities for the 2015 period was primarily related to the January 2015 acquisition as well as investment in general purpose equipment for the Company’s production facilities. The net cash used by investing activities for the 2014 period was primarily related to the acquisition of Polar Technologies, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the year ended December 31, 2015, was $14,151,000 compared with net cash provided by financing activities of $6,596,000 for the comparable 2014 period. The net cash provided by financing activities for the 2015 period was primarily due to increased borrowings on the PNC credit facility.

At December 31, 2015, the Company had cash and cash equivalents of $1,258,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2016 will be approximately $1,750,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2015 (in 000’s):

	Twelve Month Period Ended December 31,
Long and short term debt and capital lease obligations:	2016	2017	2018	2019	2020	Total

Principal	$20,573	$184	$4,077	$30	$2	$24,866
Estimated interest (1)	750	737	368	0	0	1,855
Operating leases	1,297	1,085	421	165	150	3,118
Acquisition earn out /License payable	1,568	333	0	0	0	1,901

Total contractual cash obligations	$24,188	$2,339	$4,866	$195	$152	$31,740

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $38,000 are being amortized over the life of the loan. At December 31, 2015, total borrowings under the PNC Facility were approximately $24,227,000, and there was approximately $15,773,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.75% at December 31, 2015.

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

On October 25, 2013, the Company entered into the Second Amendment to the PNC facility (the “Second PNC Amendment”) which, among other things, waived the requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, under the PNC Facility, and suspended the minimum fixed charge ratio covenant until the quarterly period ended March 31, 2015.

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

The Company was in compliance with all covenants, as amended, under the PNC Facility as of December 31, 2015. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the year ended December 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2015, there were no outstanding receivables from these customers.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the effects of ASU 2014-09 and therefore cannot estimate the effects, if any, on historical or future revenue recognition at this time.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 will have no impact on the Company’s results of operations and an immaterial impact on the consolidated Balance Sheets.

In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The Company adopted ASU 2015-16 in the fourth quarter of 2015. The adoption of the provisions of ASU 2015-16 did not have a material impact on its results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Under ASU 2016-02, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

For finance leases, a lessee is required to do the following: 1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; 2. Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income; and 3. Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; 2. Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and 3. Classify all cash payments within operating activities in the statement of cash flows.

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.

For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $40,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of December 31, 2015 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%). The outstanding balance on the PNC Facility as of December 31, 2015 was $24,227,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Refrigerant Market

We are also exposed to market risk from fluctuations in the demand, price and availability of refrigerants. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms, or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales or write downs of inventory, which could have a material adverse effect on our consolidated results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2015 and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hudson Technologies, Inc.

Pearl River, NY

We have audited Hudson Technologies Inc.’s and Subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hudson Technologies Inc.’s and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hudson Technologies Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Technologies Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and our report dated March 11, 2016 expressed an unqualified opinion thereon.

Stamford, CT

March 11, 2016

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

The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position
Kevin J. Zugibe	52	Chairman of the Board and Chief Executive Officer
Brian F. Coleman	54	President and Chief Operating Officer, Director
James R. Buscemi	62	Chief Financial Officer
Charles F. Harkins, Jr.	54	Vice President Sales
Stephen P. Mandracchia	56	Vice President Legal and Regulatory and Secretary
Vincent P. Abbatecola	69	Director
Dominic J. Monetta	74	Director
Otto C. Morch	82	Director
Richard Parrillo	62	Director
Eric A. Prouty	45	Director

Kevin J. Zugibe, P.E., a founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1991. From May 1987 to May 1994, Mr. Zugibe was employed as a power engineer with Orange and Rockland Utilities, Inc., a major public utility, where he was responsible for all HVAC applications. Mr. Zugibe is a licensed professional engineer, and from December 1990 to May 1994, he was a member of Kevin J. Zugibe & Associates, a professional engineering firm. We believe Mr. Zugibe’s qualifications to sit on our Board of Directors include his 27 years of experience in the air conditioning and refrigeration industry including as our founder, our Chairman and Chief Executive Officer for 25 years. Mr. Zugibe is the brother-in-law of Stephen P. Mandracchia.

Brian F. Coleman has been a Director of the Company since December 2007, and President and Chief Operating Officer of the Company since August 2001 and served as Chief Financial Officer of the Company from May 1997 until December 2002. From June 1987 to May 1997, Mr. Coleman was employed by, and since July 1995, was a partner with BDO USA, LLP, the Company's independent registered public accounting firm. We believe Mr. Coleman’s qualifications to sit on our Board of Directors include his prior financial and accounting experience obtained as a partner with BDO USA, LLP, and his 18 years of experience in the air conditioning and refrigeration industry including as our President and Chief Operating Officer.

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

Vincent P. Abbatecola has been a Director of the Company since June 1994. Mr. Abbatecola is Vice President of Abbey Ice & Spring Water Company, Spring Valley, New York, where he has been employed since May 1971. He was formerly the Chairman of the International Packaged Ice Association and a trustee of Nyack Hospital. Mr. Abbatecola serves on the Rockland Board of Governors, the United Hospice of Rockland Board and the St. Thomas Aquinas College President’s Council. We believe that Mr. Abbatecola’s qualifications to sit on our Board include his business experience obtained as Vice President of Abbey Ice and Spring Water Company, his 21 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including as Chairman of the Company’s Audit Committee for 20 years.

Dominic J. Monetta, DPA has been a Director of the Company since April 1996. Dr. Monetta has since August 1993, been the President of Resource Alternatives, Inc., a corporate development firm concentrating on resolving technically oriented managerial issues facing chief executive officers and their senior executives. From December 1991 to May 1993, Dr. Monetta served as the Director of Defense Research and Engineering for Research and Advanced Technology, United States Department of Defense. From June 1989 to December 1991, Dr. Monetta served as the Director of the Office of New Production Reactors, United States Department of Energy. Dr. Monetta’s qualifications to sit on our board include his chemical engineering and other management experience obtained as a senior executive for the US Departments of Energy and Defense. Dr. Monetta has 19 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board and includes his membership on the Company’s Audit Committee for the last 8 years and Occupational, Safety and Environmental Protection Committee for the last 14 years.

Otto C. Morch has been a Director of the Company since March 1996. Mr. Morch was a Senior Vice President of Commercial Banking at Provident Savings Bank, F.A. for more than five years until his retirement in December 1997. We believe that Mr. Morch’s qualifications to sit on our Board include his financial and other experience obtained as a Senior Vice President at Provident Savings Bank, F.A., his 20 years of experience in the air conditioning and refrigeration industry by virtue of his service on our Board including his membership on the Company’s Audit Committee for 20 years.

Richard Parrillo has been a director of the Company since September 2014. He has, since 2007, been the Managing Member and principal of Tank Wash USA, LLC, an industrial tank cleaning and inspection company, serving the petro-chemical, refrigeration and related services industries. Between 2000 and 2007, Mr. Parrillo was the Managing Member of Brite Clean, LLC. Between 1999 and 2007, Mr. Parrillo was the Managing Member of Matlack Leasing Corporation, and he served as Vice President of Matlack Leasing Corporation, a subsidiary of Matlack Systems, Inc. and predecessor of Matlack Leasing LLC, from 1995 to 1999. From 1990 to 1995, Mr. Parrillo served as North American Sales Manager for Eurotainer USA, Inc. We believe that Mr. Parrillo’s qualifications to sit on the board include his more than 26 years of business experience in the petrochemical and related service industries, both domestically and internationally, as well as his experience in the areas of mergers, acquisitions, management and sales, having negotiated, acquired and managed 13 related companies over the past 26 years.

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

Hudson has established a Compensation Committee of the Board of Directors, which is responsible for, among other things, assisting the Board in overseeing Hudson’s executive compensation strategy and reviewing and approving the compensation of our executive officers and for the administration of Hudson’s employee benefit plans. The Compensation Committee is also responsible for reviewing and approving the compensation of the Company’s directors. The executive officers do not determine executive or director compensation but provide information and recommendations to the Compensation Committee upon its request. The Compensation Committee has delegated authority to the Company’s Chief Executive Officer to grant stock options under the Company’s 2008 and 2014 stock incentive plans to employees who are not executive officers of up to a maximum of 10,000 shares per employee and up to an aggregate of 50,000 shares per year. The members of the Compensation Committee are Messrs. Abbatecola, Monetta, Morch and Parrillo, each of whom (i) is an “independent” director as defined under the rules of NASDAQ and (ii) qualifies as “outside” directors within the meaning of Internal Revenue Code Section 162(m) and as “non-employee” directors within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

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

The By-laws of Hudson provide that the Board of Directors is divided into two classes. Each class is to have a term of two years, with the term of each class expiring in successive years, and is to consist, as nearly as possible, of one-half of the number of directors constituting the entire Board. The By-laws provide for the number of directors to be fixed by the Board of Directors but in any event, shall be no less than five (5) (subject to decrease by a resolution adopted by the shareholders). In July 2014 the Board of Directors approved an increase in the total number of directors from five to seven. At Hudson’s August 26, 2015 Annual Meeting of the Shareholders, Messrs. Abbatecola, Coleman and Morch were elected as directors to terms of office that will expire at the Annual Meeting of Shareholders to be held in the year 2017. Messrs. Monetta, Parrillo, Prouty and Zugibe are currently serving as directors and their terms of office expire at the Annual Meeting of Shareholders to be held in the year 2016.

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

Based solely on Hudson’s review of copies of such forms received by Hudson, and on representations made to us, we believe that during the year ended December 31, 2015, all filing requirements applicable to all officers, directors and greater than 10% beneficial shareholders were timely complied with.

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

Item 11. Executive Compensation

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and for our two most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the year ended December 31, 2015 and whose total compensation during the year ended December 31, 2015 exceeded $100,000 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Kevin J. Zugibe, Chairman, Chief	2015	$384,000	$0	$0	$260,000	$0	$644,000
Executive Officer (4)	2014	$288,500	$0	$189,556	$0	$0	$478,056

Brian F. Coleman, President, Chief	2015	$250,000	$0	$0	$195,000	$9,600	$454,600
Operating Officer, Director (4)	2014	$212,500	$0	$136,000	$0	$9,623	$358,123

Charles F. Harkins, Jr., Vice	2015	$213,500	$0	$0	$175,000	$8,400	$396,900
President Sales	2014	$191,000	$0	$108,800	$0	$8,371	$308,171

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 10 to the Notes to the Consolidated Financial Statements.

(2) Amount was earned in 2015 and will be paid in 2016.

(3) Represents payments of annual premiums for long term care insurance purchased for the benefit of the executive officers and, where applicable, the executive officer’s spouse.

(4) Messrs. Coleman and Zugibe did not receive any compensation for services as a director during the years ended December 31, 2015 and 2014.

Narrative Disclosure to Summary Compensation Table

Employment, Termination, Change of Control and other Agreements

Kevin J. Zugibe. In March, 2016 we entered into a Second Amended and Restated Employment Agreement with Kevin J. Zugibe, which currently expires in March 2018 and is automatically renewable for successive two year terms unless either party gives notice of termination at least ninety days prior to the expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $384,000 with such increases and bonuses as our Board of Directors may determine. The agreement provides, in the event of Mr. Zugibe's disability, for the continuation of at least 75% of Mr. Zugibe's salary for up to one hundred twenty days after the commencement of his disability. Mr. Zugibe is also entitled to take up to five weeks of vacation, excluding paid holidays.

As part of the agreement, Mr. Zugibe has agreed to certain covenants and restrictions, which include an agreement that Mr. Zugibe will not compete with us in the United States for a period of twenty-four months after his termination for any reason. The agreement also provides that, in the event of his involuntary separation from Hudson without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Zugibe will receive severance payment, in the form of the continuation of his annual base salary and benefits for a period of twenty-four months, and payment over a twenty four month period of an amount equivalent to 100% of the highest bonus paid to Mr. Zugibe in the three years prior to his termination. The agreement also provides that in the event of his involuntary separation from Hudson without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, we will assign to Mr. Zugibe any life insurance policy we hold insuring the life of Mr. Zugibe. We are the beneficiary of a “key-man” insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Brian F. Coleman. In March 2016, we entered into an agreement with Brian F. Coleman, pursuant to which, Mr. Coleman has agreed to certain covenants and restrictions, which include an agreement that Mr. Coleman will not compete with us in the United States for a period of eighteen months after his termination for any reason. The agreement provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also provides that, in the event of his involuntary separation without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Coleman will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of eighteen months, and payment over an eighteen month period of an amount equivalent to 100% of the highest bonus paid to Mr. Coleman in the three years prior to his termination.

Charles F. Harkins. On October 10, 2006, we entered into an agreement with Charles F. Harkins, pursuant to which, as amended and supplemented, Mr. Harkins has agreed to certain covenants and restrictions, which include an agreement that Mr. Harkins will not compete with us in the United States for a period of eighteen months after his termination for any reason. The agreement provides, in the event of his disability, for the continuation of at least 75% of his salary for up to one hundred twenty days after the commencement of his disability. The agreement also provides that in the event of his involuntary separation without cause, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Harkins will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of eighteen months, and a lump sum payment equivalent to the highest bonus paid to him in the three years prior to his termination, pro-rated to the date of his termination.

In December 2015, the Company established an annual bonus program for the payment of cash and/or equity awards to some or all of the executive officers based upon the Company’s annual earnings and potentially other financial and personal metrics. The amount of the aggregate pool to be established each year will be determined by the Independent Board Members on or about the end of each fiscal year, commencing with fiscal year 2015, based upon the Company achieving earnings in excess of a pre-determined level for each fiscal year (the “Benchmark”). In the event the Company’s earnings exceed the Benchmark for the applicable fiscal year, some or all of the executive officers may receive bonuses in the form of cash, stock options, stock or some combination thereof. The independent members of the Board of Directors will determine the amount, if any, of the awards to be received by the Chief Executive Officer (“CEO”) and the President/Chief Operating Officer (“COO”) and whether the awards will be made in cash, stock options or stock, or some combination thereof, which determination will be made, based upon the overall financial results of the Company during the applicable fiscal year as well as on the personal performance of the CEO and COO during the applicable fiscal year. The CEO and the COO will determine the amount, if any, of the awards to be received to all other executive officers, and whether the awards will be made in cash, stock options or stock, or some combination thereof, which determination will be made based upon the overall financial results of the Company during the applicable fiscal year as well as on the personal performance of each of the executive officers during the applicable fiscal year.

Stock Option Grants or Stock Awards

The following table discloses the outstanding option awards held by the Named Executives as of December 31, 2015. There are no unexercisable options held by the Named Executives. No stock awards have been issued to the Named Executives.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Kevin J. Zugibe, Chairman, Chief Executive Officer
	35,000	$1.40	3/31/2016
	9,300	$1.02	10/10/2016
	28,145	$3.55	10/1/2017
	251,855	$3.23	10/1/2017
	195,000	$0.85	11/20/2017
	78,000	$1.26	12/17/2019
Brian F. Coleman, President, Chief Operating Officer, Director
	32,500	$1.40	3/31/2016
	8,100	$1.02	10/10/2016
	30,960	$3.23	10/1/2017
	169,040	$3.23	10/1/2017
	180,000	$0.85	11/20/2017
	75,000	$1.26	12/17/2019
Charles F. Harkins, Jr., Vice President Sales
	30,960	$3.23	10/1/2017
	129,040	$3.23	10/1/2017

The following table provides information with respect to options exercised by the Named Executives during 2015.

OPTION EXERCISES DURING 2015

Name	Date of Grant of Exercised Options	Number of Shares purchased upon Exercise of Options	Date of Exercise	Exercise Price

Kevin J. Zugibe, Chairman, Chief Executive Officer
	7/8/05	18,750	5/8/15	$0.83
	9/30/05	18,750	5/8/15	$2.15
	12/29/05	123,750	12/9/15	$1.76
Brian F. Coleman, President
Chief Operating Officer, Director
	7/8/05	12,500	3/16/15	$0.83
	9/30/05	12,500	3/16/15	$2.15
	12/29/05	12,500	3/16/15	$1.76
	12/29/05	67,300	9/8/15	$1.76
	12/29/05	2,700	12/16/15	$1.76
Charles F. Harkins, Jr.
Vice President Sales
	12/29/05	50,016	5/4/15	$1.76
	3/31/06	23,125	5/4/15	$1.40

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

As of December 31, 2015, we had options to purchase 17,400 shares of our common stock outstanding under the 1997 Plan.

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

As of December 31, 2015, we had options outstanding to purchase 1,108,486 shares of common stock under the 2004 Plan.

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

As of December 31, 2015, we had options outstanding to purchase 1,507,703 shares of common stock and 1,439,023 shares are reserved for future issuances under the 2008 Plan.

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

As of December 31, 2015, no options have been issued under the 2014 Plan and 3,000,000 shares are reserved for future issuances under the 2014 Plan.

Director Compensation

Effective January 1, 2015 non-employee directors receive an annual fee of $40,000 per year, to be paid in a combination of cash and equity compensation in the form of stock options or stock grants provided that no more than $30,000 will be paid in the form of cash. An additional $5,000 per year is paid to non-employee directors serving as the chairman of the Company’s Audit, Compensation and Safety and Environmental Protection Committees. Non-employee directors also receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. In 2015 Messrs. Abbatecola, Monetta and Morch each received a total annual fee of $45,000 plus reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings, and Messrs. Parrillo and Prouty each received a total annual fee of $40,000 plus reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings. The following table discloses the compensation of the non-employee directors who served as our directors during the year ended December 31, 2015.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Vincent P. Abbatecola (2)	$25,000	$10,000	$10,000	$0	$0	$0		$45,000
Dominic J. Monetta (2)	$35,000	$0	$10,000	$0	$0	$0		$45,000
Otto C. Morch (2)	$25,000	$0	$20,000	$0	$0	$0		$45,000
Richard Parrillo (2)	$20,000	$0	$20,000	$0	$0	$0		$40,000
Eric A. Prouty (2)	$20,000	$20,000	$0	$0	$0	$48,000	(3)	$88,000

(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 9 to the Notes to the Consolidated Financial Statements.

(2) As of December 31, 2015, Mr. Abbatecola has options to purchase 177,083 shares of common stock outstanding, Mr. Morch has options to purchase 151,168 shares of common stock outstanding, Dr. Monetta has options to purchase 137,083 shares of common stock outstanding, Mr. Parrillo has options to purchase 54,769 shares of common stock outstanding ,and Mr. Prouty has options to purchase 26,600 shares of common stock outstanding.

(3) Consists of consulting fees paid to Mr. Prouty.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 9, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of Hudson’s common stock by (i) each person known by Hudson to be the beneficial owner of more than 5% of Hudson’s outstanding common stock, (ii) the Named Executives, (iii) each director of Hudson, and (iv) all of our directors and executive officers as a group:

BENEFICIAL OWNERSHIP TABLE

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Kevin J. Zugibe	4,589,793	(2)	13.7%
Common Stock	Brian F. Coleman	955,767	(3)	2.9%
Common Stock	Charles F. Harkins	160,000	(4)	*
Common Stock	James R. Buscemi	366,775	(5)	1.1%
Common Stock	Stephen P. Mandracchia	1,811,661	(6)	5.5%
Common Stock	Vincent P. Abbatecola	234,447	(7)	*
Common Stock	Dominic J. Monetta	241,433	(8)	*
Common Stock	Otto C. Morch	192,571	(9)	*
Common Stock	Richard Parrillo	154,769	(10)	*
Common Stock	Eric A. Prouty	53,157	(11)	*
Common Stock	William Blair Investment Management, LLC	3,041,164	(15)	9.3%
Common Stock	Heartland Advisors, Inc.	2,500,000	(13)	7.6%
Common Stock	Northern Rights Capital Management, LP.	2,602,150	(14)	7.8%
Common Stock	Perritt Capital Management, Inc.	1,682,750	(12)	5.1%

Common Stock	All directors and executive officers as a group (Ten Persons)	8,760,373	(16)	24.9%

* = Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 9, 2016. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 9, 2016 have been exercised. Unless otherwise noted, Hudson believes that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The address for each beneficial owner, unless otherwise noted, is c/o Hudson Technologies, Inc. at: PO Box 1541, One Blue Hill Plaza, Pearl River, New York 10965.

(2) Includes (i) 35,000 shares which may be purchased at $1.40 per share; (ii) 9,300 shares which may be purchased at $1.02 per share; (iii) 195,000 shares that may be purchased at $0.85 per share; (iv) 78,000 shares which may be purchased at $1.26 per share; (v) 28,145 shares that may be purchased at $3.55 per share; and (vi) 251,855 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(3) Includes (i) 32,500 shares which may be purchased at $1.40 per share; (ii) 8,100 shares which may be purchased at $1.02 per share; (iii) 180,000 shares which may be purchased at $0.85 per share; (iv) 75,000 shares which may be purchased at $1.26 per share; (v) 30,960 shares that may be purchased at $3.23 per share; and (vi) 169,040 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(4) Includes (i) 30,960 shares that may be purchased at $3.23 per share; and (ii) 129,040 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(5) Includes (i) 16,625 shares which may be purchased at $1.40 per share; (ii) 100,000 shares that may be purchased at $0.85 per share; and (iii) 48,000 shares which may be purchased at $1.26 per share; (iv) 30,960 shares that may be purchased at $3.23 per share; and (v) 74,040 shares that may be purchased at $3.23 per share, under immediately exercisable options.

(6) Includes (i) 1,080,661 shares held of record in the name of Mr. Mandracchia’s wife, Theresa Mandracchia, over which Mr. Mandracchia has sole voting power and shared dispositive power, and (ii) the following shares which may be purchased by Mr. Mandracchia upon the exercise of options previously granted to him: (a) 125,000 shares that may be purchased at $0.85 per share; (b) 58,000 shares which may be purchased at $1.26 per share; (c) 28,145 shares that may be purchased at $3.55; and (d) 76,855 shares which may be purchased at $3.23 per share, under immediately exercisable options.

(7) Includes (i) 40,000 shares which may be purchased at $0.85 per share; (ii) 40,000 shares which may be purchased at $1.21 per share; (iii) 25,000 shares that may be purchased at $1.31 per share; (iv) 10,281 shares which may be purchased at $ 3.27 per share; (v) 21,118 shares which may be purchased at $1.88 per share; (vi) 26,600 shares that may be purchased at $3.23 per share; and (vii) 14,084 shares that may be purchased at $3.05 per share under immediately exercisable options.

(8) Includes (i) 40,000 shares which may be purchased at $1.21 per share; (ii) 25,000 shares which may be purchased at $1.31 per share; (iii) 10,281 shares which may be purchased at $3.27 per share; a (iv) 21,118 shares which may be purchased at $1.88 per share; (v) 26,600 shares that may be purchased at $3.23 per share; and (vi) 14,084 shares that may be purchased at $3.05 per share under immediately exercisable options.

(9) Includes (ii) 40,000 shares which may be purchased at $ 1.21 per share; (ii) 25,000 shares which may be purchased at $1.31 per share; (iii) 10,281 shares which may be purchased at $3.27 per share; (iv) 21,118 shares which may be purchased at $1.88 per share; (v) 26,600 shares that may be purchased at $3.23 per share; and (vi) 28,169 shares that may be purchased at $3.05 per share, under immediately exercisable options.

(10) Includes (i) 26,600 shares that may be purchased at $3.23 per share; and (ii) 28,169 shares that may be purchased at $3.05 per share, under immediately exercisable options.

(11) Includes (i) 26,600 shares that may be purchased at $3.23 per share under immediately exercisable options.

(12) Represents aggregate amount of beneficially owned common stock as last reported in a Schedule 13G/A filed by Perritt Capital Management, Inc., and Perritt Funds, Inc. on February 4, 2016. The address of Perritt Capital Management, Inc. is 300 South Wacker Drive, Suite 2880, Chicago, Illinois 60606.

(13) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by Heartland Advisors, Inc. and William J. Nasgovitz on February 5, 2016. The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, WI 53202.

(14) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G/A filed by Northern Right Capital Management, L.P., Northern Right Capital (QP), L.P., Becker Drapkin Partners SLV, Ltd., BC Advisors, LLC, Steven R. Becker and Matthew A. Drapkin on February 12, 2016. The address of Becker Drapkin Management L.P. is 500 Crescent Court, Suite 230, Dallas, TX 75201.

(15) Represents aggregate amount of beneficially owned common stock as reported in a Schedule 13G filed by William Blair Investment Management, LLC on February 9, 2016. The address of William Blair Investment Management, LLC is 224 W. Adams St., Chicago, Il 60606.

(16) Includes options to purchase 2,357,228 shares of common stock which may be purchased under immediately exercisable options.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,633,589	$2.06	4,439,023

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

During 2015 and 2014, Mr. Prouty provided consulting services to the Company and received compensation of 48,000 and $95,000 in 2015 and 2014, respectively, from the Company for those services. The Company may from time to time utilize Mr. Prouty for additional consulting services and on such occasions will provide compensation to Mr. Prouty for those services.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audits and reviews of the Company's financial statements for the years ended December 31, 2015 and 2014 totaled $391,000 and $277,000, respectively.

Audit-Related Fees. In 2015 and 2014, the aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $10,000 and 20,000, respectively. The fees in 2015 and 2014 were related to the due diligence process with respect to the Company’s recent acquisitions.

Tax Fees. In 2015 and 2014 the aggregate fees billed by BDO USA, LLP for professional services rendered for tax advice totaled $39,000 and 36,000, respectively.

All Other Fees. In 2015 and 2014, all other fees billed by BDO USA LLP for professional services rendered other than the services described in the paragraphs caption “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $14,000 and 5,000, respectively. The fees in 2015 and 2014 were for consulting fees relating to acquisitions.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2015. Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO USA, LLP.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 15 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (26)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	2004 Stock Incentive Plan. (10)*
10.4	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.6	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.8	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.10	Agreement with Brian F. Coleman, as amended. (12)*
10.11	Agreement with James R. Buscemi, as amended. (12)*
10.12	Agreement with Charles F. Harkins, as amended. (12)*
10.13	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.14	2008 Stock Incentive Plan. (11)*
10.15	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.17	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.19	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.20	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.21	Form of Warrant issued in the 2010 Offering. (13)
10.22	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.24	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.25	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.26	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)
10.27	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)
10.28	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)

10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)
10.30	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)
10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.32	Long Term Care Insurance Plan Summary. (17)*
10.33	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.34	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.35	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
10.36	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (20)
10.37	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (20)
10.38	Amendment No. 1 to the Hudson Technologies, Inc. 2004 Stock Incentive Plan adopted October 22, 2013. (21) *
10.39	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (21) *
10.40	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (22)
10.41	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (23)
10.42	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (23)
10.43	2014 Stock Incentive Plan (24)*
10.44	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)
10.45	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.46	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.47	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.48	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.49	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.50	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.51	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.52	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 1, 2015 (27)
10.53	Guarantor’s Ratification, dated July 1, 2015, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (27)
10.54	Second Amended and Restated Employment Agreement with Kevin J. Zugibe (28)*
10.55	Amended and Restated Agreement with Brian Coleman (28)*
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (28)
23.1	Consent of BDO USA, LLP. (28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(28)
_____
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on June 6, 2014.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on July 7, 2014.
(24)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 7, 2015 and filed July 8, 2015.
(28)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.
36

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hudson Technologies, Inc.

Pearl River, NY

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT

March 11, 2016

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,258	$935
Trade accounts receivable - net	4,414	3,968
Inventories	61,897	37,017
Deferred tax asset	376	397
Prepaid expenses and other current assets	1,524	1,011
Total current assets	69,469	43,328

Property, plant and equipment, less accumulated depreciation	7,536	7,887
Other assets	76	102
Deferred tax asset	3,287	6,031
Goodwill	856	265
Intangible assets, less accumulated amortization	3,787	2,322
Total Assets	$85,011	$59,935

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$5,792	$2,529
Accrued expenses and other current liabilities	3,018	1,981
Accrued payroll	1,577	384
Short-term debt and current maturities of long-term debt	20,573	6,320
Total current liabilities	30,960	11,214
Other liabilities	333	333
Long-term debt, less current maturities	4,293	4,389
Total Liabilities	35,586	15,936

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 100,000,000, and 50,000,000; issued and outstanding 32,804,617 and 32,312,276	328	323
Additional paid-in capital	62,163	61,505
Accumulated deficit	(13,066)	(17,829)
Total Stockholders' Equity	49,425	43,999

Total Liabilities and Stockholders' Equity	$85,011	$59,935

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2015	2014

Revenues	$79,722	$55,810
Cost of sales	61,233	49,364
Gross profit	18,489	6,446

Operating expenses:
Selling and marketing	4,179	2,723
General and administrative	6,129	4,708
Total operating expenses	10,308	7,431

Operating Income (loss)	8,181	(985)

Other income (expense):
Interest expense	(776)	(641)
Other income	302	0
Total other income (expense)	(474)	(641)

Income (loss) before income taxes	7,707	(1,626)

Income tax expense (benefit)	2,944	(906)

Net income (loss)	$4,763	$(720)

Net income (loss) per common share - Basic	$0.15	$(0.02)
Net income (loss) per common share - Diluted	$0.14	$(0.02)
Weighted average number of shares outstanding - Basic	32,546,840	29,122,746
Weighted average number of shares outstanding - Diluted	33,936,099	29,122,746

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2014	25,070,386	$251	$44,944	($17,109)	$28,086

Sale of common stock	6,900,000	69	15,547	0	15,616

Issuance of common stock upon exercise of stock options	341,890	3	306	0	309

Value of share-based arrangements	0	0	708	0	708

Net loss	0	0	0	(720)	(720)

Balance at December 31, 2014	32,312,276	$323	$61,505	($17,829)	$43,999

Issuance of common stock upon exercise of stock options and warrants	482,506	5	455	0	460

Issuance of common stock for services	9,835	0	30	0	30

Value of share-based arrangements	0	0	173	0	173

Net income	0	0	0	4,763	4,763

Balance at December 31, 2015	32,804,617	$328	$62,163	($13,066)	$49,425

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)

	For the years ended December 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$4,763	$(720)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	2,072	979
Allowance for doubtful accounts	99	31
Amortization of deferred finance cost	75	112
Value of share-based payment arrangements	203	708
Deferred tax expense (benefit)	2,768	(857)
Other non cash (income) expenses	(302)	414
Changes in assets and liabilities (net of acquisitions):
Trade accounts receivable	(545)	(293)
Inventories	(23,430)	(1,150)
Prepaid and other assets	(465)	(548)
Income taxes receivable	0	2,709
Accounts payable and accrued expenses	4,259	316
Cash provided (used) by operating activities	(10,503)	1,701

Cash flows from investing activities:
Payments for acquisitions	(2,424)	(7,368)
Additions to patents	(12)	(10)
Additions to property, plant and equipment	(889)	(716)
Investment in affiliates	0	63
Cash used by investing activities	(3,325)	(8,031)

Cash flows from financing activities:
Proceeds from issuance of common stock	460	15,925
Borrowing from (repayments of) of short-term debt - net	14,172	(9,024)
Proceeds from long-term debt	292	0
Repayment of long-term debt	(328)	(305)
Payment of deferred acquisition cost	(445)	0
Net cash provided by financing activities	14,151	6,596

Increase in cash and cash equivalents Cash and cash equivalents at beginning of period	323	266
	935	669
Cash and cash equivalents at end of period	$1,258	$935

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$701	$529

Non cash investing activity:
Deferred acquisition cost	$1,902	$667

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPSTM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

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

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. The Company does not present a statement of comprehensive income as its comprehensive income is the same as its net income.

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2015 and December 31, 2014, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2015 and December 31, 2014.

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

For the year ended December 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2015, there were no outstanding receivables from these customers.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2015	2014
(in thousands)
Refrigerant and reclamation sales	$75,154	$50,460
RefrigerantSide® Services	4,568	5,350
Total	$79,722	$55,810

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of December 31, 2015 and 2014, the net deferred tax asset was $3,663,000 and $6,428,000, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. Approximately $6,750,000 of the Company’s $9,000,000 of NOLs are subject to annual limitations of $1,300,000.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2015, the various states’ statutes of limitations remain open for tax years subsequent to 2009. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2015 and 2014, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,

	2015	2014

Net income (loss)	$4,763	$(720)

Weighted average number of shares - basic	32,546,840	29,122,746
Shares underlying warrants	300,846	0
Shares underlying options	1,088,413	0
Weighted average number of shares outstanding - diluted	33,936,099	29,122,746

During the years ended December 31, 2015 and 2014, certain options and warrants aggregating 106,290 and 4,449,624 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In April 2013, the Environmental Protection Agency (“EPA”) published a final rule providing for the production or importation of 63 million and 51 million pounds of HCFC-22 in 2013 and 2014, respectively. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear draw down for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the effects of ASU 2014-09 and therefore cannot estimate the effects, if any, on historical or future revenue recognition at this time.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 will have no impact on the Company’s results of operations and an immaterial impact on the Company’s Balance Sheets.

In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The Company adopted ASU 2015-16 in the fourth quarter of 2015. The adoption of the provisions of ASU 2015-16 did not have a material impact on its results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Under ASU 2016-02, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

For finance leases, a lessee is required to do the following: 1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; 2. Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income; and3. Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; 2. Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and 3. Classify all cash payments within operating activities in the statement of cash flows.

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.

For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

Note 2 - Income taxes

Income tax expense (benefit) for the years ended December 31, 2015 and 2014 was $2,944,000 and ($906,000), respectively. The income tax expense (benefit) for each of the years ended December 31, 2015 and 2014 were for federal and state income tax at statutory rates applied to the pre-tax income (loss) for each of the periods.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2015	2014
(in thousands)

Current:
Federal	$174	$0
State and local	2	(49)
	176	(49)
Deferred:
Federal	2,460	(767)
State and local	308	(90)
	2,768	(857)
Expense (benefit) for income taxes	$2,944	$(906)

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2015	2014
Income tax rates
- Statutory U.S. federal rate	34%	34%
- States, net U.S. benefits	4%	4%
- Tax benefit from prior year	0%	18%
Total	38%	56%

As of December 31, 2015, the Company had NOL's of approximately $9,000,000 expiring through 2034. Approximately $6,750,000 of the Company’s $9,000,000 of NOL’s are subject to annual limitations of $1,300,000.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2015	2014
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$(412)	$(428)
- Reserves for doubtful accounts	127	92
- Inventory reserve	250	305
- Non qualified stock options	108	215
- NOL	3,430	6,244
- AMT credit carryforward	160	0
Total	$3,663	$6,428

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

Note 3 - Trade accounts receivable - net

At December 31, 2015 and 2014, trade accounts receivable are net of reserves for doubtful accounts of $335,000 and $244,000, respectively.

Note 4- Inventories

Inventories consist of the following:

December 31,	2015	2014
(in thousands)
Refrigerant and cylinders	$11,167	$8,152
Packaged refrigerants	50,730	28,865
Total	$61,897	$37,017

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

December 31,	2015	2014	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	810	776	39 years
- Equipment	13,206	12,429	3-7 years
- Equipment under capital lease	234	100	5-7 years
- Vehicles	1,311	1,281	5 years
- Lab and computer equipment, software	2,499	2,377	3-5 years
- Furniture & fixtures	276	265	7-8 years
- Leasehold improvements	110	90	3 years
- Equipment under construction	491	225
Subtotal	20,302	18,908
Accumulated depreciation	12,766	11,021
Total	$7,536	$7,887

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,560,000 and $900,000, respectively.

Note 6 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

The impairment test was performed at the operating segment level as the acquired businesses have been fully integrated into our existing structure. Based on the results of the impairment assessment performed, we concluded that it is more likely than not that the fair value of our goodwill significantly exceeds the carrying value.

At December 31, 2015 the Company had $856,000 of goodwill, of which $435,000 is attributable to the acquisition of Polar Technologies, LLC and $421,000 is attributable to the acquisition of a supplier of refrigerants and compressed gases.

The Company’s other intangible assets consist of the following:

December 31,		2015			2014
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$387	$352	$35	$374	$332	$42
Covenant Not to Compete	6 - 10	1,270	171	1,099	1,000	16	984
Customer Relationships	3 - 10	2,000	236	1,764	227	13	214
Trade Name	2	30	24	6	108	9	99
Licenses	10	1,000	117	883	1,000	17	983
Totals identifiable intangible assets		$4,687	$900	$3,787	$2,709	$387	$2,322

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments were recognized for the years ended December 31, 2015 and December 31, 2014.

The amortization of intangible assets for the years ended December 31, 2015 and December 31, 2014 was $512,000 and $79,000 respectively. Future estimated amortization expense is as follows: 2016 - $503,000, 2017 - $478,000, 2018 - $444,000, 2019 - $444,000, 2020 - $444,000 and thereafter - $1,474,000.

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2015	2014
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$20,227	$6,056
- Long-term debt: current	346	264
Subtotal	20,573	6,320
Long-term debt:
- Bank credit line	4,000	4,000
- Building and land mortgage	260	437
- Vehicle and equipment loans	145	172
- Capital lease obligations	234	44
- Less: current maturities	(346)	(264)
Subtotal	4,293	4,389
Total short-term & long-term debt	$24,866	$10,709

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson may borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit. Fees and expenses relating to the creation of the PNC Facility of approximately $38,000 are being amortized over the life of the loan. At December 31, 2015, total borrowings under the PNC Facility were approximately $24,227,000, and there was approximately $15,773,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.75% at December 31, 2015.

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

On October 25, 2013, the Company entered into the Second Amendment to the PNC facility (the “Second PNC Amendment”) which, among other things, waived the requirement to comply with the minimum fixed charge coverage ratio covenant of 1.10 to 1.00 for the fiscal quarter ended September 30, 2013, under the PNC Facility, and suspended the minimum fixed charge ratio covenant until the quarterly period ended March 31, 2015.

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

The Company was in compliance with all covenants, as amended, under the PNC Facility as of December 31, 2015. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2018, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

Building and Land Mortgage

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. At December 31, 2015 the principal balance of this mortgage note was $260,000.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 2.9% to 6.7%.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
-2017	184
-2018	4,077
-2019	30
-2020	2

Total	$4,293

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $296,000 at December 31, 2015 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases net of interest are as follows:

Years ended December 31,	Amount
(in thousands)
-2016	$85
-2017	75
-2018	75
-2019	25
Subtotal	260
Less interest expense	(26)
Total	$234

Note 8 - Stockholders' equity

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

On June 6, 2014 the Company entered into an Underwriting Agreement with an investment banking firm for itself and as representative for two other investment banking firms (collectively, the “Underwriters”), in connection with an underwritten offering (the “Offering”) of 6,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Firm Shares”). Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, an aggregate of 6,000,000 shares of common stock at a price of $2.3375 per share, and the price to the public was $2.50 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30day option to purchase up to 900,000 additional shares of its common stock to cover over-allotments, if any. The Company also agreed to reimburse certain expenses incurred by the Underwriters in the Offering.

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

In January 2016, 44,000 warrants issued in connection with the 2010 offering were exercised at $2.60 per share.

Note 9 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through August 31, 2018 as follows:

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$51,000	8/2018
Baton Rouge, Louisiana	$15,000	4/2017
Trousdale, Tennessee	$36,000	3/2016
Champaign, Illinois	$457,000	12/2017
Charlotte, North Carolina	$63,000	3/2016
Escondido, California	$36,000	Month to Month
Hampstead, New Hampshire	$28,000	8/2017
Nashville, Tennessee	$162,000	3/2018
Ontario, California	$87,000	12/2018
Pearl River, New York	$93,000	8/2018
Pottsboro, Texas	$9,600	8/2017
San Juan, Puerto Rico	$151,000	11/2020
Stony Point, New York	$117,000	6/2016
Tulsa, Oklahoma	$27,000	12/2017

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2015 and 2014 totaled approximately $1,215,000 and $830,000, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2016	$1,297
-2017	1,085
-2018	421
-2019	165
-2020	150
Total	$3,118

Legal Proceedings

On April 1, 1999, the Company reported a release of approximately 7,800 lbs. of R-11 refrigerant (the “1999 Release”), at its former leased facility in Hillburn, NY (the “Hillburn Facility”), which the Company vacated in June 2006.

Since September 2000, last modified in March 2013, the Company signed an Order on Consent with the New York State Department of Environmental Conservation (“DEC”) whereby the Company agreed to operate a remediation system to reduce R-11 refrigerant levels in the groundwater under and around the Hillburn Facility and agreed to perform periodic testing at the Hillburn Facility until remaining groundwater contamination has been effectively abated. The Company accrued, as an expense in its consolidated financial statements, the costs that the Company believes it will incur in connection with its compliance with the Order of Consent through December 31, 2018. There can be no assurance that additional testing will not be required or that the Company will not incur additional costs and such costs in excess of the Company’s estimate may have a material adverse effect on the Company financial condition or results of operations. The Company has exhausted all insurance proceeds available for the 1999 Release under all applicable policies.

In May 2000, the Hillburn facility as a result of the 1999 release, was nominated by EPA for listing on the National Priorities List (“NPL”) pursuant to CERCLA. In September 2003, the EPA advised the Company that it had no current plans to finalize the process for listing of the Hillburn facility on the NPL.

During the year ended December 31, 2014 the Company incurred $53,000 in additional remediation costs in connection with the matters above. There were no costs incurred during the year ended December 31, 2015. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Employment Agreement

The Company has entered into a two-year employment agreement with its Chief Excutive Officer, Kevin J. Zugibe, which currently expires in October 2018 and is automatically renewable for successive two-year terms unless either party gives notice of termination at least ninety days prior to the then expiration date of the then current term. Pursuant to the agreement, Mr. Zugibe is receiving an annual base salary of $384,000 with such increases and bonuses as the Company’s Board of Directors may determine. The Company is the beneficiary of a "key-man" insurance policy on the life of Mr. Zugibe in the amount of $1,000,000.

Note 10 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the years 2015 and 2014, the share-based compensation expense of $173,000 and $708,000, respectively, is reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently during the third quarter 2015 as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2015, the Plans authorized the issuance of stock options to purchase 6,000,000 shares of the Company’s common stock and, as of December 31, 2015 there were 4,439,023 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the years 2015 and 2014, the Company issued options to purchase 164,506 shares and 1,055,500 shares, respectively. During the years 2015 and 2014, the Company issued stock grants of 9,835 shares and no shares, respectively. As of December 31, 2015 there was $15,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan (“2004 Plan”) pursuant to which 2,500,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs could be granted under the 2004 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective September 10, 2014, the Company’s ability to grant options or other awards under the 2004 Plan expired.

Effective August 27, 2008, the Company adopted its 2008 Stock Incentive Plan (“2008 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2008 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2008 Plan is sooner terminated, the ability to grant options or other awards under the 2008 Plan will expire on August 27, 2018.

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

Effective September 17, 2014, the Company adopted its 2014 Stock Incentive Plan (“2014 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2014 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2014 Plan is sooner terminated, the ability to grant options or other awards under the 2014 Plan will expire on September 17, 2024.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended December 31,	2015	2014
Assumptions
Dividend yield	0%	0%
Risk free interest rate	0.83%-1.03%	1.00%-1.69%
Expected volatility	49%-60%	59%-66%
Expected lives	3 years	3-5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,517,911	$1.33
-Exercised	(292,537)	$1.03
-Granted	1,055,500	$3.28
Outstanding at December 31, 2014	3,280,874	$1.98
-Cancelled	(132,500)	$3.72
-Exercised	(679,291)	$1.65
-Granted	164,506	$3.28
Outstanding at December 31, 2015	2,633,589	$2.06

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2015 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,633,589	2.8 years	$2.06
Options vested	2,612,755	2.8 years	$2.05

The following is the intrinsic value at December 31, 2015 of:

Options outstanding	$2,754,000
Options vested in 2015	$5,000
Options exercised in 2015	$1,309,000

The intrinsic value of options exercised during the year ended December 31, 2014 was $793,000.

Note 11 - Acquisitions

On November 5, 2014 the Company purchased certain assets from Polar Technologies, LLC (“Polar”) related to its refrigerant reclamation business and facilities in Nashville, Tennessee; Ontario, California, and San Juan, Puerto Rico; hiring approximately thirty-two Polar employees associated with the business. The purchase price for this acquisition was $8,035,000. A portion of the purchase price is to be paid in the future pursuant to the purchase agreement. The preliminary asset allocation reflected in the December 31, 2014 financial statements was approximately $5,435,000 of tangible assets, approximately $2,335,000 of intangible assets, and approximately $265,000 of goodwill. The intangible assets will be amortized over a period of 2 to 10 years. The goodwill recognized as part of the acquisition, is deductible for tax purposes.

As of December 31, 2015 the valuation and allocation of the purchase price for Polar has been finalized resulting in an increase in tangible assets of $165,000, as well as an increase in goodwill of $170,000 and a decrease in intangible assets of $335,000. This final valuation has been reflected in the December 31, 2015 financial statements.

The results of the Polar operations are included in the Company’s consolidated statement of operations from the date of acquisition and are not material to the Company’s financial position or results of operations.

On January 16, 2015, the Company acquired certain assets of a supplier of refrigerants and compressed gases, and also hired three employees associated with the business. The purchase price for this acquisition was $2,424,000 cash paid at closing and the assumption of a liability of $20,000, and a maximum of an additional $3,000,000 earn-out. The preliminary asset allocation was approximately $1,606,000 of tangible assets, approximately $1,500,000 of intangible assets, and approximately $2,338,000 of goodwill.

As of December 31, 2015 the valuation and allocation of the purchase price for this acquisition has been finalized. As part of that process it has been determined that the earn-out payable that had been previously recorded at the maximum earn out of $3,000,000 per the purchase agreement was overstated by approximately $1,000,000. This adjustment to the earn-out payable resulted in lowering the purchase price from approximately $5,400,000 to approximately $4,400,000. The final valuation resulted in a reduction in goodwill by approximately $1,900,000, and increase in intangible assets of approximately $800,000 and an increase in current assets of approximately $100,000. This final valuation as well as the respective changes in the amortization of intangibles has been reflected in the December 31, 2015 financial statements.

The adjusted earn-out payable of approximately $2,000,000 consists of approximately $1,100,000 for the fiscal year ended December 31, 2015 and approximately $900,000 for the fiscal year ending December 31, 2016. For the fiscal year ended December 31, 2015 the actual earn-out was approximately $800,000 resulting in a year end adjustment to reduce the payable by approximately $300,000 which has been reflected in the December 31, 2015 Statements of Operations as Other Income. As of December 31, 2015 approximately $445,000 of the 2015 earn-out has been paid and the remaining balance of $371,000 is recorded as a current liability on the December 31, 2015 balance sheet.

The earn out payable for the fiscal year ending December 31, 2016 of approximately $900,000 has been recorded in other current liabilities on the December 31, 2015 balance sheet.

The intangible assets are being amortized over a period ranging from two to ten years. The goodwill recognized as part of the acquisition will be deductible for tax purposes. The transaction also provides for additional employee compensation for years 2017 through 2019, based on certain revenue performance. The total additional employee compensation, if any, cannot exceed $3,000,000.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal	March 11, 2016
Kevin J. Zugibe	Executive Officer)

/s/ James R. Buscemi	Chief Financial Officer (Principal Financial and Accounting	March 11, 2016
James R. Buscemi	Officer)

/s/ Vincent P. Abbatecola	Director	March 11, 2016
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 11, 2016
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 11, 2016
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 11, 2016
Otto C. Morch

/s/ Richard Parrillo	Director	March 11, 2016
Richard Parrillo

/s/ Eric A. Prouty	Director	March 11, 2016
Eric A. Prouty

Index to Exhibits

Exhibit Number	Description

Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation of Hudson Technologies, Inc., dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (15)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (26)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	2004 Stock Incentive Plan. (10)*
10.4	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.5	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with options vesting in equal quarterly installments over two year period. (7)
10.6	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Incentive Plan of the Company with full vesting upon issuance. (7)
10.7	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.8	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (8)
10.9	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (12)*
10.10	Agreement with Brian F. Coleman, as amended. (12)*
10.11	Agreement with James R. Buscemi, as amended. (12)*
10.12	Agreement with Charles F. Harkins, as amended. (12)*
10.13	Agreement with Stephen P. Mandracchia, as amended. (12)*
10.14	2008 Stock Incentive Plan. (11)*
10.15	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.16	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.17	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.18	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.19	Warrant, dated August 5, 2009, for 73,500 shares of Common Stock issued to Roth Capital Partners, LLC. (19)
10.20	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (12)*
10.21	Form of Warrant issued in the 2010 Offering. (13)
10.22	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Partners Fund, L.P. (14)
10.23	Warrant Repurchase Agreement dated March 4, 2011 between the Company and Sonar Overseas Fund, Ltd. (14)
10.24	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (14)
10.25	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (16)
10.26	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (16)
10.27	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (16)
10.28	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (16)
10.29	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (16)

10.30	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (16)
10.31	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (16)
10.32	Long Term Care Insurance Plan Summary. (17)*
10.33	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (18)
10.34	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (18)
10.35	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (18)
10.36	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (20)
10.37	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (20)
10.38	Amendment No. 1 to the Hudson Technologies, Inc. 2004 Stock Incentive Plan adopted October 22, 2013. (21) *
10.39	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (21) *
10.40	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (22)
10.41	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (23)
10.42	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (23)
10.43	2014 Stock Incentive Plan (24)*
10.44	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)
10.45	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.46	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.47	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (25)*
10.48	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (25)*
10.49	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.50	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.51	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (25)*
10.52	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 1, 2015 (27)
10.53	Guarantor’s Ratification, dated July 1, 2015, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (27)
10.54	Second Amended and Restated Employment Agreement with Kevin J. Zugibe (28)*
10.55	Amended and Restated Agreement with Brian Coleman (28)*
14	Code of Business Conduct and Ethics. (9)
21	Subsidiaries of the Company. (28)
23.1	Consent of BDO USA, LLP. (28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
101	Interactive data file pursuant to Rule 405 of Regulation S-T.(28)
_____
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(10)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(11)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on June 6, 2014.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on July 7, 2014.
(24)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 7, 2015 and filed July 8, 2015.
(28)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.

