Form 10-Q
period 2016-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2016-08-03
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	33,612,109 shares
Class	Outstanding at August 3, 2016

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,544	$1,258
Trade accounts receivable - net	21,931	4,414
Inventories	57,774	61,897
Deferred tax asset	376	376
Prepaid expenses and other current assets	2,367	1,524
Total current assets	83,992	69,469

Property, plant and equipment, less accumulated depreciation	7,147	7,536
Other assets	68	76
Deferred tax asset	1,943	3,287
Goodwill	856	856
Intangible assets, less accumulated amortization	3,549	3,787
Total Assets	$97,555	$85,011

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$4,906	$5,792
Income taxes payable	1,665	0
Accrued expenses and other current liabilities	2,590	3,018
Accrued payroll	512	1,577
Revolving line of credit	25,596	20,227
Short-term debt and current maturities of long-term debt	315	346
Total current liabilities	35,584	30,960
Other liabilities	0	333
Long-term debt, less current maturities	4,146	4,293
Total Liabilities	39,730	35,586

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	0	0
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 33,199,249 and 32,804,617	332	328
Additional paid-in capital	62,786	62,163
Accumulated deficit	(5,293)	(13,066)
Total Stockholders' Equity	57,825	49,425

Total Liabilities and Stockholders' Equity	$97,555	$85,011

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended June 30,		Six month period ended June 30,
	2016	2015	2016	2015

Revenues	$34,605	$28,637	$62,772	$50,740
Cost of sales	24,114	21,425	44,759	38,003
Gross profit	10,491	7,212	18,013	12,737

Operating expenses:
Selling and marketing	1,019	1,054	2,136	2,014
General and administrative	1,328	1,397	2,714	2,692
Total operating expenses	2,347	2,451	4,850	4,706

Operating income	8,144	4,761	13,163	8,031

Interest expense	352	236	623	443

Income before income taxes	7,792	4,525	12,540	7,588

Income tax expense	2,962	1,714	4,766	2,884

Net income	$4,830	$2,811	$7,774	$4,704

Net income per common share - Basic	$0.15	$0.09	$0.24	$0.14
Net income per common share - Diluted	$0.14	$0.08	$0.23	$0.14
Weighted average number of shares outstanding - Basic	33,128,518	32,542,672	33,008,588	32,454,175
Weighted average number of shares outstanding - Diluted	34,270,337	34,383,092	34,045,125	34,254,901

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six month period ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$7,774	$4,704
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	1,143	1,083
Allowance for doubtful accounts	76	48
Value of share-based payment arrangements	34	77
Amortization of deferred finance costs	72	62
Deferred tax asset utilization	1,344	2,819
Changes in assets and liabilities (net of acquisition):
Trade accounts receivable	(17,593)	(10,755)
Inventories	4,123	(6,486)
Prepaid and other assets	(907)	(3,849)
Income taxes payable	1,665	0
Accounts payable and accrued expenses	(1,879)	11,799
Cash used by operating activities	(4,148)	(498)

Cash flows from investing activities:
Payments for acquisitions	0	(2,424)
Additions to property, plant, and equipment	(517)	(549)
Cash used by investing activities	(517)	(2,973)

Cash flows from financing activities:
Proceeds from issuance of common stock	593	317
Proceeds from short-term debt – net	5,369	3,887
Proceeds from long-term debt - net	0	267
Repayment of long-term debt	(178)	(152)
Payment of deferred acquisition cost	(833)	(300)
Cash provided by financing activities	4,951	4,019

Increase in cash and cash equivalents	286	548
Cash and cash equivalents at beginning of period	1,258	935
Cash and cash equivalents at end of period	$1,544	$1,483

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$551	$381
Cash paid for income taxes	$1,757	$179

Non cash investing activity:
Deferred acquisition consideration	$1,069	$2,700

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with ASC855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2015. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2016 and December 31, 2015, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2016 and December 31, 2015.

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

For the six month period ended June 30, 2016, one customer accounted for 25% of the Company’s revenues. At June 30, 2016, there were $2,100,000 in outstanding receivables from this customer.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Six Month Period Ended June 30,	2016	2015
(in thousands, unaudited)
Refrigerant and reclamation sales	$60,276	$48,172
RefrigerantSide® Services	2,496	2,568
Total	$62,772	$50,740

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of June 30, 2016 and December 31, 2015, the net deferred tax asset was $2,319,000 and $3,663,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2016, the various states’ statutes of limitations remain open for tax years subsequent to 2009. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions.

Net Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period ended June 30,		Six Month Period ended June 30,
	2016	2015	2016	2015

Net income	$4,830	$2,811	$7,774	$4,704

Weighted average number of shares - basic	33,128,518	32,542,672	33,008,588	32,454,175
Shares underlying warrants	156,244	406,840	129,351	393,064
Shares underlying options	985,575	1,433,580	907,186	1,407,662
Weighted average number of shares outstanding - diluted	34,270,337	34,383,092	34,045,125	34,254,901

During the three month periods ended June 30, 2016 and 2015, certain options and warrants aggregating 106,000 and 75,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2016 and 2015, certain options and warrants aggregating 187,000 and 75,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

For finance leases, a lessee is required to do the following: (1) Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (2) Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income; and (3) Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following (1) Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (2) Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (3) Classify all cash payments within operating activities in the statement of cash flows.

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

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2016 and 2015, the share-based compensation expense of $34,000 and $77,000, respectively, is reflected in general and administrative expenses in the consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently during the third quarter 2015 as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2016, the Plans authorized the issuance of 6,000,000 shares of the Company’s common stock and, as of June 30, 2016 there were 4,389,023 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the six month periods ended June 30, 2016 and 2015, the Company issued options to purchase 50,000 shares of common stock and 70,000 shares of common stock, respectively. As of June 30, 2016 there was $2,000 of unrecognized compensation cost related to non-vested previously granted option awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Six Month Period Ended June 30,	2016	2015
Assumptions
Dividend yield	0%	0%
Risk free interest rate	1.01%	.83%-1.69%
Expected volatility	47%	59%-76%
Expected lives	3 years	3-5 years

A summary of the activity for stock options issued under the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	3,280,874	$1.98
-Cancelled	(132,500)	$3.72
-Exercised	(679,291)	$1.65
-Granted	164,506	$3.28
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(140,125)	$1.29
-Granted	50,000	$3.43
Outstanding at June 30, 2016	2,543,464	$2.13

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2016 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding	2,543,464	1.9 years	$2.13
Options vested	2,540,130	1.9 years	$2.13

The following is the intrinsic value at June 30, 2016 of:

Options outstanding	$3,776,000
Options exercised in 2016	$306,000

The intrinsic value of options exercised during the year ended December 31, 2015 was $1,309,000.

Note 3 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson could borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

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

On April 8, 2016, the Company entered into the Fifth Amendment to the PNC Facility (the “Fifth PNC Amendment”). Pursuant to the Fifth PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the Fifth PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020. At June 30, 2016, total borrowings under the PNC Facility were approximately $29,596,000, and there was approximately $20,404,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.00% at June 30, 2016.

The Company was in compliance with all covenants, under the PNC Facility as of June 30, 2016. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

The adjusted earn-out payable of approximately $2,000,000 consists of approximately $1,100,000 for the fiscal year ended December 31, 2015 and approximately $900,000 for the fiscal year ending December 31, 2016. For the fiscal year ended December 31, 2015 the actual earn-out was approximately $800,000 resulting in a year end adjustment to reduce the payable by approximately $300,000 which has been reflected in the December 31, 2015 statements of operations as Other Income. As of December 31, 2015 approximately $445,000 of the 2015 earn-out has been paid and the remaining balance of $371,000 is recorded as a current liability on the December 31, 2015 balance sheet and has been subsequently paid as of June 30, 2016.

The earn out payable for the fiscal year ending December 31, 2016 of approximately $900,000 has been recorded in other current liabilities on the December 31, 2015 balance sheet. As of June 30, 2016 there is no change to the estimated earn-out related to the fiscal year ending December 31, 2016. As of June 30, 2016 $129,000 has been paid and the remaining balance of $771,000 is recorded as a current liability on the June 30, 2016 balance sheet.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2015 and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

The Company has also created and developed a service offering known as RefrigerantSide® Services. RefrigerantSide® Services are sold to contractors and end-users whose refrigeration systems are used in commercial air conditioning and industrial processing. These services are offered in addition to refrigerant sales and the Company's traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company's RefrigerantSide® Services to facilitate the growth and development of its service offerings.

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

Results of Operations

Three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015

Revenues for the three month period ended June 30, 2016 were $34,605,000, an increase of $5,968,000 or 21% from the $28,637,000 reported during the comparable 2015 period. The increase in revenues was attributable to an increase in refrigerant revenues of $5,943,000 and an increase in RefrigerantSide® Services revenues of $25,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $6,409,000, slightly offset by a decrease in the number of pounds of certain refrigerants sold, which accounted for an decrease in revenues of $466,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the average selling price per job completed in the three month period ended June 30, 2016 compared to the same three month period of 2015 offset by a decrease in the number of jobs completed in the three month period ended June 30, 2016 compared to the same period in 2015.

Cost of sales for the three month period ended June 30, 2016 was $24,114,000 or 70% of sales. The cost of sales for the three month period ended June 30, 2015 was $21,425,000 or 75% of sales. The decrease in the cost of sales percentage from 75% for the three month period ended June 30, 2015 to 70% for the three month period ended June 30, 2016 is primarily due to the increase in the selling price per pound of certain refrigerants sold for the three month period ended June 30, 2016 compared to the same period in 2015.

Operating expenses for the three month period ended June 30, 2016 were $2,347,000, a decrease of $104,000 from the $2,451,000 reported during the comparable 2015 period. The decrease in operating expenses is primarily due to a decrease depreciation and amortization of $64,000 as well as a decrease in selling expenses of $35,000, primarily due to lower advertising expenses.

Interest expense for the three month period ended June 30, 2016 was $352,000, compared to the $236,000 reported during the comparable 2015 period. The increase in interest expense is due to increased borrowings under the PNC Credit Facility.

Income tax expense for the three month period ended June 30, 2016 was $2,962,000 compared to income tax expense for the three month period ended June 30, 2015 of $1,714,000. For 2016 and 2015 the income tax expense was for federal and state income tax at statutory rates applied to the pre-tax income.

Net income for the three month period ended June 30, 2016 was $4,830,000, an increase of $2,019,000 from the $2,811,000 net income reported during the comparable 2015 period, primarily due to the increase in revenues and gross margin partially offset by an increase in income tax expense.

Six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015

Revenues for the six month period ended June 30, 2016 were $62,772,000, an increase of $12,032,000 or 24% from the $50,740,000 reported during the comparable 2015 period. The increase in revenues was attributable to an increase in refrigerant revenues of $12,104,000, offset slightly by a decrease in RefrigerantSide® Services revenues of $72,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $9,632,000, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $2,472,000. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the number of jobs completed compared to the same period in 2015, offset by an increase in the average selling price per job completed in the first six months of 2016 compared to the first six months of 2015.

Cost of sales for the six month period ended June 30, 2016 was $44,759,000 or 71% of sales. The cost of sales for the six month period ended June 30, 2015 was $38,003,000 or 75% of sales. The decrease in the cost of sales percentage from 75% for the six month period ended June 30, 2015 to 71% for the three month period ended June 30, 2016 is primarily due to the increase in the selling price per pound of certain refrigerants sold for the six month period ended June 30, 2016 compared to the same period in 2015.

Operating expenses for the six month period ended June 30, 2016 were $4,850,000, an increase of $144,000 from the $4,706,000 reported during the comparable 2015 period. The increase in operating expenses is due to an increase in selling expenses of $122,000, primarily due to selling payroll, as well as a slight increase in general and administrative expenses of $22,000.

Interest expense for the six month period ended June 30, 2016 was $623,000, compared to the $443,000 reported during the comparable 2015 period. The increase in interest expense is due to increased borrowings under the PNC Credit Facility.

Income tax expense for the six month period ended June 30, 2016 was $4,766,000 compared to income tax expense for the six month period ended June 30, 2015 of $2,884,000. For 2016 and 2015 the income tax expense was for federal and state income tax at statutory rates applied to the pre-tax income.

Net income for the six month period ended June 30, 2016 was $7,774,000, an increase of $3,070,000 from the $4,704,000 net income reported during the comparable 2015 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At June 30, 2016, the Company had working capital, which represents current assets less current liabilities, of $48,408,000, an increase of $9,899,000 from the working capital of $38,509,000 at December 31, 2015. The increase in working capital is primarily attributable to net income and the utilization of the deferred tax asset.

Inventory and trade receivables are principal components of current assets. At June 30, 2016, the Company had inventories of $57,774,000, a decrease of $4,123,000 from $61,897,000 at December 31, 2015. The decrease in the inventory balance is primarily due the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2016, the Company had trade receivables, net of allowance for doubtful accounts, of $21,931,000, an increase of $17,517,000 from $4,414,000 at December 31, 2015. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the six month period ended June 30, 2016, was $4,148,000 compared with net cash used in operating activities of $498,000 for the comparable 2015 period. Net cash used in operating activities for the 2016 period was primarily attributable to an increase in trade accounts receivable and prepaid and other assets, as well as a decrease in accounts payable and accrued expenses, offset in part by net income and the utilization of the deferred tax asset, as well as a decrease in inventory.

Net cash used by investing activities for the six month period ended June 30, 2016, was $517,000 compared with net cash used by investing activities of $2,973,000 for the comparable 2015 period. The net cash used by investing activities for the 2016 period was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility. The net cash used by investing activities for the 2015 period was primarily related to the acquisition of a refrigerant and compressed gases supplier, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the three month period ended June 30, 2016, was $4,951,000 compared with net cash provided by financing activities of $4,019,000 for the comparable 2015 period. The net cash provided by financing activities for the 2016 period was primarily due to the proceeds from short term borrowings, partially offset by the repayment of long term debt.

At June 30, 2016, the Company had cash and cash equivalents of $1,544,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company estimates that the total capital expenditures for 2016 will be approximately $1,000,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2016 (in 000’s):

	Twelve Month Period Ending June 30,
Long and short term debt and capital lease obligations:	2017	2018	2019	2020	2021	Total

Principal	$25,911	$74	$66	$4,006	$0	$30,057
Estimated interest (1)	904	894	890	888	0	3,576
Operating leases	1,355	920	375	261	164	3,075
Acquisition earn out /License payable	1,069	0	0	0	0	1,069

Total contractual cash obligations	$29,239	$1,888	$1,331	$5,155	$164	$37,777

____________

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. Under the terms of the PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson could borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

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

On April 8, 2016, the Company entered into the Fifth Amendment to the PNC Facility (the “Fifth PNC Amendment”). Pursuant to the Fifth PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the Fifth PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020. At June 30, 2016, total borrowings under the PNC Facility were approximately $29,596,000, and there was approximately $20,404,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.00% at June 30, 2016.

The Company was in compliance with all covenants, under the PNC Facility as of June 30, 2016. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the six month period ended June 30, 2016, one customer accounted for 25% of the Company’s revenues. At June 30, 2016, there were $2,100,000 in outstanding receivables from this customer.

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

For finance leases, a lessee is required to do the following: (1) Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (2) Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income; and (3) Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following: (1) Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (2) Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (3) Classify all cash payments within operating activities in the statement of cash flows.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $50,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%). The outstanding balance on the PNC Facility as of June 30, 2016 was $29,596,000. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2015. There have been no material changes to such matters during the quarter ended June 30, 2016.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between Hudson Technologies Company, and PNC Bank, National Association, dated April 8, 2016 (1)
10.2	Second Amended and Restated Revolving Credit Note, dated April 8, 2016, by Hudson Technologies Company as borrower in favor of PNC (1)
10.3	Guarantors’ Ratification dated April 8, 2016, by the Company and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T ______________
(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed April 14, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 3, 2016
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Brian Coleman	August 3, 2016
	Brian Coleman	Date
Interim Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between Hudson Technologies Company, and PNC Bank, National Association, dated April 8, 2016 (1)
10.2	Second Amended and Restated Revolving Credit Note, dated April 8, 2016, by Hudson Technologies Company as borrower in favor of PNC (1)
10.3	Guarantors’ Ratification dated April 8, 2016, by the Company and Hudson Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
______________

(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed April 14, 2016.

