Form 10-Q
period 2016-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2016-11-04
CIK 925528

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	34,042,964 shares
Class	Outstanding at October 31, 2016

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,976	$1,258
Trade accounts receivable - net	9,232	4,414
Inventories	66,584	61,897
Deferred tax asset	376	376
Prepaid expenses and other current assets	670	1,524
Total current assets	80,838	69,469

Property, plant and equipment, less accumulated depreciation	7,055	7,536
Other assets	75	76
Deferred tax asset	1,703	3,287
Goodwill	856	856
Intangible assets, less accumulated amortization	3,422	3,787
Total Assets	$93,949	$85,011

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$4,150	$5,792
Income taxes payable	1,787	—
Accrued expenses and other current liabilities	2,864	3,018
Accrued payroll	502	1,577
Revolving line of credit	15,022	20,227
Short-term debt and current maturities of long-term debt	254	346
Total current liabilities	24,579	30,960
Other liabilities	—	333
Long-term debt, less current maturities	4,149	4,293
Total Liabilities	28,728	35,586

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000:
Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 34,013,664 and 32,804,617	340	328
Additional paid-in capital	65,386	62,163
Accumulated deficit	(505)	(13,066)
Total Stockholders' Equity	65,221	49,425

Total Liabilities and Stockholders' Equity	$93,949	$85,011

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2016	2015	2016	2015

Revenues	$34,930	$21,682	$97,701	$72,422
Cost of sales	22,890	17,298	67,649	55,301
Gross profit	12,040	4,384	30,052	17,121

Operating expenses:
Selling and marketing	901	958	3,037	2,972
General and administrative	3,121	1,524	5,835	4,216
Total operating expenses	4,022	2,482	8,872	7,188

Operating income	8,018	1,902	21,180	9,933

Interest expense	(296)	(157)	(919)	(600)

Income before income taxes	7,722	1,745	20,261	9,333

Income tax expense	2,933	663	7,699	3,547

Net income	$4,789	$1,082	$12,562	$5,786

Net income per common share – Basic	$0.14	$0.03	$0.38	$0.18
Net income per common share – Diluted	$0.14	$0.03	$0.37	$0.17
Weighted average number of shares outstanding – Basic	33,873,479	32,639,429	33,265,470	32,487,230
Weighted average number of shares outstanding – Diluted	35,297,585	33,856,045	34,341,930	34,071,982

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Nine month periods ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$12,562	$5,786
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,723	1,622
Allowance for doubtful accounts	17	48
Value of share-based payment arrangements	601	162
Amortization of deferred finance costs	113	69
Deferred tax asset utilization	1,584	3,422
Adjustment to deferred acquisition payable	594	—
Changes in assets and liabilities (net of acquisition):
Trade accounts receivable	(4,834)	(5,694)
Inventories	(4,687)	(10,497)
Prepaid and other assets	741	(4,521)
Income taxes payable	1,787	—
Accounts payable and accrued expenses	(2,760)	4,104
Cash provided by (used in) operating activities	7,441	(5,499)

Cash flows from investing activities:
Payments for acquisitions	—	(2,424)
Additions to patents	—	(7)
Additions to property, plant, and equipment	(877)	(647)
Cash used in investing activities	(877)	(3,078)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,634	384
(Repayment of) Proceeds from short-term debt – net	(5,205)	8,580
Proceeds from long-term debt – net	27	292
Repayment of long-term debt	(264)	(243)
Payment of deferred acquisition cost	(1,038)	(331)
Cash (used in) provided by financing activities	(3,846)	8,682

Increase in cash and cash equivalents	2,718	105
Cash and cash equivalents at beginning of period	1,258	935
Cash and cash equivalents at end of period	$3,976	$1,040

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$806	$531
Cash paid for income taxes	$4,328	$—

Non cash investing activity:
Deferred acquisition consideration	$—	$1,982

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2015. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2016 and December 31, 2015, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2016 and December 31, 2015.

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

For the nine-month period ended September 30, 2016, two customers each accounted for 10% or more of the Company’s revenues, and in the aggregate, these two customers accounted for 33% of the Company’s revenues. At September 30, 2016, there were no outstanding receivables from these customers.

For the nine-month period ended September 30, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 34% of the Company’s revenues.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or market. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or market adjustment, the impact of which would be reflected in cost of sales in the Consolidated Income Statements. Any such adjustment would be based on management’s judgment regarding future demand and market conditions and analysis of historical experience.

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

The Company's revenues are derived from refrigerant and reclamation sales and RefrigerantSide® Services, including license and royalty revenues. The revenues for each of these lines are as follows:

Nine Month Periods Ended September 30,	2016	2015
(in thousands, unaudited)
Refrigerant and reclamation sales	$94,353	$69,032
RefrigerantSide® Services	3,348	3,390
Total	$97,701	$72,422

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of September 30, 2016 and December 31, 2015, the net deferred tax asset was $2,079,000 and $3,663,000, respectively.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2016, the various states’ statutes of limitations remain open for tax years subsequent to 2012. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2016 and December 31, 2015, the Company had no uncertain tax positions.

Net Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Periods ended September 30,		Nine Month Periods ended September 30,
	2016	2015	2016	2015

Net income	$4,789	$1,082	$12,562	$5,786

Weighted average number of shares - basic	33,873,479	32,639,429	33,265,470	32,487,230
Shares underlying warrants	—	176,775	—	332,269
Shares underlying options	1,424,106	1,039,841	1,076,460	1,252,483
Weighted average number of shares outstanding – diluted	35,297,585	33,856,045	34,341,930	34,071,982

During the three-month periods ended September 30, 2016 and 2015, certain options and warrants aggregating 73,034 and 1,196,643 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2016 and 2015, certain options and warrants aggregating 123,034 and 75,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published a final rule establishing final production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear draw down for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU addresses eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect this adoption to have a material effect on its consolidated financial statements.

Note 2 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at the grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2016 and 2015, the share-based compensation expense of $601,000 and $162,000, respectively, is reflected in general and administrative expenses in the Consolidated Income Statements.

Share-based awards have historically been made as stock options and stock grants issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2016, the Plans authorized the issuance of 6,000,000 shares of the Company’s common stock and, as of September 30, 2016 there were 3,251,340 shares of the Company’s common stock available for issuance in connection with future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the nine-month periods ended September 30, 2016 and 2015, the Company issued options to purchase 1,170,534 shares of common stock and 164,506 shares of common stock, respectively. As of September 30, 2016 there was $1,000 of unrecognized compensation cost related to non-vested previously-granted option awards.

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

Effective September 17, 2014, the Company adopted its 2014 Stock Incentive Plan (“2014 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2014 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2014 Plan is terminated sooner, the ability to grant options or other awards under the 2014 Plan will expire on September 17, 2024.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Nine Month Periods Ended September 30,	2016	2015
Assumptions
Dividend yield	0%	0%
Risk free interest rate	0.85%-1.01%	0.83%-1.103%
Expected volatility	47%-53%	49%-60%
Expected lives	3 years	3 years

A summary of the activity for stock options issued under the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	3,280,874	$1.98
-Cancelled	(132,500)	$3.72
-Exercised	(679,291)	$1.65
-Granted	164,506	$3.28
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(530,425)	$2.38
-Granted	1,170,534	$3.95
Outstanding at September 30, 2016	3,273,698	$2.68

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2016 of:

		Weighted Average
	Number of	Remaining	Weighted Average
	Options	Contractual Life	Exercise Price
Options outstanding and fully vested	3,273,698	2.3 years	$2.68

The following is the intrinsic value at September 30, 2016 of:

Options outstanding	$12,985,136
Options exercised in 2016	$1,499,774

The intrinsic value of options exercised during the year ended December 31, 2015 was $1,309,000.

Note 3 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is 46,000,000. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

Under the terms of the original PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson could initially borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

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

On April 8, 2016, the Company entered into the Fifth Amendment to the PNC Facility (the “Fifth PNC Amendment”). Pursuant to the Fifth PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the Fifth PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020. At September 30, 2016, total borrowings under the PNC Facility were $19,022,209, and there was $27,670,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.5% at September 30, 2016.

The Company was in compliance with all covenants, under the PNC Facility as of September 30, 2016. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

As of December 31, 2015 the valuation and allocation of the purchase price for Polar was finalized resulting in an increase in tangible assets of $165,000, as well as an increase in goodwill of $170,000 and a decrease in intangible assets of $335,000. This final valuation has been reflected in the December 31, 2015 financial statements.

The results of the Polar operations are included in the Company’s Consolidated Income Statements from the date of acquisition and are not material to the Company’s financial position or results of operations.

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

As of December 31, 2015 the valuation and allocation of the purchase price for this acquisition was finalized. As part of that process, it has been determined that the earn-out payable that had been previously recorded at the maximum earn out of $3,000,000 per the purchase agreement was overstated by approximately $1,000,000. This adjustment to the earn-out payable resulted in lowering the purchase price from approximately $5,400,000 to approximately $4,400,000. The final valuation resulted in a reduction in goodwill by approximately $1,900,000, and increase in intangible assets of approximately $800,000 and an increase in current assets of approximately $100,000. This final valuation as well as the respective changes in the amortization of intangibles has been reflected in the December 31, 2015 financial statements.

The adjusted earn-out payable of approximately $2,000,000 consists of approximately $1,100,000 for the fiscal year ended December 31, 2015 and approximately $864,000 for the fiscal year ending December 31, 2016. For the fiscal year ended December 31, 2015, the actual earn-out was approximately $800,000 resulting in a year end adjustment to reduce the payable by approximately $300,000 which has been reflected in the December 31, 2015 Consolidated Statements of Operations as Other income. As of December 31, 2015, approximately $445,000 of the 2015 earn-out has been paid and the remaining balance of $371,000 is recorded in Accrued expenses and other current liabilities on the December 31, 2015 Consolidated Balance Sheet and has been subsequently paid as of September 30, 2016.

The estimated earnout for the fiscal year ending December 31, 2016 of $864,000 was recorded in Other current liabilities on the December 31, 2015 Consolidated Balance Sheet. As of September 30, 2016, as a result of improved performance, the Company increased earnout liability by approximately $594,000, which was recorded as general and administrative expense in the Company’s Consolidated Income Statements  during the third quarter of 2016. As of September 30, 2016, approximately $334,000 has been paid and the remaining balance of $1,124,000 is recorded in Accrued expenses and other current liabilities on the September 30, 2016 consolidated balance sheet.

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

Overview

Sales of refrigerants continue to represent a significant portion of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule establishing final production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and is being reduced by approximately 4.5 million pounds each year and ends at zero in 2020.

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

Results of Operations

Three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015

Revenues for the three month period ended September 30, 2016 were $34,930,000, an increase of $13,248,000 or 61% from the $21,682,000 reported during the same period in 2015. The increase in revenues was attributable to an increase in refrigerant revenues of $13,217,000 and an increase in RefrigerantSide® Services revenues of $31,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $8,421,000, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $4,796,000. The increase in RefrigerantSide® Services was primarily attributable to an increase in the average selling price per job completed in the three month period ended September 30, 2016 compared to the same period of 2015 offset by a decrease in the number of jobs completed in the three month period ended September 30, 2016 compared to the same period in 2015.

Cost of sales for the three month period ended September 30, 2016 was $22,890,000 or 66% of sales. The cost of sales for the three month period ended September 30, 2015 was $17,298,000 or 80% of sales. The decrease in the cost of sales percentage from 80% for the three month period ended September 30, 2015 to 66% for the same period in 2016 is primarily due to the increase in the selling price per pound of certain refrigerants sold for the three month period ended September 30, 2016 compared to the same period in 2015.

Operating expenses for the three month period ended September 30, 2016 were $4,022,000, an increase of $1,540,000 from the $2,482,000 reported during the same period in 2015. The increase in operating expenses is primarily due to increases in stock compensation expense, earnout liability and professional fees in 2016 as compared to the same period in 2015.

Interest expense for the three month period ended September 30, 2016 was $296,000, compared to the $157,000 reported during the same period in 2015. The increase in interest expense is due to increased borrowings under the PNC Credit Facility.

Income tax expense for the three month period ended September 30, 2016 was $2,933,000 compared to income tax expense for the same period in 2015 of $663,000. The $2,270,000 increase was attributable to higher Income before income taxes for 2016 as compared to the same period in 2015. For 2016 and 2015, the income tax expense was for federal and state income tax at statutory rates applied to the Income before income taxes.

Net income for the three month period ended September 30, 2016 was $4,789,000, an increase of $3,707,000 from the $1,082,000 net income reported during the same period in 2015, primarily due to the increase in revenues and gross margin partially offset by an increase in operating expenses and income tax expense.

Nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015

Revenues for the nine month period ended September 30, 2016 were $97,701,000, an increase of $25,279,000 or 35% from the $72,422,000 reported during the same period in 2015. The increase in revenues was attributable to an increase in refrigerant revenues of $25,321,000, offset slightly by a decrease in RefrigerantSide® Services revenues of $42,000. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $18,369,000, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $6,952,000. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the number of jobs completed in the nine month period ended September 30, 2016 compared to the same period in 2015, offset by an increase in the average selling price per job completed in the nine month period ended September 30, 2016 as compared to the same period in 2015.

Cost of sales for the nine month period ended September 30, 2016 was $67,649,000 or 69% of sales. The cost of sales for the nine month period ended September 30, 2015 was $55,301,000 or 76% of sales. The decrease in the cost of sales percentage from 76% for the nine month period ended September 30, 2015 to 69% for the same period in 2016 is primarily due to the increase in the selling price per pound of certain refrigerants sold for the nine month period ended September 30, 2016 compared to the same period in 2015.

Operating expenses for the nine month period ended September 30, 2016 were $8,872,000, an increase of $1,684,000 from the $7,188,000 reported during the same period in 2015. The increase in operating expenses is primarily due to an increase in stock compensation expense, earnout liability and professional fees in 2016 as compared to the same period in 2015.

Interest expense for the nine month period ended September 30, 2016 was $919,000, compared to the $600,000 reported during the same period in 2015. The increase in interest expense is due to increased borrowings under the PNC Credit Facility.

Income tax expense for the nine month period ended September 30, 2016 was $7,699,000 compared to income tax expense for the nine month period ended September 30, 2015 of $3,547,000. The $4,152,000 increase was attributable to higher Income before income taxes for 2016 as compared to the same period in 2015. For 2016 and 2015 the income tax expense was for federal and state income tax at statutory rates applied to the Income before income taxes.

Net income for the nine month period ended September 30, 2016 was $12,562,000, an increase of $6,776,000 from the $5,786,000 net income reported during the same period in 2015, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At September 30, 2016, the Company had working capital, which represents current assets less current liabilities, of $56,259,000, an increase of $17,750,000 from the working capital of $38,509,000 at December 31, 2015. The increase in working capital is primarily attributable to increased net income.

Inventory and trade receivables are principal components of current assets. At September 30, 2016, the Company had inventories of $66,584,000, an increase of $4,687,000 from $61,897,000 at December 31, 2015. The increase in the inventory balance is primarily due the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At September 30, 2016, the Company had trade receivables, net of allowance for doubtful accounts, of $9,232,000, an increase of $4,818,000 from $4,414,000 at December 31, 2015. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2016, was $7,441,000 compared with net cash used in operating activities of $5,499,000 for the same period in 2015. Net cash provided by operating activities for the 2016 period was primarily attributable to net income, the utilization of the deferred tax asset and an increase in income taxes payable, offset by increases in accounts receivable and inventory.

Net cash used in investing activities for the nine month period ended September 30, 2016, was $877,000 compared with net cash used in investing activities of $3,078,000 for the same period in 2015. The net cash used in investing activities for the 2016 period was primarily related to investment in general purpose equipment for the Company’s reclamation facilities. The net cash used in investing activities for the 2015 period was primarily related to the acquisition of a refrigerant and compressed gases supplier, as well as investment in general purpose equipment for the Company’s reclamation facilities.

Net cash used in financing activities for the nine month period ended September 30, 2016, was $3,846,000 compared with net cash provided by financing activities of $8,682,000 for the same period in 2015. The net cash used in by financing activities for the 2016 period was primarily due to the repayment of debt, partially offset by proceeds from the issuance of common stock from the exercise of options and warrants.

At September 30, 2016, the Company had cash and cash equivalents of $3,976,000. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2016 (in 000’s):

		Twelve Month Periods Ending September 30,
Long and short term debt and capital lease obligations:	2017	2018	2019	2020	2021	Total
Principal	$15,276	$81	$54	$4,010	$4	$19,425
Estimated interest (1)	680	672	667	500	—	2,519
Operating leases	1,385	797	373	317	220	3,092
Acquisition earn out /License payable	1,458	—	—	—	—	1,458

Total contractual cash obligations	$18,799	$1,550	$1,094	$4,827	$224	$26,494

_____________

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is 46,000,000. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

Under the terms of the original PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson could initially borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

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

 On April 8, 2016, the Company entered into the Fifth Amendment to the PNC Facility (the “Fifth PNC Amendment”). Pursuant to the Fifth PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the Fifth PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020. At September 30, 2016, total borrowings under the PNC Facility were $19,022,209, and there was $27,670,000 available to borrow under the revolving line of credit. The effective interest rate under the PNC Facility was 3.5% at September 30, 2016.

The Company was in compliance with all covenants, under the PNC Facility as of September 30, 2016. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the nine-month period ended September 30, 2016, two customers each accounted for 10% or more of the Company’s revenues, and in the aggregate, these two customers accounted for 33% of the Company’s revenues. At September 30, 2016, there were no outstanding receivables from these customers.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU addresses eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect this adoption to have a material effect on its consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $50,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%). The outstanding balance on the PNC Facility as of September 30, 2016 was $19,022,209. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2015. There have been no material changes to such matters during the quarter ended September 30, 2016.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Agreement dated September 5, 2016 between Hudson Technologies, Inc. and Nat Krishnamurti (1) *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Interim Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T ______________
(1)	Incorporated by reference to the comparable exhibit filed with the Company’s current report on Form 8-K filed September 9, 2016.

(*)	Denotes Management Compensation Plan, agreement or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 4,
2016
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 4,
2016
	Nat Krishnamurti	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.1	Agreement dated September 5, 2016 between Hudson Technologies, Inc. and Nat Krishnamurti (1) *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Interim Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T ______________
(1)	Incorporated by reference to the comparable exhibit filed with the Company’s current report on Form 8-K filed September 9, 2016.

(*)	Denotes Management Compensation Plan, agreement or arrangement.

