Form 10-K
period 2016-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2017-03-10
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2016 was approximately $96,210,824. As of March 1, 2017 there were 41,518,820 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2017, are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

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

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000. The Company maintains a website at www.hudsontech.com, the contents of which are not incorporated into this filing.

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

In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% between now and 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production and use of HFCs, with the first reductions by developed countries starting in 2019. The amendment becomes effective January 1, 2019 if twenty countries ratify the amendment. To date, the amendment has not been ratified by the United States.

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

The Act also mandates the recovery of CFC and HCFC refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Under the Act, owners, operators and companies servicing cooling equipment utilizing CFC and HCFC refrigerants are responsible for the integrity of the systems regardless of the refrigerant being used. In November 2016, the EPA issued a final rule extending these requirements to HFCs and to certain other refrigerants that are approved by the EPA as alternatives for CFC and HCFC refrigerants.

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

RefrigerantSide® Services

The Company provides decontamination and recovery services that are performed at a customer's site through the use of portable, high volume, high-speed proprietary equipment, including the patented Zugibeast® system.  Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation, are also proprietary and are covered by process patents.

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

The following is a summary of revenues over the last three years:

Years Ended December 31,	2016	2015	2014
(in thousands)
Product and related sales	$101,344	$75,154	$50,460
RefrigerantSide® Services	4,137	4,568	5,350
Total	$105,481	$79,722	$55,810

Hudson's Network

Hudson operates from a network of facilities located in:

Pearl River, New York	—Company headquarters and administrative offices
Champaign, Illinois	—Reclamation and separation of refrigerants and cylinder refurbishment center;
RefrigerantSide® Service depot
Nashville, Tennessee	—Reclamation and separation of refrigerants and cylinder refurbishment center
Ontario, California	—Reclamation and cylinder refurbishment center
Catano, Puerto Rico	—Reclamation center and RefrigerantSide® Service depot
Auburn, Washington	—RefrigerantSide® Service depot
Baton Rouge, Louisiana	—RefrigerantSide® Service depot
Charlotte, North Carolina	—RefrigerantSide® Service depot
Escondido, California	—RefrigerantSide® Service depot
Stony Point, New York	—RefrigerantSide® Service depot
Tulsa, Oklahoma	—Energy and Carbon Services
Hampstead, New Hampshire	—Telemarketing office
Pottsboro, Texas	—Telemarketing office

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

In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% between now and 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production and use of HFCs, with the first reductions by developed countries starting in 2019. The amendment becomes effective January 1, 2019 if twenty countries ratify the amendment. To date, the amendment has not been ratified by the United States.

Customers

The Company provides its services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services. The Company generates sales by purchase order on a real-time basis and therefore does not carry a backlog of sales.

For the year ended December 31, 2016, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 30% of the Company’s revenues. At December 31, 2016, there were no outstanding receivables from these customers.

For the year ended December 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2015, there were no outstanding receivables from these customers.

For the year ended December 31, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At December 31, 2014, there were $0.7 million in outstanding receivables from these customers.

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

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured, virgin refrigerants in accordance with standards established by AHRI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with AHRI standards. The Company is one of only four certified refrigerant testing laboratories in the United States under AHRI’s laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the AHRI 700 standard.

In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson's technicians have applied for or obtained such certification.

The Company may also be subject to regulations adopted by the EPA which impose reporting requirements arising out of the importation of certain HCFCs, and arising out of the importation, purchase, production, use and/or emissions of certain greenhouse gases, including HFCs.

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

Employees

On December 31, 2016, the Company had 137 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company's employees are represented by a union. The Company believes it has good relations with its employees.

Patents and Proprietary Information

The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between February 2017 and April 2031.

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

SEC Filings

The Company makes available on its internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

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

Our existing credit facility, which currently expires in June 2020, is secured by substantially all of our assets and contains formulas that limit the amount of our borrowings under the facility. Moreover, the terms of our credit facility also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lender, our indebtedness under the credit facility would become immediately due and payable, and the lender could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

We may need additional financing to satisfy our future capital requirements, which may not be readily available to us.

Our capital requirements may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility that expires in June 2020 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business, our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility. There can be no assurance that we will be able to obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Adverse weather or economic downturn could adversely impact our financial results.

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

Refrigerant sales continue to represent a significant majority of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitation: (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the ban on production of CFC based refrigerants under the Act; (iii) the amendment to the Montreal Protocol, if ratified, and any legislation and regulation enacted to implement the amendment, could impose limitations on production and consumption of HFC refrigerants; (iv) introduction of new refrigerants and air conditioning and refrigeration equipment; (v) price competition resulting from additional market entrants; (vi) changes in government regulation on the use and production of refrigerants; and (vii) reduction in demand for refrigerants. We do not maintain firm agreements with any of our suppliers of refrigerants and we do not hold allowances permitting us to purchase and import HCFC refrigerants from abroad. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HCFC production, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

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

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and climate change and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants. Current and future global warming and climate change or related legislation and/or regulations may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. In addition, an amendment to the Montreal Protocol has established timetables for all developed and developing countries to freeze and then reduce production and use of HFCs by 85% between now and 2047, with the first reductions by developed countries starting in 2019. The amendment becomes effective January 1, 2019 if twenty countries ratify the amendment. To date, the amendment has not been ratified by the United States. It is unclear if the United States will ratify the amendment and, if it does ratify the amendment, what legislation and/or regulations will be enacted to implement the amendment.

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

If our common stock were delisted from NASDAQ it could be subject to “penny stock” rules which would negatively impact its liquidity and our shareholders’ ability to sell their shares.

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

Currently, our officers and directors collectively own approximately 13% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

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

Our information technology systems, processes, and sites may suffer interruptions, failures, or attacks which could affect our ability to conduct business.

Our information technology systems provide critical data connectivity, information and services for internal and external users. These include, among other things, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, storing project information and other processes necessary to manage the business. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. Cybersecurity threats are evolving and include, but are not limited to, malicious software, cyber espionage, attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, and subcontractors, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's headquarters are located in a 6,100 square foot office facility located in a multi-tenant building in Pearl River, New York. The building is leased from an unaffiliated third party at an annual rental of approximately $150,000 pursuant to an agreement expiring in December 2021.

The Company's Champaign, Illinois facility is located in a 48,000 square foot building, which was purchased by the Company in May 2005 for $999,999. On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. As of December 31, 2016, the Company has $93,000 outstanding under this mortgage.

The Company has established a second facility in Champaign, Illinois, which is a 135,000 square foot facility. The building is leased from an unaffiliated third party at an annual rental of $504,000, pursuant to an arrangement expiring in December 2018.

The Company’s Nashville, Tennessee facility is a 33,000 square foot office facility leased from an unaffiliated third party at an annual rental of $173,000 pursuant to an agreement expiring March 2018.

The Company’s Ontario, California facility is a 20,000 square foot facility leased from an unaffiliated third party at an annual rental of $90,000 pursuant to an agreement expiring in December 2018.

The Company’s Catano, Puerto Rico facility is a 15,000 square foot facility leased from an unaffiliated third party at an annual rental of $124,000 pursuant to an agreement expiring in December 2020.

The Company's Auburn, Washington depot facility is a 6,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $39,000 pursuant to an agreement expiring August 2018.

The Company's Baton Rouge, Louisiana depot facility is a 3,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $23,000 pursuant to an agreement expiring in May 2019.

The Company's Charlotte, North Carolina depot facility is a 2,600 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $26,000 pursuant to an agreement expiring in May 2019.

The Company’s Escondido, California depot facility is a 6,000 square foot facility leased from a company that is owned by a non-executive employee at an annual rental of $36,000 pursuant to a month to month rental agreement.

The Company’s Stony Point, New York depot facility is an 18,000 square foot facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $90,000 pursuant to an agreement expiring in June 2021.

The Company’s Tulsa, Oklahoma energy and carbon services facility is located in a 2,304 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $27,000 which includes our share of operating expenses. This lease expires December 2017.

The Company's Hampstead, New Hampshire telemarketing facility is located in a 2,546 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $52,000 pursuant to an agreement expiring in August 2022.

The Company’s Pottsboro, Texas telemarketing facility is located in a 1,000 square foot office facility located in a multi-tenant building leased from an unaffiliated third party at an annual rental of $6,000 pursuant to an agreement expiring in August 2017.

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

During the years ended December 31, 2016, 2015 and 2014 the Company incurred none, none, and $53,000, respectively, in additional remediation costs in connection with the matters above. The remaining liability on our Balance Sheet as of December 31, 2016 is approximately $150,000. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

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

	High	Low

2015
- First Quarter	$4.56	$3.35
- Second Quarter	$4.75	$3.40
- Third Quarter	$3.58	$2.45
- Fourth Quarter	$3.56	$2.69

2016
- First Quarter	$3.69	$2.64
- Second Quarter	$3.95	$3.09
- Third Quarter	$6.72	$3.26
- Fourth Quarter	$8.50	$5.55

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2011, to two indices: the NASDAQ Composite Index and the Nasdaq Industrial Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

The above Stock Price Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The number of record holders of the Company's common stock was approximately 153 as of March 1, 2017. The Company believes that there are in excess of 3,294 beneficial owners of its common stock.

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

Item 6. Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 31, 2016, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included either elsewhere in this report or in reports we have filed previously with the SEC. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	For the Year Ended
(Amounts in thousands, except per share data)	2016	2015	2014	2013	2012
Selected Statement of Operations Data:
Revenues	$105,481	$79,722	$55,810	$58,634	$56,447
Gross Profit	$31,086	$18,489	$6,446	$(730)	$22,542
Operating Income (Loss)	$18,947	$8,181	$(985)	$(8,485)	$14,880
Net income (loss)	$10,637	$4,763	$(720)	$(5,842)	$12,801
Net income (loss) per share - Basic	$0.31	$0.15	$(0.02)	$(0.24)	$0.54
Net income (loss) per share- Diluted	$0.30	$0.14	$(0.02)	$(0.24)	$0.49
Weighted average number of shares- Basic	34,104	32,547	29,123	24,826	23,907
Weighted average number of shares- Diluted	35,417	33,936	29,123	24,826	26,354

Selected Balance Sheet Data:
Cash and cash equivalents	$33,931	$1,258	$935	$669	$3,991
Inventory	$68,601	$61,897	$37,017	$33,967	$40,167
Total assets	$122,470	$85,011	$59,935	$52,368	$57,232
Debt- short and long-term	$351	$24,866	$10,709	$20,038	$17,656
Stockholders’ Equity	$112,017	$49,425	$43,999	$28,086	$32,696

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related terms.

Results of Operations

Year ended December 31, 2016 as compared to the year ended December 31, 2015

Revenues for the year ended December 31, 2016 were $105.5 million, an increase of $25.8 million or 32% from the $79.7 million reported during the comparable 2015 period. The increase in revenues was attributable to an increase in refrigerant revenues of $26.2 million, offset by a reduction in services revenues of $0.4 million. The increase in refrigerant revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $17.6 million, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $8.6 million.

Cost of sales for the year ended December 31, 2016 was $74.4 million or 71% of sales. The cost of sales for the year ended December 31, 2015 was $61.2 million or 77% of sales. The decrease in the cost of sales percentage from 77% for the year ended December 31, 2015 to 71% for the year ended December 31, 2016 is primarily due to the increase in the selling price per pound of certain refrigerants sold and to a lesser extent, increases in volume sold for the year ended December 31, 2016 compared to the same period in 2015.

Operating expenses for the year ended December 31, 2016 were $12.1 million, an increase of $1.8 million from the $10.3 million reported during the comparable 2015 period. The increase in operating expenses is primarily due to an increase in non-cash, non-recurring stock compensation expense and professional fees in 2016 when compared to 2015.

Other expense for the year ended December 31, 2016 was $1.7 million, compared to the $0.5 million reported during the comparable 2015 period. The Company recorded $0.6 million of expense relating to a deferred acquisition cost in 2016, compared to $0.3 million of income in 2015. Interest expense included in Other expense increased from $0.8 million in 2015 to $1.1 million in 2016. The increase in interest expense is due to increased borrowings under the PNC Credit Facility. As of December 31, 2016, the Company paid off its borrowings under the PNC Credit Facility.

Income tax expense for the year ended December 31, 2016 was $6.6 million compared to income tax expense for the year ended December 31, 2015 of $2.9 million. The $3.7 million increase was attributable to higher pre-tax income for 2016 when compared to 2015. For 2016 and 2015 the income tax expense was for federal and state income tax at statutory rates applied to the pre-tax income.

Net income for the year ended December 31, 2016 was $10.6 million, an increase of $5.8 million from the $4.8 million net income reported during the comparable 2015 period, primarily due to the increase in revenues, partially offset by an increase in operating expenses and income tax expense.

Year ended December 31, 2015 as compared to the year ended December 31, 2014

Revenues for the year ended December 31, 2015 were $79.7 million, an increase of $23.9 million or 43% from the $55.8 million reported during the comparable 2014 period. The increase in revenues was attributable to an increase in refrigerant revenues of $24.7 million, offset in part by a decrease in RefrigerantSide® Services revenues of $0.8 million. The increase in refrigerant revenue is related to both an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $17.4 million, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $7.3 million. The decrease in RefrigerantSide® Services was primarily attributable to a decrease in the price of jobs completed when compared to the same period in 2014.

Cost of sales for the year ended December 31, 2015 was $61.2 million or 77% of sales. Cost of sales for year ended December 31, 2014 was $49.4 million, or 88% of sales. The decrease in the cost of sales percentage, from 88% in 2014 to 77% in 2015, is related to the increase in the selling price per pound of refrigerants, as described in the revenue discussion above.

Operating expenses for the year ended December 31, 2015 were $10.3 million, an increase of $2.9 million from the $7.4 million reported during the comparable 2014 period. The increase in operating expenses is primarily attributable to payroll expenses of $2.4 million, of which approximately $1.1 million is associated with payroll for the acquisitions completed in late 2014 and early 2015 as well as approximately $0.5 million of amortization of intangibles associated with these same acquisitions.

Other expense for the year ended December 31, 2015 was $0.5 million, compared to the $0.6 million reported during the comparable 2014 period. Other expense consists of interest expense of $0.8 million and $0.6 million for the comparable 2015 and 2014 periods, respectively. The increase in interest expense is due to increased borrowing on the PNC credit facility. Additionally, other expense includes other income of $0.3 million in 2015 related to the 2015 acquisition earn out that was less than the total amount that had been recorded as part of the purchase price accounting for the acquisition of a supplier of refrigerants and compressed gases.

Income tax expense for the year ended December 31, 2015 was $2.9 million compared to an income tax benefit of $0.9 million reported during the comparable 2014 period. For 2015 the income tax expense of $2.9 million was for federal and state income tax at statutory rates applied to the pre-tax income. For 2014 the income tax benefit of $0.9 million was for federal and state income tax at statutory rates applied to the pre-tax loss, as well as state income tax refunds for 2013.

Net income for the year ended December 31, 2015 was $4.8 million, an increase of $5.5 million from the $0.7 million net loss reported during the comparable 2014 period, primarily due to the increase in revenue and gross profit partially offset by increases in operating expenses, interest expense and income tax expense.

Liquidity and Capital Resources

At December 31, 2016, the Company had working capital, which represents current assets less current liabilities, of $97.9 million, an increase of $59.4 million from the working capital of $38.5 million at December 31, 2015. The increase in working capital is primarily attributable to increased net income and the December 2016 public offering, as discussed further below.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the year ended December 31, 2016, was $9.3 million compared with net cash used in operating activities of $10.5 million for the comparable 2015 period and net cash provided by operating activities of $1.7 million for the comparable 2014 period. Net cash provided by operating activities for the 2016 period was primarily attributable to net income, offset by increases in accounts receivable and inventory. Net cash used by operating activities for the 2015 period was primarily attributable to an increase in inventory partially offset by net income, the utilization of the deferred tax assets, as well as increases in accounts payable and accrued expenses. Net cash provided by operating activities for the 2014 period was primarily attributable to a decrease in income taxes receivable, offset in part by an increase in inventory.

Net cash used by investing activities for the year ended December 31, 2016, was $1.7 million, compared with net cash used by investing activities of $3.3 million for the comparable 2015 period, and net cash used by investing activities of $8.0 million for the comparable 2014 period. The net cash used by investing activities for the 2016 period was primarily related to investment in general purpose equipment for the Company’s reclamations operations. The net cash used by investing activities for the 2015 period was primarily related to the acquisition of a refrigerant and compressed gases supplier, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility. The net cash used by investing activities for the 2014 period was primarily related to the acquisition of Polar Technologies, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the year ended December 31, 2016, was $25.1 million compared with net cash provided by financing activities of $14.2 million for the comparable 2015 period, and net cash provided by financing activities of $6.6 million for the comparable 2014 period. The net cash provided by financing activities for the 2016 period was primarily due to the proceeds from the issuance of common stock, offset by the repayment of debt and payment of deferred acquisition cost. The net cash provided by financing activities for the 2015 period was primarily due to increased borrowings on the PNC credit facility. The net cash provided by financing activities for the 2014 period was primarily due to the proceeds from the issuance of common stock, partially offset by the repayment of short term debt and long term debt.

The Company had cash and cash equivalents of $33.9 million and $1.3 million at December 31, 2016 and 2015, respectively, with no debt currently outstanding under the current PNC facility. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company continues to assess its capital expenditure needs.

The following is a summary of the Company's significant contractual obligations for the periods indicated that existed as of December 31, 2016 (in 000’s):

	Twelve Month Period Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Long and short term debt and capital lease obligations:

Principal	$199	$93	$47	$9	$3	$—	$351
Estimated interest (1)	10	5	1	—	—	—	16
Operating leases	1,368	1,145	464	446	253	35	3,711
Acquisition earn out	789	—	—	—	—	—	789

Total contractual obligations	$2,366	$1,243	$512	$455	$256	$35	$4,867

(1) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is $46,000,000. In December 2016, the Company repaid all of its debt under the current PNC facility. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

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

On April 8, 2016, the Company entered into the Fifth Amendment to the PNC Facility (the “Fifth PNC Amendment”). Pursuant to the Fifth PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the Fifth PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020. In December 2016, the Company repaid its entire debt under the PNC Facility, with approximately $44 million of availability under the revolving line of credit at December 31, 2016. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at December 31, 2016.

The Company was in compliance with all covenants, under the PNC Facility as of December 31, 2016. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2020, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

December 2016 Public Offering

On December 8, 2016 the Company entered into an Underwriting Agreement with two investment banking firms for themselves and as representatives for two other investment banking firms (collectively, the “Underwriters”), in connection with an underwritten offering (the “Offering”) of 6,428,571 shares of the Company’s common stock, par value $0.01 per share (the “Firm Shares”). Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, an aggregate of 6,428,571 shares of common stock and also granted the Underwriters a 30 day option to purchase up to 964,285 additional shares of its common stock to cover over-allotments, if any. The Company also agreed to reimburse certain expenses incurred by the Underwriters in the Offering.

The closing of the Offering was held on December 14, 2016, at which time the Company sold 7,392,856 shares of its common stock to the Underwriters (including 964,285 shares to cover over-allotments) at a price to the public of $7.00 per share, less underwriting discounts and commissions, and received gross proceeds of $51.7 million. The Company incurred approximately $3.3 million of transaction fees in connection with the Offering, resulting in net proceeds of $48.4 million.

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

For the year ended December 31, 2016, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 30% of the Company’s revenues. At December 31, 2016, there were no outstanding receivables from these customers.

For the year ended December 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2015, there were no outstanding receivables from these customers.

For the year ended December 31, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At December 31, 2014, there were $0.7 million in outstanding receivables from these customers.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company's products or services by any such customer could have a material adverse effect on the Company's operating results and financial position.

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company's operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of refrigeration equipment, the rate of expansion of the Company's operations, and by other factors. The Company's business is seasonal in nature with peak sales of refrigerants occurring in the first nine months of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. In addition, to the extent that there is unseasonably cool weather throughout the spring and summer months, which would adversely affect the demand for refrigerants, there would be a corresponding negative impact on the Company. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company's financial position and significant losses. The Company believes that to a lesser extent there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU addresses eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein. We elected to adopt ASU 2016-15 as of December 31, 2016, and the adoption did not have a material impact on the presentation of the statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods therein. The Company does not expect the amended standard to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning in 2017. The Company expects that the future adoption of ASU No. 2016-09 will not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. At a minimum, adoption of ASU 2016-02 will require recording a ROU asset and a lease liability on the Company's consolidated balance sheet; however, the Company is still currently evaluating the impact on its consolidated financial statements. See Note 10 for the current anticipated future operating lease payments.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016. There was no impact on our results of operations as a result of the adoption of ASU 2015-17 and prior periods have not been adjusted.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The Company adopted ASU 2015-16 in the fourth quarter of 2016. The adoption of the provisions of ASU 2015-16 did not have a material impact on its results of operations or financial position.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $50,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end if he interest period. As of December 31, 2016 interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%). There was $0 outstanding balance on the PNC Facility as of December 31, 2016. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2016 and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hudson Technologies, Inc.

Pearl River, NY

We have audited Hudson Technologies Inc.’s and Subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hudson Technologies Inc.’s and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Technologies Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Technologies Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT

March 10, 2017

Item 9B. Other Information

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2017, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2017, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2017, and to be filed with the Securities Exchange Commission.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,214,398	$2.68	3,251,340

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2017, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant's independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2017, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (14)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (24)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	2004 Stock Incentive Plan. (9)*
10.4	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (7)
10.5	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (7)
10.6	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (11)*
10.7	Agreement with Brian F. Coleman, as amended. (11)*
10.8	Agreement with James R. Buscemi, as amended. (11)*
10.9	Agreement with Charles F. Harkins, as amended. (11)*
10.10	Agreement with Stephen P. Mandracchia, as amended. (11)*
10.11	2008 Stock Incentive Plan. (10)*
10.12	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (11)*
10.13	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (11)*
10.14	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (11)*
10.15	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (11)*
10.16	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (11)*
10.17	Form of Warrant issued in the 2010 Offering. (12)
10.18	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (13)
10.19	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (15)
10.20	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (15)
10.21	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (15)
10.22	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (15)
10.23	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (15)
10.24	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (15)
10.25	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (15)
10.26	Long Term Care Insurance Plan Summary. (16)*
10.27	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (17)

10.28	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (17)
10.29	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (17)
10.30	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (18)
10.31	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (18)
10.32	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (19) *
10.33	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (20)
10.34	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (21)
10.35	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (21)
10.36	2014 Stock Incentive Plan (22)*
10.37	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (23)*
10.38	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (23)*
10.39	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (23)*
10.40	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (23)*
10.41	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (23)*
10.42	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (23)*
10.43	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (23)*
10.44	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (23)*
10.45	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 1, 2015 (25)

10.46	Guarantor’s Ratification, dated July 1, 2015, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (25)
10.47	Second Amended and Restated Employment Agreement with Kevin J. Zugibe. (26)*
10.48	Amended and Restated Agreement with Brian Coleman (26)*
10.49	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between Hudson Technologies Company and PNC, dated April 8, 2016. (27)
10.50	Second Amended and Restated Revolving Credit Note, dated April 8, 2016 by Hudson Technologies Company as borrower in favor of PNC. (27)
10.51	Guarantor’s’ Ratification, dated April 8, 2016 by the Registrant and Hudson Holdings, Inc. (27)
10.52	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnumurti. (28)*
10.53	Underwriting Agreement among William Blair & Company, L.L.C. and Craig-Hallum Capital Group LLP, for themselves and as representatives of several underwriters, and Hudson Technologies, Inc. dated December 8, 2016. (29)

14	Code of Business Conduct and Ethics. (8)
21	Subsidiaries of the Company. (30)
23.1	Consent of BDO USA, LLP. (30)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (30)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(9)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(10)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on June 6, 2014.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on July 7, 2014.
(22)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 7, 2015 and filed July 8, 2015.
(26)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed April 14, 2016.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 9, 2016.
(30)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hudson Technologies, Inc.

Pearl River, NY

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Technologies, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Technologies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT

March 10, 2017

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$33,931	$1,258
Trade accounts receivable - net	4,797	4,414
Inventories	68,601	61,897
Deferred tax asset	—	376
Prepaid expenses and other current assets	847	1,524
Total current assets	108,176	69,469

Property, plant and equipment, less accumulated depreciation	7,532	7,536

Deferred tax asset	2,532	3,287
Goodwill	856	856
Intangible assets, less accumulated amortization	3,299	3,787
Other assets	75	76
Total Assets	$122,470	$85,011

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$5,110	$5,792
Accrued expenses and other current liabilities	2,888	3,018
Accrued payroll	1,782	1,577
Income taxes payable	322	—
Short-term debt and current maturities of long-term debt	199	20,573
Total current liabilities	10,301	30,960
Other liabilities	-	333
Long-term debt, less current maturities	152	4,293
Total Liabilities	10,453	35,586

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 41,465,820 and 32,804,617	415	328
Additional paid-in capital	114,032	62,163
Accumulated deficit	(2,430)	(13,066)
Total Stockholders' Equity	112,017	49,425

Total Liabilities and Stockholders' Equity	$122,470	$85,011

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2016	2015	2014

Revenues	$105,481	$79,722	$55,810
Cost of sales	74,395	61,233	49,364
Gross profit	31,086	18,489	6,446

Operating expenses:
Selling and marketing	4,310	4,179	2,723
General and administrative	7,829	6,129	4,708
Total operating expenses	12,139	10,308	7,431

Operating income (loss)	18,947	8,181	(985)

Other income (expense):
Interest expense	(1,118)	(776)	(641)
Other income (expense)	(564)	302	—
Total other (expense)	(1,682)	(474)	(641)

Income (loss) before income taxes	17,265	7,707	(1,626)

Income tax expense (benefit)	6,628	2,944	(906)

Net income (loss)	$10,637	$4,763	$(720)

Net income (loss) per common share - Basic	$0.31	$0.15	$(0.02)
Net income (loss) per common share - Diluted	$0.30	$0.14	$(0.02)

Weighted average number of shares outstanding – Basic	34,104,476	32,546,840	29,122,746

Weighted average number of shares outstanding – Diluted	35,416,910	33,936,099	29,122,746

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2014	25,070,386	$251	$44,944	$(17,109)	$28,086

Sale of common stock	6,900,000	69	15,547	—	15,616

Issuance of common stock upon exercise of stock options	341,890	3	306	—	309

Value of share-based arrangements	—	—	708	—	708

Net loss	—	0	—	(720)	(720)

Balance at December 31, 2014	32,312,276	$323	$61,505	$(17,829)	$43,999

Issuance of common stock upon exercise of stock options and warrants	482,506	5	455	—	460

Issuance of common stock for services	9,835	—	30	—	30

Value of share-based arrangements	—	—	173	—	173

Net income	—	—	—	4,763	4,763

Balance at December 31, 2015	32,804,617	$328	$62,163	$(13,066)	$49,425

Sale of common stock	7,392,856	74	48,282	—	48,356

Issuance of common stock upon exercise of stock options and warrants	1,251,199	13	2,691	—	2,704

Excess tax benefits from exercise of stock options			189	—	189

Issuance of common stock for services	17,148	—	105	—	105

Value of share-based arrangements	—	—	601	—	601

Net income	—	—	—	10,637	10,637

Balance at December 31, 2016	41,465,820	$415	$114,032	$(2,430)	$112,017

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$10,637	$4,763	$(720)
Adjustments to reconcile net income (loss):
Depreciation and amortization	2,225	2,072	979
Allowance for doubtful accounts	21	99	31
Amortization of deferred finance cost	154	75	112
Value of share-based payment arrangements	706	203	708
Excess tax benefits from stock option exercise	(189)	—	—
Deferred tax expense (benefit)	1,080	2,768	(857)
Other non cash (income) expenses	564	(302)	414
Changes in assets and liabilities (net of acquisitions):
Trade accounts receivable	(404)	(545)	(293)
Inventories	(6,704)	(23,430)	(1,150)
Prepaid and other assets	523	(465)	(548)
Income taxes payable	562	—	2,709
Accounts payable and accrued expenses	173	4,259	316
Cash provided (used) by operating activities	9,348	(10,503)	1,701

Cash flows from investing activities:
Payments for acquisitions	—	(2,424)	(7,368)
Additions to patents	—	(12)	(10)
Additions to property, plant and equipment	(1,733)	(889)	(716)
Investment in affiliates	—	—	63
Cash used in investing activities	(1,733)	(3,325)	(8,031)

Cash flows from financing activities:
Net proceeds from issuances of common stock	51,060	460	15,925
Excess tax benefits from stock-based compensation	189	—	—
(Repayments of) borrowing from short-term debt - net	(20,227)	14,172	(9,024)
Proceeds from long-term debt	61	292	—
Repayment of long-term debt	(4,349)	(328)	(305)
Payment of deferred acquisition cost	(1,676)	(445)	—
Cash provided by financing activities	25,058	14,151	6,596

Increase in cash and cash equivalents	32,673	323	266
Cash and cash equivalents at beginning of period	1,258	935	669
Cash and cash equivalents at end of period	$33,931	$1,258	$935

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$964	$701	$529
Cash paid for income taxes	$4,985	$—	$—

Non cash investing activity:
Deferred acquisition cost	$—	$1,982	$667

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2016 and December 31, 2015, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2016 and December 31, 2015. Please see Note 2 for further details on fair value description and hierarchy of the Company’s deferred acquisition cost.

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

For the year ended December 31, 2016, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 30% of the Company’s revenues. At December 31, 2016, there were no outstanding receivables from these customers.

For the year ended December 31, 2015, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2015, there were no outstanding receivables from these customers.

For the year ended December 31, 2014, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 25% of the Company’s revenues. At December 31, 2014, there were $0.7 million in outstanding receivables from these customers.

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

Revenues and Cost of Sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectability. In addition, each sale is based on an arrangement with the customer and the sales price to the customer is fixed. In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related terms. Due to the contract containing multiple elements, the Company assessed the arrangement in accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple-Element Arrangements. ASC 605-25 addresses when and how a company that is providing more than one revenue generating activity or deliverable should separate and account for a multiple element arrangement. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value, and accordingly revenue related to the sale of product is recognized at the time of product shipment, and service revenue is recognized on a straight-line basis over the term of the arrangement. Annual service revenue under the contract is approximately $2.4 million, of which $1.3 million was recognized during 2016 and recorded in Product and related sales.

Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2016	2015	2014
(in thousands)
Product and related sales	$101,344	$75,154	$50,460
RefrigerantSide® Services	4,137	4,568	5,350
Total	$105,481	$79,722	$55,810

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of December 31, 2016 and 2015, the net deferred tax asset was $2.5 million and $3.7 million, respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. All of the Company’s remaining $5.4 million of NOLs are subject to annual limitations of $1.3 million.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2016, the various states’ statutes of limitations remain open for tax years subsequent to 2009. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014

Net income (loss)	$10,637	$4,763	$(720)

Weighted average number of shares - basic	34,104,476	32,546,840	29,122,746
Shares underlying warrants	—	300,846	—
Shares underlying options	1,312,434	1,088,413	—
Weighted average number of shares outstanding – diluted	35,416,910	33,936,099	29,122,746

During the years ended December 31, 2016, 2015 and 2014, certain options and warrants aggregating 73,034, 106,290 and 4,449,624 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU addresses eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein. We elected to adopt ASU 2016-15 as of December 31, 2016, and the adoption did not have a material impact on the presentation of the statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods therein. The Company does not expect the amended standard to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning in 2017. The Company expects that the future adoption of ASU No. 2016-09 will not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. At a minimum, adoption of ASU 2016-02 will require recording a ROU asset and a lease liability on the Company's consolidated balance sheet; however, the Company is still currently evaluating the impact on its consolidated financial statements. See Note 10 for the current anticipated future operating lease payments.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016. There was no impact on our results of operations as a result of the adoption of ASU 2015-17 and prior periods have not been adjusted.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The Company adopted ASU 2015-16 in the fourth quarter of 2016. The adoption of the provisions of ASU 2015-16 did not have a material impact on its results of operations or financial position.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09.

Note 2- Fair Value

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy.

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

Level 1: Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3: Valuations for assets and liabilities include certain unobservable inputs in the assumptions and projections used in determining the fair value assigned to such assets or liabilities.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation methodologies used for the Company's financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the tables below.

(in thousands)	As of December 31, 2016		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Deferred acquisition cost	$789	$789			$789

(in thousands)	As of December 31, 2015		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Deferred acquisition cost	$1,902	$1,902			$1,902

The following is a rollforward of deferred acquisition costs in 2015 and 2016.

(in thousands)	Acquisition of Polar	2015 Acquisition (1)	Total Deferred Acquisition Cost Payable
Balance at January 1, 2015	$667	$—	$667
2015 Acquisition (1)	—	1,982	1,982
Payments	—	(445)	(445)
Total adjustments included in earnings	—	(302)	(302)
Balance at December, 31, 2015	$667	$1,235	$1,902
Payments	(667)	(1,010)	(1,677)
Total adjustments included in earnings	—	564	564
Balance at December 31, 2016	$—	$789	$789

(1) Represents acquisition of a supplier of refrigerants and compressed gases in January 2015.

Note 3 - Trade accounts receivable - net

At December 31, 2016, 2015, and 2014 trade accounts receivable are net of reserves for doubtful accounts of $0.4 million, $0.3 million and $0.2 million, respectively. The following table represents the activity occurring in the reserves for doubtful accounts in 2016, 2015 and 2014.

(in thousands)	Beginning Balance at January 1	Net additions charged to Operations	Deductions and Other (1)	Ending Balance at December 31
2016	$335	$21	$9	$365
2015	$244	$99	$(8)	$335
2014	$227	$31	$(14)	$244

(1)	2016 includes a reclassification adjustment not affecting operations

Note 4- Inventories

Inventories, net of reserve, consist of the following:

December 31,	2016	2015
(in thousands)
Refrigerant and cylinders	$11,168	$11,167
Packaged refrigerants	57,433	50,730
Total	$68,601	$61,897

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

December 31,	2016	2015	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	873	810	39 years
- Equipment	13,423	13,206	3-7 years
- Equipment under capital lease	248	234	5-7 years
- Vehicles	1,360	1,311	5 years
- Lab and computer equipment, software	2,652	2,499	3-5 years
- Furniture & fixtures	289	276	7-8 years
- Leasehold improvements	119	110	3 years
- Equipment under construction	1,654	491
Subtotal	21,983	20,302
Accumulated depreciation	14,451	12,766
Total	$7,532	$7,536

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $1.6 million, and $0.9 million, respectively.

Note 6 - Income taxes

Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 was $6.6 million, $2.9 million and ($0.9 million), respectively. The income tax expense (benefit) for each of the years ended December 31, 2016, 2015 and 2014 was for federal and state income tax at statutory rates applied to the pre-tax income (loss) for each of the periods.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2016	2015	2014
(in thousands)

Current:
Federal	$4,981	$174	$0
State and local	567	2	(49)
	5,548	176	(49)
Deferred:
Federal	949	2,460	(767)
State and local	131	308	(90)
	1,080	2,768	(857)
Expense (benefit) for income taxes	$6,628	$2,944	$(906)

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2016	2015	2014
Income tax rates
- Statutory U.S. federal rate	35%	34%	34%
- States, net U.S. benefits	3%	4%	4%
- Tax benefit from prior year	0%	0%	18%
Total	38%	38%	56%

As of December 31, 2016, the Company had NOL's of approximately $5.4 million expiring through 2023, all of which are subject to annual limitations of $1.3 million.

Elements of deferred income tax assets (liabilities) are as follows:

December 31,	2016	2015
(in thousands)
Deferred tax assets (liabilities)
- Depreciation & amortization	$(236)	$(412)
- Reserves for doubtful accounts	139	127
- Inventory reserve	304	250
- Non qualified stock options	247	108
- NOL	2,078	3,430
- AMT credit carryforward	—	160
Total	$2,532	$3,663

As discussed above in Note 1, the Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016.

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize. The Company believes that given the extended time period that it may recognize its deferred tax assets, it is more likely than not it will realize the benefit of these assets prior to their expiration.

Note 7 – Goodwill and intangible assets

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

At December 31, 2016 the Company had $0.9 million of goodwill, of which $0.4 million is attributable to the acquisition of Polar Technologies, LLC and $0.4 million is attributable to the acquisition of a supplier of refrigerants and compressed gases. Please see Note 12 for further details.

The Company’s other intangible assets consist of the following:

December 31,		2016			2015
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$366	$20	$387	$352	$35
Covenant Not to Compete	6 - 10	1,270	322	948	1,270	171	1,099
Customer Relationships	3 - 10	2,000	452	1,548	2,000	236	1,764
Trade Name	2	30	30	0	30	24	6
Licenses	10	1,000	217	783	1,000	117	883
Totals identifiable intangible assets		$4,686	$1,387	$3,299	$4,687	$900	$3,787

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments were recognized for the years ended December 31, 2016 and December 31, 2015.

The amortization of intangible assets for the years ended December 31, 2016, 2015, and 2014 were $0.5 million, $0.5 million and $0.1 million respectively. Future estimated amortization expense is as follows: 2017 - $0.5 million, 2018 - $0.4 million, 2019 - $0.4 million, 2020 - $0.4 million, 2021- $0.4 million and thereafter - $1.1 million.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2016	2015
(in thousands)
Short-term & long-term debt
Short-term debt:
- Bank credit line	$—	$20,227
- Long-term debt: current	199	346
Subtotal	199	20,573
Long-term debt:
- Bank credit line	—	4,000
- Building and land mortgage	93	260
- Vehicle and equipment loans	70	145
- Capital lease obligations	188	234
- Less: current maturities	(199)	(346)
Subtotal	152	4,293
Total short-term & long-term debt	$351	$24,866

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is $46,000,000. In December 2016, the Company repaid all of its debt under the current PNC Facility, with approximately $44 million of availability under the revolving line of credit at December 31, 2016. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at December 31, 2016. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

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

On April 8, 2016, the Company entered into the Fifth Amendment to the PNC Facility (the “Fifth PNC Amendment”). Pursuant to the Fifth PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the Fifth PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020. In December 2016, the Company repaid its entire debt under the PNC Facility.

The Company was in compliance with all covenants, under the PNC Facility as of December 31, 2016. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2020, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

Building and Land Mortgage

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The note bears interest at the fixed rate of 4% per annum, amortizing over 60 months and maturing on June 1, 2017. The mortgage note is secured by the Company’s land and building located in Champaign, Illinois. At December 31, 2016 the principal balance of this mortgage note was $93,000.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 0.0% to 6.7%.

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $249,000 at December 31, 2016 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Years ended December 31,	Amount
(in thousands)
-2017	$82
-2018	82
-2019	31
-2020	6
-2021	3
Subtotal	204
Less interest expense	(16)
Total	$188

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
-2018	$93
-2019	47
-2020	9
-2021	3
Thereafter	-

Total	$152

Note 9 - Stockholders' equity

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the “2010 Offering”). The warrants issued as part of the 2010 Offering had an exercise price of $2.60 per share and were exercisable for a five-year period, which commenced on January 7, 2011. The net proceeds pursuant to the 2010 Offering were approximately $4.9 million. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1,300,000 and such amount was charged as a component of stockholders’ equity to additional paid-in capital.

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

Between January 2016 and July 2016, 1,161,252 warrants issued in connection with the 2010 Offering were exercised at $2.60 per share. In July 2016, 7,498 warrants issued in connection with the 2010 Offering expired.

On December 8, 2016 the Company entered into an Underwriting Agreement with two investment banking firms for themselves and as representatives for two other investment banking firms (collectively, the “Underwriters”), in connection with an underwritten offering (the “Offering”) of 6,428,571 shares of the Company’s common stock, par value $0.01 per share (the “Firm Shares”). Pursuant to the Underwriting Agreement, the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Company, an aggregate of 6,428,571 shares of common stock and also granted the Underwriters a 30 day option to purchase up to 964,285 additional shares of its common stock to cover over-allotments, if any. The Company also agreed to reimburse certain expenses incurred by the Underwriters in the Offering.

The closing of the Offering was held on December 14, 2016, at which time the Company sold 7,392,856 shares of its common stock to the Underwriters (including 964,285 shares to cover over-allotments) at a price to the public of $7.00 per share, less underwriting discounts and commissions, and received gross proceeds of $51.7 million. The Company incurred approximately $3.3 million of transaction fees in connection with the Offering, resulting in net proceeds of $48.4 million.

Note 10 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through August 31, 2022 as follows:

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$39,000	8/2018
Baton Rouge, Louisiana	$23,000	5/2019
Champaign, Illinois	$504,000	12/2018
Charlotte, North Carolina	$26,000	5/2019
Escondido, California	$36,000	Month to Month
Hampstead, New Hampshire	$52,000	8/2022
Nashville, Tennessee	$173,000	3/2018
Ontario, California	$90,000	12/2018
Pearl River, New York	$150,000	12/2021
Pottsboro, Texas	$6,000	8/2017
Catano, Puerto Rico	$124,000	12/2020
Stony Point, New York	$90,000	6/2021
Tulsa, Oklahoma	$27,000	12/2017

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2016, 2015 and 2014 totaled approximately $1.4 million, $1.2 million and $0.8 million, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2017	$1,368
-2018	1,145
-2019	464
-2020	446
-2021	253
Thereafter	35
Total	$3,711

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

During the years ended December 31, 2016, 2015 and 2014 the Company incurred $0, $0, and $53,000, respectively, in additional remediation costs in connection with the matters above. The remaining liability on the Company’s Balance Sheet as of December 31, 2016 is approximately $0.1 million. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Note 11 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the years ended 2016, 2015 and 2014, the share-based compensation expense of $0.6 million, $0.2 million and $0.7 million, respectively, is reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently during the third quarter 2015 as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2016, the Plans authorized the issuance of stock options to purchase 6,000,000 shares `of the Company’s common stock and, as of December 31, 2016 there were 3,251,340 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the years ended December 31, 2016, 2015 and 2014, the Company issued options to purchase 1,170,534 shares, 164,506 shares and 1,055,500 shares, respectively. During the years ended 2016, 2015 and 2014, the Company issued stock grants of 17,148 shares, 9,835 shares and no shares, respectively.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended December 31,	2016	2015	2014
Assumptions
Dividend yield	0%	0%	0%
Risk free interest rate	0.%-1.0%	0.83%-1.03%	1.00%-1.69%
Expected volatility	47%-53%	49%-60%	59%-66%
Expected lives	3 years	3 years	3-5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,517,911	$1.33
-Exercised	(292,537)	$1.03
-Granted	1,055,500	$3.28
Outstanding at December 31, 2014	3,280,874	$1.98
-Cancelled	(132,500)	$3.72
-Exercised	(679,291)	$1.65
-Granted	164,506	$3.28
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(589,725)	$2.43
-Granted	1,170,534	$3.95
Outstanding at December 31, 2016	3,214,398	$2.68

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2016 and 2015 of:

		Weighted Average
	Number of	Remaining	Weighted Average
2016	Options	Contractual Life	Exercise Price
Options outstanding	3,214,398	2.0 years	$2.68
Options vested	1,191,368	3.0 years	$3.94

		Weighted Average
	Number of	Remaining	Weighted Average
2015	Options	Contractual Life	Exercise Price
Options outstanding	2,633,589	2.8 years	$2.06
Options vested	2,612,755	2.8 years	$2.05

The intrinsic values of options outstanding at December 31, 2016 and 2015 are $17.1 million and $2.8 million respectively.

The intrinsic values of options vested and exercised during the years ended 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Intrinsic value of options vested	$4,843,774	$5,000	$535,000
Intrinsic value of options exercised	$1,777,476	$1,309,000	$793,000

Note 12 - Acquisitions

On November 5, 2014 the Company purchased certain assets from Polar Technologies, LLC (“Polar”) related to its refrigerant reclamation business and facilities in Nashville, Tennessee; Ontario, California, and San Juan, Puerto Rico; hiring approximately thirty-two Polar employees associated with the business. The purchase price for this acquisition was $8.0 million. A portion of the purchase price was to be paid in the future pursuant to the purchase agreement. The preliminary asset allocation reflected in the December 31, 2014 financial statements was approximately $5.4 million of tangible assets, approximately $2.3 million of intangible assets, and approximately $0.3 million of goodwill. The intangible assets are being amortized over a period of 2 to 10 years. The goodwill recognized as part of the acquisition, is deductible for tax purposes.

As of December 31, 2015 the valuation and allocation of the purchase price for Polar was finalized resulting in an increase in tangible assets of $0.2 million, as well as an increase in goodwill of $0.2 million and a decrease in intangible assets of $0.3 million. This final valuation was reflected in the December 31, 2015 financial statements.

The results of the Polar operations are included in the Company’s consolidated statement of operations from the date of acquisition and are not material to the Company’s financial position or results of operations.

On January 16, 2015, the Company acquired certain assets of a supplier of refrigerants and compressed gases, and also hired three employees associated with the business. The purchase price for this acquisition was $2.4 million cash paid at closing and the assumption of a liability of $20,000, and a maximum of an additional $3.0 million of deferred acquisition cost, or earn-out. The preliminary asset allocation was approximately $1.6 million of tangible assets, approximately $1.5 million of intangible assets, and approximately $2.3 million of goodwill.

As of December 31, 2015 the valuation and allocation of the purchase price for this acquisition was finalized. As part of that process it was determined that the deferred acquisition cost payable that had been previously recorded at the maximum earn out of $3.0 million per the purchase agreement was overstated by approximately $1.0 million. This adjustment to the deferred acquisition cost payable resulted in lowering the purchase price from approximately $5.4 million to approximately $4.4 million. The final valuation resulted in a reduction in goodwill by approximately $1.9 million, and increase in intangible assets of approximately $0.8 million and an increase in current assets of approximately $0.1 million. This final valuation, as well as the respective changes in the amortization of intangibles, was reflected in the December 31, 2015 financial statements.

Please see table in Note 2 for a rollforward of the deferred acquisition cost. During the year ended December 31, 2015, approximately $0.4 million of the 2015 deferred acquisition cost liability was paid. During the year ended December 31, 2015, as a result of reduced earnings, the Company reduced the deferred acquisition cost liability by approximately $0.3 million, which was reflected in the December 31, 2015 Consolidated Statements of Operations as Other Income (Expense).

The deferred acquisition cost liability balance at December 31, 2015, which was included in Accrued expenses and other current liabilities, was $1.9 million. During the year ended December 31, 2016, the Company paid approximately $1.7 million in deferred acquisition cost. During the year ended December 31, 2016, as a result of improved performance, the Company increased this deferred acquisition cost liability by approximately $0.6 million and recorded the amount as Other Income (Expense) in 2016. The remaining liability of $0.8 million was subsequently paid in January 2017.

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

Note 13- Quarterly Financial Data (Unaudited)

(in thousands, except share and per share data)

	For the Year Ended 2016
	Q1	Q2	Q3	Q4	Total (a)
Revenues	$28,167	$34,605	$34,930	$7,779	$105,481
Gross profit	$7,522	$10,491	$12,040	$1,033	$31,086
Operating expenses	$2,503	$2,347	$4,022	$3,267	$12,139
Operating income (loss)	$5,019	$8,144	$8,018	$(2,234)	$18,947
Other (expense)	$(271)	$(352)	$(296)	$(763)	$(1,682)
Income (loss) before income taxes	$4,748	$7,792	$7,722	$(2,997)	$17,265
Income tax expense (benefit)	$1,804	$2,962	$2,933	$(1,071)	$6,628
Net income (loss)	$2,944	$4,830	$4,789	$(1,926)	$10,637

Net income (loss) per common share – Basic (a)	$0.09	$0.15	$0.14	$(0.05)	$0.31
Net income (loss) per common share – Diluted (a)	$0.09	$0.14	$0.14	$(0.05)	$0.30
Weighted average number of shares outstanding – Basic	32,888,659	33,128,518	33,873,479	36,527,250	34,104,476
Weighted average number of shares outstanding – Diluted	33,944,876	34,270,337	35,297,585	36,527,250	35,416,910

(a)	The sum of the net earnings per share may not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

	For the Year Ended 2015
	Q1	Q2	Q3	Q4	Total (a)
Revenues	$22,103	$28,637	$21,682	$7,300	$79,722
Gross profit	$5,525	$7,212	$4,384	$1,368	$18,489
Operating expenses	$2,255	$2,451	$2,482	$3,120	$10,308
Operating income (loss)	$3,270	$4,761	$1,902	$(1,752)	$8,181
Other Income (expense)	$(207)	$(236)	$(157)	$126	$(474)
Income (loss) before income taxes	$3,063	$4,525	$1,745	$(1,626)	$7,707
Income tax expense (benefit)	$1,170	$1,714	$663	$(603)	$2,944
Net income (loss)	$1,893	$2,811	$1,082	$(1,023)	$4,763

Net income (loss) per common share – Basic	$0.06	$0.09	$0.03	$(0.03)	$0.15
Net income (loss) per common share – Diluted	$0.06	$0.08	$0.03	$(0.03)	$0.14
Weighted average number of shares outstanding – Basic	32,333,443	32,542,672	32,639,429	32,715,802	32,546,840
Weighted average number of shares outstanding – Diluted	34,280,385	34,383,092	33,856,045	32,715,802	33,936,099

(a)	The sum of the net earnings per share may not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2017
Kevin J. Zugibe

/s/ Nat Krishnamurti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
Nat Krishnamurti

/s/ Vincent P. Abbatecola	Director	March 10, 2017
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 10, 2017
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 10, 2017
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 10, 2017
Otto C. Morch

/s/ Richard Parrillo	Director	March 10, 2017
Richard Parrillo

/s/ Eric A. Prouty	Director	March 10, 2017
Eric A. Prouty

Index to Exhibits

Exhibit Number	Description

Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (4)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (5)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (6)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (14)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (24)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	1997 Stock Option Plan of the Company, as amended. (3) *
10.3	2004 Stock Incentive Plan. (9)*
10.4	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (7)
10.5	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (7)
10.6	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (11)*
10.7	Agreement with Brian F. Coleman, as amended. (11)*
10.8	Agreement with James R. Buscemi, as amended. (11)*
10.9	Agreement with Charles F. Harkins, as amended. (11)*
10.10	Agreement with Stephen P. Mandracchia, as amended. (11)*
10.11	2008 Stock Incentive Plan. (10)*
10.12	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (11)*
10.13	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (11)*
10.14	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (11)*
10.15	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (11)*
10.16	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (11)*
10.17	Form of Warrant issued in the 2010 Offering. (12)
10.18	Form of Agreement and Consent, to amend warrants issued in connection with the 2010 Offering, dated March 7, 2011. (13)
10.19	Revolving Credit, Term Loan and Security Agreement, dated June 22, 2012, between Hudson Technologies Company as borrower and PNC Bank, National Association as lender and agent (15)
10.20	$23,000,000 Revolving Credit Note, dated June 22, 2012, by Hudson Technologies Company as borrower in favor of PNC (15)
10.21	$4,000,000 Term Note, dated June 22.2012, by Hudson Technologies Company as borrower in favor of PNC. (15)
10.22	Guaranty & Suretyship Agreement, dated June 22, 2012, made by Hudson Holdings, Inc. as guarantor on behalf of Hudson Technologies Company. (15)
10.23	Guaranty & Suretyship Agreement, dated June 22, 2012, made by the Company as guarantor on behalf of Hudson Technologies Company. (15)
10.24	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between the Company and PNC. (15)
10.25	Patent, Trademarks, and Copyrights Security Agreement, dated June 22, 2012, between Hudson Technologies Company and PNC. (15)
10.26	Long Term Care Insurance Plan Summary. (16)*
10.27	First Amendment to Revolving Credit, Term Loan, and Security Agreement between Hudson Technologies Company and PNC dated February 15, 2013. (17)
10.28	$36,000,000 Amended and Restated Revolving Credit Note, dated February 15, 2013, by Hudson Technologies Company as borrower in favor of PNC. (17)
10.29	Guarantors’ Ratification dated February 15, 2013, by the Company and Hudson Holdings, Inc. (17)

10.30	Second Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association dated October 25, 2013 (18)
10.31	Guarantors’ Ratification dated October 25, 2013 by Hudson Technologies, Inc. and Hudson Holdings, Inc. (18)
10.32	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (19) *
10.33	Underwriting Agreement between William Blair & Company, L.L.C., for itself and as representative of the several underwriters, and Hudson Technologies, Inc., dated June 6, 2014 (20)
10.34	Third Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 2, 2014 (21)
10.35	Guarantor’s Ratification, dated July 1, 2014, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (21)
10.36	2014 Stock Incentive Plan (22)*
10.37	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (23)*
10.38	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (23)*
10.39	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (23)*
10.40	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (23)*
10.41	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (23)*
10.42	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (23)*
10.43	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (23)*
10.44	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (23)*
10.45	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement Between Hudson Technologies Company and PNC Bank, National Association, dated July 1, 2015 (25)
10.46	Guarantor’s Ratification, dated July 1, 2015, by Hudson Technologies, Inc. and Hudson Holdings, Inc. (25)
10.47	Second Amended and Restated Employment Agreement with Kevin J. Zugibe. (26)*
10.48	Amended and Restated Agreement with Brian Coleman (26)*
10.49	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between Hudson Technologies Company and PNC, dated April 8, 2016. (27)
10.50	Second Amended and Restated Revolving Credit Note, dated April 8, 2016 by Hudson Technologies Company as borrower in favor of PNC. (27)
10.51	Guarantor’s’ Ratification, dated April 8, 2016 by the Registrant and Hudson Holdings, Inc. (27)
10.52	Agreement, dated September 5, 2016 between Hudson Technologies, Inc. and Nat Krishnumurti. (28)*
10.53	Underwriting Agreement among William Blair & Company, L.L.C. and Craig-Hallum Capital Group LLP, for themselves and as representatives of several underwriters, and Hudson Technologies, Inc. dated December 8, 2016. (29)
14	Code of Business Conduct and Ethics. (8)
21	Subsidiaries of the Company. (30)
23.1	Consent of BDO USA, LLP. (30)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (30)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(9)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(10)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 1, 2010 and filed July 2, 2010.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Report on Form 8-K for the event dated June 22, 2012 and filed June 28, 2012.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and filed February 20, 2013.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 25, 2013 and filed October 31, 2013.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on June 6, 2014.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed on July 7, 2014.
(22)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K for the event dated July 7, 2015 and filed July 8, 2015.
(26)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed April 14, 2016.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 9, 2016.
(30)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.

