Form 10-Q
period 2017-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2017-05-04
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

   Hudson Technologies, Inc.

(Exact name of registrant as specified in its charter)

New York	13-3641539
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Blue Hill Plaza
P.O. Box 1541	10965
Pearl River, New York	(Zip Code )
(Address of principal executive offices)

Registrant’s telephone number, including area code	(845) 735-6000

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	41,539,181 shares
Class	Outstanding at May 4, 2017

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,159	$33,931
Trade accounts receivable – net	20,731	4,797
Inventories	72,352	68,601
Prepaid expenses and other current assets	6,306	847
Total current assets	139,548	108,176

Property, plant and equipment, less accumulated depreciation	7,418	7,532
Deferred tax asset	2,036	2,532
Intangible assets, less accumulated amortization	3,177	3,299
Goodwill	856	856
Other assets	72	75
Total Assets	$153,107	$122,470

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$29,016	$5,110
Accrued expenses and other current liabilities	2,105	2,888
Accrued payroll	301	1,782
Income taxes payable	3,400	322
Short-term debt and current maturities of long-term debt	138	199
Total current liabilities	34,960	10,301
Long-term debt, less current maturities	129	152
Total Liabilities	35,089	10,453

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 41,539,181 and 41,465,820	415	415
Additional paid-in capital	114,299	114,032
Retained earnings (accumulated deficit)	3,304	(2,430)
Total Stockholders' Equity	118,018	112,017

Total Liabilities and Stockholders' Equity	$153,107	$122,470

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three month period ended March 31,
	2017	2016

Revenues	$38,830	$28,167
Cost of sales	26,363	20,645
Gross profit	12,467	7,522

Operating expenses:
Selling and marketing	1,039	1,117
General and administrative	2,035	1,386
Total operating expenses	3,074	2,503

Operating income	9,393	5,019

Interest expense, net	85	271

Income before income taxes	9,308	4,748

Income tax expense	3,574	1,804

Net income	$5,734	$2,944

Net income per common share – Basic	$0.14	$0.09
Net income per common share – Diluted	$0.13	$0.09
Weighted average number of shares outstanding – Basic	41,507,941	32,888,659
Weighted average number of shares outstanding – Diluted	43,503,889	33,944,876

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three month period ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$5,734	$2,944
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	605	606
Allowance for doubtful accounts	30	40
Value of share-based payment arrangements	—	11
Amortization of deferred finance costs	16	31
Deferred tax asset utilization	307	1,725
Changes in assets and liabilities:
Trade accounts receivable	(15,964)	(11,466)
Inventories	(3,751)	6,613
Prepaid and other assets	(5,471)	(2,229)
Income taxes payable	3,266	—
Accounts payable and accrued expenses	22,171	(3,998)
Cash provided by (used in) operating activities	6,943	(5,723)

Cash flows from investing activities:
Additions to property, plant, and equipment	(369)	(133)
Cash used in investing activities	(369)	(133)

Cash flows from financing activities:
Payment of deferred acquisition costs	(528)	—
Proceeds from issuance of common stock	267	278
Proceeds from short-term debt – net	—	5,580
Repayment of long-term debt	(85)	(93)
Cash provided by (used in) financing activities	(346)	5,765

Increase (decrease) in cash and cash equivalents	6,228	(91)
Cash and cash equivalents at beginning of period	33,931	1,258
Cash and cash equivalents at end of period	$40,159	$1,167

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$89	$241

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS TM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with ASC 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2016. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2017 and December 31, 2016, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of March 31, 2017 and December 31, 2016. Please see Note 2 for further details on fair value description and hierarchy of the Company’s deferred acquisition cost.

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

For the three month period ended March 31, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 39% of the Company’s revenues. At March 31, 2017, there were $4.7 million in outstanding receivables from these customers.

For the three month period ended March 31, 2016, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 44% of the Company’s revenues. At March 31, 2016, there were $5.1 million in outstanding receivables from these customers.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. For the year ended December 31, 2016 the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed. There were no indicators of impairment during the first quarter of 2017.

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

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of March 31, 2017, and December 31, 2016, the net deferred tax asset was $2.0 million and $2.5 million respectively.

Certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes. To the extent that the Company utilizes its NOLs, it will not pay tax on such income but may be subject to the federal alternative minimum tax. In addition, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation it will pay income taxes based on existing statutory rates. Moreover, as a result of a “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. All the Company’s remaining NOLs of approximately $4.1 million are subject to annual limitations of $1.3 million.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2017, the various states’ statutes of limitations remain open for tax years subsequent to 2009. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2017, and December 31, 2016, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended March 31,

	2017	2016

Net income	$5,734	$2,944

Weighted average number of shares - basic	41,507,941	32,888,659
Shares underlying warrants	—	175,285
Shares underlying options	1,995,948	880,932
Weighted average number of shares outstanding - diluted	43,503,889	33,944,876

During the three month periods ended March 31, 2017 and 2016, certain options and warrants aggregating none and 1,064,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04) which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and will apply its guidance on future impairment assessments.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU addresses eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein, with early adoption permitted. We elected to early adopt ASU 2016-15 as of December 31, 2016, and the adoption did not have a material impact on the presentation of the statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods therein. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning in 2017. The Company expects that the adoption of ASU No. 2016-09 will not have a material impact on the Company’s financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of an input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation methodologies used for the Company's financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the tables below.

The following is a rollforward of deferred acquisition costs through March 31, 2017.

(in thousands)	Total Deferred Acquisition Cost Payable (1)
Balance at December 31, 2016	$789
Payments	(789)
Balance at March 31, 2017	—

(1)	Represents deferred acquisition costs related to the acquisition of a supplier of refrigerants and compressed gases in January 2015. See Note 8 for further details.

	As of December 31, 2016		Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Deferred acquisition cost	$789	$789	—	—	$789

Note 3- Inventories

Inventories, net of reserve, consist of the following:

	March 31, 2017	December 31, 2016
(in thousands)	(unaudited)
Refrigerant and cylinders	$30,186	$11,168
Packaged refrigerants	42,166	57,433
Total	$72,352	$68,601

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31, 2017	December 31, 2016	Estimated Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	873	873	39 years
- Equipment	13,516	13,423	3-7 years
- Equipment under capital lease	188	248	5-7 years
- Vehicles	1,337	1,360	5 years
- Lab and computer equipment, software	2,726	2,652	3-5 years
- Furniture & fixtures	288	289	7-8 years
- Leasehold improvements	119	119	3 years
- Equipment under construction	1,919	1,654
Subtotal	22,331	21,983
Accumulated depreciation	14,913	14,451
Total	$7,418	$7,532

Depreciation expense for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.5 million, respectively.

Note 5 – Goodwill and intangible assets

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

The Company’s other intangible assets consist of the following:

		March 31, 2017			December 31, 2016
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$369	$17	$386	$366	$20
Covenant Not to Compete	6 - 10	1,270	360	910	1,270	322	948
Customer Relationships	3 - 10	2,000	508	1,492	2,000	452	1,548
Trade Name	2	30	30	0	30	30	0
Licenses	10	1,000	242	758	1,000	217	783
Totals identifiable intangible assets		$4,686	$1,509	$3,177	$4,686	$1,387	$3,299

Amortization expense for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairment charges were recognized for the period ended March 31, 2017 and for the year ended December 31, 2016.

Note 6 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month periods ended March 31, 2017 and 2016, the share-based compensation expense of none and $11,000, respectively, is reflected in general and administrative expenses in the consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently during the third quarter 2015 as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2017, the Plans authorized the issuance of 6,000,000 shares of the Company’s common stock and, as of March 31, 2017 there were 3,251,340 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were no grants during the three-month periods ended March 31, 2017 and 2016.

A summary of the activity for stock options issued under the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(589,725)	$2.43
-Granted	1,170,534	$3.95
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(73,361)	$3.64
Outstanding at March 31, 2017	3,141,037	$2.66

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2017 of:

	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Options outstanding and vested	3,141,037	2.2 years	$2.66

The intrinsic values of options outstanding at March 31, 2017 and December 31, 2016 are $12.4 million and $17.1 million, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 were $260,747 and $253,000, respectively.

Note 7 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is $46,000,000. In December 2016, the Company repaid all of its debt under the current PNC Facility, with approximately $50 million of availability under the revolving line of credit at March 31, 2017. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at March 31, 2017. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

Under the terms of the original PNC Facility, as amended on February 15, 2013, Hudson could initially borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

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

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve-month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, as the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental cleanup at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges.

On July 1, 2015, the Company entered into an amendment to the PNC Facility (the “2015 PNC Amendment”). The 2015 PNC Amendment redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the PNC Facility) as follows:

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

On April 8, 2016, the Company entered into an amendment to the PNC Facility (the “2016 PNC Amendment”). Pursuant to the 2016 PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the 2016 PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020.

The Company was in compliance with all covenants, under the PNC Facility as of March 31, 2017. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on June 30, 2020, unless the commitments are terminated for any reason or the outstanding principal amount of the loans are accelerated sooner following an event of default.

Note 8 - Acquisitions

On January 16, 2015, the Company acquired certain assets of a supplier of refrigerants and compressed gases, and also hired three employees associated with the business. The purchase price for this acquisition was $2.4 million cash paid at closing and the assumption of a liability of $20,000, and a maximum of an additional $3.0 million earn-out. The preliminary asset allocation was approximately $1.6 million of tangible assets, approximately $1.6 million of intangible assets, and approximately $2.3 million of goodwill.

As of December 31, 2015, the valuation and allocation of the purchase price for this acquisition was finalized. As part of that process it was determined that the deferred acquisition cost payable that had been previously recorded at the maximum earn out of $3.0 million per the purchase agreement was overstated by approximately $1.0 million. This adjustment to the deferred acquisition cost payable resulted in lowering the purchase price from approximately $5.4 million to approximately $4.4 million. The final valuation resulted in a reduction in goodwill by approximately $1.9 million, and increase in intangible assets of approximately $0.8 million and an increase in current assets of approximately $0.1 million. This final valuation, as well as the respective changes in the amortization of intangibles, was reflected in the December 31, 2015 financial statements. Please see table in Note 2 for a roll forward of the deferred acquisition cost.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the refrigerant industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2016. and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carry forwards (“NOLs”) and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests for any impairment of goodwill annually unless indicators arise. Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 2 to 10 years. The Company reviews these useful lives annually to determine that they reflect future realizable value. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

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

Results of Operations

Three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016

Revenues for the three month period ended March 31, 2017 were $38.8 million, an increase of $10.6 million or 38% from the $28.2 million reported during the comparable 2016 period. The increase in revenues was mainly attributable to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $9.6 million, and an increase in the number pounds of certain refrigerants sold, which accounted for an increase in revenues of $1.4 million.

Cost of sales for the three month period ended March 31, 2017 was $26.4 million or 68% of sales. The cost of sales for the three month period ended March 31, 2016 was $20.6 million or 73% of sales. The decrease in the cost of sales percentage from 73% for the three month period ended March 31, 2016 to 68% for the three month period ended March 31, 2017 is primarily due to the increase in the selling price per pound of certain refrigerants sold for the three month period ended March 31, 2017 compared to the same period in 2016.

Operating expenses for the three month period ended March 31, 2017 were $3.1 million, an increase of $0.6 million from the $2.5 million reported during the comparable 2016 period. The increase in operating expenses is primarily due to an increase in nonrecurring fees relating to corporate development initiatives incurred during the first quarter of 2017, slightly offset by reduced marketing expenses.

Interest expense, net for the three month period ended March 31, 2017 was $0.1 million, compared to the $0.3 million reported during the comparable 2016 period. As a result of the paydown of the PNC Facility and December 2016 public offering during the fourth quarter of 2016, the Company incurred lower interest expense in the first quarter of 2017 when compared to the same period in 2016.

Income tax expense for the three month period ended March 31, 2017 was $3.6 million compared to income tax expense for the three month period ended March 31, 2016 of $1.8 million. For 2017 and 2016 the income tax expense was for federal and state income tax at statutory rates applied to the pre-tax income.

Net income for the three month period ended March 31, 2017 was $5.7 million, an increase of $2.8 million from the $2.9 million net income reported during the comparable 2016 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At March 31, 2017, the Company had working capital, which represents current assets less current liabilities, of $104.6 million, an increase of $6.7 million from the working capital of $97.9 million at December 31, 2016. The increase in working capital is primarily attributable to increased net income and cash flows during the period.

Inventory and trade receivables are principal components of current assets. At March 31, 2017, the Company had inventories of $72.4 million, an increase of $3.8 million from $68.6 million at December 31, 2016. The increase in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At March 31, 2017, the Company had trade receivables, net of allowance for doubtful accounts, of $20.7 million, an increase of $15.9 million from $4.8 million at December 31, 2016. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

At March 31, 2017, cash and cash equivalents was $40.2 million, or approximately $6.3 million higher than the $33.9 million of cash and cash equivalents at December 31, 2016.

Net cash provided by operating activities for the three month period ended March 31, 2017, was $6.9 million compared with net cash used in operating activities of $5.7 million for the comparable 2016 period. Net cash provided by operating activities in the 2017 period was primarily attributable to an increase in net income as well as timing in the Company’s accounts payable and accrued expenses.

Net cash used in investing activities for the three month period ended March 31, 2017, was $0.4 million compared with net cash used by investing activities of $0.1 million for the comparable 2016 period. The net cash used by investing activities for the 2017 and 2016 periods was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash used in financing activities for the three month period ended March 31, 2017, was $0.3 million compared with net cash provided by financing activities of $5.8 million for the comparable 2016 period. During the fourth quarter of 2016, the Company paid off the PNC Facility and raised capital in a public offering, resulting in lower interest and no additional borrowings during the first quarter of 2017 when compared to the same period in 2016. During the first quarter of 2017, the Company also paid its final earnout relating to the 2015 acquisition of a supplier of refrigerants and compressed gases.

The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2017 (in 000’s) :

	Twelve Month Period Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Long and short term debt and capital lease obligations:

Principal	$137	$94	$27	$7	$2	—	$267
Estimated interest (1)	9	4	—	—	—	—	13
Operating leases	1,420	941	451	401	176	22	3,411

Total contractual cash obligations	$1,566	$1,039	$478	$408	$178	$22	$3,691

(1)	The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is $46,000,000. In December 2016, the Company repaid all of its debt under the current PNC Facility, with approximately $50 million of availability under the revolving line of credit at March 31, 2017. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at March 31, 2017. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

Under the terms of the original PNC Facility, as amended on February 15, 2013, Hudson could initially borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility may be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

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

The PNC Facility contains certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The PNC Facility contains a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve-month basis. Fixed Charge Coverage Ratio is defined in the PNC Facility, with respect to any fiscal period, as the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental cleanup at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility shall mean for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges.

On July 1, 2015, the Company entered into an amendment to the PNC Facility (the “2015 PNC Amendment”). The 2015 PNC Amendment redefined the “Revolving Interest Rate” as well as the “Term Loan Rate” (as defined in the PNC Facility) as follows:

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

On April 8, 2016, the Company entered into an amendment to the PNC Facility (the “2016 PNC Amendment”). Pursuant to the 2016 PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) has been increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the 2016 PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020.

The Company was in compliance with all covenants, under the PNC Facility as of March 31, 2017. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the three month period ended March 31, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 39% of the Company’s revenues. At March 31, 2017, there were $4.7 million in outstanding receivables from these customers.

For the three month period ended March 31, 2016, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 44% of the Company’s revenues. At March 31, 2016, there were $5.1 in outstanding receivables from these customers.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04) which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and will apply its guidance on future impairment assessments.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU addresses eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein, with early adoption permitted. We elected to early adopt ASU 2016-15 as of December 31, 2016, and the adoption did not have a material impact on the presentation of the statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods therein. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning in 2017. The Company expects that the adoption of ASU No. 2016-09 will not have a material impact on the Company’s financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $50,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of March 31, 2017, interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%). The outstanding balance on the PNC Facility as of March 31, 2017 was $0. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2016. There have been no material changes to such matters during the quarter ended March 31, 2017.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 4, 2017
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 4, 2017
	Nat Krishnamurti	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

