Form 10-Q
period 2017-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2017-08-09
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

Hudson Technologies, Inc.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3641539 (I.R.S. Employer Identification No.)

1 Blue Hill Plaza
P.O. Box 1541 Pearl River, New York (Address of principal executive offices)	10965 (Zip Code )

Registrant’s telephone number, including area code	(845) 735-6000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	41,637,681 shares
Class	Outstanding at August 9, 2017

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,673	$33,931
Trade accounts receivable – net	24,522	4,797
Inventories	64,612	68,601
Prepaid expenses and other current assets	6,331	847
Total current assets	129,138	108,176

Property, plant and equipment, less accumulated depreciation	7,203	7,532
Deferred tax asset	2,036	2,532
Intangible assets, less accumulated amortization	3,056	3,299
Goodwill	856	856
Other assets	88	75
Total Assets	$142,377	$122,470

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$9,746	$5,110
Accrued expenses and other current liabilities	2,681	2,888
Accrued payroll	968	1,782
Income taxes payable	2,155	322
Short-term debt and current maturities of long-term debt	90	199
Total current liabilities	15,640	10,301
Long-term debt, less current maturities	107	152
Total Liabilities	15,747	10,453

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	-	-
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 41,625,181 and 41,465,820	416	415
Additional paid-in capital	114,385	114,032
Retained earnings (accumulated deficit)	11,829	(2,430)
Total Stockholders' Equity	126,630	112,017

Total Liabilities and Stockholders' Equity	$142,377	$122,470

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues	$52,231	$34,605	$91,061	$62,772
Cost of sales	34,811	24,114	61,174	44,759
Gross profit	17,420	10,491	29,887	18,013

Operating expenses:
Selling and marketing	1,110	1,019	2,149	2,136
General and administrative	2,410	1,328	4,445	2,714
Total operating expenses	3,520	2,347	6,594	4,850

Operating income	13,900	8,144	23,293	13,163

Interest expense	61	352	146	623

Income before income taxes	13,839	7,792	23,147	12,540

Income tax expense	5,314	2,962	8,888	4,766

Net income	$8,525	$4,830	$14,259	$7,774

Net income per common share - Basic	$0.21	$0.15	$0.34	$0.24
Net income per common share - Diluted	$0.20	$0.14	$0.33	$0.23
Weighted average number of shares outstanding - Basic	41,567,848	33,128,518	41,537,894	33,008,588
Weighted average number of shares outstanding - Diluted	43,550,226	34,270,337	43,490,914	34,045,125

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Decrease) Increase in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$14,259	$7,774
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,209	1,143
Allowance for doubtful accounts	60	76
Value of share-based payment arrangements	—	34
Amortization of deferred finance costs	33	72
Deferred tax asset utilization	496	1,344
Changes in assets and liabilities:
Trade accounts receivable	(19,785)	(17,593)
Inventories	3,988	4,123
Prepaid and other assets	(5,529)	(907)
Income taxes payable	1,833	1,665
Accounts payable and accrued expenses	4,143	(1,879)
Cash provided by (used in) operating activities	707	(4,148)

Cash flows from investing activities:
Additions to property, plant, and equipment	(637)	(517)
Cash used in investing activities	(637)	(517)

Cash flows from financing activities:
Payment of deferred acquisition costs	(528)	(833)
Proceeds from issuance of common stock	355	593
Proceeds from short-term debt – net	—	5,369
Repayment of long-term debt	(155)	(178)
Cash (used in) provided by financing activities	(328)	4,951

(Decrease) increase in cash and cash equivalents	(258)	286
Cash and cash equivalents at beginning of period	33,931	1,258
Cash and cash equivalents at end of period	$33,673	$1,544

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$142	$551

Cash paid for income taxes	$6,559	$1,757

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2016. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2017 and December 31, 2016, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2017 and December 31, 2016. Please see Note 2 for further details on fair value description and hierarchy of the Company’s deferred acquisition cost.

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

For the six month period ended June 30, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 41% of the Company’s revenues. At June 30, 2017, there were $6.5 million in outstanding receivables from these customers.

For the six month period ended June 30, 2016, one customer accounted for 25% of the Company’s revenues. At June 30, 2016, there were $2.1 million in outstanding receivables from this customer.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. For the year ended December 31, 2016 the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed. There were no indicators of impairment during the second quarter of 2017.

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

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of June 30, 2017, and December 31, 2016, the net deferred tax asset was $2.0 million and $2.5 million respectively.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2017, the various states’ statutes of limitations remain open for tax years subsequent to 2009. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2017, and December 31, 2016, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Net income	$8,525	$4,830	$14,259	$7,774

Weighted average number of shares - basic	41,567,848	33,128,518	41,537,894	33,008,588

Shares underlying warrants	-	156,244	-	129,351
Shares underlying options	1,982,378	985,575	1,953,020	907,186
Weighted average number of shares outstanding – diluted	43,550,226	34,270,337	43,490,914	34,045,125

During the three month periods ended June 30, 2017 and 2016, certain options and warrants aggregating none and 106,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2017 and 2016, certain options and warrants aggregating none and 187,000 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear draw down for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020. In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% between now and 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production levels and use of HFCs, with the first reductions by developed countries starting in 2019.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning in 2017. Adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

The following is a roll forward of deferred acquisition costs through June 30, 2017.

(in thousands) unaudited	Total Deferred Acquisition Cost Payable (1)
Balance at December 31, 2016	$789
Payments	(789)
Balance at June 30, 2017	-

(1)	Represents deferred acquisition costs related to the acquisition of a supplier of refrigerants and compressed gases in January 2015. See Note 8 for further details.

(in thousands)	As of December 31, 2016		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Deferred acquisition cost	$789	$789	—	—	$789

Note 3- Inventories

Inventories, net of reserve, consist of the following:

	June 30, 2017	December 31, 2016
(in thousands)
Refrigerant and cylinders	$22,803	$11,168
Packaged refrigerants	41,809	57,433
Total	$64,612	$68,601

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30, 2017	December 31, 2016	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	873	873	39 years
- Equipment	15,293	13,423	3-7years
- Equipment under capital lease	226	248	5-7 years
- Vehicles	1,337	1,360	5 years
- Lab and computer equipment, software	2,747	2,652	3-5 years
- Furniture & fixtures	288	289	7-8 years
- Leasehold improvements	119	119	3 years
- Equipment under construction	351	1,654
Subtotal	22,599	21,983
Accumulated depreciation	15,396	14,451
Total	$7,203	$7,532

Depreciation expense for the six months ended June 30, 2017 and 2016 was $0.9 million and $0.9 million, respectively.

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

The Company’s other intangible assets consist of the following:

		June 30,			December 31,
		2017			2016
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$371	$15	$386	$366	$20
Covenant Not to Compete	6 – 10	1,270	399	871	1,270	322	948
Customer Relationships	3 – 10	2,000	564	1,436	2,000	452	1,548
Trade Name	2	30	30	—	30	30	—
Licenses	10	1,000	266	734	1,000	217	783
Totals identifiable intangible assets		$4,686	$1,630	$3,056	$4,686	$1,387	$3,299

Amortization expense for the six months ended June 30, 2017 and 2016 was $0.2 million and $0.2 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairment charges were recognized for the period ended June 30, 2017 and for the year ended December 31, 2016.

Note 6 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2017 and 2016, the share-based compensation expense of none and $34,000, respectively, is reflected in general and administrative expenses in the consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently during the third quarter 2015 as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2017, the Plans authorized the issuance of 6,000,000 shares of the Company’s common stock and, as of June 30, 2017 there were 3,251,340 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were no grants during the six months periods ended June 30, 2017 and 2016.

A summary of the activity for stock options issued under the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(589,725)	$2.43
-Granted	1,170,534	$3.95
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(159,361)	$2.23
Outstanding at June 30, 2017, (unaudited)	3,055,037	$2.70

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2017 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	3,055,037	2.2 years	$2.70

The intrinsic values of options outstanding at June 30, 2017 and December 31, 2016 are $17.6 million and $17.1 million, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 were $916,787 and $306,000, respectively.

Note 7 - Debt

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is $46,000,000. In December 2016, the Company repaid all of its debt under the current PNC Facility, with approximately $50 million of availability under the revolving line of credit at June 30, 2017. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at June 30, 2017. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

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

On April 8, 2016, the Company entered into an amendment to the PNC Facility (the “2016 PNC Amendment”). Pursuant to the 2016 PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) has been increased from $36,000,000 to $46,000,000. Additionally, pursuant to the 2016 PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) has been extended to June 30, 2020.

The Company was in compliance with all covenants, under the PNC Facility as of June 30, 2017. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

As of December 31, 2015, the valuation and allocation of the purchase price for this acquisition was finalized. As part of that process it was determined that the deferred acquisition cost payable that had been previously recorded at the maximum earn out of $3.0 million per the purchase agreement was overstated by approximately $1.0 million. This adjustment to the deferred acquisition cost payable resulted in lowering the purchase price from approximately $5.4 million to approximately $4.4 million. The final valuation resulted in a reduction in goodwill by approximately $1.9 million, and increase in intangible assets of approximately $0.8 million and an increase in current assets of approximately $0.1 million. This final valuation, as well as the respective changes in the amortization of intangibles, was reflected in the December 31, 2015 financial statements. Please see table in Note 2 for a roll forward of the deferred acquisition cost. The final earnout payment was made during the first quarter of 2017.

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

Note 9- Subsequent Event

On August 9, 2017, the Company entered into a definitive agreement to acquire Airgas Refrigerants, Inc. (“ARI”), a subsidiary of Airgas, Inc., a leading US supplier of industrial gases, in a transaction valued on a gross basis at approximately $220 million, subject to closing and post-closing adjustments.  ARI is a leading refrigerant distributor and EPA certified reclaimer in the U.S.  ARI distributes, reclaims and packages refrigerant gases for a variety of end uses.

The acquisition will be financed with available cash balances plus borrowings under an enhanced asset based lending facility from PNC Bank of up to $150 million and a new term loan from GSO Capital Partners LP of between $95 million and $110 million. No additional Hudson equity will be issued to finance this transaction.

The acquisition of ARI is subject to customary closing conditions, including the consummation of the contemplated debt financing, and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, and is currently expected to close during 2017.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the refrigerant industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2016 and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Overview

Sales of refrigerants continue to represent a significant majority of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and is being reduced by approximately 4.5 million pounds each year and ends at zero in 2020. In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% between now and 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production levels and use of HFCs, with the first reductions by developed countries starting in 2019.

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

On August 9, 2017, the Company entered into a definitive agreement to acquire Airgas Refrigerants, Inc. (“ARI”), a subsidiary of Airgas, Inc., a leading US supplier of industrial gases, in a transaction valued on a gross basis at approximately $220 million, subject to closing and post-closing adjustments.  ARI is a leading refrigerant distributor and EPA certified reclaimer in the U.S.  ARI distributes, reclaims and packages refrigerant gases for a variety of end uses.

The acquisition will be financed with available cash balances plus borrowings under an enhanced asset based lending facility from PNC Bank of up to $150 million and a new term loan from GSO Capital Partners LP of between $95 million and $110 million. No additional Hudson equity will be issued to finance this transaction.

The acquisition of ARI is subject to customary closing conditions, including the consummation of the contemplated debt financing, and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, and is currently expected to close during 2017.

Results of Operations

Three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016

Revenues for the three month period ended June 30, 2017 were $52.2 million, an increase of $17.6 million or 50.9% from the $34.6 million reported during the comparable 2016 period primarily due to increased in refrigerant and related revenues. The increase in refrigerant and related revenues was mainly attributable to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $10.6 million, and an increase in the number pounds of certain refrigerants sold, which accounted for an increase in revenues of $6.0 million.

Cost of sales for the three month period ended June 30, 2017 was $34.8 million or 66.7% of sales. The cost of sales for the three month period ended June 30, 2016 was $24.1 million or 69.7% of sales. The decrease in the cost of sales percentage from 69.7% for the three month period ended June 30, 2016 to 66.7% for the three month period ended June 30, 2017 is primarily due to the increase in the selling price per pound of certain refrigerants sold for the three month period ended June 30, 2017 compared to the same period in 2016.

Operating expenses for the three month period ended June 30, 2017 were $3.5 million, an increase of $1.2 million from the $2.3 million reported during the comparable 2016 period. The increase in operating expenses is primarily due to an increase in nonrecurring fees relating to corporate development initiatives incurred during the second quarter of 2017, and a slight increase in marketing expenses.

Interest expense, for the three month period ended June 30, 2017 was $0.1 million, compared to the $0.4 million reported during the comparable 2016 period. As a result of the paydown of the PNC Facility and December 2016 public offering during the fourth quarter of 2016, the Company incurred lower interest expense in the second quarter of 2017 when compared to the same period in 2016.

Income tax expense for the three month period ended June 30, 2017 was $5.3 million compared to income tax expense for the three month period ended June 30, 2016 of $3.0 million due to higher income for the period.

Net income for the three month period ended June 30, 2017 was $8.5 million, an increase of $3.7 million from the $4.8 million net income reported during the comparable 2016 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016

Revenues for the six month period ended June 30, 2017 were $91.1 million, an increase of $28.3 million or 45.1% from the $62.8 million reported during the comparable 2016 period. The increase in refrigerant and related revenues was mainly attributable to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $19.5 million, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $7.5 million.

Cost of sales for the six month period ended June 30, 2017 was $61.2 million or 67.2% of sales. The cost of sales for the six month period ended June 30, 2016 was $44.8 million or 71.3% of sales. The decrease in the cost of sales percentage from 71.3% for the six month period ended June 30, 2016 to 67.2% for the six month period ended June 30, 2017 is primarily due to the increase in the selling price per pound of certain refrigerants sold for the six month period ended June 30, 2017 compared to the same period in 2016.

Operating expenses for the six month period ended June 30, 2017 were $6.6 million, an increase of $1.7 million from the $4.9 million during the comparable 2016 period. The increase in operating expenses is primarily due to an increase in nonrecurring fees relating to corporate development initiatives incurred during the first half of 2017.

Interest expense for the six month period ended June 30, 2017 was $0.1 million compared to the $0.6 million reported during the comparable 2016 period. As a result of the paydown of the PNC Facility and December 2016 public offering during the fourth quarter of 2016, the Company incurred lower interest expense during the first half of 2017 when compared to the same period in 2016

Income tax expense for the six month period ended June 30, 2017 was $8.9 million compared to income tax expense for the six month period ended June 30, 2016 of $4.8 million due to higher income for the period.

Net income for the six month period ended June 30, 2017 was $14.3 million, an increase of $6.5 million from the $7.8 million net income reported during the comparable 2016 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At June 30, 2017, the Company had working capital, which represents current assets less current liabilities, of $113.5 million, an increase of $15.6 million from the working capital of $97.9 million at December 31, 2016. The increase in working capital is primarily attributable to increased net income during the period.

Inventory and trade receivables are principal components of current assets. At June 30, 2017, the Company had inventories of $64.6 million, a decrease of $4.0 million from $68.6 million at December 31, 2016. The decrease in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2017, the Company had trade receivables, net of allowance for doubtful accounts, of $24.5 million, an increase of $19.7 million from $4.8 million at December 31, 2016. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

At June 30, 2017, cash and cash equivalents was $33.7 million, or approximately $0.2 million lower than the $33.9 million of cash and cash equivalents at December 31, 2016.

Net cash provided by operating activities for the six month period ended June 30, 2017, was $0.7 million compared with net cash used in operating activities of $4.1 million for the comparable 2016 period. Net cash provided by operating activities in the 2017 period was primarily attributable to an increase in net income as well as timing in the Company’s accounts receivable and inventory.

Net cash used in investing activities for the six month period ended June 30, 2017, was $0.6 million compared with net cash used by investing activities of $0.5 million for the comparable 2016 period. The net cash used by investing activities for the 2017 and 2016 periods was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash used in financing activities for the six month period ended June 30, 2017, was $0.3 million compared with net cash provided by financing activities of $5.0 million for the comparable 2016 period. During the fourth quarter of 2016, the Company raised capital in a public offering and paid off the PNC Facility resulting in lower interest when compared to the same period in 2016. No additional borrowings were drawn during the first half of 2017. During the first half of 2017, the Company also paid its final earnout relating to the 2015 acquisition of a supplier of refrigerants and compressed gases.

The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2017 (in 000’s):

	Twelve Months Ending June 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Long and short term debt and capital lease obligations:

Principal	$90	$83	$18	$6	—	—	$197
Estimated interest (1)	8	3	—	—	—	—	11
Operating leases	1,522	975	636	568	320	9	4,030

Total contractual cash obligations	$1,620	$1,061	$654	$574	$320	$9	$4,238

(1)	The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) is currently $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) is $46,000,000. In December 2016, the Company repaid all of its debt under the current PNC Facility, with approximately $50 million of availability under the revolving line of credit at June 30, 2017. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at June 30, 2017. The Termination Date of the Facility (as defined in the PNC Facility) is June 30, 2020.

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

The Company was in compliance with all covenants, under the PNC Facility as of June 30, 2017. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility, as amended, depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the six month period ended June 30, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 41% of the Company’s revenues. At June 30, 2017, there were $6.5 million in outstanding receivables from these customers.

For the six month period ended June 30, 2016, one customer accounted for 25% of the Company’s revenues. At June 30, 2016, there were $2.1 million in outstanding receivables from this customer.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning in 2017. Adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $50,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of June 30, 2017, interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%). The outstanding balance on the PNC Facility as of June 30, 2017 was $0. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2016. There have been no material changes to such matters during the quarter ended June 30, 2017.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 9, 2017
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	August 9, 2017
	Nat Krishnamurti	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

