Form 10-Q
period 2017-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2017-11-09
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	42,039,452 shares
Class	Outstanding at November 7, 2017

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,994	$33,931
Trade accounts receivable – net	13,948	4,797
Inventories	63,810	68,601
Prepaid expenses and other current assets	6,555	847
Total current assets	128,307	108,176

Property, plant and equipment, less accumulated depreciation	7,069	7,532
Deferred tax asset	1,874	2,532
Intangible assets, less accumulated amortization	2,935	3,299
Goodwill	856	856
Other assets	88	75
Total Assets	$141,129	$122,470

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$8,528	$5,110
Accrued expenses and other current liabilities	2,589	2,888
Accrued payroll	824	1,782
Income taxes payable	1,115	322
Short-term debt and current maturities of long-term debt	97	199
Total current liabilities	13,153	10,301
Long-term debt, less current maturities	83	152
Total Liabilities	13,236	10,453

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	-	-
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,039,452 and 41,465,820	420	415
Additional paid-in capital	113,540	114,032
Retained earnings (accumulated deficit)	13,933	(2,430)
Total Stockholders' Equity	127,893	112,017

Total Liabilities and Stockholders' Equity	$141,129	$122,470

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues	24,706	$34,930	$115,766	$97,701
Cost of sales	19,636	22,890	80,811	67,649
Gross profit	5,070	12,040	34,955	30,052

Operating expenses:
Selling, general and administrative	3,473	3,895	9,823	8,507
Amortization	121	127	364	365
Total operating expenses	3,594	4,022	10,187	8,872

Operating income	1,476	8,018	24,768	21,180

Interest expense	(24)	(296)	(170)	(919)

Income before income taxes	1,452	7,722	24,598	20,261

Income tax expense (benefit)	(652)	2,933	8,236	7,699

Net income	$2,104	$4,789	$16,362	$12,562

Net income per common share - Basic	$0.05	$0.14	$0.39	$0.38
Net income per common share - Diluted	$0.05	$0.14	$0.38	$0.37
Weighted average number of shares outstanding - Basic	41,869,528	33,873,479	41,648,439	33,265,470
Weighted average number of shares outstanding - Diluted	43,463,982	35,297,585	43,173,427	34,341,930

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Decrease) Increase in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$16,362	$12,562
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,688	1,723
Allowance for doubtful accounts	90	17
Value of share-based payment arrangements	28	601
Amortization of deferred finance costs	33	113
Deferred tax asset utilization	658	1,584
Adjustment to deferred acquisition payable	-	594
Changes in assets and liabilities:
Trade accounts receivable	(9,241)	(4,834)
Inventories	4,790	(4,687)
Prepaid and other assets	(5,754)	741
Income taxes payable	793	1,787
Accounts payable and accrued expenses	2,690	(2,760)
Cash provided by operating activities	12,137	7,441

Cash flows from investing activities:
Additions to property, plant, and equipment	(861)	(877)
Cash used in investing activities	(861)	(877)

Cash flows from financing activities:
Payment of deferred acquisition costs	(528)	(1,038)
Proceeds from issuance of common stock	722	2,634
Tax payment withholdings related to settlements of stock option awards	(1,235)	-
Repayment of short-term debt – net	-	(5,205)
Proceeds from long-term debt – net	-	27
Repayment of long-term debt	(172)	(264)
Cash used in financing activities	(1,213)	(3,846)

Increase in cash and cash equivalents	10,063	2,718
Cash and cash equivalents at beginning of period	33,931	1,258
Cash and cash equivalents at end of period	$43,994	$3,976

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$227	$806
Cash paid for income taxes	$6,785	$4,328

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

On October 10, 2017, the Company and its wholly-owned subsidiary, Hudson Holdings, Inc. (“Holdings”) completed the acquisition (the “Acquisition”) from Airgas, Inc. (“Airgas”) of all of the outstanding stock of Airgas-Refrigerants, Inc., a Delaware corporation (“ARI”), as more fully described in Note 9. During the third quarter of 2017, the Company changed its presentation of its Consolidated Income Statements to more closely align its results with the acquisition of ARI. Certain balances for the three and nine months ended September 30, 2016, respectively, including $0.9 million and $3.0 million of Selling and Marketing expense and $3.1 million and $5.8 million of General and Administrative expenses, have been reclassified to conform to the current presentation. Since the acquisition did not close until after September 30, 2017, none of the ARI results are included in the Consolidated Income Statements; however, certain pro forma information on a combined basis is included in Note 9.

In preparing the accompanying consolidated financial statements, and in accordance with ASC 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2016. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2017 and December 31, 2016, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2017 and December 31, 2016. Please see Note 2 for further details on fair value description and hierarchy of the Company’s deferred acquisition cost.

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

For the nine month period ended September 30, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 37% of the Company’s revenues. At September 30, 2017, there were $4.3 million in outstanding receivables from these customers.

For the nine month period ended September 30, 2016, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At September 30, 2016, there were no outstanding receivables from these customers.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. For the year ended December 31, 2016, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed. There were no indicators of impairment during the three and nine months ended September 30, 2017.

Revenues and Cost of Sales

Revenues are recorded upon completion of service or product shipment and passage of title to customers in accordance with contractual terms. The Company evaluates each sale to ensure collectability. In addition, each sale is based on an arrangement with the customer and the sales price to the customer is fixed. In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related items. Due to the contract containing multiple elements, the Company assessed the arrangement in accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple-Element Arrangements. ASC 605-25 addresses when and how a company that is providing more than one revenue generating activity or deliverable should separate and account for a multiple element arrangement. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value, and accordingly revenue related to the sale of product is recognized at the time of product shipment, and service revenue is recognized on a straight-line basis over the term of the arrangement.

Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company's facilities. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

Income Taxes

The Company utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities. The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company is expected to recognize future taxable income. The Company assesses the recoverability of its deferred tax assets based on its expectation that it will recognize future taxable income and adjusts its valuation allowance accordingly. As of September 30, 2017, and December 31, 2016, the net deferred tax asset was $1.9 million and $2.5 million, respectively.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2017, the various states’ statutes of limitations remain open for tax years subsequent to 2009. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2017, and December 31, 2016, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows: (dollars in thousands,unaudited):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Net income	$2,104	$4,789	$16,362	$12,562

Weighted average number of shares - basic	41,869,528	33,873,479	41,648,439	33,265,470
Shares underlying options	1,594,454	1,424,106	1,524,988	1,076,460
Weighted average number of shares outstanding – diluted	43,463,982	35,297,585	43,173,427	34,341,930

During the three month periods ended September 30, 2017 and 2016, certain options and warrants aggregating none and 73,034 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2017 and 2016, certain options and warrants aggregating none and 123,034 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The Company noted no impairment indicators during the three and nine months ended September 30, 2017.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016. There was no impact on its results of operations as a result of the adoption of ASU 2015-17.

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

The Company expects to apply the modified retrospective method. As described further in Note 9, the Company acquired ARI in October 2017, and accordingly, the Company is in the process of assessing the revenue practices of the acquired business. Based on the evaluation performed to date, and excluding ARI, the Company does not expect the impact relating to the adoption of this standard to be material to the financial statements. It will result in expanded disclosure, including, related to the Company’s revenue streams, identification of performance obligations and significant judgments made to apply the new standard. However, the Company has not finalized its assessment at this time.

Note 2 - Fair Value

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

The following is a roll forward of deferred acquisition costs through September 30, 2017.

(in thousands, unaudited)	Total Deferred Acquisition Cost Payable (1)
Balance at December 31, 2016	$789
Payments	(789)
Balance at September 30, 2017	-

(1)      Represents deferred acquisition costs related to the acquisition of a supplier of refrigerants and compressed gases in January 2015. See Note 8 for further details.

(in thousands)	As of December 31, 2016		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Deferred acquisition cost	$789	$789	-	-	$789

Note 3 - Inventories

Inventories, net of reserve, consist of the following:

	September 30, 2017	December 31, 2016
(in thousands)	(Unaudited)	(Audited)
Refrigerant and cylinders	$16,491	$11,168
Packaged refrigerants	47,319	57,433
Total	$63,810	$68,601

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30, 2017	December 31, 2016	Estimated Lives
	(Unaudited)	(Audited)
(in thousands)
Property, plant and equipment
- Land	$535	$535
- Buildings	830	830	39 years
- Building improvements	873	873	39 years
- Equipment	15,473	13,423	3-7years
- Equipment under capital lease	180	248	5-7 years
- Vehicles	1,337	1,360	5 years
- Lab and computer equipment, software	2,778	2,652	3-5 years
- Furniture & fixtures	288	289	7-8 years
- Leasehold improvements	119	119	3 years
- Equipment under construction	371	1,654
Subtotal	22,784	21,983
Accumulated depreciation	15,715	14,451
Total	$7,069	$7,532

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $1.3 million and $1.3 million, respectively.

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

The Company’s other intangible assets consist of the following:

		September 30, 2017 (Unaudited)			December 31, 2016 (Audited)
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$372	$14	$386	$366	$20
Covenant Not to Compete	6 – 10	1,270	437	833	1,270	322	948
Customer Relationships	3 – 10	2,000	620	1,380	2,000	452	1,548
Trade Name	2	30	30	-	30	30	-
Licenses	10	1,000	292	708	1,000	217	783
Totals identifiable intangible assets		$4,686	$1,751	$2,935	$4,686	$1,387	$3,299

Amortization expense for the nine months ended September 30, 2017 and 2016 was $0.4 million and $0.4 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairment charges were recognized for the period ended September 30, 2017 and for the year ended December 31, 2016.

Note 6 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2017 and 2016, the share-based compensation expense of $28,000 and $601,000, respectively, is reflected in general and administrative expenses in the Consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently during the third quarter of 2015 as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2017, the Plans authorized the issuance of 6,000,000 shares of the Company’s common stock and, as of September 30, 2017 there were 3,251,340 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were no grants during the nine month periods ended September 30, 2017 and 1,170,534 options granted in the nine months ended September 30, 2016.

A summary of the activity for stock options issued under the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(589,725)	$2.43
-Granted	1,170,534	$3.95
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(984,861)	$3.07
Outstanding at September 30, 2017, (unaudited)	2,229,537	$2.50

During the nine months ended September 30, 2017, there were 984,861 options exercised, 414,229 shares were withheld to cover the exercise price and income tax withholdings of certain employees; approximately $1.2 million of cash was remitted to the government and recorded as financing activity in the statement of cash flows.

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2017 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	2,229,537	1.7 years	$2.50

The intrinsic values of options outstanding at September 30, 2017 and December 31, 2016 are $11.8 million and $17.1 million, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 were $5.2 million and $1.5 million, respectively.

Note 7 - Debt

Please refer to Note 9 for a description of the new credit facilities arising from the acquisition of ARI.

Bank Credit Line

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) at September 30, 2017 was $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) was $46,000,000. In December 2016, the Company repaid all of its debt under the PNC Facility, with approximately $50 million of availability under the revolving line of credit at September 30, 2017. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at September 30, 2017. The Termination Date of the Facility (as defined in the PNC Facility) was June 30, 2020.

Under the terms of the original PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson could initially borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility could be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

Interest on loans under the PNC Facility was payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar Rate (as defined in the PNC Facility) or, for Eurodollar Rate Loans (as defined in the PNC Facility) with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar Rate Loan or (b) the end of the interest period. Interest charges with respect to loans were computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%).

Hudson granted to PNC, for itself, and as agent for such other lenders as may thereafter become a lender under the PNC Facility, a security interest in Hudson’s receivables, intellectual property, general intangibles, inventory and certain other assets.

The PNC Facility contained certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also included certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The PNC Facility contained a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve-month basis. Fixed Charge Coverage Ratio was defined in the PNC Facility, with respect to any fiscal period, as the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental cleanup at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility meant for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges.

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

On April 8, 2016, the Company entered into an amendment to the PNC Facility (the “2016 PNC Amendment”). Pursuant to the 2016 PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) was increased from $36,000,000 to $46,000,000. Additionally, pursuant to the 2016 PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) was extended to June 30, 2020.

The Company was in compliance with all covenants, under the PNC Facility as of September 30, 2017.

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

Note 8 - Acquisitions

See Note 9 regarding the closing of the acquisition of ARI.

On January 16, 2015, the Company acquired certain assets of a supplier of refrigerants and compressed gases, and also hired three employees associated with the business. The purchase price for this acquisition was $2.4 million cash paid at closing and the assumption of a liability of $20,000, and a maximum of an additional $3.0 million earn-out. The asset allocation was approximately $1.6 million of tangible assets, approximately $1.6 million of intangible assets, and approximately $2.3 million of goodwill.

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

Note 9 – Subsequent Event

On October 10, 2017, the Company and its wholly-owned subsidiary, Hudson Holdings, Inc. (“Holdings”) completed the acquisition (the “Acquisition”) from Airgas, Inc. (“Airgas”) of all of the outstanding stock of Airgas-Refrigerants, Inc., a Delaware corporation (“ARI”).

At closing, Holdings paid net cash consideration to Airgas of approximately $209 million, which includes preliminary post-closing adjustments relating to: (i) changes in the net working capital of ARI as of the closing relative to a net working capital target, (ii) the actual amount of specified types of R-22 refrigerant inventory on hand at closing relative to a target amount thereof, and (iii) other consideration pursuant to the Stock Purchase Agreement.

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments and sub-advised by GSO Capital Partners LP.

The following table provides unaudited pro forma total revenues and results of operations for the nine months ended September 30, 2017 and 2016 as if Hudson and ARI had been acquired on January 1, 2016. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as a step-up in basis in inventory, amortization expense on intangible assets arising from the acquisition, and interest on the new loan. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of 2016, nor are they indicative of the future operating results of the combined companies.

	Nine Months Ended September 30,
(unaudited, in thousands)	2017	2016
Revenues	$228,148	$205,228
Net income	$26,317	$15,317
Net income per share
Basic	$0.63	$0.46
Diluted	$0.61	$0.45

The unaudited pro forma earnings for the nine months ended September 30, 2017 were also adjusted to exclude $2.4 million of acquisition-related expenses incurred in 2017.

Amendment and Restatement of Revolving Credit Facility

On October 10, 2017, Hudson Technologies Company (“HTC”), an indirect subsidiary of the Company, and HTC’s affiliates Hudson Holdings, Inc. and Airgas-Refrigerants, Inc., as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, became obligated under an Amended and Restated Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”), PNC Capital Markets LLC as lead arranger and sole bookrunner, and such other lenders as may thereafter become a party to the PNC Facility. The PNC Facility amended and restated HTC’s existing credit facility with PNC.

Under the terms of the PNC Facility, the Borrowers may borrow, from time to time, up to $150 million at any time consisting of revolving loans in a maximum amount up to the lesser of $150 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the PNC Facility. The PNC Facility also contains a sublimit of $15 million for swing line loans and $5 million for letters of credit.

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of Airgas-Refrigerants, Inc. (“ARI”) and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At October 10, 2017, total borrowings under the PNC Facility were $80 million.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability.

Borrowers granted to the Agent, for the benefit of the lenders, a security interest in substantially all of Borrowers’ assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The PNC Facility contains a fixed charge coverage ratio covenant. The PNC Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on October 10, 2022, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

In connection with the closing of the PNC Facility, the Company also entered into an Amended and Restated Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Revolver Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to PNC, as Agent for the benefit of the revolving lenders.

New Term Loan Facility

On October 10, 2017, HTC, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and sub-advised by GSO Capital Partners LP and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers have immediately borrowed $105 million pursuant to a term loan (the “Initial Term Loan”) and may borrow up to an additional $25 million for a period of eighteen months after closing to fund additional permitted acquisitions (the “Delayed Draw Commitment”, and together with the Initial Term Loan, the “Term Loans”).

The Term Loans mature on October 10, 2023. Principal payments on the Term Loans are required on a quarterly basis, commencing with the quarter ending March 31, 2018, in the amount of 1% of the original principal amount of the outstanding Term Loans per annum. The Term Loan Facility also requires annual payments of up to 50% of Excess Cash Flow (as defined in the Term Loan Facility) depending upon the Company’s Total Leverage Ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and casualty and condemnation events. The Term Loans may be prepaid at the option of the Borrowers at par in an amount up to $30 million. Additional prepayments are permitted after the first anniversary of the closing date subject to a prepayment premium of 3% in year two, 1% in year three and zero in year four and thereafter.

Interest on the Term Loans is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of LIBOR plus 7.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility contains a total leverage ratio covenant, tested quarterly. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on their ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

In connection with the closing of the Term Loan Facility, the Company also entered into a Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to Term Loan Agent, as agent for the benefit of the Term Loan Lenders.

The Term Loan Agent and the Agent have entered into an intercreditor agreement governing the relative priority of their security interests granted by the Borrowers and the Guarantor in the collateral, providing that the Agent shall have a first priority security interest in the accounts receivable, inventory, deposit accounts and certain other assets (the “Revolving Credit Priority Collateral”) and the Term Loan Agent shall have a first priority security interest in the equipment, real property, capital stock of subsidiaries and certain other assets (the “Term Loan Priority Collateral”).

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the refrigerant industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate ARI and any other assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2016 and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Results of Operations

Three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016

Revenues for the three month period ended September 30, 2017 were $24.7 million, a decrease of $10.2 million or 29% from the $34.9 million reported during the comparable 2016 period primarily due to a decline in refrigerant and related revenues. The decline in refrigerant and related revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $6.5 million, and a decrease in the number pounds of certain refrigerants sold, which accounted for a decrease in revenues of $3.7 million.

Cost of sales for the three month period ended September 30, 2017 was $19.6 million or 79% of sales. The cost of sales for the three month period ended September 30, 2016 was $22.9 million or 66% of sales. The increase in the cost of sales percentage from 66% for the three month period ended September 30, 2016 to 79% for the three month period ended September 30, 2017 is primarily due to the decrease in the selling price per pound of certain refrigerants sold for the three month period ended September 30, 2017 compared to the same period in 2016.

Operating expenses for the three month period ended September 30, 2017 were $3.6 million, a decrease of $0.4 million from the $4.0 million reported during the comparable 2016 period. The decrease in operating expenses is primarily due to higher stock compensation expense, earnout liability and professional fees in 2016, which was mainly offset by $1.0 million of nonrecurring fees relating to the acquisition of ARI incurred during the third quarter of 2017.

Interest expense, for the three month period ended September 30, 2017 was less than $0.1 million, compared to the $0.3 million reported during the comparable 2016 period. As a result of the paydown of the PNC Facility and December 2016 public offering during the fourth quarter of 2016, the Company incurred lower interest expense in the third quarter of 2017 when compared to the same period in 2016.

Income tax expense (benefit) for the three month period ended September 30, 2017 was a (benefit) of $0.7 million compared to income tax expense for the three-month period ended June 30, 2016 of $3.0 million. The benefit in 2017 arose from $1.2 million of excess tax benefits relating to nonqualified stock option exercises during the third quarter of 2017.

Net income for the three month period ended September 30, 2017 was $2.1 million, a decrease of $2.7 million from the $4.8 million net income reported during the comparable 2016 period, primarily due to the decrease in revenues partially offset by a decrease in operating expenses and income tax expense.

Nine month period ended September 30, 2017 as compared to the Nine month period ended September 30, 2016

Revenues for the nine month period ended September 30, 2017 were $115.8 million, an increase of $18.1 million or 18% from the $97.7 million reported during the comparable 2016 period. The increase in refrigerant and related revenues was mainly attributable to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $13.5 million, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $4.6 million.

Cost of sales for the nine month period ended September 30, 2017 was $80.8 million or 70% of sales. The cost of sales for the nine month period ended September 30, 2016 was $67.6 million or 69% of sales. The increase in the cost of sales percentage from 69% for the nine month period ended September 30, 2016 to 70% for the nine month period ended September 30, 2017 is primarily due to the increase in the cost per pound of certain refrigerants sold for the nine month period ended September 30, 2017 compared to the same period in 2016.

Operating expenses for the nine month period ended September 30, 2017 were $10.2 million, an increase of $1.3 million from the $8.9 million during the comparable 2016 period. The increase in operating expenses is primarily due to $2.4 million of nonrecurring acquisition and related fees relating to the acquisition of ARI, which was consummated on October 10, 2017 offset by a decrease in stock compensation expense and earnout liability in 2017 compared to 2016.

Interest expense for the nine month period ended September 30, 2017 was $0.2 million compared to the $0.9 million reported during the comparable 2016 period. As a result of the paydown of the PNC Facility and December 2016 public offering during the fourth quarter of 2016, the Company incurred lower interest expense during the first nine months of 2017 when compared to the same period in 2016.

Income tax expense for the nine month period ended September 30, 2017 was $8.2 million compared to income tax expense for the nine month period ended September 30, 2016 of $7.7 million due to higher income for the period. The benefit in 2017 arose from $1.2 million of excess tax benefits relating to nonqualified stock option exercises during the third quarter of 2017.

Net income for the nine month period ended September 30, 2017 was $16.4 million, an increase of $3.8 million from the $12.6 million net income reported during the comparable 2016 period, primarily due to the increase in revenues partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At September 30, 2017, the Company had working capital, which represents current assets less current liabilities, of $115.2 million, an increase of $17.3 million from the working capital of $97.9 million at December 31, 2016. The increase in working capital is primarily attributable to increased net income during the period.

Inventory and trade receivables are principal components of current assets. At September 30, 2017, the Company had inventories of $63.8 million, a decrease of $4.8 million from $68.6 million at December 31, 2016. The decrease in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company's ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company's ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At September 30, 2017, the Company had trade receivables, net of allowance for doubtful accounts, of $13.9 million, an increase of $9.1 million from $4.8 million at December 31, 2016. The Company's trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

At September 30, 2017, cash and cash equivalents was $44.0 million, or approximately $10.1 million higher than the $33.9 million of cash and cash equivalents at December 31, 2016.

Net cash provided by operating activities for the nine month period ended September 30, 2017, was $12.1 million compared with net cash provided by operating activities of $7.4 million for the comparable 2016 period. Net cash provided by operating activities in the 2017 period was primarily attributable to an increase in net income as well as timing in the Company’s accounts receivable and prepaid expenses.

Net cash used in investing activities for the nine month period ended September 30, 2017, was $0.9 million compared with net cash used by investing activities of $0.9 million for the comparable 2016 period. The net cash used by investing activities for the 2017 and 2016 periods was primarily related to investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash used in financing activities for the nine month period ended September 30, 2017, was $1.2 million compared with net cash used in financing activities of $3.8 million for the comparable 2016 period. During the third quarter of 2017, the Company made $1.2 million of tax payments for withholdings related to settlements of stock option awards. During the fourth quarter of 2016, the Company raised capital in a public offering and paid off the PNC Facility resulting in lower interest payments when compared to the same period in 2016. No additional borrowings were drawn during the first three quarters of 2017. During the first half of 2017, the Company also paid its final earnout relating to the 2015 acquisition of a supplier of refrigerants and compressed gases.

The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2017 (in 000’s):

	Twelve Months Ending September 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Long and short term debt and capital lease obligations:

Principal	$97	$65	$13	$5	-	-	$180
Estimated interest (1)	7	2	-	-	-	-	9
Operating leases	1,477	802	637	511	239	-	3,666

Total contractual cash obligations	$1,581	$869	$650	$516	$239	$-	$3,855

(1)	The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes.

Acquisition of ARI

On October 10, 2017, the Company and its wholly-owned subsidiary, Hudson Holdings, Inc. (“Holdings”) completed the acquisition (the “Acquisition”) from Airgas, Inc. (“Airgas”) of all of the outstanding stock of Airgas-Refrigerants, Inc., a Delaware corporation (“ARI”).

At closing, Holdings paid net cash consideration to Airgas of approximately $209 million, which includes preliminary post-closing adjustments relating to: (i) changes in the net working capital of ARI as of the closing relative to a net working capital target, (ii) the actual amount of specified types of R-22 refrigerant inventory on hand at closing relative to a target amount thereof, and (iii) other consideration pursuant to the Stock Purchase Agreement.

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments and sub-advised by GSO Capital Partners LP.

Amendment and Restatement of Revolving Credit Facility

On October 10, 2017, Hudson Technologies Company (“HTC”), an indirect subsidiary of the Company, and HTC’s affiliates Hudson Holdings, Inc. and Airgas-Refrigerants, Inc., as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, became obligated under an Amended and Restated Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”), PNC Capital Markets LLC as lead arranger and sole bookrunner, and such other lenders as may thereafter become a party to the PNC Facility. The PNC Facility amended and restated HTC’s existing credit facility with PNC.

Under the terms of the PNC Facility, the Borrowers may borrow, from time to time, up to $150 million at any time consisting of revolving loans in a maximum amount up to the lesser of $150 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the PNC Facility. The PNC Facility also contains a sublimit of $15 million for swing line loans and $5 million for letters of credit.

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At October 10, 2017, total borrowings under the PNC Facility were $80 million.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability.

Borrowers granted to the Agent, for the benefit of the lenders, a security interest in substantially all of Borrowers’ assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The PNC Facility contains a fixed charge coverage ratio covenant. The PNC Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

The commitments under the PNC Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on October 10, 2022, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default.

In connection with the closing of the PNC Facility, the Company also entered into an Amended and Restated Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Revolver Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to PNC, as Agent for the benefit of the revolving lenders.

New Term Loan Facility

On October 10, 2017, HTC, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and sub-advised by GSO Capital Partners LP and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers have immediately borrowed $105 million pursuant to a term loan (the “Initial Term Loan”) and may borrow up to an additional $25 million for a period of eighteen months after closing to fund additional permitted acquisitions (the “Delayed Draw Commitment”, and together with the Initial Term Loan, the “Term Loans”).

The Term Loans mature on October 10, 2023. Principal payments on the Term Loans are required on a quarterly basis, commencing with the quarter ending March 31, 2018, in the amount of 1% of the original principal amount of the outstanding Term Loans per annum. The Term Loan Facility also requires annual payments of up to 50% of Excess Cash Flow (as defined in the Term Loan Facility) depending upon the Company’s Total Leverage Ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and casualty and condemnation events. The Term Loans may be prepaid at the option of the Borrowers at par in an amount up to $30 million. Additional prepayments are permitted after the first anniversary of the closing date subject to a prepayment premium of 3% in year two, 1% in year three and zero in year four and thereafter.

Interest on the Term Loans is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of LIBOR plus 7.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility contains a total leverage ratio covenant, tested quarterly. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on their ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

In connection with the closing of the Term Loan Facility, the Company also entered into a Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to Term Loan Agent, as agent for the benefit of the Term Loan Lenders.

The Term Loan Agent and the Agent have entered into an intercreditor agreement governing the relative priority of their security interests granted by the Borrowers and the Guarantor in the collateral, providing that the Agent shall have a first priority security interest in the accounts receivable, inventory, deposit accounts and certain other assets (the “Revolving Credit Priority Collateral”) and the Term Loan Agent shall have a first priority security interest in the equipment, real property, capital stock of subsidiaries and certain other assets (the “Term Loan Priority Collateral”).

Bank Credit Line Prior to Acquisition of ARI

On June 22, 2012, a subsidiary of Hudson entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the PNC Facility. The Maximum Loan Amount (as defined in the PNC Facility) at September 30, 2017 was $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) was $46,000,000. In December 2016, the Company repaid all of its debt under the PNC Facility, with approximately $50 million of availability under the revolving line of credit at September 30, 2017. In addition, there is a $130,000 outstanding letter of credit under the PNC Facility at September 30, 2017. The Termination Date of the Facility (as defined in the PNC Facility) was June 30, 2020.

Under the terms of the original PNC Facility, as amended by the First Amendment to the PNC Facility, dated February 15, 2013, Hudson could initially borrow up to a maximum of $40,000,000 consisting of a term loan in the principal amount of $4,000,000 and revolving loans in a maximum amount up to $36,000,000. Amounts borrowed under the PNC Facility could be used by Hudson for working capital needs and to reimburse drawings under letters of credit.

Interest on loans under the PNC Facility was payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar Rate (as defined in the PNC Facility) or, for Eurodollar Rate Loans (as defined in the PNC Facility) with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar Rate Loan or (b) the end of the interest period. Interest charges with respect to loans were computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%).

Hudson granted to PNC, for itself, and as agent for such other lenders as may thereafter become a lender under the PNC Facility, a security interest in Hudson’s receivables, intellectual property, general intangibles, inventory and certain other assets.

The PNC Facility contained certain financial and non-financial covenants relating to Hudson, including limitations on Hudson’s ability to pay dividends on common stock or preferred stock, and also included certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The PNC Facility contained a financial covenant to maintain at all times a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, tested quarterly on a rolling twelve-month basis. Fixed Charge Coverage Ratio was defined in the PNC Facility, with respect to any fiscal period, as the ratio of (a) EBITDA of Hudson for such period, minus unfinanced capital expenditures (as defined in the PNC Facility) made by Hudson during such period, minus the aggregate amount of cash taxes paid by Hudson during such period, minus the aggregate amount of dividends and distributions made by Hudson during such period, minus the aggregate amount of payments made with cash by Hudson to satisfy soil sampling and reclamation related to environmental cleanup at the Company’s former Hillburn, NY facility during such period (to the extent not already included in the calculation of EBITDA as determined by the Agent) to (b) the aggregate amount of all principal payments due and/or made, except principal payments related to outstanding revolving advances with regard to all funded debt (as defined in the PNC Facility) of Hudson during such period, plus the aggregate interest expense of Hudson during such period. EBITDA as defined in the PNC Facility meant for any period the sum of (i) earnings before interest and taxes for such period plus (ii) depreciation expenses for such period, plus (iii) amortization expenses for such period, plus (iv) non-cash charges.

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

On April 8, 2016, the Company entered into an amendment to the PNC Facility (the “2016 PNC Amendment”). Pursuant to the 2016 PNC Amendment, the Maximum Loan Amount (as defined in the PNC Facility) increased from $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the PNC Facility) was increased from $36,000,000 to $46,000,000. Additionally, pursuant to the 2016 PNC Amendment the Termination Date of the Facility (as defined in the PNC Facility) was extended to June 30, 2020.

The Company was in compliance with all covenants, under the PNC Facility as of September 30, 2017.

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

For the nine month period ended September 30, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 37% of the Company’s revenues. At September 30, 2017, there were $4.3 million in outstanding receivables from these customers.

For the nine month period ended September 30, 2016, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At September 30, 2016, there were no outstanding receivables from these customers.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016. There was no impact on its results of operations as a result of the adoption of ASU 2015-17.

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

The Company expects to apply the modified retrospective method. As described further in Note 9, the Company acquired ARI in October 2017, and accordingly, the Company is in the process of assessing the revenue practices of the acquired business. Based on the evaluation performed to date, and excluding ARI, the Company does not expect the impact relating to the adoption of this standard to be material to the financial statements. It will result in expanded disclosure, including, related to the Company’s revenue streams, identification of performance obligations and significant judgments made to apply the new standard. However, the Company has not finalized its assessment at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility. The PNC Facility is a $50,000,000 secured facility. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of June 30, 2017, interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Domestic Rate Loans (as defined in the PNC Facility), the sum of the Alternate Base Rate (as defined in the PNC Facility) plus one half of one percent (.50%) and (B) with respect to Eurodollar Rate Loans, the sum of the Eurodollar Rate plus two and one quarter of one percent (2.25%). The outstanding balance on the PNC Facility as of September 30, 2017 was $0. Future interest rate changes on our borrowing under the PNC Facility and the new term Loan Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2016. There have been no material changes to such matters during the quarter ended September 30, 2017.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 9, 2017
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 9, 2017
	Nat Krishnamurti	Date
Chief Financial Officer