Form 10-K
period 2017-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2018-03-16
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2017 was approximately $307,604,835. As of March 1, 2018 there were 42,403,140 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 8, 2018, are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiaries, Hudson Technologies Company and Aspen Refrigerants, Inc., which was formerly known as Airgas-Refrigerants, Inc. prior to the recent acquisition described below. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company's executive offices are located at One Blue Hill Plaza, Pearl River, New York and its telephone number is (845) 735-6000. The Company maintains a website at www.hudsontech.com, the contents of which are not incorporated into this filing.

Recent Acquisition

On October 10, 2017, the Company and its wholly-owned subsidiary, Hudson Holdings, Inc. (“Holdings”) completed the acquisition (the “Acquisition”) from Airgas, Inc. (“Airgas”) of all of the outstanding stock of Airgas-Refrigerants, Inc., a Delaware corporation (“ARI”), and effective October 11, 2017, ARI’s name was changed to Aspen Refrigerants, Inc. At closing, Holdings paid net cash consideration to Airgas of approximately $209 million, which includes preliminary post-closing adjustments relating to: (i) changes in the net working capital of ARI as of the closing relative to a net working capital target, (ii) the actual amount of specified types of R-22 refrigerant inventory on hand at closing relative to a target amount thereof, and (iii) other consideration pursuant to the stock purchase agreement.

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset-based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments and sub-advised by GSO Capital Partners LP.

ARI, which is operated as a wholly owned subsidiary, is a leading refrigerant distributor and distributes, reclaims and packages refrigerant gases for a variety of end uses. Potential benefits of the acquisition of ARI include (i) providing a broader customer network which will provide the Company with increased access to refrigerant for reclamation and strengthen the Company’s refrigerant distribution capabilities; (ii) adding incremental reclamation processing capacity to support the growth in reclamation; (iii) providing a broader customer base for the marketing and sale of the Company’s services offerings; and (iv) enhancing the Company’s geographic footprint in the United States.

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”) refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various sectors of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC refrigerants and hydrofluoro-olefins (“HFO”). HFC refrigerants are not ozone depleting chemicals and are not currently regulated under the Act. However, certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state and federal regulations relating to the sale, use and emissions of HFC refrigerants. The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with lower global warming potentials.

In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% between now and 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production and use of HFCs, with the first reductions by developed countries starting in 2019. The amendment becomes effective January 1, 2019 as more than twenty countries have ratified the amendment. To date, the amendment has not been ratified by the United States.

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

The Act also mandates the recovery of CFC and HCFC refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Under the Act, owners, operators and companies servicing cooling equipment utilizing CFC and HCFC refrigerants are responsible for the integrity of the systems regardless of the refrigerant being used. In November 2016, the EPA issued a final rule extending these requirements to HFCs and to certain other refrigerants that are approved by the EPA as alternatives for CFC and HCFC refrigerants (the “608 Rule”). In January 2017, petitions objecting to, and seeking review of the 608 Rule were filed by certain industry groups. Those petitions are still pending and are currently being held in abeyance until April 30, 2018.

Products and Services

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and refrigerant management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release of refrigerants to the atmosphere and the corresponding ozone depletion and global warming impact. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing.  The Company believes it is the largest refrigerant reclaimer in the United States.  Additionally, the Company has created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems.  These services, known as RefrigerantSide® Services, complement the Company’s refrigerant sales and refrigerant reclamation and management services.  The Company has also developed SmartEnergy OPS® that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the energy efficiency of their systems and save operating costs and improve system reliability.  In addition, the Company is pursuing potential opportunities for the creation and monetization of verified emission reductions.

Refrigerant and Industrial Gas Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in the air conditioning and refrigeration industry. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. Virgin, non-CFC refrigerants, including HCFC and HFC refrigerants, are purchased by the Company from several suppliers and resold by the Company, typically at wholesale. Additionally, the Company regularly purchases used or contaminated refrigerants, some of which are CFC based, from many different sources, which refrigerants are then reclaimed using the Company's high speed proprietary reclamation equipment, its proprietary Zugibeast® system, and then are resold by the Company.  With the acquisition of ARI, the Company has access to an expanded customer base and to a broader variety of the industry for the sale of its refrigerant and industrial gas products and for the purchase of contaminated refrigerants for reclamation and resale.

The Company also sells industrial gases to a variety of industry customers, predominantly to users in or involved with the US Military.  In July 2016, the Company was awarded, as prime contractor, a five-year fixed price contract, including a five-year renewal option, awarded to it by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military Commands and Installations, Federal civilian agencies and Foreign Militaries.  Primary users include the US Army, Navy, Air Force, Marine Corps and Coast Guard.

Refrigerant Management Services

The Company provides a complete offering of refrigerant management services, which primarily include reclamation of refrigerants, laboratory testing through the Company’s laboratory, which has been certified by the Air Conditioning, Heating and Refrigeration Institute (“AHRI”), and banking (storage) services tailored to individual customer requirements. The Company also separates “crossed” (i.e. commingled) refrigerants and provides re-usable cylinder refurbishment and hydrostatic testing services.

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

The Company has also been awarded several US patents for its SmartEnergy OPS®, which is a system for measuring, modifying and improving the efficiency of energy systems, including air conditioning and refrigeration systems, in industrial and commercial applications. This service is a web-based real time continuous monitoring service applicable to a facility’s chiller plant systems. The SmartEnergy OPS® offering enables customers to monitor and improve their chiller plant performance and proactively identify and correct system inefficiencies. SmartEnergy OPS® is able to identify specific inefficiencies in the operation of chiller plant systems and, when used with Hudson’s RefrigerantSide ® Services, can increase the efficiency of the operating systems thereby reducing energy usage and costs. Improving the system efficiency reduces power consumption thereby directly reducing CO 2 emissions at the power plants or onsite.   Lastly, the Company’s ChillSmart® offering, which combines the system optimization with the Company’s Chiller Chemistry ® offering, provides a snapshot of a packaged chiller’s operating efficiency and health. ChillSmart® provides a very effective predictive maintenance tool and helps our customers to identify the operating chillers that cause higher operating costs.

The Company’s engineers who developed and support SmartEnergy OPS® are recognized as Energy Experts and Qualified Best Practices Specialists by the United States Department of Energy (“DOE”) in the areas of Steam and Process Heating under the DOE “Best Practices” program, and are the Lead International Energy Experts for steam, chillers and refrigeration systems for the United Nations Industrial Development Organization (“UNIDO”).  The Company’s staff have trained more than 4,000 industrial plant personnel in the US and internationally and have developed, and are currently delivering, training curriculums in 12 different countries.  The Company’s staff have completed more than 200 industrial ESAs in the US and internationally.

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

Summary of Revenues

The following is a summary of revenues by product category over the last three years:

Years Ended December 31,	2017	2016	2015
(in thousands)
Product and related sales	$136,016	$101,344	$75,154
RefrigerantSide ® Services	4,364	4,137	4,568
Total	$140,380	$105,481	$79,722

Hudson's Network

Hudson operates from a network of facilities located in:

Pearl River, New York	—Company headquarters and administrative offices
Champaign, Illinois	—Reclamation and separation of refrigerants and cylinder refurbishment center; RefrigerantSide® Service depot
Nashville, Tennessee	—Reclamation and separation of refrigerants and cylinder refurbishment center
Ontario, California	—Reclamation and cylinder refurbishment center
Catano, Puerto Rico	—Reclamation center and RefrigerantSide® Service depot
Auburn, Washington	—RefrigerantSide® Service depot
Baton Rouge, Louisiana	—RefrigerantSide® Service depot
Charlotte, North Carolina	—RefrigerantSide® Service depot
Escondido, California	—Refrigerants and Industrial Gases
Stony Point, New York	—RefrigerantSide® Service depot
Tulsa, Oklahoma	—Energy Services
Riverside, California	—Storage facility

Hampstead, New Hampshire	—Telemarketing office
Pottsboro, Texas	—Telemarketing office
Smyrna, Georgia	—Reclamation and separation of refrigerants and cylinder refurbishment center
Long Island City, New York	—Administrative, sales and marketing offices, and refrigerant storage & shipping
Lawrenceville, Georgia	—Administrative offices
Long Beach, California	—Telemarketing office

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. The Company has Alliances in Europe and South Africa, and over time, the Company expects to introduce its technology and offerings to several other markets around the world.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most-widely used refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and is being reduced by approximately 4.5 million pounds each year and will end at zero in 2020.

In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% between now and 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production and use of HFCs, with the first reductions by developed countries starting in 2019. The amendment becomes effective January 1, 2019 as more than twenty countries have ratified the amendment. To date, the amendment has not been ratified by the United States.

Customers

The Company provides its products and services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services. The Company generates sales by purchase order on a real-time basis and therefore does not carry a backlog of sales.

For the year ended December 31, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2017, there were $2.7 million of outstanding receivables from these customers.

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

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet through the Company’s websites (www.hudsontech.com and www.ASPENRefrigerants.com). Information on the Company's websites are not part of this report.

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

The Company competes with numerous regional and national companies that market reclaimed and virgin refrigerants and provide refrigerant reclamation services. Certain of these competitors possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company and, in some instances, serve a more extensive geographic area than the Company. Prior to the acquisition, ARI was a national competitor of Hudson in the sale of reclaimed and virgin refrigerants and in refrigerant reclamation services.

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

Government Regulation

The business of refrigerant and industrial gas sales, reclamation and management is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the United States Occupational Safety and Health Administration (“OSHA”) and the United States Department of Transportation (“DOT”).

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

The Company is also subject to regulations adopted by the DOT which classify most refrigerants and industrial gases handled by the Company as hazardous materials or substances and imposes requirements for handling, packaging, labeling and transporting refrigerants and which regulate the use and operation of the Company’s commercial motor vehicles used in the Company’s business.

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

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratories, which are AHRI certified, to assure that reclaimed refrigerants comply with AHRI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs twelve persons engaged full-time in quality control and to monitor the Company's operations for regulatory compliance.

Employees

On December 31, 2017, the Company had 262 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company's employees are represented by a union. The Company believes it has good relations with its employees.

Patents and Proprietary Information

The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between August 2019 and April 2031.

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

Our existing credit facilities, consisting of an asset-based lending facility of up to $150 million from PNC Bank and a term loan of $105 million from funds advised by FS Investments and sub-advised by GSO Capital Partners LP., are secured by substantially all of our assets and the PNC Bank facility contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facilities also include negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

We may not successfully integrate ARI into our operations.

Our recent acquisition of ARI substantially increased the size and complexity of our company and its operations. We may not be able to successfully integrate the assets, liabilities, customers, systems or management personnel of ARI into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. We do not have prior experience integrating an acquisition of this size and complexity and therefore there can be no assurance that we will be able to successfully integrate ARI.

We may need additional financing to satisfy our future capital requirements, which may not be readily available to us.

Our capital requirements may be significant in the future. In the future, we may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility with PNC Bank that expires in October 2022 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business, our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility and term loan. There can be no assurance that we will be able to obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

Liquidity

These conditions could reduce our liquidity, which could have a negative impact on our financial condition and results of operations.

Demand

These conditions could lower the demand and/or price for our product and services, which would have a negative impact on our results of operations.

Financial Covenants

These conditions could impact our ability to meet our loan covenants which, if we are unable to obtain a waiver from our lenders, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

The refrigerant reclamation and management business is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the OSHA and DOT. Although we believe that we are in material compliance with all applicable regulations material to our business operations, amendments to existing statutes and regulations or adoption of new statutes and regulations that affect the marketing and sale of refrigerant could require us to continually alter our methods of operation and/or discontinue the sale of certain of our products resulting in costs to us that could be substantial. We may not be able, for financial or other reasons, to comply with applicable laws, regulations and permit requirements, particularly as we seek to enter into new geographic markets. Our failure to comply with applicable laws, rules or regulations or permit requirements could subject us to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would, if of significant magnitude, materially adversely impact our operations and future financial condition.

A number of factors could negatively impact the price and/or availability of refrigerants, which would, in turn, adversely affect our business and financial condition.

Refrigerant sales continue to represent a significant majority of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitation: (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the amendment to the Montreal Protocol, if ratified, and any legislation and regulation enacted to implement the amendment, could impose limitations on production and consumption of HFC refrigerants; (iii) introduction of new refrigerants and air conditioning and refrigeration equipment; (iv) price competition resulting from additional market entrants; (v) changes in government regulation on the use and production of refrigerants; and (vi) reduction in price and/or demand for refrigerants. We do not maintain firm agreements with any of our suppliers of refrigerants and we do not hold allowances permitting us to purchase and import HCFC refrigerants from abroad. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HCFC production, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

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

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and climate change and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants. Current and future global warming and climate change or related legislation and/or regulations may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. In addition, an amendment to the Montreal Protocol has established timetables for all developed and developing countries to freeze and then reduce production and use of HFCs by 85% between now and 2047, with the first reductions by developed countries starting in 2019. The amendment becomes effective January 1, 2019. To date, the amendment has not been ratified by the United States. It is unclear if the United States will ratify the amendment and, if it does ratify the amendment, it is unclear what legislation and/or regulations will be enacted to implement the amendment.

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

Currently, our officers and directors collectively own approximately 14% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

We may fail to successfully integrate any additional acquisitions made by us into our operations.

As part of our business strategy, we may look for opportunities to grow by acquiring other product lines, technologies or facilities that complement or expand our existing business. We may be unable to identify additional suitable acquisition candidates or negotiate acceptable terms. In addition, we may not be able to successfully integrate any assets, liabilities, customers, systems or management personnel we may acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. There can be no assurance that we will be able to successfully integrate any prior or future acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in a multi-tenant building in Pearl River, New York, which houses the Company’ executive officers, its accounting and administrative staff, and its information technology staff and equipment, and maintains administrative and sales offices for ARI in Long Island City, New York. The Company’s key reclamation, processing and cylinder refurbishment facilities are located in Champaign, Illinois, in Smyrna, Georgia and in Nashville, Tennessee. The Company also sells industrial gases out of facilities located in Escondido, California and in Champaign, Illinois. The Company maintains smaller reclamation and cylinder refurbishing facilities in Ontario, California and in Cantano, Puerto Rico. The Company also maintains four smaller service depots for the performance of its RefrigerantSide® Services and maintains three sales and telemarketing offices.

Hudson’s key operational facilities are as follows:

Location	Owned or Leased	Description
Pearl River, New York	Leased	Company headquarters and administrative offices
Champaign, Illinois	Owned	Reclamation and separation of refrigerants and cylinder refurbishment
Champaign, Illinois	Leased	Refrigerant packaging, cylinder refurbishment, RefrigerantSide® Service depot, refrigerant and industrial gases storage
Nashville, Tennessee	Leased	Reclamation and separation of refrigerants and cylinder refurbishment center
Smyrna, Georgia	Leased	Reclamation and separation of refrigerants and cylinder refurbishment center
Smyrna, Georgia	Owned	Refrigerant Storage
Long Island City, New York	Leased	Administrative, sales and marketing offices, refrigerant storage & shipping
Escondido, California	Leased	Refrigerants and Industrial gases
Tulsa, Oklahoma	Leased	Energy Services

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

During the years ended December 31, 2017, 2016 and 2015 the Company incurred no additional remediation costs in connection with the matters above. The remaining liability on our Balance Sheet as of December 31, 2017 is approximately $90,000. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the NASDAQ Capital Market under the symbol “HDSN”. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the common stock as reported by NASDAQ.

	High	Low
2017
- First Quarter	$8.20	$6.13
- Second Quarter	$8.74	$6.35
- Third Quarter	$9.44	$7.71
- Fourth Quarter	$7.83	$5.49

2016
- First Quarter	$3.69	$2.64
- Second Quarter	$3.95	$3.09
- Third Quarter	$6.72	$3.26
- Fourth Quarter	$8.50	$5.55

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2012, to two indices: the NASDAQ Composite Index and the Nasdaq Industrial Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

The number of record holders of the Company's common stock was approximately 141 as of March 9, 2018. The Company believes that there are in excess of 7,000 beneficial owners of its common stock.

To date, the Company has not declared or paid any cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company's operations and development of its business and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. In addition, the Company has a credit facility with PNC Bank National Association (“PNC”) and a separate term loan that, among other things, restrict the Company's ability to declare or pay any cash dividends on its capital stock.

Item 6. Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 31, 2017, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included either elsewhere in this report or in reports we have filed previously with the SEC. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	For the Year Ended
(Amounts in thousands, except per share data)	2017 *	2016	2015	2014	2013
Selected Statement of Operations Data:
Revenues	$140,380	$105,481	$79,722	$55,810	$58,634
Gross profit	$37,984	$31,086	$18,489	$6,446	$(730)
Operating income (loss)	$15,132	$18,947	$8,181	$(985)	$(8,485)
Net income (loss)	$11,157	$10,637	$4,763	$(720)	$(5,842)
Net income (loss) per share - Basic	$0.27	$0.31	$0.15	$(0.02)	$(0.24)
Net income (loss) per share- Diluted	$0.26	$0.30	$0.14	$(0.02)	$(0.24)
Weighted average number of shares- Basic	41,764	34,104	32,547	29,123	24,826
Weighted average number of shares- Diluted	42,767	35,417	33,936	29,123	24,826

Selected Balance Sheet Data:
Cash and cash equivalents	$5,002	$33,931	$1,258	$935	$669
Inventory	$172,485	$68,601	$61,897	$37,017	$33,967
Total assets	$321,444	$122,470	$85,011	$59,935	$52,368
Debt- short and long-term	$167,360	$351	$24,866	$10,709	$20,038
Stockholders’ Equity	$123,453	$112,017	$49,425	$43,999	$28,086

*- 2017 includes the operating results of ARI from October 10, 2017, which is the acquisition date, through December 31, 2017. No ARI results are included in prior periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate ARI and any other assets it acquires from third parties into its operations, and other risks detailed in the this report and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carry forwards (“NOLs”), goodwill and intangible assets and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests for any impairment of goodwill annually. Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 2 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the DLA for the management, supply, and sale of refrigerants, compressed gases, cylinders and related terms.

Recent Acquisition

On October 10, 2017, the Company and its wholly-owned subsidiary, Holdings, completed the Acquisition of ARI and effective October 11, 2017, ARI’s name was changed to Aspen Refrigerants, Inc. At closing, Holdings paid net cash consideration to Airgas of approximately $209 million, which includes preliminary post-closing adjustments relating to: (i) changes in the net working capital of ARI as of the closing relative to a net working capital target, (ii) the actual amount of specified types of R-22 refrigerant inventory on hand at closing relative to a target amount thereof, and (iii) other consideration pursuant to the stock purchase agreement.

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset-based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments and sub-advised by GSO Capital Partners LP.

Results of Operations

Year ended December 31, 2017 as compared to the year ended December 31, 2016

Revenues for the year ended December 31, 2017 were $140.4 million, an increase of $34.9 million or 33.1% from the $105.5 million reported during the comparable 2016 period. Included in the increase in revenues of $34.9 million is $14.8 million from ARI revenue subsequent to the acquisition date of October 10, 2017. The remaining increase in revenues of $20.1 million results from an increase in Hudson’s historical businesses. The increase in Hudson’s historical refrigerant and related revenue is primarily related to an increase in the selling price per pound of certain refrigerants sold, which accounted for an increase in revenues of $16.2 million, as well as an increase in the number of pounds of certain refrigerants sold, which accounted for an increase in revenues of $3.9 million.

Cost of sales for the year ended December 31, 2017 was $102.4 million or 73% of sales. The cost of sales for the year ended December 31, 2016 was $74.4 million or 71% of sales. The increase in the cost of sales percentage from 71% for the year ended December 31, 2016 to 73% for the year ended December 31, 2017 is primarily due to the increase in the cost per pound of certain refrigerants sold for the twelve month period ended December 31, 2017 compared to the same period in 2016. In addition, subsequent to the acquisition of ARI during the fourth quarter of 2017, the Company recorded approximately $0.8 million of amortization relating to the step-up of basis of newly acquired inventories.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2017 were $21.7 million, an increase of $10.0 million from the $11.7 million reported during the comparable 2016 period. The increase in SG&A is primarily due to $6.3 million of nonrecurring acquisition and related fees relating to the acquisition of ARI, which was consummated on October 10, 2017; and $4.0 million of additional operating expense relating to the ARI operations.

Amortization expense for the year ended December 31, 2017 was $1.1 million, an increase of $0.6 million from the $0.5 million reported during the comparable 2016 period. The variance is almost entirely due to increased amortization expense of other intangible assets, such as customer relationships, relating to the ARI acquisition during the fourth quarter of 2017.

Other expense for the year ended December 31, 2017 was $3.1 million, compared to the $1.7 million reported during the comparable 2016 period. The $1.4 million difference is mainly due to a $2.0 million increase in interest expense relating to additional borrowings as a result of the ARI acquisition, offset by the $0.6 million reduction in Other expense, namely the absence of any 2017 earnout-related expense from prior acquisitions, which existed in 2016.

Income tax expense for the year ended December 31, 2017 was $0.8 million compared to income tax expense for the year ended December 31, 2016 of $6.6 million. In 2017, there were two key drivers of a reduction in income tax expense: (1) approximately $1.4 million from the effect of new federal tax legislation enacted during the fourth quarter of 2017, and (2) approximately $2.4 million of excess tax benefits associated with the exercise of stock options in 2017. For 2017 and 2016, income tax expense was reported for federal and state income taxes using statutory rates applied to adjusted pre-tax income.

Net income for the year ended December 31, 2017 was $11.2 million, an increase of $0.6 million from the $10.6 million net income reported during the comparable 2016 period, primarily due to the increase in revenues and a lower effective tax rate, partially offset by an increase in operating expenses and other expenses.

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

Other expense for the year ended December 31, 2016 was $1.7 million, compared to the $0.5 million reported during the comparable 2015 period. The Company recorded $0.6 million of expense relating to a deferred acquisition cost in 2016, compared to $0.3 million of income in 2015. Interest expense included in Other expense increased from $0.8 million in 2015 to $1.1 million in 2016. The increase in interest expense is due to increased borrowings under the PNC Credit Facility. As of December 31, 2016, the Company had paid off its borrowings under the PNC Credit Facility.

Income tax expense for the year ended December 31, 2016 was $6.6 million compared to income tax expense for the year ended December 31, 2015 of $2.9 million. The $3.7 million increase was attributable to higher pre-tax income for 2016 when compared to 2015. For 2016 and 2015, income tax expense was reported for federal and state income taxes using statutory rates applied to adjusted pre-tax income.

Net income for the year ended December 31, 2016 was $10.6 million, an increase of $5.8 million from the $4.8 million net income reported during the comparable 2015 period, primarily due to the increase in revenues, partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

At December 31, 2017, the Company had working capital, which represents current assets less current liabilities, of $113.6 million, an increase of $15.7 million from the working capital of $97.9 million at December 31, 2016. The increase in working capital is primarily attributable to the increased net assets acquired through the ARI acquisition and higher net income in 2017.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the year ended December 31, 2017, was $18.4 million compared with $9.3 million of net cash provided by operating activities for the comparable 2016 period and net cash used in operating activities of $10.5 million for the comparable 2015 period. Net cash provided by operating activities for the year ended December 31, 2017 was primarily attributable to increased net income and the timing of our accounts payable and receivable. Net cash provided by operating activities for the 2016 period was primarily attributable to net income, offset by increases in accounts receivable and inventory. Net cash used by operating activities for the 2015 period was primarily attributable to an increase in inventory partially offset by net income, the utilization of the deferred tax assets, as well as increases in accounts payable and accrued expenses.

Net cash used by investing activities for the year ended December 31, 2017, was $210.0 million, compared with net cash used by investing activities of $1.7 million for the comparable 2016 period, and net cash used by investing activities of $3.3 million for the comparable 2015 period. The net cash used by investing activities for the year ended December 31, 2017 was primarily related to the acquisition of ARI for $209.0 million, as previously discussed, and approximately $1.0 million of additions to property, plant and equipment. The net cash used by investing activities for the 2016 period was primarily related to investment in general purpose equipment for the Company’s reclamations operations. The net cash used by investing activities for the 2015 period was primarily related to the acquisition of a refrigerant and compressed gases supplier, as well as investment in general purpose equipment for the Company’s Champaign, Illinois facility.

Net cash provided by financing activities for the year ended December 31, 2017, was $162.7 million compared with net cash provided by financing activities of $25.1 million for the comparable 2016 period, and net cash provided by financing activities of $14.2 million for the comparable 2015 period. The net cash provided by financing activities for the year ended December 31, 2017 was primarily due to the financing of the ARI acquisition during the fourth quarter of 2017. The Company initially borrowed $185 million, consisting of $105 million from a term loan and $80 million of revolving loans under the PNC credit facility, and then subsequently paid $15 million of the revolver to arrive at a balance of $170 million of debt related to the ARI acquisition as of December 31, 2017. The Company also incurred $5.4 million of debt financing costs related to the transaction, which are amortized over the term of each loan. The net cash provided by financing activities for the 2016 period was primarily due to the proceeds from the issuance of common stock, offset by the repayment of debt and payment of deferred acquisition cost. The net cash provided by financing activities for the 2015 period was primarily due to increased borrowings on the PNC credit facility.

The Company had cash and cash equivalents of $5.0 million and $33.9 million at December 31, 2017 and 2016, respectively. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations. The Company continues to assess its capital expenditure needs.

The following is a summary of the Company's significant contractual obligations for the periods indicated that existed as of December 31, 2017 (in 000’s):

	Twelve Month Period Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Long and short term debt and capital lease obligations:

Revolving credit line (1)	$65,054	$-	$-	$-	$-	$-	$65,054
Term loan	1,050	1,050	1,050	1,050	1,050	99,750	105,000
Other liabilities	98	47	9	3	-	-	157

Estimated interest (2)	11,318	9,026	8,934	8,843	8,751	8,660	55,532
Operating leases	2,374	1,183	1,155	958	655	3,943	10,268

Total contractual obligations	$79,894	$11,306	$11,148	$10,854	$10,456	$112,353	$236,011

(1) Assumes $65 million of revolving loans under the PNC credit facility will be paid within 12 months. Remaining amounts are primarily principal due on the term loan.

(2) The estimated future interest payments on all debt other than revolving debt are based on the respective interest rates applied to the declining principal balances on each of the notes. Interest rate assumed is the current existing Eurodollar rate plus applicable margin applied to all future periods.

Credit Facilities

Amendment and Restatement of Revolving Credit Facility

On June 22, 2012, Hudson Technologies Company (“HTC”), an indirect subsidiary of the Company, entered into a Revolving Credit, Term Loan and Security Agreement (the “Original PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the Original PNC Facility. Between June 2012 and April 2016, the Company entered into six amendments to the Original PNC Facility. Under the terms of the Original PNC Facility, as amended, the Maximum Loan Amount (as defined in the Original PNC Facility) was $40,000,000 to $50,000,000, the Maximum Revolving Advance Amount (as defined in the Original PNC Facility) was $46,000,000. Additionally, pursuant to the Fifth PNC Amendment, the Termination Date of the Facility (as defined in the Original PNC Facility) was extended to June 30, 2020.

On October 10, 2017, HTC, Holdings and ARI, as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, became obligated under an Amended and Restated Revolving Credit and Security Agreement (the “PNC Facility”) with PNC, as administrative agent, collateral agent and lender, PNC Capital Markets LLC as lead arranger and sole bookrunner, and such other lenders as may thereafter become a party to the PNC Facility. The PNC Facility amended and restated the Original PNC Facility.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At December 31, 2017, total borrowings under the PNC Facility were $65 million, and total availability was $64.3 million. In addition, there was a $130,000 outstanding letter of credit at December 31, 2017.

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

Borrowers and the Company granted to the Agent, for the benefit of the lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

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

New Term Loan Facility

On October 10, 2017, HTC, Holdings and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and sub-advised by GSO Capital Partners LP and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Initial Term Loan”) and may borrow up to an additional $25 million for a period of eighteen months after closing to fund additional permitted acquisitions (the “Delayed Draw Commitment”, and together with the Initial Term Loan, the “Term Loans”).

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

Interest on the Term Loans is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 7.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

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

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility as of December 31, 2017. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility and the Term Loan Facility depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

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

For the year ended December 31, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2017, there were $2.7 million outstanding receivables from these customers.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04) which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and has applied its guidance in its impairment assessments.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance involves several aspects of accounting for employee share-based payments including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted this ASU on a prospective basis on January 1, 2017. Excess tax benefits and deficiencies are recognized in the consolidated statement of earnings rather than capital in excess of par value of stock. Excess tax benefits within the consolidated statement of cash flows are presented as an operating activity. The impact of the adoption on the Company’s income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. The Company adopted this ASU at the beginning of 2017 and during 2017, the impact of this standard reduced the Company’s income tax expense and increased net income by approximately $2.4 million.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 340): Simplifying the Measurement of Inventory.” Under ASU 2015-11, companies utilizing the first-in, first-out or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The  adoption of ASU 2015-11 did not have a material impact on the Company’s results of operations or financial position.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures related to the entity’s revenue streams, performance obligations and significant judgments made in applying the standard. This ASU is effective for annual periods beginning after December 15, 2017 and should be applied retrospectively to each reporting period presented or using a modified retrospective application with the cumulative effect recognized at the date of initial application. The Company will adopt this standard on January 1, 2018 using the modified retrospective method.  The Company has substantially completed its assessment of its revenue practices. Based on the evaluation performed to date, the Company has concluded that the adoption of this standard will have no impact on our financial position, results of operations or cash flows and will not have a significant impact on our internal controls over financial reporting. The Company is still assessing the impact the adoption of the standard will have on the newly required disclosures, which will be finalized during the first quarter of 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility and on the Term Loan Facility. The PNC Facility is a $150,000,000 secured facility, and the Term Loan Facility provides for Term Loans of $105,000,000, subject to increase under certain circumstances.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability. There was $65,000,000 outstanding balance on the PNC Facility as of December 31, 2017. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Interest on the Term Loans is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 7.25% and is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. There was $105,000,000 outstanding balance on the Term Loan Facility as of December 31, 2017. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the effect on interest expense would be approximately $1.65 million as of December 31, 2017.

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

Not Applicable.

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

Changes in Internal Control over Financial Reporting

As previously discussed, the Company acquired ARI on October 10, 2017, resulting in changes in the Company’s internal control over financial reporting relating to new controls, which the Company is currently evaluating, as stated below in Management’s Report on Internal Control over Financial Reporting. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. Accordingly, we have excluded Aspen Refrigerants, Inc. from the scope of management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The assets and revenues of Aspen Refrigerants, Inc. excluded from management's assessment constituted 40% of total assets as of December 31, 2017 and 11% and -1% of revenues and net income, respectively, for the year ended December 31, 2017. Management did not assess the effectiveness of internal control over financial reporting of Aspen Refrigerants, Inc. because of the timing of the acquisition, which was completed on October 10, 2017.

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2017 and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, NY

Opinion on Internal Control over Financial Reporting

We have audited Hudson Technologies, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aspen Refrigerants, Inc. which was acquired on October 10, 2017 and which is included in the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes. Aspen Refrigerants, Inc. constituted 40% of total assets as of December 31, 2017 and 11% and -1% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Aspen Refrigerants, Inc. because of the timing of the acquisition which was completed on October 10, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aspen Refrigerants, Inc.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Stamford, CT

March 16, 2018

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2018, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2018, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2018, and to be filed with the Securities Exchange Commission.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,069,440	$4.28	2,259,130

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2018, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant's independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2018, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
2.1	Stock Purchase Agreement, dated August 9, 2017, by and among Hudson Technologies, Inc., Hudson Holdings, Inc. and Airgas, Inc. (21)
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (11)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (16)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	2004 Stock Incentive Plan. (8)*
10.3	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (6)
10.4	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (6)
10.5	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (10)*
10.6	Agreement with Brian F. Coleman, as amended. (10)*
10.7	Agreement with Charles F. Harkins, as amended. (10)*
10.8	Agreement with Stephen P. Mandracchia, as amended. (10)*
10.9	2008 Stock Incentive Plan. (9)*
10.10	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (10)*
10.11	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (10)*
10.12	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (10)*
10.13	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (10)*
10.14	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (10)*
10.15	Long Term Care Insurance Plan Summary. (12)*

10.16	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (13) *
10.17	2014 Stock Incentive Plan (14)*
10.18	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (15)*
10.19	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (15)*
10.20	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (15)*
10.21	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (15)*
10.22	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (15)*
10.23	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)*
10.24	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)*
10.25	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)*
10.26	Second Amended and Restated Employment Agreement with Kevin J. Zugibe. (17)*
10.27	Amended and Restated Agreement with Brian Coleman (17)*
10.28	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between Hudson Technologies Company and PNC, dated April 8, 2016. (18)
10.29	Second Amended and Restated Revolving Credit Note, dated April 8, 2016 by Hudson Technologies Company as borrower in favor of PNC. (18)
10.30	Guarantor’s’ Ratification, dated April 8, 2016 by the Registrant and Hudson Holdings, Inc. (18)
10.31	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnumurti. (19)*
10.32	Underwriting Agreement among William Blair & Company, L.L.C. and Craig-Hallum Capital Group LLP, for themselves and as representatives of several underwriters, and Hudson Technologies, Inc. dated December 8, 2016. (20)
10.33	Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 with PNC Bank, National Association (22)
10.34	Amended and Restated Guaranty and Suretyship Agreement dated October 10, 2017 by Hudson Technologies, Inc. (22)
10.35	Term Loan Credit and Security Agreement dated October 10, 2017 with U.S. Bank National Association as Administrative Agent and Collateral Agent for the Term Lenders (22)
10.36	Guaranty and Suretyship Agreement dated October 10, 2017 by Hudson Technologies, Inc. (22)
10.37	First Amendment to Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (23)
14	Code of Business Conduct and Ethics. (7)
21	Subsidiaries of the Company. (24)
23.1	Consent of BDO USA, LLP. (24)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (24)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (24)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (24)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(8)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004 .
(9)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(14)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014 .
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(17)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed April 14, 2016.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 9, 2016.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed August 9, 2017.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 11, 2017.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 7, 2017.
(24)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) .. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1994.

Stamford, CT

March 16, 2018

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,002	$33,931
Trade accounts receivable – net	14,831	4,797
Inventories	172,485	68,601
Income tax receivable	9,664	—
Prepaid expenses and other current assets	6,934	847
Total current assets	208,916	108,176

Property, plant and equipment, less accumulated depreciation	30,461	7,532

Deferred tax asset	—	2,532
Goodwill	49,464	856
Intangible assets, less accumulated amortization	32,419	3,299
Other assets	184	75
Total Assets	$321,444	$122,470

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$10,885	$5,110
Accrued expenses and other current liabilities	15,221	2,888
Accrued payroll	3,052	1,782
Income taxes payable	—	322
Current maturities of long-term debt	1,050	—
Short-term debt	65,152	199
Total current liabilities	95,360	10,301
Deferred tax liability	1,473	-
Long-term debt, less current maturities, net of deferred financing costs	101,158	152
Total Liabilities	197,991	10,453

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,398,140 and 41,465,820	424	415
Additional paid-in capital	114,302	114,032
Retained earnings (Accumulated deficit)	8,727	(2,430)
Total Stockholders' Equity	123,453	112,017

Total Liabilities and Stockholders' Equity	$321,444	$122,470

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2017	2016	2015

Revenues	$140,380	$105,481	$79,722
Cost of sales	102,396	74,395	61,233
Gross profit	37,984	31,086	18,489

Operating expenses:
Selling, general and administrative	21,745	11,651	9,796
Amortization	1,107	488	512
Total operating expenses	22,852	12,139	10,308

Operating income	15,132	18,947	8,181

Other income (expense):
Interest expense	(3,156)	(1,118)	(776)
Other income (expense)	28	(564)	302
Total other income (expense)	(3,128)	(1,682)	(474)

Income before income taxes	12,004	17,265	7,707

Income tax expense	847	6,628	2,944

Net income	$11,157	$10,637	$4,763

Net income per common share – Basic	$0.27	$0.31	$0.15
Net income per common share – Diluted	$0.26	$0.30	$0.14

Weighted average number of shares outstanding – Basic	41,764,230	34,104,476	32,546,840

Weighted average number of shares outstanding – Diluted	42,766,843	35,416,910	33,936,099

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2015	32,312,276	$323	$61,505	$(17,829)	$43,999
Issuance of common stock upon exercise of stock options and warrants	482,506	5	455	—	460

Issuance of common stock for services	9,835	—	30	—	30

Value of share-based arrangements	—	—	173	—	173

Net income	—	—	—	4,763	4,763

Balance at December 31, 2015	32,804,617	$328	$62,163	$(13,066)	$49,425

Sale of common stock	7,392,856	74	48,282	—	48,356

Issuance of common stock upon exercise of stock options and warrants	1,251,199	13	2,691	—	2,704

Excess tax benefits from exercise of stock options	—	—	189	—	189

Issuance of common stock for services	17,148	—	105	—	105

Value of share-based arrangements	—	—	601	—	601

Net income	—	—	—	10,637	10,637

Balance at December 31, 2016	41,465,820	$415	$114,032	$(2,430)	$112,017

Issuance of common stock upon exercise of stock options and warrants	1,207,729	12	795	—	807

Tax withholdings related to net share settlements of stock option awards	(281,645)	(3)	(2,023)	—	(2,026)

Issuance of common stock for services	6,236	—	47	—	47

Value of share-based arrangements	—	—	1,451	—	1,451

Net income	—	—	—	11,157	11,157

Balance at December 31, 2017	42,398,140	$424	$114,302	$8,727	$123,453

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$11,157	$10,637	$4,763
Adjustments to reconcile net income to cash provided (used) in operating activities:
Depreciation	2,272	1,737	1,560
Amortization of intangible assets	1,107	488	512
Amortization of step-up of basis in inventories	833	—	—
Allowance for doubtful accounts	136	21	99
Amortization of deferred finance cost	218	154	75
Value of share-based payment arrangements	1,498	706	203
Excess tax benefits from stock option exercise	—	(189)	—
Deferred tax expense	4,005	1,080	2,768
Other non cash (income) expenses	—	564	(302)
Changes in assets and liabilities (net of acquisitions):
Trade accounts receivable	4,498	(404)	(545)
Inventories	(840)	(6,704)	(23,430)
Prepaid and other assets	(3,039)	523	(465)
Income taxes payable	(9,986)	562	—
Accounts payable and accrued expenses	6,026	173	4,259
Other liabilities	481	—	—
Cash provided (used) in operating activities	18,366	9,348	(10,503)

Cash flows from investing activities:
Payments for acquisitions	(208,969)	—	(2,424)
Additions to patents	—	—	(12)
Additions to property, plant and equipment	(1,022)	(1,733)	(889)
Cash used in investing activities	(209,991)	(1,733)	(3,325)

Cash flows from financing activities:
Net proceeds from issuances of common stock	807	51,060	460
Tax payment withholdings related to settlements of stock option awards	(2,026)	—	—
Excess tax benefits from stock-based compensation	—	189	—
Payment of deferred financing costs	(5,385)	—	—
(Repayments of) borrowing from short-term debt – net	65,000	(20,227)	14,172
Proceeds from long-term debt	105,000	61	292
Repayment of long-term debt	(172)	(4,349)	(328)
Payment of deferred acquisition cost	(528)	(1,676)	(445)
Cash provided by financing activities	162,696	25,058	14,151

Increase (decrease) in cash and cash equivalents	(28,929)	32,673	323
Cash and cash equivalents at beginning of period	33,931	1,258	935
Cash and cash equivalents at end of period	$5,002	$33,931	$1,258

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$2,028	$964	$701
Cash paid for income taxes	$6,829	$4,985	$—

Non cash investing activity:
Deferred acquisition cost	$—	$—	$1,982

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at, a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPSTM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiaries, Hudson Technologies Company and Aspen Refrigerants, Inc., which was formerly known as Airgas-Refrigerants, Inc. prior to the recent acquisition described below. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

On October 10, 2017, the Company and its wholly-owned subsidiary, Hudson Holdings, Inc. (“Holdings”) completed the acquisition (the “Acquisition”) from Airgas, Inc. (“Airgas”) of all of the outstanding stock of Airgas-Refrigerants, Inc., a Delaware corporation (“ARI”), and effective October 11, 2017, ARI’s name was changed to Aspen Refrigerants, Inc. At closing, Holdings paid net cash consideration to Airgas of approximately $209 million, which includes preliminary post-closing adjustments relating to: (i) changes in the net working capital of ARI as of the closing relative to a net working capital target, (ii) the actual amount of specified types of R-22 refrigerant inventory on hand at closing relative to a target amount thereof, and (iii) other consideration pursuant to the stock purchase agreement.

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset-based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments and sub-advised by GSO Capital Partners LP.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (“ASC”) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc., Hudson Technologies Company and Aspen Refrigerants, Inc. The Company does not present a statement of comprehensive income as its comprehensive income is the same as its net income.

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2017 and December 31, 2016, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2017 and December 31, 2016. Please see Note 2 for further details on fair value description and hierarchy of the Company’s deferred acquisition cost.

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

For the year ended December 31, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 33% of the Company’s revenues. At December 31, 2017, there were $2.7 million of outstanding receivables from these customers.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or market adjustment, the impact of which would be reflected in cost of sales on the Consolidated Statements of Operations. Any such adjustment would be based on management’s judgment regarding future demand and market conditions and analysis of historical experience.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). Goodwill is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

Beginning in 2017, the Company adopted, on a prospective basis, ASU No. 2017-04, which simplified the method used to perform the annual, or interim, goodwill impairment testing. The Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. There were no impairment losses recognized in any of the three years ended December 31, 2017, 2016 or 2015.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability was assumed as part of the ARI acquisition and the balance was $9.8 million at December 31, 2017.

Revenues and Cost of Sales

Revenues are recorded upon completion of the service or the shipment of the product. The Company evaluates each sale to ensure collectability. In addition, each sale is based on an arrangement with the customer and the sales price to the customer is fixed. In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related terms. Due to the contract containing multiple elements, the Company assessed the arrangement in accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple-Element Arrangements. ASC 605-25 addresses when and how a company that is providing more than one revenue generating activity or deliverable should separate and account for a multiple element arrangement. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value, and accordingly revenue related to the sale of product is recognized at the time of product shipment, and service revenue is recognized on a straight-line basis over the term of the arrangement. Annual service revenue under the contract is approximately $2.4 million.

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

The Company's revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2017	2016	2015
(in thousands)
Product and related sales	$136,016	$101,344	$75,154
RefrigerantSide ® Services	4,364	4,137	4,568
Total	$140,380	$105,481	$79,722

Income Taxes

The Company is taxed at statutory corporate income tax rates after adjusting income reported for financial statement purposes for certain items. The current income tax expense (benefit) reflects the tax results of revenues and expenses currently taxable or deductible. The Company utilizes the asset and liability method of accounting for deferred income taxes, which provides for the recognition of deferred tax assets or liabilities, based on enacted tax rates and laws, for the differences between the financial and income tax reporting bases of assets and liabilities.

The tax benefit associated with the Company's net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company expects to realize future taxable income. As a result of a prior year “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. To the extent that the Company utilizes its NOLs, it will not pay tax on such income. However, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation, it will pay income taxes based on the then existing statutory rates. In addition, certain states either do not allow or limit NOLs and as such the Company will be liable for certain state taxes.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Act”), which lowered the federal statutory income tax rate from, generally, 35% to 21% for tax years beginning after December 31, 2017. As a result of the enactment of the 2017 Tax Act, the Company recorded a benefit of approximately $1.4 million during the fourth quarter of 2017 to reflect the net impact of lower future federal income tax rates on the NOLs and the other cumulative differences in financial reporting and tax bases assets and liabilities, which were, primarily, fixed assets and accumulated depreciation.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2017, the various states’ statutes of limitations remain open for tax years subsequent to 2010. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2017 and 2016, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015

Net income	$11,157	$10,637	$4,763

Weighted average number of shares - basic	41,764,230	34,104,476	32,546,840
Shares underlying warrants	—	—	300,846
Shares underlying options	1,002,613	1,312,434	1,088,413
Weighted average number of shares outstanding – diluted	42,766,843	35,416,910	33,936,099

During the years ended December 31, 2017, 2016 and 2015, certain options and warrants aggregating none, 73,034 and 106,290 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

Estimates and Risks

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the use of estimates and assumptions that affect the amounts reported in these financial statements and footnotes. The Company considers these accounting estimates to be critical in the preparation of the accompanying consolidated financial statements. The Company uses information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. Additionally, these estimates may not ultimately reflect the actual amounts of the final transactions that occur. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA established a linear draw down for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and was reduced by approximately 4.5 million pounds each year ending at zero in 2020.

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

Recent Accounting Pronouncements

 In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04), which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and has applied its guidance in its impairment assessments.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance involves several aspects of accounting for employee share-based payments including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted this ASU on a prospective basis on January 1, 2017. Excess tax benefits and deficiencies are recognized in the consolidated statement of earnings rather than capital in excess of par value of stock. Excess tax benefits within the consolidated statement of cash flows are presented as an operating activity. The impact of the adoption on the Company’s income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. The Company adopted this ASU at the beginning of 2017 and during 2017, the impact of this standard reduced the Company’s income tax expense and increased net income by approximately $2.4 million.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016. There was no impact on its results of operations as a result of the adoption of ASU 2015-17.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 340): Simplifying the Measurement of Inventory.” Under ASU 2015-11, companies utilizing the first-in, first-out or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The  adoption of ASU 2015-11 did not have a material impact on the Company’s results of operations or financial position.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures related to the entity’s revenue streams, performance obligations and significant judgments made in applying the standard. This ASU is effective for annual periods beginning after December 15, 2017 and should be applied retrospectively to each reporting period presented or using a modified retrospective application with the cumulative effect recognized at the date of initial application. The Company will adopt this standard on January 1, 2018 using the modified retrospective method.  The Company has substantially completed its assessment of its revenue practices. Based on the evaluation performed to date, the Company has concluded that the adoption of this standard will have no impact on our financial position, results of operations or cash flows and will not have a significant impact on our internal controls over financial reporting. The Company is still assessing the impact the adoption of the standard will have on the newly required disclosures, which will be finalized during the first quarter of 2018.

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

(in thousands)	As of December 31, 2017		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Deferred acquisition cost	$0	$0			$0

(in thousands)	As of December 31, 2016		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Deferred acquisition cost	$789	$789			$789

The following is a rollforward of deferred acquisition costs in 2016 and 2017.

(in thousands)	Acquisition of Polar	2015 Acquisition	Total Deferred Acquisition Cost Payable
Balance at January 1, 2016	$667	$1,235	$1,902
Payments	(667)	(1,010)	(1,677)
Total adjustments included in earnings	—	564	564
Balance at December, 31, 2016	$—	$789	$789
Payments	—	(789)	(789)
Total adjustments included in earnings	—	—	—
Balance at December 31, 2017	$—	$—	$—

See Note 12 for determination of fair value relative to acquisitions.

Note 3 - Trade accounts receivable – net

At December 31, 2017, 2016, and 2015 trade accounts receivable are net of reserves for doubtful accounts of $0.7 million, $0.4 million and $0.3 million, respectively. The following table represents the activity occurring in the reserves for doubtful accounts in 2017, 2016 and 2015.

(in thousands)	Beginning Balance at January 1	Net additions charged to Operations	Deductions and Other	Ending Balance at December 31
2017	$365	$136	$221	$722
2016	$335	$21	$9	$365
2015	$244	$99	$(8)	$335

Note 4- Inventories

Inventories, net of reserve, consist of the following:

December 31 ,	2017	2016
(in thousands)
Refrigerant and cylinders	$22,322	$11,168
Packaged refrigerants	150,163	57,433
Total	$172,485	$68,601

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

December 31 ,	2017	2016	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$535
- Land improvements	319	—	6-10 years
- Buildings	1,446	830	25-39 years
- Building improvements	3,045	873	25-39 years
- Cylinders	13,390	—	15-30 years
- Equipment	23,524	13,423	3-10 years
- Equipment under capital lease	315	248	5-7 years
- Vehicles	1,612	1,360	3-5 years
- Lab and computer equipment, software	3,056	2,652	2-8 years
- Furniture & fixtures	656	289	5-10 years
- Leasehold improvements	711	119	3-5 years
- Equipment under construction	385	1,654
Subtotal	49,714	21,983
Accumulated depreciation	19,253	14,451
Total	$30,461	$7,532

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $ 2.3 million, $1.7 million, and $1.6 million, respectively, of which $2.0 million, $1.7 million, and $1.5 million, respectively, were included as cost of sales in the Company’s Consolidated Statements of Operations.

Note 6 - Income taxes

Income tax expense for the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $6.6 million and $2.9 million, respectively. The income tax expense for each of the years ended December 31, 2017, 2016 and 2015 was for federal and state income tax at statutory rates applied to the adjusted pre-tax income for each of the periods.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2017	2016	2015
(in thousands)

Current:
Federal	$(3,690)	$4,981	$174
State and local	532	567	2
	(3,158)	5,548	176
Deferred:
Federal	4,293	949	2,460
State and local	(288)	131	308
	4,005	1,080	2,768
Expense for income taxes	$847	$6,628	$2,944

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2017	2016	2015
Income tax rates
- Statutory U.S. federal rate	35%	35%	34%
- State income taxes, net of federal benefit	4%	3%	4%
- Excess tax benefits related to stock compensation	(20)%	—	—
- Effect of 2017 Tax Act	(12)%	—	—
Total	7%	38%	38%

As of December 31, 2017, the Company had NOLs of approximately $5.4 million expiring through 2024, $4.1 million of which are subject to annual limitations of approximately $1.3 million. As of December 31, 2017, the company had state tax NOLs of approximately $2.6 million expiring in various years.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31,	2017	2016
(in thousands)
- Depreciation & amortization	$(3,665)	$(236)
- Reserves for doubtful accounts	115	139
- Inventory reserve	218	304
- Non qualified stock options	409	247
- Net operating losses	1,450	2,078
Total	$(1,473)	$2,532

The Company considered its projected future taxable income, and associated annual limitations, in determining the amount of deferred tax assets to recognize. The Company believes that given the extended time period that it may recognize its deferred tax assets, it is more likely than not it will realize the benefit of these assets prior to their expiration.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Act”), which lowered the federal statutory income tax rate from, generally, 35% to 21% for tax years beginning after December 31, 2017. As a result of the enactment of the 2017 Tax Act, the Company recorded a benefit of approximately $1.4 million during the fourth quarter of 2017 to reflect the net impact of lower future federal income tax rates on the NOLs and the other cumulative differences in financial reporting and tax bases assets and liabilities, which were, primarily, fixed assets and accumulated depreciation.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2017, the various states’ statutes of limitations remain open for tax years subsequent to 2010. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2017 and 2016, the Company had no uncertain tax positions.

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

Based on the results of the impairment assessments of goodwill and intangible assets performed, we concluded that it is more likely than not that the fair value of our goodwill significantly exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At December 31, 2017 the Company had $49.5 million of goodwill, of which $48.6 million is attributable to the acquisition of Airgas-Refrigerants, Inc. on October 10, 2017 and $0.4 million is attributable to the acquisition of Polar Technologies, LLC and $0.4 million is attributable to the acquisition of a supplier of refrigerants and compressed gases.

The Company’s other intangible assets consist of the following:

December 31,		2017			2016
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$374	$12	$386	$366	$20
Covenant Not to Compete	6 – 10	1,270	475	795	1,270	322	948
Customer Relationships	3 – 12	31,660	1,288	30,372	2,000	452	1,548
Above Market Leases	13	567	10	557	—	—	—
Trade Name	2	30	30	—	30	30	—
Licenses	10	1,000	317	683	1,000	217	783
Totals identifiable intangible assets		$34,913	$2,494	$32,419	$4,686	$1,387	$3,299

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments were recognized for the years ended December 31, 2017, 2016 and 2015.

The amortization of intangible assets for the years ended December 31, 2017, 2016, and 2015 were $1.1 million, $0.5 million and $0.5 million respectively. Future estimated amortization expense is as follows: 2018 - $3.0 million, 2019 - $3.0 million, 2020 - $3.0 million, 2021 - $3.0 million, 2022- $3.0 million and thereafter - $17.4 million.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31 ,	2017	2016
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$65,152	$—
- Long-term debt: current	1,050	199
Subtotal	66,202	199
Long-term debt:
- Term Loan Facility	103,950	—
- Vehicle and equipment loans	39	36
- Capital lease obligations	20	116
- Less: deferred financing costs on term loan	(2,851)	—
Subtotal	101,158	152

Total short-term & long-term debt (1)	$167,360	$351

(1) Long-term debt is net of deferred financing costs.

Bank Credit Line

On June 22, 2012, Hudson Technologies Company (“HTC”), an indirect subsidiary of the Company, entered into a Revolving Credit, Term Loan and Security Agreement (the “Original PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the Original PNC Facility. Between June 2012 and April 2016, the Company entered into six amendments to the Original PNC Facility. Under the terms of the Original PNC Facility, as amended, the Maximum Loan Amount (as defined in the Original PNC Facility) was $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the Original PNC Facility) was $46,000,000. In addition, there was a $130,000 outstanding letter of credit under the PNC Facility at December 31, 2016. The Termination Date of the Original PNC Facility (as defined in the Original PNC Facility) was June 30, 2020.

On October 10, 2017, HTC and HTC’s affiliates Hudson Holdings, Inc. (“Holdings”) and Airgas-Refrigerants, Inc., as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, became obligated under an Amended and Restated Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”), PNC Capital Markets LLC as lead arranger and sole bookrunner, and such other lenders as may thereafter become a party to the PNC Facility. The PNC Facility amended and restated the Original PNC Facility.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of Airgas-Refrigerants, Inc. (“ARI”) and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At December 31, 2017, total borrowings under the PNC Facility were $65 million, and total availability was $64.3 million. In addition, there was a $130,000 outstanding letter of credit at December 31, 2017.

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

Borrowers and the Company granted to the Agent, for the benefit of the lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

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

New Term Loan Facility

On October 10, 2017, HTC, Holdings, and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and sub-advised by GSO Capital Partners LP and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

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

Interest on the Term Loans is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 7.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

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

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility as of December 31, 2017. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Although we expect to remain in compliance with all covenants in the PNC Facility and the Term Loan Facility depending on our future operating performance and general economic conditions, we cannot make any assurance that we will continue to be in compliance.

Building and Land Mortgage

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The mortgage note was secured by the Company’s land and building located in Champaign, Illinois. The mortgage note bore interest at the fixed rate of 4% per annum, amortizing over 60 months and matured on June 1, 2017. On June 1, 2017, the Company paid to Busey Bank the sum of $15,815 in full and final satisfaction of mortgage and mortgage note. At December 31, 2017 the principal balance of this mortgage note was $0.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 0.0% to 6.7%.

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.2 million at December 31, 2017 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Years ended December 31,	Amount
(in thousands)
-2018	$82
-2019	31
-2020	6
-2021	3
-2022	0
Subtotal	122
Less interest expense	(6)
Total	$116

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
-2018	$1,148
-2019	1,097
-2020	1,059
-2021	1,053
-2022	1,050
Thereafter	99,750

Total	$105,157

Note 9 - Stockholders' equity

On July 7, 2010, the Company sold 2,737,500 units, with the aggregate units consisting of 2,737,500 shares of the Company’s common stock and warrants to purchase 1,368,750 shares, at a price of $2.00 per unit in a registered direct offering (the “2010 Offering”). The warrants issued as part of the 2010 Offering had an exercise price of $2.60 per share and were exercisable for a five-year period, which commenced on January 7, 2011. The net proceeds pursuant to the 2010 Offering were approximately $4.9 million. The value of the aggregate number of warrants issued pursuant to the 2010 Offering was approximately $1.3 million and such amount was charged as a component of stockholders’ equity to additional paid-in capital.

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

Note 10 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties :

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$39,000	8/2018
Baton Rouge, Louisiana	$23,000	5/2019
Catano, Puerto Rico	$124,000	12/2020
Champaign, Illinois	$504,000	12/2018
Charlotte, North Carolina	$26,000	5/2019
Escondido, California	$36,000	Month to Month
Hampstead, New Hampshire	$52,000	8/2022
Nashville, Tennessee	$173,000	3/2018
Long Beach, California	$26,400	2/2020
Long Island City, New York	$782,000	7/2018
Ontario, California	$90,000	12/2018
Pearl River, New York	$150,000	12/2021
Pottsboro, Texas	$6,000	8/2017
Riverside, California	$27,000	Month to Month
Smyrna, Georgia	$446,000	7/2030
Stony Point, New York	$90,000	6/2021
Tulsa, Oklahoma	$27,000	12/2017

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2017, 2016 and 2015 totaled approximately $1.7 million, $1.4 million, and $1.2 million, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2018	$2,374
-2019	1,183
-2020	1,155
-2021	958
-2022	655
Thereafter	3,943
Total	$10,268

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

During the years ended December 31, 2017, 2016 and 2015 the Company incurred no additional remediation costs in connection with the matters above. The remaining liability on our Balance Sheet as of December 31, 2017 is approximately $90,000. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Note 11 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the years ended December 31, 2017, 2016 and 2015, the share-based compensation expense of $1.5 million, $0.6 million and $0.2 million, respectively, is reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2017, the Plans authorized the issuance of stock options to purchase 6,000,000 shares of the Company’s common stock and, as of December 31, 2017 there were 2,259,130 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the years ended December 31, 2017, 2016 and 2015, the Company issued options to purchase 1,400,203 shares, 1,170,534 shares, and 164,506 shares, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company issued stock grants of 6,236 shares, 17,148 shares, and 9,835 shares, respectively.

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan (“2004 Plan”) pursuant to which 2,500,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either incentive stock options (“ISOs”) under the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs could be granted under the 2004 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective September 10, 2014, the Company’s ability to grant options or other awards under the 2004 Plan expired.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended December 31,	2017	2016	2015
Assumptions
Dividend yield	0%	0%	0%
Risk free interest rate	1.97%-2.08%	0.%-1.0%	0.83%-1.03%
Expected volatility	44%-46%	47%-53%	49%-60%
Expected lives	3 years	3 years	3 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	3,280,874	$1.98
-Cancelled	(132,500)	$3.72
-Exercised	(679,291)	$1.65
-Granted	164,506	$3.28
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(589,725)	$2.43
-Granted	1,170,534	$3.95
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(1,545,161)	$2.27
-Granted	1,400,203	$5.72
Outstanding at December 31, 2017	3,069,440	$4.28

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2017 and 2016 of:

	Number of	Weighted Average Remaining	Weighted Average
2017	Options	Contractual Life	Exercise Price
Options outstanding	3,069,440	2.4 years	$4.28
Options vested	1,308,203	3.0 years	$3.94
Options unvested	92,000	0.9 years	$5.76

	Number of	Weighted Average Remaining	Weighted Average
2016	Options	Contractual Life	Exercise Price
Options outstanding	3,214,398	2.0 years	$2.68
Options vested	1,191,368	3.0 years	$3.94

The intrinsic values of options outstanding at December 31, 2017 and 2016 are $5.5 million and $17.1 million respectively.

The intrinsic value of options unvested at December 31, 2017 and 2016 are approximately $0 for both periods.

The intrinsic values of options vested and exercised during the years ended 2017, 2016 and 2015 were as follows :

	2017	2016	2015
Intrinsic value of options vested	$462,369	$4,843,774	$5,000
Intrinsic value of options exercised	$8,025,527	$1,777,476	$1,309,000

Note 12 - Acquisitions

2015 Acquisition

On January 16, 2015, the Company acquired certain assets of a supplier of refrigerants and compressed gases, and also hired three employees associated with the business. The purchase price for this acquisition was $2.4 million cash paid at closing, the assumption of a liability of $20,000, and a maximum additional $3.0 million earn-out. The asset allocation was approximately $1.6 million of tangible assets, approximately $1.6 million of intangible assets, and approximately $2.3 million of goodwill.

As of December 31, 2015, the valuation and allocation of the purchase price for this acquisition was finalized. As part of that process, it was determined that the deferred acquisition cost payable that had been previously recorded at the maximum earn out of $3.0 million per the purchase agreement was overstated by approximately $1.0 million. This adjustment to the deferred acquisition cost payable resulted in lowering the purchase price from approximately $5.4 million to approximately $4.4 million. The final valuation resulted in a reduction of goodwill by approximately $1.9 million, an increase in intangible assets of approximately $0.8 million, and an increase in current assets of approximately $0.1 million. This final valuation, as well as the respective changes in the amortization of intangibles, was reflected in the December 31, 2015 financial statements. Please see the table in Note 2 for a roll forward of the deferred acquisition cost. The final earnout payment was made during the first quarter of 2017.

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

ARI Acquisition

On October 10, 2017, the Company completed the Acquisition of ARI.

At closing, the Company paid net cash consideration of approximately $209 million, which included preliminary post-closing adjustments relating to: (i) changes in the net working capital of ARI as of the closing relative to a net working capital target, (ii) the actual amount of specified types of R-22 refrigerant inventory on hand at closing relative to a target amount thereof, and (iii) other consideration pursuant to the Stock Purchase Agreement.

Due to the timing of the ARI acquisition, which closed during the fourth quarter of 2017, our estimates of fair values of the assets that we acquired and the liabilities that we assumed are based on information that was available as of the acquisition date of ARI and are preliminary. We are continuing to evaluate the underlying inputs and assumptions used in our valuations, particularly with respect to certain aspects of the acquired inventory and property and equipment. In addition, in accordance with the stock purchase agreement the purchase price remains subject to further working capital adjustment. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquiror may adjust the provisional amounts recognized for a business combination, not to exceed one year form the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the ARI acquisition:

	Amortization life (in months)	Fair value (in thousands)
Accounts receivable		$14,668
Other assets		734
Inventories		103,876
Property and equipment		24,179
Customer relationships	144	29,660
Above-market leases	153	567
Goodwill		48,609
Total assets acquired		$222,293

Accounts payable and accrued expenses		$3,210
Other current liabilities		10,114
Total liabilities assumed		$13,324

Total purchase price		$208,969

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital. The customer relationships were valued using the multi-period excess-earnings method, a form of the income approach. The above-market leases were valued using the differential cash flow method of the income approach.

The acquisition resulted in the recognition of $48.6 million of goodwill, which will be deductible for tax purposes. Goodwill largely consists of expected growth in revenue from new customer acquisitions over time.

The cash consideration paid by the Company at closing was financed with available cash balances, plus $80 million of borrowings under the PNC Facility and a new term loan of $105 million from the Term Loan Facility.

The following table provides unaudited pro forma total revenues and results of operations for the 12 months ended December 31, 2017 and 2016 as if ARI had been acquired on January 1, 2016. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as a step-up in basis in inventory, amortization expense on intangible assets arising from the acquisition, and interest on the acquisition financing. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of 2016, nor are they indicative of the future operating results of the combined companies.

	12 Months Ended December 31,
(unaudited, in thousands, except per share amounts)	2017	2016
Revenues	$255,701	$239,626
Net income	$23,405	$17,109
Net income per share:
Basic	$0.56	$0.50
Diluted	$0.55	$0.48

The unaudited pro forma earnings for the 12 months ended December 31, 2017 were also adjusted to exclude $6.3 million of acquisition-related expenses incurred in 2017. Also included in the operating results for the year ended December 31, 2017 are $14.8 million of revenue from ARI and $1.5 million in pretax losses since the acquisition date, which includes the amortization of newly acquired intangible assets and amortization of step-up in the basis of inventories.

Note 13- Quarterly Financial Data (Unaudited)

The Company’s operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of refrigeration equipment, the rate of expansion of the Company's operations, and by other factors.

(in thousands, except share and per share data)	For the Year Ended 2017
	Q1	Q2	Q3	Q4 (b)	Total (a)
Revenues	$38,830	$52,231	$24,706	$24,613	$140,380
Gross profit	$12,467	$17,420	$5,070	$3,027	$37,984
Operating expenses	$3,074	$3,520	$3,594	$12,664	$22,852
Operating income (loss)	$9,393	$13,900	$1,476	$(9,637)	$15,132
Other (expense)	$(85)	$(61)	$(24)	$(2,958)	$(3,128)
Income (loss) before income taxes	$9,308	$13,839	$1,452	$(12,595)	$12,004
Income tax expense (benefit)	$3,574	$5,314	$(652)	$(7,389)	$847
Net income (loss)	$5,734	$8,525	$2,104	$(5,206)	$11,157

Net income (loss) per common share – Basic (a)	$0.14	$0.21	$ 0.05	$(0.12)	$0.27
Net income (loss) per common share – Diluted (a)	$0.13	$0.20	$ 0.05	$(0.12)	$0.26
Weighted average number of shares outstanding – Basic	41,507,941	41,567,848	41,869,528	42,216,987	41,764,230
Weighted average number of shares outstanding – Diluted	43,503,889	43,550,226	43,463,982	42,216,987	42,766,843

(a)	The sum of the net earnings per share may not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

(b)	As discussed previously, the fourth quarter 2017 results include the results of ARI subsequent to the acquisition on October 10, 2017.

	For the Year Ended 2016
	Q1	Q2	Q3	Q4	Total (a)
Revenues	$28,167	$34,605	$34,930	$7,779	$105,481
Gross profit	$7,522	$10,491	$12,040	$1,033	$31,086
Operating expenses	$2,503	$2,347	$4,022	$3,267	$12,139
Operating income (loss)	$5,019	$8,144	$8,018	$(2,234)	$18,947
Other Income (expense)	$(271)	$(352)	$(296)	$(763)	$(1,682)
Income (loss) before income taxes	$4,748	$7,792	$7,722	$(2,997)	$17,265
Income tax expense (benefit)	$1,804	$2,962	$2,933	$(1,071)	$6,628
Net income (loss)	$2,944	$4,830	$4,789	$(1,926)	$10,637

Net income (loss) per common share – Basic	$0.09	$0.15	$0.14	$(0.05)	$0.31
Net income (loss) per common share – Diluted	$0.09	$0.14	$0.14	$(0.05)	$0.30
Weighted average number of shares outstanding – Basic	32,888,659	33,128,518	33,873,479	36,527,250	34,104,476
Weighted average number of shares outstanding – Diluted	33,944,876	34,270,337	35,297,585	36,527,250	35,416,910

(a)	The sum of the net earnings per share may not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2018
Kevin J. Zugibe

/s/ Nat Krishnamurti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
Nat Krishnamurti

/s/ Vincent P. Abbatecola	Director	March 16, 2018
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 16, 2018
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 16, 2018
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 16, 2018
Otto C. Morch

/s/ Richard Parrillo	Director	March 16, 2018
Richard Parrillo

/s/ Eric A. Prouty	Director	March 16, 2018
Eric A. Prouty

