Form 10-Q
period 2018-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2018-05-10
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	42,403,140 shares
Class	Outstanding at April 30, 2018

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$978	$5,002
Trade accounts receivable – net	26,852	14,831
Inventories	170,933	172,485
Income tax receivable	9,664	9,664
Prepaid expenses and other current assets	3,904	6,934
Total current assets	212,331	208,916

Property, plant and equipment, less accumulated depreciation	29,655	30,461
Goodwill	49,464	49,464
Intangible assets, less accumulated amortization	31,677	32,419
Other assets	184	184
Total Assets	$323,311	$321,444

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$29,248	$10,885
Accrued expenses and other current liabilities	16,411	15,221
Accrued payroll	2,659	3,052
Current maturities of long-term debt	1,050	1,050
Short-term debt	52,098	65,152
Total current liabilities	101,466	95,360
Deferred tax liability	410	1,473
Long-term debt, less current maturities	100,996	101,158
Total Liabilities	202,872	197,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,403,140 and 42,398,140	424	424
Additional paid-in capital	114,345	114,302
Retained earnings	5,670	8,727
Total Stockholders’ Equity	120,439	123,453

Total Liabilities and Stockholders’ Equity	$323,311	$321,444

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three-month period ended March 31,
	2018	2017

Revenues	$42,428	$38,830
Cost of sales	34,523	26,363
Gross profit	7,905	12,467

Operating expenses:
Selling, general and administrative	8,077	2,952
Amortization	742	122
Total operating expenses	8,819	3,074

Operating (loss) income	(914)	9,393

Other income (expense)
Interest expense	(3,206)	(85)
Total other (expense)	(3,206)	(85)

(Loss) income before income taxes	(4,120)	9,308

Income tax expense (benefit)	(1,064)	3,574

Net (loss) income	$(3,056)	$5,734

Net (loss) income per common share – Basic	$(0.07)	$0.14
Net (loss) income per common share – Diluted	$(0.07)	$0.13
Weighted average number of shares outstanding – Basic	42,403,029	41,507,941
Weighted average number of shares outstanding – Diluted	42,403,029	43,503,889

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three-month period ended March 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(3,056)	$5,734
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	1,012	483
Amortization of intangible assets	742	122
Amortization of step-up of basis in inventories	1,080	-
Allowance for doubtful accounts	4	30
Value of share-based payment arrangements	27	-
Amortization of deferred finance costs	241	16
Deferred tax expense (benefit)	(1,064)	307
Changes in assets and liabilities:
Trade accounts receivable	(12,026)	(15,964)
Inventories	472	(3,751)
Prepaid and other assets	2,911	(5,471)
Income taxes payable	-	3,266
Accounts payable and accrued expenses	19,160	22,171
Cash provided by operating activities	9,503	6,943

Cash flows from investing activities:
Additions to property, plant, and equipment	(206)	(369)
Cash used in investing activities	(206)	(369)

Cash flows from financing activities:
Payment of deferred acquisition costs	-	(528)
Proceeds from issuance of common stock	17	267
Repayment of short-term debt	(13,075)	-
Repayment of long-term debt	(263)	(85)
Cash used in financing activities	(13,321)	(346)

Increase (decrease) in cash and cash equivalents	(4,024)	6,228
Cash and cash equivalents at beginning of period	5,002	33,931
Cash and cash equivalents at end of period	$978	$40,159

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$2,930	$89

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company’s products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer’s site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS TM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiaries, Hudson Technologies Company and Aspen Refrigerants, Inc., which was formerly known as Airgas-Refrigerants, Inc. prior to the recent acquisition described below. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

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

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (ASC) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2017. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company’s consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc., Hudson Technologies Company and Aspen Refrigerants, Inc. The Company does not present a statement of comprehensive (loss) income as its comprehensive (loss) income is the same as its net (loss) income.

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2018 and December 31, 2017, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of March 31, 2018 and December 31, 2017.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly-rated financial institutions and, at times, the balances exceed FDIC insurance coverage. The Company’s trade accounts receivable are primarily due from companies throughout the United States. The Company reviews each customer’s credit history before extending credit.

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

For the three-month period ended March 31, 2018, there was one customer accounting for 11% of the Company’s revenues. At March 31, 2018 there was $4.0 million of accounts receivable from this customer.

For the three-month period ended March 31, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 39% of the Company’s revenues. At March 31, 2017, there were $7.1 million in outstanding receivables from these customers.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company’s products or services by any such customer could have a material adverse effect on the Company’s operating results and financial position.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including internally manufactured equipment. The cost to complete equipment that is under construction is not considered to be material to the Company’s financial position. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases. Costs of maintenance and repairs are charged to expense when incurred.

Due to the specialized nature of the Company’s business, it is possible that the Company’s estimates of equipment useful life periods may change in the future.

Goodwill

The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). Goodwill is subject to an annual impairment test (or more frequently, if events or circumstances indicate an impairment may be present) based on its estimated fair value. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

Beginning in 2017, the Company adopted, on a prospective basis, Accounting Standards Update (ASU) No. 2017-04, which simplified the method used to perform the annual, or interim, goodwill impairment testing. For the year ended December 31, 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. There were no indicators of impairment during the first quarter of 2018.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced. The cylinder deposit liability was assumed as part of the ARI acquisition. The balance was $10.3 million and $9.8 million at March 31, 2018 and December 31, 2017, respectively.

Revenues and Cost of Sales

Beginning on January 1, 2018, the Company adopted, on a modified retrospective basis, Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, which provides accounting guidance related to the recognition of revenue from contracts with customers. Based on the evaluation performed, the Company concluded that the adoption of this standard had no impact on its financial position, results of operations or cash flows and will not have a significant impact on its internal controls over financial reporting.

The Company’s products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems. Most of the Company’s revenues are realized from the sale of refrigerant and industrial gases and related products. The Company also generates revenue from refrigerant management services performed at a customer’s site and in-house. The Company conducts its business primarily within the US.

The Company applies the FASB’s guidance on revenue recognition, which requires the Company to recognize revenue in an amount that reflects the consideration the Company expects to be entitled in exchange for goods or services transferred to its customers. In most instances, the Company’s contract with a customer is the customer’s purchase order and the sales price to the customer is fixed. For certain customers, the Company may also enter into a sales agreement outlining a framework of terms and conditions applicable to future purchase orders received from that customer. Because the Company’s contracts with customers are typically for a single customer purchase order, the duration of the contract is usually less than one year. The Company’s performance obligations related to product sales are satisfied at a point in time, which may occur upon shipment of the product or receipt by the customer, depending on the terms of the arrangement. The Company’s performance obligations related to reclamation and RefrigerantSide® services are generally satisfied at a point in time when the service is performed. Accordingly revenues are recorded upon the shipment of the product, or in certain instances upon receipt by the customer, or the completion of the service.

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided; such management fees are included in the below table as Product and related sales and were approximately $0.6 million for each of the three months ended March 31, 2018 and 2017.

Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company’s facilities. In general, the Company performs shipping and handling services for its customers in connection with the delivery of refrigerant and other products. In accordance with ASC 606-10-25-18B, the Company has elected to account for such shipping and handling as activities to fulfill the promise to transfer the good. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows :

Periods Ended March 31,	2018	2017
(in thousands)
Product and related sales	$41,101	$37,670
RefrigerantSide ® Services	1,327	1,160
Total	$42,428	$38,830

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

The tax benefit associated with the Company’s net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company expects to realize future taxable income. As a result of a prior year “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. To the extent that the Company utilizes its NOLs, it will not pay tax on such income. However, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation, it will pay income taxes based on the then existing statutory rates. In addition, certain states either do not allow or limit NOLs and as such the Company will be liable for certain state income taxes. As of March 31, 2018, the Company had NOLs of approximately $5.4 million expiring through 2024, $4.1 million of which are subject to annual limitations of approximately $1.3 million. As of March 31, 2018, the company had state tax NOLs of approximately $2.6 million expiring in various years.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Act”), which lowered the federal statutory income tax rate from, generally, 35% to 21% for tax years beginning after December 31, 2017. Furthermore, the 2017 Tax Act contains a number of changes related to NOLs including the repeal of the two-year carryback period for NOLs arising in taxable years ending after December 31, 2017. The 2017 Tax Act permits NOLs to be carried forward for an unlimited period as opposed to 20 years under prior law and, with respect to NOLs arising in taxable years beginning after December 31, 2017, the 2017 Tax Act imposes an annual limit of 80% on the amount of taxable income that such NOLs can offset (effectively resulting in a minimum tax of 4.2%) but no such limitation is imposed on the use of NOLs that arose in earlier taxable years. In addition, the 2017 Tax Act limits the annual deductibility of net business interest by imposing a 30% cap computed based on adjusted taxable income, effective for taxable years beginning after December 31, 2017. There is no grandfathering provided for existing debt and no transition period. The 2017 Tax Act treats disallowed net interest expense as a separate tax attribute, rather than merely an increase to that year’s NOLs. Disallowed net business interest is carried over indefinitely, similar to NOLs generated in taxable years beginning after December 31, 2017. As a result of the enactment of the 2017 Tax Act, the Company recorded a benefit of approximately $1.4 million during the fourth quarter of 2017 to reflect the net impact of lower future federal income tax rates on the NOLs and the other cumulative differences in financial reporting and tax bases of assets and liabilities, which were, primarily, fixed assets and accumulated depreciation.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2018, the various states’ statutes of limitations remain open for tax years subsequent to 2010. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2018, and December 31, 2017, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted (loss) earnings per share. The reconciliation of shares used to determine net (loss) income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended March 31,
	2018	2017

Net (loss) income	$(3,056)	$5,734

Weighted average number of shares - basic	42,403,029	41,507,941
Shares underlying options	-	1,995,948
Weighted average number of shares outstanding - diluted	42,403,029	43,503,889

During the three-month periods ended March 31, 2018 and 2017, certain options aggregating 2,948,848 shares and none, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company’s accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowances for deferred tax assets, and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and productionof all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA established a linear draw down for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and was reduced by approximately 4.5 million pounds each year and ending at zero in 2020.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued “ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04) which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and has applied its guidance in its impairment assessments.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods therein. The Company does not expect the amended standard to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance involves several aspects of accounting for employee share-based payments including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted this ASU on a prospective basis on January 1, 2017. Excess tax benefits and deficiencies are recognized in the consolidated statement of earnings rather than capital in excess of par value of stock. Excess tax benefits within the consolidated statement of cash flows are presented as an operating activity. The impact of the adoption on the Company’s income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company’s common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. The Company adopted this ASU at the beginning of 2017 and during 2017, the impact of this standard reduced the Company’s income tax expense and increased net income by approximately $2.4 million.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. At a minimum, adoption of ASU 2016-02 will require recording a ROU asset and a lease liability on the Company’s consolidated balance sheet; however, the Company is still currently evaluating the impact on its consolidated financial statements.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Note 3 - Inventories

Inventories, net of reserve, consist of the following:

	March 31, 2018	December 31, 2017
(in thousands)
Refrigerant and cylinders	$26,556	$22,322
Packaged refrigerants	144,377	150,163
Total	$170,933	$172,485

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31, 2018	December 31, 2017	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	13,398	13,390	15-30 years
- Equipment	23,559	23,524	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,612	1,612	3-5 years
- Lab and computer equipment, software	3,056	3,056	2-8 years
- Furniture & fixtures	684	656	5-10 years
- Leasehold improvements	711	711	3-5 years
- Equipment under construction	520	385
Subtotal	49,920	49,714
Accumulated depreciation	20,265	19,253
Total	$29,655	$30,461

Depreciation expense for the three months ended March 31, 2018 and 2017 was $1.0 million and $0.5 million, respectively.

Note 5 - Goodwill and intangible assets

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

Based on the results of the impairment assessments of goodwill and other intangible assets performed in 2017, we concluded that it is more likely than not that the fair value of our goodwill significantly exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At March 31, 2018 the Company had $49.5 million of goodwill, of which $48.6 million is attributable to the acquisition of ARI on October 10, 2017.

The Company’s other intangible assets consist of the following:

		March 31, 2018			December 31, 2017
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$376	$10	$386	$374	$12
Covenant Not to Compete	6 - 10	1,270	514	756	1,270	475	795
Customer Relationships	10 - 12	31,660	1,953	29,707	31,660	1,288	30,372
Above Market Leases	13	567	21	546	567	10	557
Trade Name	2	30	30	-	30	30	-
Licenses	10	1,000	342	658	1,000	317	683
Totals identifiable intangible assets		$34,913	$3,236	$31,677	$34,913	$2,494	$32,419

Amortization expense for the three months ended March 31, 2018 and 2017 was $742 and $122, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments were recognized for the period ended March 31, 2018 and for the year ended December 31, 2017.

Note 6 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three-month periods ended March 31, 2018 and 2017, share-based compensation expense of $27 and none, respectively, are reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2018, the Plans authorized the issuance of 6,000,000 shares of the Company’s common stock and, as of March 31, 2018 there were 2,374,722 shares of the Company’s common stock available for issuance for future stock option grants or other stock-based awards.

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

ISOs granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2008 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2008 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Certain options granted may contain a barrier price whereby the options are cancelled once the stock price declines below a predetermined barrier price for five consecutive trading days.

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

ISOs granted under the 2014 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2014 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2014 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Certain options granted may contain a barrier price whereby the options are cancelled once the stock price declines below a predetermined barrier price for five consecutive trading days.

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were 20,000 and 0 stock options granted during the three-month periods ended March 31, 2018 and 2017, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(1,545,161)	$2.27
-Granted	1,400,203	$5.72
Outstanding at December 31, 2017	3,069,440	$4.28
-Exercised	(5,000)	$3.43
-Granted	20,000	5.81
-Cancelled	(135,592)	6.26
Outstanding at March 31, 2018	2,948,848	$4.20

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2018 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	2,840,848	2.14 years	$4.14

The intrinsic values of options outstanding at March 31, 2018 and December 31, 2017 are $3.2 million and $5.5 million, respectively.

The intrinsic value of options unvested at March 31, 2018 and December 31, 2017 are approximately $0 and $0, respectively.

The intrinsic value of options vested and exercised during the three months ended March 31, 2018 and 2017 were $13,950 and $260,747, respectively.

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

	March 31, 2018	December 31, 2017
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$52,098	$65,152
- Long-term debt: current	1,050	1,050
Subtotal	53,148	66,202
Long-term debt:
- Term Loan Facility	103,688	103,950
- Vehicle and equipment loans	22	39
- Capital lease obligations	16	20
- Less: deferred financing costs on term loan	(2,730)	(2,851)
Subtotal	100,996	101,158

Total short-term & long-term debt (1)	$154,144	$167,360

(1) Long-term debt is net of deferred financing costs.

Bank Credit Line

On June 22, 2012, Hudson Technologies Company (“HTC”), an indirect subsidiary of the Company, entered into a Revolving Credit, Term Loan and Security Agreement (the “Original PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the Original PNC Facility. Between June 2012 and April 2016, the Company entered into six amendments to the Original PNC Facility. Under the terms of the Original PNC Facility, as amended, the Maximum Loan Amount (as defined in the Original PNC Facility) was $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the Original PNC Facility) was $46,000,000. In addition, there was a $130,000 outstanding letter of credit under the Original PNC Facility at March 31, 2017. The Termination Date of the Original PNC Facility (as defined in the Original PNC Facility) was June 30, 2020.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At March 31, 2018, total borrowings under the PNC Facility were $52 million, and total availability was $57 million. In addition, there was a $130,000 outstanding letter of credit at March 31, 2018.

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

The PNC Facility contains a financial covenant requiring the Company to maintain at all times a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of four consecutive quarters. The FCCR (as defined in the PNC Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, minus the aggregate amount of cash taxes paid during such period, to (b) the aggregate amount of all scheduled payments of principal (excluding principal payments relating to outstanding revolving loans under the PNC Facility) and all cash payments of interest, plus cash dividends and distributions made during such period, plus payments in respect of capital lease obligations made during such period. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of March 31, 2018 and December 31, 2017, the FCCR was approximately 3.31 to 1 and 6.47 to 1, respectively.

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

The Term Loans mature on October 10, 2023. Principal payments on the Term Loans are required on a quarterly basis, commencing with the quarter ending March 31, 2018, in the amount of 1% per annum of the original principal of the outstanding Term Loans. Commencing with the fiscal year ending December 31, 2018, the Term Loan Facility also requires annual principal payments of up to 50% of Excess Cash Flow (as defined in the Term Loan Facility) if the Company’s Total Leverage Ratio (as defined in the Term Loan Facility) for the applicable year is greater than 2.75 to 1.00. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and casualty and condemnation events. The Term Loans may be prepaid at the option of the Borrowers at par in an amount up to $30 million. Additional prepayments are permitted after the first anniversary of the closing date subject to a prepayment premium of 3% in year two, 1% in year three and zero in year four and thereafter.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of March 31, 2018 and December 31, 2017, the TLR was approximately 4.23 to 1 and 3.03 to 1, respectively.

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

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility as of March 31, 2018. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

Building and Land Mortgage

On June 1, 2012, the Company entered into a mortgage note with Busey Bank for $855,000. The mortgage note was secured by the Company’s land and building located in Champaign, Illinois. The mortgage note bore interest at the fixed rate of 4% per annum, amortizing over 60 months and matured on June 1, 2017. On June 1, 2017, the Company paid to Busey Bank the sum of $15,815 in full and final satisfaction of mortgage and mortgage note. At March 31, 2018 the principal balance of this mortgage note was $0.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 0.0% to 6.7%.

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.1 million at March 31, 2018 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Twelve Month Period Ending March 31,	Amount
(in thousands)
-2019	$86
-2020	15
-2021	6
-2022	2
-2023	0
Subtotal	109
Less interest expense	(6)
Total	$103

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending March 31,	Amount
(in thousands)
-2019	$1,147
-2020	1,079
-2021	1,057
-2022	1,052
-2023	1,050
Thereafter	99,488

Total	$104,873

Note 8 - Acquisitions

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

Due to the timing of the ARI acquisition, which closed during the fourth quarter of 2017, our estimates of fair values of the assets that we acquired and the liabilities that we assumed are based on information that was available as of the acquisition date of ARI and are preliminary. We are continuing to evaluate the underlying inputs and assumptions used in our valuations, particularly with respect to certain aspects of the acquired inventory and property and equipment. In addition, in accordance with the stock purchase agreement, the purchase price remains subject to further working capital adjustment. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquiror may adjust the provisional amounts recognized for a business combination, not to exceed one year from the acquisition date.

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

The acquisition resulted in the recognition of $48.6 million of goodwill, which should be deductible for tax purposes. Goodwill largely consists of expected growth in revenue from new customer acquisitions over time.

The cash consideration paid by the Company at closing was financed with available cash balances, plus $80 million of borrowings under the PNC Facility and a new term loan of $105 million from the Term Loan Facility.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate ARI and any other assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2017, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company’s accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carry forwards (“NOLs”), goodwill and intangible assets and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests for any impairment of goodwill annually or more frequently if events or circumstances indicate an impairment may be present. Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 2 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Overview

Sales of refrigerants continue to represent a significant majority of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently, the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and is being reduced by approximately 4.5 million pounds each year and ends at zero in 2020.

The Company has created and developed a service offering known as RefrigerantSide® Services. RefrigerantSide® Services are sold to contractors and end-users whose refrigeration systems are used in commercial air conditioning and industrial processing. These services are offered in addition to refrigerant sales and the Company’s traditional refrigerant management services, which consist primarily of reclamation of refrigerants. The Company has created a network of service depots that provide a full range of the Company’s RefrigerantSide® Services to facilitate the growth and development of its service offerings.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the DLA for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services.

Recent Acquisition

On October 10, 2017, the Company and its wholly-owned subsidiary, Holdings, completed the Acquisition of ARI and effective October 11, 2017, ARI’s name was changed to Aspen Refrigerants, Inc. At closing, Holdings paid net cash consideration to Airgas of approximately $209 million, which included preliminary post-closing adjustments relating to: (i) changes in the net working capital of ARI as of the closing relative to a net working capital target, (ii) the actual amount of specified types of R-22 refrigerant inventory on hand at closing relative to a target amount thereof, and (iii) other consideration pursuant to the stock purchase agreement.

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset-based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments and sub-advised by GSO Capital Partners LP.

Results of Operations

Three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017

Revenues for the three-month period ended March 31, 2018 were $42.4 million, an increase of $3.6 million or 9% from the $38.8 million reported during the comparable 2017 period primarily due to the Acquisition of ARI. Excluding the impact of that acquisition, revenues for the three-month period ended March 31, 2018 decreased by $17.5 million from the comparable 2017 period. The decrease in revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $8.5 million, and a decrease in the number pounds of certain refrigerants sold, which accounted for a decrease in revenues of $10.3 million. These reductions were offset by a $1.3 million increase in new DLA business.

Cost of sales for the three-month period ended March 31, 2018 was $34.5 million or 81% of sales. The cost of sales for the three-month period ended March 31, 2017 was $26.4 million or 68% of sales. The increase in the cost of sales percentage from 68% for the three-month period ended March 31, 2017 to 81% for the three-month period ended March 31, 2018 is primarily due to the decrease in the selling price per pound of certain refrigerants sold for the three-month period ended March 31, 2018 compared to the same period in 2017. The cost of sales percentage was also negatively impacted by $1.1 million from the step up to fair value of R-22 refrigerant inventory acquired in the ARI acquisition that was sold in the three-month period ended March 31, 2018.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2018 were $8.1 million, an increase of $5.1 million from the $3.0 million reported during the comparable 2017 period. The increase in SG&A is primarily due to $0.9 million of nonrecurring integration and related fees relating to the acquisition of ARI, which was consummated on October 10, 2017, and $4.2 million of additional operating expense relating to the ARI operations.

Amortization expense for the three-month period ended March 31, 2018 was $0.7 million, an increase of $0.6 million from the $0.1 million reported during the comparable 2017 period. The variance is almost entirely due to increased amortization expense of intangible assets relating to the ARI acquisition during the fourth quarter of 2017.

Other expense for the three-month period ended March 31, 2018 was $3.2 million, compared to the $0.1 million of Other expense reported during the comparable 2017 period. The difference is mainly due to the increase in interest expense relating to additional borrowings as a result of the acquisition of ARI in October 2017.

The income tax benefit for the three-month period ended March 31, 2018 was $1.1 million compared to income tax expense of $3.6 million for the three-month period ended March 31, 2017. For 2018 and 2017, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As a result of the enactment of the 2017 Tax Act, the effective tax rate reported for the three-month period ended March 31, 2018 was reduced to 26% compared with the 38% effective tax rate reported for the three-month period ended March 31, 2017.

The net loss for the three-month period ended March 31, 2018 was $3.1 million, a decrease of $8.8 million from the $5.7 million of net income reported during the comparable 2017 period, primarily due to the compression of gross margin attributable to a decrease in the selling price per pound of certain refrigerants sold and a decrease in the number pounds of certain refrigerants sold, as well as $3.1 million higher interest expense, $1.1 million of amortization of inventory step up expense, $0.9 million of non-recurring integration costs, $0.6 million of higher intangible asset amortization and higher operating expenses attributable to the Acquisition of ARI and a lower effective income tax rate as a result of the 2017 Tax Act.

Liquidity and Capital Resources

At March 31, 2018, the Company had working capital, which represents current assets less current liabilities, of $110.9 million, a decrease of $2.7 million from the working capital of $113.6 million at December 31, 2017. The decrease in working capital is primarily attributable to the net loss for the period ended March 31, 2018, offset by timing in the accounts payable and receivables.

Inventory and trade receivables are principal components of current assets. At March 31, 2018, the Company had inventories of $170.9 million, a decrease of $1.6 million from $172.5 million at December 31, 2017. The decrease in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At March 31, 2018, the Company had trade receivables, net of allowance for doubtful accounts, of $26.9 million, an increase of $12.1 million from $14.8 million at December 31, 2017. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the three-month period ended March 31, 2018 was $9.5 million, an increase of $2.6 million compared with the net cash provided by operating activities of $6.9 million for the comparable 2017 period. Net cash provided by operating activities in the 2018 period improved despite the net loss reported in the period due to the timing of certain receivables and payables during the quarter. A significant portion of the net loss was non-cash and included depreciation and amortization.

Net cash used in investing activities for the three-month period ended March 31, 2018 was $0.2 million compared with net cash used in investing activities of $0.4 million for the comparable 2017 period. The net cash used in investing activities for the 2018 and 2017 periods was primarily related to investment in general purpose equipment for the Company’s facilities.

Net cash used in financing activities for the three-month period ended March 31, 2018 was $13.3 million compared with net cash used in financing activities of $0.3 million for the comparable 2017 period. During the first quarter of 2018, the Company reduced its borrowing under the PNC Facility and the Term Loan Facility by $13.1 million while in the comparable 2017 period, the Company paid its final earnout relating to the 2015 acquisition of a supplier of refrigerants and compressed gases.

At March 31, 2018, cash and cash equivalents were $1.0 million, or approximately $4.0 million lower than the $5.0 million of cash and cash equivalents at December 31, 2017. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.

Credit Facilities

Bank Credit Line

On June 22, 2012, Hudson Technologies Company (“HTC”), an indirect subsidiary of the Company, entered into a Revolving Credit, Term Loan and Security Agreement (the “Original PNC Facility”) with PNC Bank, National Association, as agent (“Agent” or “PNC”), and such other lenders as may thereafter become a party to the Original PNC Facility. Between June 2012 and April 2016, the Company entered into six amendments to the Original PNC Facility. Under the terms of the Original PNC Facility, as amended, the Maximum Loan Amount (as defined in the Original PNC Facility) was $40,000,000 to $50,000,000, and the Maximum Revolving Advance Amount (as defined in the Original PNC Facility) was $46,000,000. In addition, there was a $130,000 outstanding letter of credit under the Original PNC Facility at March 31, 2017. The Termination Date of the Original PNC Facility (as defined in the Original PNC Facility) was June 30, 2020.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At March 31, 2018, total borrowings under the PNC Facility were $52 million, and total availability was $57 million. In addition, there was a $130,000 outstanding letter of credit at March 31, 2018.

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

The PNC Facility contains a financial covenant requiring the Company to maintain at all times a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of four consecutive quarters. The FCCR (as defined in the PNC Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, minus the aggregate amount of cash taxes paid during such period, to (b) the aggregate amount of all scheduled payments of principal (excluding principal payments relating to outstanding revolving loans under the PNC Facility) and all cash payments of interest, plus cash dividends and distributions made during such period, plus payments in respect of capital lease obligations made during such period. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of March 31, 2018 and December 31, 2017, the FCCR was approximately 3.31 to 1 and 6.47 to 1, respectively.

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

The Term Loans mature on October 10, 2023. Principal payments on the Term Loans are required on a quarterly basis, commencing with the quarter ending March 31, 2018, in the amount of 1% per annum of the original principal of the outstanding Term Loans. Commencing with the fiscal year ending December 31, 2018, the Term Loan Facility also requires annual principal payments of up to 50% of Excess Cash Flow (as defined in the Term Loan Facility) if the Company’s Total Leverage Ratio (as defined in the Term Loan Facility) for the applicable year is greater than 2.75 to 1.00. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and casualty and condemnation events. The Term Loans may be prepaid at the option of the Borrowers at par in an amount up to $30 million. Additional prepayments are permitted after the first anniversary of the closing date subject to a prepayment premium of 3% in year two, 1% in year three and zero in year four and thereafter.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of March 31, 2018 and December 31, 2017, the TLR was approximately 4.23 to 1 and 3.03 to 1, respectively.

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

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility as of March 31, 2018. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the PNC Facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company’s RefrigerantSide® Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company’s future capital needs. There can be no assurance that the Company’s proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available on acceptable terms, or at all.

Inflation

Inflation has not historically had a material impact on the Company’s operations.

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

For the three-month period ended March 31, 2018, there was one customer accounting for 11% of the Company’s revenues. At March 31, 2018 there was $4.0 million of accounts receivable from this customer.

For the three-month period ended March 31, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for 39% of the Company’s revenues. At March 31, 2017, there were $7.1 million in outstanding receivables from these customers.

The loss of a principal customer or a decline in the economic prospects of and/or a reduction in purchases of the Company’s products or services by any such customer could have a material adverse effect on the Company’s operating results and financial position.

Seasonality and Weather Conditions and Fluctuations in Operating Results

The Company’s operating results vary from period to period as a result of weather conditions, requirements of potential customers, non-recurring refrigerant and service sales, availability and price of refrigerant products (virgin or reclaimable), changes in reclamation technology and regulations, timing in introduction and/or retrofit or replacement of refrigeration equipment, the rate of expansion of the Company’s operations, and by other factors. The Company’s business is seasonal in nature with peak sales of refrigerants occurring in the first nine months of each year. During past years, the seasonal decrease in sales of refrigerants has resulted in losses particularly in the fourth quarter of the year. In addition, to the extent that there is unseasonably cool weather throughout the spring and summer months, which would adversely affect the demand for refrigerants, there would be a corresponding negative impact on the Company. Delays or inability in securing adequate supplies of refrigerants at peak demand periods, lack of refrigerant demand, increased expenses, declining refrigerant prices and a loss of a principal customer could result in significant losses. There can be no assurance that the foregoing factors will not occur and result in a material adverse effect on the Company’s financial position and significant losses. The Company believes that to a lesser extent there is a similar seasonal element to RefrigerantSide® Service revenues as refrigerant sales. The Company is continuing to assess its RefrigerantSide® Service revenues seasonal trend.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In January 2017, the FASB issued “ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04) which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and has applied its guidance in its impairment assessments.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods therein. The Company does not expect the amended standard to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance involves several aspects of accounting for employee share-based payments including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted this ASU on a prospective basis on January 1, 2017. Excess tax benefits and deficiencies are recognized in the consolidated statement of earnings rather than capital in excess of par value of stock. Excess tax benefits within the consolidated statement of cash flows are presented as an operating activity. The impact of the adoption on the Company’s income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company’s common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. The Company adopted this ASU at the beginning of 2017 and during 2017, the impact of this standard reduced the Company’s income tax expense and increased net income by approximately $2.4 million.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. At a minimum, adoption of ASU 2016-02 will require recording a ROU asset and a lease liability on the Company’s consolidated balance sheet; however, the Company is still currently evaluating the impact on its consolidated financial statements.

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

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability. There was a $52,000,000 outstanding balance on the PNC Facility as of March 31, 2018. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Interest on the Term Loans is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 7.25% and is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. There was a $104,737,500 outstanding balance on the Term Loan Facility as of March 31, 2018. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $1.6 million as of March 31, 2018.

Refrigerant Market

We are also exposed to market risk from fluctuations in the demand, price and availability of refrigerants. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales or write-downs of inventory, which could have a material adverse effect on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As previously discussed, the Company acquired ARI on October 10, 2017, resulting in changes in the Company’s internal control over financial reporting relating to new controls, which the Company is currently evaluating, as stated in the Controls and Procedures Section in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2017. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2017. There have been no material changes to such matters during the quarter ended March 31, 2018.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 10, 2018
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 10, 2018
	Nat Krishnamurti	Date
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

