Form 10-Q
period 2018-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2018-11-30
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	42,599,431 shares
Class	Outstanding at November 16, 2018

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,334	$5,002
Trade accounts receivable – net	37,938	14,831
Inventories	116,448	172,485
Income tax receivable	3,838	9,664
Prepaid expenses and other current assets	3,119	6,934
Total current assets	163,677	208,916

Property, plant and equipment, less accumulated depreciation	29,163	30,461
Deferred tax asset	9,255	-
Goodwill	47,803	49,464
Intangible assets, less accumulated amortization	30,936	32,419
Other assets	176	184
Total Assets	$281,010	$321,444

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$10,774	$10,885
Accrued expenses and other current liabilities	19,378	15,221
Accrued payroll	3,874	3,052
Current maturities of long-term debt	1,050	1,050
Short-term debt	55,082	65,152
Total current liabilities	90,158	95,360
Deferred tax liability	-	1,473
Long-term debt, less current maturities	100,842	101,158
Total Liabilities	191,000	197,991

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	-	-
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,403,140 and 42,398,140	424	424
Additional paid-in capital	114,531	114,302
Retained earnings (accumulated deficit)	(24,945)	8,727
Total Stockholders' Equity	90,010	123,453

Total Liabilities and Stockholders' Equity	$281,010	$321,444

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenues	$57,831	$52,231	$100,259	$91,061
Cost of sales	83,913	34,811	118,436	61,174
Gross profit	(26,082)	17,420	(18,177)	29,887

Operating expenses:
Selling, general and administrative	10,605	3,399	18,682	6,351
Amortization	741	121	1,483	243
Total operating expenses	11,346	3,520	20,165	6,594

Operating (loss) income	(37,428)	13,900	(38,342)	23,293

Interest expense	3,346	61	6,552	146

(Loss) income before income taxes	(40,774)	13,839	(44,894)	23,147

Income tax (benefit) expense	(10,158)	5,314	(11,222)	8,888

Net (loss) income	$(30,616)	$8,525	$(33,672)	$14,259

Net (loss) income per common share – Basic	$(0.72)	$0.21	$(0.79)	$0.34
Net (loss) income per common share – Diluted	$(0.72)	$0.20	$(0.79)	$0.33
Weighted average number of shares outstanding – Basic	42,403,140	41,567,848	42,403,084	41,537,894
Weighted average number of shares outstanding – Diluted	42,403,140	43,550,226	42,403,084	43,490,914

See Accompanying Notes to the Consolidated Financial Statements.

  Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total

Balance at January 1, 2017	41,465,820	$415	$114,032	$(2,430)	$112,017

Issuance of common stock upon exercise of stock options and warrants	1,207,729	12	795	-	807

Tax withholdings related to net share settlements of stock option awards	(281,645)	(3)	(2,023)	-	(2,026)

Issuance of common stock for services	6,236	-	47	-	47

Value of share-based arrangements	-	-	1,451	-	1,451

Net income	-	-	-	11,157	11,157

Balance at December 31, 2017	42,398,140	$424	$114,302	$8,727	$123,453

Issuance of common stock upon exercise of stock options and warrants	5,000		17	-	17

Value of share-based arrangements			212	-	212

Net (loss)	-	-	-	(33,672)	(33,672)

Balance at June 30, 2018	42,403,140	$424	$114,531	$(24,945)	$90,010

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Decrease) Increase in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(33,672)	$14,259
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	2,080	966
Amortization of intangible assets	1,483	243
Amortization of step-up in inventory basis	2,520	-
Lower of cost or net realizable value reserve	30,906	-
Allowance for doubtful accounts	35	60
Value of share-based arrangements	214	-
Amortization of deferred finance costs	485	33
Deferred tax (benefit) expense	(10,729)	496
Changes in assets and liabilities:
Trade accounts receivable	(23,142)	(19,785)
Inventories	24,272	3,988
Prepaid and other assets	3,583	(5,529)
Income taxes receivable	5,827	1,833
Accounts payable and accrued expenses	4,867	4,143
Cash provided by operating activities	8,729	707

Cash flows from investing activities:
Additions to property, plant, and equipment	(782)	(637)
Cash used in investing activities	(782)	(637)

Cash flows from financing activities:
Payment of deferred acquisition costs	-	(528)
Proceeds from issuance of common stock	17	355
Repayment of short-term debt – net	(10,070)	-
Repayment of long-term debt	(562)	(155)
Cash used in financing activities	(10,615)	(328)

(Decrease) in cash and cash equivalents	(2,668)	(258)
Cash and cash equivalents at beginning of period	5,002	33,931
Cash and cash equivalents at end of period	$2,334	$33,673

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$6,107	$142

Cash (refund) paid for income taxes – net	$(6,321)	$6,559

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

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset-based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (ASC) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2017. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2018 and December 31, 2017, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2018 and December 31, 2017.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in a highly-rated financial institution and, at times, the balances exceed FDIC insurance coverage. The Company’s trade accounts receivable are primarily due from companies throughout the United States. The Company reviews each customer’s credit history before extending credit.

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

For the six month period ended June 30, 2018, there were no customers that accounted for 10% or more of the Company’s revenues.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment, the impact of which would be reflected in cost of sales on the Consolidated Statements of Operations. Any such adjustment would be based on management’s judgment regarding future demand and market conditions and analysis of historical experience. Please see Note 3 for the description of the lower of cost or net realizable value adjustment recorded during the second quarter of 2018.

Property, Plant and Equipment

Property, plant and equipment, including internally manufactured equipment, are stated at cost. The cost to complete equipment that is under construction is not considered to be material to the Company’s financial position. Provision for depreciation is recorded (for financial reporting purposes) using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic life or the terms of the respective leases. Costs of maintenance and repairs are charged to expense when incurred.

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

Beginning in 2017, the Company adopted, on a prospective basis, Accounting Standards Update (ASU) No. 2017-04, which simplified the method used to perform the annual, or interim, goodwill impairment testing. For the year ended December 31, 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company’s actual and planned financial performance. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during the second quarter of 2018 resulting in an increase in inventory reserves for certain gases. The Company believes this adjustment was due to a temporary decline in market conditions leading to a reduction in price of certain refrigerant gases. The Company does not currently believe that these conditions, which are expected to be temporary in nature, are indicative of a permanent impairment of its goodwill or intangible assets as of June 30, 2018 however, management’s forecasts of planned revenue are dependent on market conditions. The Company will complete its annual goodwill impairment analysis in the fourth quarter, and to the extent the future cash flows are negatively impacted by these current conditions, the Company may determine that goodwill is impaired.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets, represents the amount due to customers for the return of refillable cylinders. ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability was assumed as part of the ARI acquisition. The balance was $11.3 million and $9.8 million at June 30, 2018 and December 31, 2017, respectively.

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

The Company applies the FASB’s guidance on revenue recognition, which requires the Company to recognize revenue in an amount that reflects the consideration the Company expects to be entitled in exchange for goods or services transferred to its customers. In most instances, the Company’s contract with a customer is the customer’s purchase order and the sales price to the customer is fixed. For certain customers, the Company may also enter into a sales agreement outlining a framework of terms and conditions applicable to future purchase orders received from that customer. Because the Company’s contracts with customers are typically for a single customer purchase order, the duration of the contract is usually less than one year. The Company’s performance obligations related to product sales are satisfied at a point in time, which may occur upon shipment of the product or receipt by the customer, depending on the terms of the arrangement. The Company’s performance obligations related to reclamation and RefrigerantSide® services are generally satisfied at a point in time when the service is performed. Accordingly, revenues are recorded upon the shipment of the product, or in certain instances upon receipt by the customer, or the completion of the service.

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided; such management fees are included in the below table as Product and related sales and were approximately $1.2 million for each of the six months ended June 30, 2018 and 2017.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
(in thousands)
Product and related sales	$56,448	$51,045	$97,549	$88,715
RefrigerantSide ® Services	1,383	1,186	2,710	2,346
Total	$57,831	$52,231	$100,259	$91,061

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

The tax benefit associated with the Company’s net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company expects to realize future taxable income. As a result of a prior year “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. To the extent that the Company utilizes its NOLs, it will not pay tax on such income. However, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation, it will pay income taxes based on the then existing statutory rates. In addition, certain states either do not allow or limit NOLs and as such the Company will be liable for certain state income taxes. As of June 30, 2018, the Company had NOLs of approximately $5.4 million expiring through 2021, $2.8 million of which are subject to annual limitations of approximately $1.3 million. As of June 30, 2018, the company had state tax NOLs of approximately $3.6 million expiring in various years.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2018, the various states’ statutes of limitations remain open for tax years subsequent to 2010.  The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2018, and December 31, 2017, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted (loss) earnings per share. The reconciliation of shares used to determine net (loss) income per share is as follows (dollars in thousands, unaudited):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017

Net (loss) income	$(30,616)	$8,525	$(33,672)	$14,259

Weighted average number of shares - basic	42,403,140	41,567,848	42,403,084	41,537,894
Shares underlying options	-	1,982,378	-	1,953,020
Weighted average number of shares outstanding – diluted	42,403,140	43,550,226	42,403,084	43,490,914

During the three month periods ended June 30, 2018 and 2017, certain options aggregating 785,697 shares and none, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2018 and 2017, certain options aggregating 785,697 shares and none, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company’s accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for deferred tax assets, and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA established a linear draw down for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and was reduced by approximately 4.5 million pounds each year to end at zero in 2020.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04) which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and has applied its guidance in its impairment assessments.

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

Note 3 - Inventories

Inventories, net of reserves, consist of the following:

	June 30, 2018	December 31, 2017
(in thousands)
Refrigerants and cylinders	$131,556	$174,262
Less: reserves	(15,108)	(1,777)
Total	$116,448	$172,485

During the second quarter of 2018, the Company recorded a $34.7 million lower of cost or net realizable value adjustment to its inventory, which included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and a $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during the second quarter of 2018, leading to an increase in inventory reserves for certain gases. The corresponding reserve release adjusts the cost basis of the inventory to net realizable value.

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30, 2018	December 31, 2017	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	13,388	13,390	15-30 years
- Equipment	23,644	23,524	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,580	1,612	3-5 years
- Lab and computer equipment, software	3,055	3,056	2-8 years
- Furniture & fixtures	684	656	5-10 years
- Leasehold improvements	864	711	3-5 years
- Equipment under construction	610	385
Subtotal	50,205	49,714
Accumulated depreciation	21,042	19,253
Total	$29,163	$30,461

Depreciation expense for the six months ended June 30, 2018 and 2017 was $2.1 million and $1.0 million, respectively.

Note 5 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. For the year ended December 31, 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company’s actual and planned financial performance. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

Based on the results of the impairment assessments of goodwill and other intangible assets performed in 2017, the Company concluded that it is more likely than not that the fair value of its goodwill significantly exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At June 30, 2018 the Company had $47.8 million of goodwill, of which $46.9 million is attributable to the acquisition of ARI on October 10, 2017.

The Company’s other intangible assets consist of the following:

		June 30, 2018			December 31, 2017
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$377	$9	$386	$374	$12
Covenant Not to Compete	6 - 10	1,270	552	718	1,270	475	795
Customer Relationships	10 - 12	31,660	2,619	29,041	31,660	1,288	30,372
Above Market Leases	13	567	32	535	567	10	557
Trade Name	2	30	30	-	30	30	-
Licenses	10	1,000	367	633	1,000	317	683
Totals identifiable intangible assets		$34,913	$3,977	$30,936	$34,913	$2,494	$32,419

Amortization expense for the six months ended June 30, 2018 and 2017 was $1.5 million and $0.2 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairment charges were recognized for the period ended June 30, 2018 and for the year ended December 31, 2017.

Note 6 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2018 and 2017, the share-based compensation expense of $0.2 million and none, respectively, are reflected in general and administrative expenses in the Consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2018, the Plans authorized the issuance of 10,000,000 shares of the Company’s common stock and, as of June 30, 2018 there were 8,537,873 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

Effective September 10, 2004, the Company adopted its 2004 Stock Incentive Plan (“2004 Plan”) pursuant to which 2,500,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either incentive stock options (ISOs) under the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs could be granted under the 2004 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective September 10, 2014, the Company’s ability to grant options or other awards under the 2004 Plan expired.

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

Effective June 7, 2018, the Company adopted its 2018 Stock Incentive Plan (“2018 Plan”) pursuant to which 4,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2018 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2018 Plan is sooner terminated, the ability to grant options or other awards under the 2018 Plan will expire on June 7, 2028.

ISOs granted under the 2018 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2018 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2018 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Certain options granted may contain a barrier price whereby the options are cancelled once the stock price declines below a predetermined barrier price for five consecutive trading days.

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were 231,500 and 0 stock options granted during the six months periods ended June 30, 2018 and 2017.

A summary of the activity for stock options issued under the Company's Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(1,545,161)	$2.27
-Granted	1,400,203	$5.72
Outstanding at December 31, 2017	3,069,440	$4.28
-Exercised	(5,000)	$3.43
-Granted	231,500	$2.54
-Cancelled	(2,510,243)	$4.94
Outstanding at June 30, 2018	785,697	$1.65

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2018 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	666,697	2.3 years	$1.56

The intrinsic values of options outstanding at June 30, 2018 and December 31, 2017 are $0.4 million and $5.5 million, respectively.

The intrinsic value of options unvested at June 30, 2018 and December 31, 2017 are $0 and $0, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 were $0 and $0.9 million, respectively.

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

	June 30, 2018	December 31, 2017
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$55,082	$65,152
- Long-term debt: current	1,050	1,050
Subtotal	56,132	66,202
Long-term debt:
- Term Loan Facility	103,425	103,950
- Vehicle and equipment loans	12	39
- Capital lease obligations	12	20
- Less: deferred financing costs on term loan	(2,607)	(2,851)
Subtotal	100,842	101,158

Total short-term & long-term debt (1)	$156,974	$167,360

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At June 30, 2018, total borrowings under the PNC Facility were $55 million, and total availability was approximately $48.6 million. In addition, there was a $130,000 outstanding letter of credit at June 30, 2018.

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

The PNC Facility contains a financial covenant requiring the Company to maintain at all times a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of four consecutive quarters. The FCCR (as defined in the PNC Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, minus the aggregate amount of cash taxes paid during such period, to (b) the aggregate amount of all scheduled payments of principal (excluding principal payments relating to outstanding revolving loans under the PNC Facility) and all cash payments of interest, plus cash dividends and distributions made during such period, plus payments in respect of capital lease obligations made during such period. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of June 30, 2018 and December 31, 2017, the FCCR was approximately 1.96 to 1 and 6.47 to 1, respectively.

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

Term Loan Facility

On October 10, 2017, HTC, Holdings, and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Initial Term Loan”) and could borrow up to an additional $25 million for a period of eighteen months after closing to fund additional permitted acquisitions (the “Delayed Draw Commitment”, and together with the Initial Term Loan, the “Term Loans”). The Delayed Draw Commitment was terminated effective June 29, 2018.

The Term Loans mature on October 10, 2023. Principal payments on the Term Loans are required on a quarterly basis, commencing with the quarter ended March 31, 2018, in the amount of 1% per annum of the original principal of the outstanding Term Loans. Commencing with the fiscal year ending December 31, 2018, the Term Loan Facility also requires annual principal payments of up to 50% of Excess Cash Flow (as defined in the Term Loan Facility) if the Company’s Total Leverage Ratio (as defined in the Term Loan Facility) for the applicable year is greater than 2.75 to 1.00. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and casualty and condemnation events. The Term Loans may be prepaid at the option of the Borrowers at par in an amount up to $30 million. Additional prepayments are permitted after the first anniversary of the closing date and were originally subject to a prepayment premium of 3% in year two, 1% in year three and zero in year four and thereafter.

Interest on the Term Loans is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest was originally payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 7.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described in Note 9 - Subsequent Events, below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of June 30, 2018 and December 31, 2017, the TLR was approximately 10.11 to 1 and 3.03 to 1, respectively.

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

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended (See Note 9 - Subsequent Events), as of June 30, 2018. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 0.0% to 6.7%.

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.1 million at June 30, 2018 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Twelve Month Period Ending June 30,	Amount
(in thousands)
-2019	$70
-2020	6
-2021	6
-2022	-
-2023	-
Subtotal	82
Less interest expense	(3)
Total	$79

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending June 30,	Amount
(in thousands)
-2019	$1,657
-2020	2,118
-2021	2,106
-2022	2,100
-2023	2,100
Thereafter	94,500

Total	$104,581

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

Due to the timing of the ARI acquisition, which closed during the fourth quarter of 2017, our estimates of the fair values of the assets that we acquired and the liabilities that we assumed are based on information that was available as of the acquisition date of ARI and are preliminary. We are continuing to evaluate the underlying inputs and assumptions used in our valuations, particularly with respect to certain aspects of the acquired inventory and property and equipment. In addition, in accordance with the stock purchase agreement, the purchase price remains subject to a further working capital adjustment. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquiror may adjust the provisional amounts recognized for a business combination, not to exceed one year from the acquisition date.

The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and the liabilities assumed on the date the Company completed the Acquisition of ARI, as previously reported as of year-end 2017 and June 30, 2018:

	Amortization life (in months)	As previously reported	Adjustments (1)		As Adjusted (in thousands)
Accounts receivable		$14,668	$		$14,668
Other assets		734			734
Inventories		103,876		1,661	105,537
Property and equipment		24,179			24,179
Customer relationships	144	29,660			29,660
Above-market leases	153	567			567
Goodwill		48,609		(1,661)	46,948
Total assets acquired		$222,293		$-	$222,293

Accounts payable and accrued expenses		$3,210	$		$3,210
Other current liabilities		10,114			10,114
Total liabilities assumed		$13,324		$-	$13,324

Total purchase price		$208,969		$-	$208,969

(1) The Company obtained further information regarding the fair value of acquired inventory based on information that exists as of the acquisition date.

The fair values of the acquired intangibles were determined using discounted cash flow models that include a discount factor based on an estimated risk-adjusted weighted average cost of capital. The customer relationships were valued using the multi-period excess-earnings method, a form of the income approach. The above-market leases were valued using the differential cash flow method of the income approach.

The acquisition resulted in the recognition of $46.9 million of goodwill, which should be deductible for tax purposes. Goodwill largely consists of expected growth in revenue from new customer acquisitions over time.

The cash consideration paid by the Company at closing was financed with available cash balances, plus $80 million of borrowings under the PNC Facility and a new term loan of $105 million from the Term Loan Facility.

Note 9 - Subsequent Events

On August 14, 2018, HTC, Holdings and ARI, as borrowers, and the Company as a guarantor, entered into a Waiver and Second Amendment to Term Loan Credit and Security Agreement (the “Second Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The Second Amendment superseded interim waivers and amended the Term Loan Facility, to waive compliance with the existing TLR covenant at June 30, 2018.

In addition, the Second Amendment also: (i) increases the interest rate by 300 basis points effective July 1, 2018; (ii) waives the existing prepayment premium in the Term Loan Facility in the event the term loan is repaid in full prior to March 31, 2020; (iii) adds an exit fee equal to three percent (3.00%) of the outstanding principal balance of the term loans on the date of the Second Amendment (provided, that payment of the exit fee is waived in the event that the term loan is repaid in full prior to January 1, 2020, and provided further that the exit fee is reduced to one-and-one-half percent (1.50%) in the event that the term loan is repaid in full on or after January 1, 2020 but prior to March 31, 2020); (iv) restricts acquisitions and other equity investments prior to September 30, 2018; and (v) required payment of a one-time waiver fee equal to one percent (1.00%) of the outstanding term loans.

On November 30, 2018, Hudson Technologies Company (“HTC”), an indirect subsidiary of Hudson Technologies, Inc. (the “Company”), and HTC’s affiliates Hudson Holdings, Inc. and Aspen Refrigerants, Inc. (formerly known as Airgas-Refrigerants, Inc.), as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, entered into a Waiver and Third Amendment to Term Loan Credit and Security Agreement (the “Third Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder.

The Third Amendment superseded interim waivers and amended the Term Loan Credit and Security Agreement dated October 10, 2017 (as previously amended, the “Term Loan Facility”) to reset the maximum Total Leverage Ratio covenant contained in the Term Loan Facility at the indicated dates as follows: (i) June 30, 2018 - 10.15:1.00; (ii) September 30, 2018 - 12.45:1.00; (iii) December 31, 2018 – 12.75:1.00; (iv) March 31, 2019 – 12.95:1.00; (v) June 30, 2019 – 8.25:1.00; September 30, 2019 – 6.40:1.00; (vi) December 31, 2019 – 5:70:1.00; and (vii) March 31, 2020 and each fiscal quarter thereafter – 4:75:1.00.

The Third Amendment increases the scheduled quarterly principal repayments to $525,000 effective December 31, 2018. In addition the Third Amendment requires a further repayment of principal on or before November 14, 2019 in an amount equal to (x) 100% of Excess Cash Flow (as defined in the Term Loan Facility) for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability (as defined in the Term Loan Facility) of at least $35,000,000, (y) 50% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability of at least $15,000,000 but less than $35,000,000, and (z) 0% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability less than $15,000,000, with any such payment subject to reduction by the amount of any voluntary prepayments made following the date of the Third Amendment. Any voluntary prepayments will not be subject to the prepayment premium or make-whole provisions of the Term Loan Facility. The Third Amendment also adds a minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $28 million, measured monthly.

The Third Amendment also amended the exit fee payable to the term loan lenders to five percent (5.00%) of the outstanding principal balance of the term loans on November 30, 2018 (the “Exit Fee”), which Exit Fee shall be payable in full in cash upon the earlier to occur of (x) repayment in full of the term loans, or (y) any acceleration of the term loans. The Exit Fee will be reduced by one-tenth of one percent (0.10%) for every $1,000,000 in voluntary prepayments made prior to January 1, 2020; provided, that, in no event shall the Exit Fee be reduced below three percent (3.00%) as a result of any such prepayments, (ii) payment of the Exit Fee shall be waived in the event that repayment in full of the term loans occurs prior to January 1, 2020, and (iii) the Exit Fee shall be reduced by an amount equal to fifty percent (50%) of the amount that would otherwise be payable in the event that repayment in full occurs on or after January 1, 2020 but prior to March 31, 2020.

On November 30, 2018, Hudson Technologies Company (“HTC”), an indirect subsidiary of Hudson Technologies, Inc. (the “Company”), and HTC’s affiliates Hudson Holdings, Inc. and Aspen Refrigerants, Inc. (formerly known as Airgas-Refrigerants, Inc.), as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, entered into a Second Amendment to Amended and Restated Revolving Credit and Security Agreement, Consent and Waiver (the “Second Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”) and the lenders thereunder.

The Second Revolver Amendment amends the Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 (as amended to date, the “PNC Facility”), to replace the existing fixed charge coverage ratio until September 30, 2019 with an EBITDA covenant requiring minimum EBITDA for the four fiscal quarters ended on the following dates: September 30, 2018 - $9,240,000; December 31, 2018 - $9,428,000; March 31, 2019 - $9,270,000; June 30, 2019 - $14,195,000. The minimum fixed charge coverage ratio of 1.00:1.00 shall recommence for the quarter ending September 30, 2019. The Second Revolver Amendment also increases the applicable interest rate margin to 3% for Eurodollar Rate Loans (as defined in the PNC Facility) and 2% for Domestic Rate Loans (as defined in the PNC Facility) through September 30, 2019, with applicable margins thereafter of between 2.5% and 3% for Eurodollar Rate Loans and 1.5% and 2% for Domestic Rate Loans based on the applicable fixed charge coverage ratio. In connection with the Second Revolver Amendment, the Borrowers also paid the Agent a waiver and amendment fee of $250,000.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate ARI and any other assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2017 and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Overview

Sales of refrigerants continue to represent a significant majority of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and was reduced by approximately 4.5 million pounds each year to end at zero in 2020.

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

The cash consideration paid by Holdings at closing was financed with available cash balances, plus $80 million of borrowings under an enhanced asset-based lending facility of $150 million from PNC Bank and a new term loan of $105 million from funds advised by FS Investments.

Results of Operations

Three month period ended June 30, 2018 as compared to the three month period ended June 30, 2017

Revenues for the three month period ended June 30, 2018 were $57.8 million, an increase of $5.6 million or 11% from the $52.2 million reported during the comparable 2017 period primarily due to the acquisition of ARI. Excluding the impact of that acquisition, revenues for the three-month period ended June 30, 2018 decreased by $21 million from the comparable 2017 period. This decrease in revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $18 million, and a decrease in the number pounds of certain refrigerants sold, which accounted for a decrease in revenues of $3 million.

Cost of sales for the three-month period ended June 30, 2018 was $83.9 million or 145% of sales. The cost of sales for the three-month period ended June 30, 2017 was $34.8 million or 67% of sales. During the second quarter of 2018, the Company recorded a $34.7 million lower of cost or net realizable value adjustment to its inventory, which included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and an $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during the second quarter of 2018, leading to an increase in inventory reserves for certain gases. The increase in the cost of sales percentage between the periods is primarily due to the decrease in the selling price per pound of certain refrigerants sold for the three-month period ended June 30, 2018 compared to the same period in 2017. The cost of sales percentage was also negatively impacted by $2.6 million from the amortization of the step up to fair value of R-22 refrigerant inventory acquired in the ARI acquisition that was sold in the three-month period ended June 30, 2018.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2018 were $10.6 million, an increase of $7.2 million from the $3.4 million reported during the comparable 2017 period. The increase in SG&A is primarily due to $4.5 million of operating expenses relating to the ARI operations during the three months ended June 30, 2018; the acquisition was not consummated until October 2017. In addition, during the three months ended June 30, 2018 and 2017, the Company incurred $2.9 million and $0.8 million, respectively, of nonrecurring charges, mainly consisting of integration and related fees relating to the acquisition of ARI.

Amortization expense for the three-month period ended June 30, 2018 was $0.7 million, an increase of $0.6 million from the $0.1 million reported during the comparable 2017 period. The variance is almost entirely due to increased amortization expense of intangible assets relating to the ARI acquisition.

Interest expense for the three-month period ended June 30, 2018 was $3.3 million, compared to the $0.1 million reported during the comparable 2017 period. The difference is mainly due to the increase in interest expense relating to additional borrowings as a result of the acquisition of ARI.

The income tax benefit for the three-month period ended June 30, 2018 was $10.2 million compared to income tax expense of $5.3 million for the three-month ended June 30, 2017. For 2018 and 2017, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax loss or income after adjusting for certain items. As a result of the enactment of the 2017 Tax Act, the effective tax rate reported for the three-month period ended June 30, 2018 was reduced to 25% compared with the 38% effective tax rate reported for the three-month period ended June 30, 2017.

The net loss for the three-month period ended June 30, 2018 was $30.6 million, a decrease of $39.1 million from the $8.5 million of net income reported during the comparable 2017 period, primarily due to the lower of cost or net realizable value adjustment described above, the compression of gross margin attributable to a decrease in the selling price per pound of certain refrigerants sold, and a decrease in the number pounds of certain refrigerants sold.

Six month period ended June 30, 2018 as compared to the six month period ended June 30, 2017

Revenues for the six month period ended June 30, 2018 were $100.3 million, an increase of $9.2 million or 10% from the $91.1 million reported during the comparable 2017 period primarily due to the acquisition of ARI. Excluding the impact of that acquisition, revenues for the six-month period ended June 30, 2018 decreased by $38 million from the comparable 2017 period. This decrease in revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $26 million, and a decrease in the number pounds of certain refrigerants sold, which accounted for a decrease in revenues of $13 million. These reductions were offset by a $1 million increase in new DLA business.

Cost of sales for the six-month period ended June 30, 2018 was $118.4 million or 118% of sales. The cost of sales for the six-month period ended June 30, 2017 was $61.2 million or 67% of sales. During the second quarter of 2018, the Company recorded a $34.7 million lower of cost or net realizable value adjustment to its inventory, which included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and an $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during the second quarter of 2018, leading to an increase in inventory reserves for certain gases. The increase in the cost of sales percentage between the periods is primarily due to the decrease in the selling price per pound of certain refrigerants sold for the six-month period ended June 30, 2018 compared to the same period in 2017. The cost of sales percentage was also negatively impacted by $3.7 million from the amortization of the step up to fair value of R-22 refrigerant inventory acquired in the ARI acquisition that was sold during the six-month period ended June 30, 2018.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2018 were $18.7 million, an increase of $12.3 million from the $6.4 million reported during the comparable 2017 period. The increase in SG&A is primarily due to $8.7 million of operating expenses relating to the ARI operations during the six-months ended June 30, 2018, since the acquisition was not consummated until October 2017. In addition, during the six months ended June 30, 2018 and 2017, the Company incurred $3.9 million and $1.4 million, respectively, of nonrecurring charges, mainly consisting of integration and related fees relating to the acquisition of ARI.

Amortization expense for the six-month period ended June 30, 2018 was $1.5 million, an increase of $1.3 million from the $0.2 million reported during the comparable 2017 period. The variance is almost entirely due to increased amortization expense of intangible assets relating to the ARI acquisition.

Interest expense for the six-month period ended June 30, 2018 was $6.6 million, compared to the $0.1 million reported during the comparable 2017 period. The difference is mainly due to the increase in interest expense relating to additional borrowings as a result of the acquisition of ARI.

The income tax benefit for the six-month period ended June 30, 2018 was $11.2 million compared to income tax expense of $8.9 million for the six-month ended June 30, 2017. For 2018 and 2017, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax loss or income after adjusting for certain items. As a result of the enactment of the 2017 Tax Act, the effective tax rate reported for the six-month period ended June 30, 2018 was reduced to 25% compared with the 38% effective tax rate reported for the six-month period ended June 30, 2017.

The net loss for the three-month period ended June 30, 2018 was $33.7 million, a decrease of $48.0 million from the $14.3 million of net income reported during the comparable 2017 period, primarily due to the lower of cost or net realizable value adjustment described above, the compression of gross margin attributable to a decrease in the selling price per pound of certain refrigerants sold, and a decrease in the number pounds of certain refrigerants sold.

Liquidity and Capital Resources

At June 30, 2018, the Company had working capital, which represents current assets less current liabilities, of $73.5 million, a decrease of $40.0 million from the working capital of $113.5 million at December 31, 2017. The decrease in working capital is primarily attributable to the $34.7 million lower of cost or net realizable value adjustment relating to the inventory and net loss for the period ended June 30, 2018.

Inventory and trade receivables are principal components of current assets. At June 30, 2018, the Company had inventory of $116.4 million, a decrease of $56.1 million from $172.5 million at December 31, 2017. As discussed in the previous section, the decrease in the inventory balance is primarily due to the lower of cost or net realizable value adjustment recorded during the second quarter of 2018. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2018, the Company had trade receivables, net of allowance for doubtful accounts, of $37.9 million, an increase of $23.1 million from $14.8 million at December 31, 2017. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the six-month period ended June 30, 2018 was $8.7 million, an increase of $8.0 million compared with the net cash provided by operating activities of $0.7 million for the comparable 2017 period. Net cash provided by operating activities in the 2018 period improved despite the net loss reported in the period due to the timing of certain receivables and payables during the quarter, and a cash refund received from the Internal Revenue Service. Also, a significant portion of the net loss was non-cash and included depreciation and amortization.

Net cash used in investing activities was $0.8 million for the six-month period ended June 30, 2018, an increase of $0.2 million compared with $0.6 million of net cash used in investing activities during the comparable 2017 period. The net cash used in investing activities for the 2018 and 2017 periods was primarily related to investment in general purpose equipment for the Company’s facilities.

Net cash used in financing activities for the six-month period ended June 30, 2018 was $10.6 million compared with net cash used in financing activities of $0.3 million for the comparable 2017 period. During the first half of 2018, the Company reduced its borrowing under the PNC Facility and the Term Loan Facility by $10.6 million while during the comparable 2017 period, the Company paid its final earnout relating to the 2015 acquisition of a supplier of refrigerants and compressed gases.

At June 30, 2018, cash and cash equivalents were $2.3 million, or approximately $2.7 million lower than the $5.0 million of cash and cash equivalents at December 31, 2017. During the six months ended June 30, 2018, the Company utilized cash flow from operations to mainly pay down a portion of the PNC Facility and the Term Loan Facility described above.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At June 30, 2018, total borrowings under the PNC Facility were $55 million, and total availability was approximately $48.6 million. In addition, there was a $130,000 outstanding letter of credit at June 30, 2018.

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

The PNC Facility contains a financial covenant requiring the Company to maintain at all times a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of four consecutive quarters. The FCCR (as defined in the PNC Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, minus the aggregate amount of cash taxes paid during such period, to (b) the aggregate amount of all scheduled payments of principal (excluding principal payments relating to outstanding revolving loans under the PNC Facility) and all cash payments of interest, plus cash dividends and distributions made during such period, plus payments in respect of capital lease obligations made during such period. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of June 30, 2018 and December 31, 2017, the FCCR was approximately 1.96 to 1 and 6.47 to 1, respectively.

On November 30, 2018, Hudson Technologies Company (“HTC”), an indirect subsidiary of Hudson Technologies, Inc. (the “Company”), and HTC’s affiliates Hudson Holdings, Inc. and Aspen Refrigerants, Inc. (formerly known as Airgas-Refrigerants, Inc.), as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, entered into a Second Amendment to Amended and Restated Revolving Credit and Security Agreement, Consent and Waiver (the “Second Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”) and the lenders thereunder.

The Second Revolver Amendment amends the Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 (as amended to date, the “PNC Facility”), to replace the existing fixed charge coverage ratio until September 30, 2019 with an EBITDA covenant requiring minimum EBITDA for the four fiscal quarters ended on the following dates: September 30, 2018 - $9,240,000; December 31, 2018 - $9,428,000; March 31, 2019 - $9,270,000; June 30, 2019 - $14,195,000. The minimum fixed charge coverage ratio of 1.00:1.00 shall recommence for the quarter ending September 30, 2019. The Second Revolver Amendment also increases the applicable interest rate margin to 3% for Eurodollar Rate Loans (as defined in the PNC Facility) and 2% for Domestic Rate Loans (as defined in the PNC Facility) through September 30, 2019, with applicable margins thereafter of between 2.5% and 3% for Eurodollar Rate Loans and 1.5% and 2% for Domestic Rate Loans based on the applicable fixed charge coverage ratio. In connection with the Second Revolver Amendment, the Borrowers also paid the Agent a waiver and amendment fee of $250,000.

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

Term Loan Facility

On October 10, 2017, HTC, Holdings, and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Initial Term Loan”) and could borrow up to an additional $25 million for a period of eighteen months after closing to fund additional permitted acquisitions (the “Delayed Draw Commitment”, and together with the Initial Term Loan, the “Term Loans”). The Delayed Draw Commitment was terminated effective June 29, 2018.

The Term Loans mature on October 10, 2023. Principal payments on the Term Loans are required on a quarterly basis, commencing with the quarter ended March 31, 2018, in the amount of 1% per annum of the original principal of the outstanding Term Loans. Commencing with the fiscal year ending December 31, 2018, the Term Loan Facility also requires annual principal payments of up to 50% of Excess Cash Flow (as defined in the Term Loan Facility) if the Company’s Total Leverage Ratio (as defined in the Term Loan Facility) for the applicable year is greater than 2.75 to 1.00. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and casualty and condemnation events. The Term Loans may be prepaid at the option of the Borrowers at par in an amount up to $30 million. Additional prepayments are permitted after the first anniversary of the closing date and were originally subject to a prepayment premium of 3% in year two, 1% in year three and zero in year four and thereafter.

Interest on the Term Loans is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest was originally payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 7.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of June 30, 2018 and December 31, 2017, the TLR was approximately 10.11 to 1 and 3.03 to 1, respectively.

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

On August 14, 2018, HTC, Holdings and ARI, as borrowers, and the Company as a guarantor, entered into a Waiver and Second Amendment to Term Loan Credit and Security Agreement (the “Second Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The Second Amendment superseded interim waivers and amended the Term Loan Facility, to waive compliance with the existing TLR covenant at June 30, 2018.

In addition, the Second Amendment also: (i) increases the interest rate by 300 basis points effective July 1, 2018; (ii) waives the existing prepayment premium in the Term Loan Facility in the event the term loan is repaid in full prior to March 31, 2020; (iii) adds an exit fee equal to three percent (3.00%) of the outstanding principal balance of the term loans on the date of the Second Amendment (provided, that payment of the exit fee is waived in the event that the term loan is repaid in full prior to January 1, 2020, and provided further that the exit fee is reduced to one-and-one-half percent (1.50%) in the event that the term loan is repaid in full on or after January 1, 2020 but prior to March 31, 2020); (iv) restricts acquisitions and other equity investments prior to September 30, 2018; and (v) required payment of a one-time waiver fee equal to one percent (1.00%) of the outstanding term loans.

On November 30, 2018, Hudson Technologies Company (“HTC”), an indirect subsidiary of Hudson Technologies, Inc. (the “Company”), and HTC’s affiliates Hudson Holdings, Inc. and Aspen Refrigerants, Inc. (formerly known as Airgas-Refrigerants, Inc.), as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, entered into a Waiver and Third Amendment to Term Loan Credit and Security Agreement (the “Third Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder.

The Third Amendment superseded interim waivers and amended the Term Loan Credit and Security Agreement dated October 10, 2017 (as previously amended, the “Term Loan Facility”) to reset the maximum Total Leverage Ratio covenant contained in the Term Loan Facility at the indicated dates as follows: (i) June 30, 2018 - 10.15:1.00; (ii) September 30, 2018 - 12.45:1.00; (iii) December 31, 2018 – 12.75:1.00; (iv) March 31, 2019 – 12.95:1.00; (v) June 30, 2019 – 8.25:1.00; September 30, 2019 – 6.40:1.00; (vi) December 31, 2019 – 5:70:1.00; and (vii) March 31, 2020 and each fiscal quarter thereafter – 4:75:1.00.

The Third Amendment increases the scheduled quarterly principal repayments to $525,000 effective December 31, 2018. In addition the Third Amendment requires a further repayment of principal on or before November 14, 2019 in an amount equal to (x) 100% of Excess Cash Flow (as defined in the Term Loan Facility) for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability (as defined in the Term Loan Facility) of at least $35,000,000, (y) 50% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability of at least $15,000,000 but less than $35,000,000, and (z) 0% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability less than $15,000,000, with any such payment subject to reduction by the amount of any voluntary prepayments made following the date of the Third Amendment. Any voluntary prepayments will not be subject to the prepayment premium or make-whole provisions of the Term Loan Facility. The Third Amendment also adds a minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $28 million, measured monthly.

The Third Amendment also amended the exit fee payable to the term loan lenders to five percent (5.00%) of the outstanding principal balance of the term loans on November 30, 2018 (the “Exit Fee”), which Exit Fee shall be payable in full in cash upon the earlier to occur of (x) repayment in full of the term loans, or (y) any acceleration of the term loans. The Exit Fee will be reduced by one-tenth of one percent (0.10%) for every $1,000,000 in voluntary prepayments made prior to January 1, 2020; provided, that, in no event shall the Exit Fee be reduced below three percent (3.00%) as a result of any such prepayments, (ii) payment of the Exit Fee shall be waived in the event that repayment in full of the term loans occurs prior to January 1, 2020, and (iii) the Exit Fee shall be reduced by an amount equal to fifty percent (50%) of the amount that would otherwise payable in the event that repayment in full occurs on or after January 1, 2020 but prior to March 31, 2020.

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended, as of June 30, 2018.  The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

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

For the six month period ended June 30, 2018, there were no customers that accounted for 10% or more of the Company’s revenues.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04) which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows a company to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017 and has applied its guidance in its impairment assessments.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility and on the Term Loan Facility. The PNC Facility is a $150,000,000 secured facility, and the Term Loan Facility provides for Term Loans of $105,000,000. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As of June 30, 2018, interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability. There was a $55,000,000 outstanding balance on the PNC Facility as of June 30, 2018. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Interest on the Term Loans is payable as of July 1, 2018 at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 10.25% and is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. There was a $104,475,000 outstanding balance on the Term Loan Facility as of June 30, 2018. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 100 basis points per annum, the annual effect on interest expense would be approximately $1.6 million as of June 30, 2018.

Refrigerant Market

We are also exposed to market risk from fluctuations in the demand, price and availability of refrigerants. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms, or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, or write-downs of inventory, which could have a material adverse effect on our consolidated results of operations.

During the second quarter of 2018, the Company recorded a $34.7 million lower of cost or net realizable value adjustment of its inventory. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during the second quarter of 2018, leading to an increase in inventory reserves for certain gases.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Form 10-Q.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives including that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain such controls and procedures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 as a result of the following material weakness:

● We lack a sufficient complement of competent finance personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company.

Management believes that the material weakness noted is due in part to the reduction in size of the finance staff resulting from various staff departures that occurred during the first half of 2018, as a result of the relocation of the finance staff of ARI, which was acquired during the fourth quarter of 2017.

As part of our remediation plan, we have hired additional employees and external consultants who have the technical skillset to improve our financial reporting; implement new policies, procedures and controls; properly review transactions recorded and classified in the financial statements; and ensure proper accounting and related disclosures for complex accounting matters when necessary. We hired these individuals in September 2018 and expect to fully remediate this material weakness, including documentation and testing, by December 31, 2018.

Changes in Internal Control over Financial Reporting

As previously discussed, the Company acquired ARI on October 10, 2017, resulting in changes in the Company’s internal control over financial reporting relating to new controls, which the Company is currently evaluating, as stated in the Controls and Procedures Section in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2017. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2017. There have been no material changes to such matters during the quarter ended June 30, 2018.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Limited Waiver and First Amendment to the Term Loan Credit and Security Agreement and certain other documents
10.2	Extension Letter dated July 31, 2018
10.3	Extension Letter dated August 7, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 30, 2018
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 30, 2018
	Nat Krishnamurti	Date
Chief Financial Officer

