Form 10-Q
period 2018-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2018-11-30
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1-Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,378	$5,002
Trade accounts receivable – net	23,166	14,831
Inventories	106,508	172,485
Income tax receivable	-	9,664
Prepaid expenses and other current assets	3,560	6,934
Total current assets	134,612	208,916

Property, plant and equipment, less accumulated depreciation	28,330	30,461
Deferred tax asset	-	-
Goodwill	47,803	49,464
Intangible assets, less accumulated amortization	30,194	32,419
Other assets	72	184
Total Assets	$241,011	$321,444

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$10,836	$10,885
Accrued expenses and other current liabilities	21,545	15,221
Accrued payroll	1,916	3,052
Current maturities of long-term debt	1,050	1,050
Short-term debt	29,065	65,152
Total current liabilities	64,412	95,360
Deferred tax liability	372	1,473
Long-term debt, less current maturities	99,675	101,158
Total Liabilities	164,459	197,991

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	-	-
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,599,431 and 42,398,140	426	424
Additional paid-in capital	114,951	114,302
Retained earnings (accumulated deficit)	(38,825)	8,727
Total Stockholders' Equity	76,552	123,453

Total Liabilities and Stockholders' Equity	$241,011	$321,444

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues	$40,545	$24,706	$140,804	$115,766
Cost of sales	32,816	19,636	151,252	80,811
Gross profit	7,729	5,070	(10,448)	34,955

Operating expenses:
Selling, general and administrative	7,356	3,473	26,038	9,823
Amortization	742	121	2,225	364
Total operating expenses	8,098	3,594	28,263	10,187

Operating income (loss)	(369)	1,476	(38,711)	24,768

Interest expense	4,064	24	10,616	170

(Loss) income before income taxes	(4,433)	1,452	(49,327)	24,598

Income tax expense (benefit)	9,447	(652)	(1,775)	8,236

Net (loss) income	$(13,880)	$2,104	$(47,552)	$16,362

Net (loss) income per common share – Basic	$(0.33)	$0.05	$(1.12)	$0.39
Net (loss) income per common share – Diluted	$(0.33)	$0.05	$(1.12)	$0.38
Weighted average number of shares outstanding – Basic	42,530,476	41,869,528	42,445,926	41,648,439
Weighted average number of shares outstanding – Diluted	42,530,476	43,463,982	42,445,926	43,173,427

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2017	41,465,820	$415	$114,032	$(2,430)	$112,017

Issuance of common stock upon exercise of stock options and warrants	1,207,729	12	795	-	807

Tax withholdings related to net share settlements of stock option awards	(281,645)	(3)	(2,023)	-	(2,026)

Issuance of common stock for services	6,236	-	47	-	47

Value of share-based arrangements	-	-	1,451	-	1,451

Net income	-	-	-	11,157	11,157

Balance at December 31, 2017	42,398,140	$424	$114,302	$8,727	$123,453

Issuance of common stock upon exercise of stock options and warrants	5,000		17	-	17

Issuance of common stock for services	196,291	2	346	-	348

Value of share based arrangements			286		286

Net (loss)	-	-	-	(47,552)	(47,552)

Balance at September 30, 2018	42,599,431	$426	$114,951	$(38,825)	$76,552

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Decrease) Increase in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(47,552)	$16,362
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	3,123	1,324
Amortization of intangible assets	2,225	364
Amortization of step-up in inventory basis	2,520	-
Lower of cost or net realizable value reserve	26,694	-
Allowance for doubtful accounts	14	90
Value of share-based arrangements	632	28
Amortization of deferred finance costs	757	33
Deferred tax (benefit) expense	(1,101)	658
Changes in assets and liabilities:
Trade accounts receivable	(8,348)	(9,241)
Inventories	38,424	4,790
Prepaid and other assets	3,124	(5,754)
Income taxes receivable	9,664	793
Accounts payable and accrued expenses	5,138	2,690
Cash provided by operating activities	35,314	12,137

Cash flows from investing activities:
Additions to property, plant, and equipment	(992)	(861)
Cash used in investing activities	(992)	(861)

Cash flows from financing activities:
Payment of deferred acquisition costs	-	(528)
Proceeds from issuance of common stock	17	722
Deferred financing costs	(1,045)	-
Tax payment withholdings related to settlements of stock option awards	-	(1,235)
Repayment of short-term debt – net	(36,086)	-
Repayment of long-term debt	(832)	(172)
Cash used in financing activities	(37,946)	(1,213)

(Decrease) increase in cash and cash equivalents	(3,624)	10,063
Cash and cash equivalents at beginning of period	5,002	33,931
Cash and cash equivalents at end of period	$1,378	$43,994

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$8,718	$227

Cash (refund) paid for income taxes – net	$(10,338)	$6,785

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2017. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2018 and December 31, 2017, because of the relatively short maturity of these instruments. The carrying value of short and long-term debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2018 and December 31, 2017.

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

For the nine month period ended September 30, 2018, there were no customers that accounted for 10% or more of the Company’s revenues.

For the nine month period ended September 30, 2017, two customers each accounted for 10% or more of the Company’s revenues and, in the aggregate these two customers accounted for approximately 37% of the Company’s revenues. At September 30, 2017, there were $4.3 million in outstanding receivables from these customers.

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

We evaluate the carrying value of our goodwill on an annual basis during the fourth quarter each year, and more frequently whenever events or circumstances make it more likely than not an impairment may have occurred. Beginning in 2017, the Company adopted, on a prospective basis, Accounting Standards Update (ASU) No. 2017-04, which simplified the method used to perform the annual, or interim, goodwill impairment testing. For the year ended December 31, 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company’s actual and planned financial performance. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018 resulting in an increase in inventory reserves for certain gases. The Company determined as of September 30, 2018, that the year to date declines in revenue and operating income, along with the decrease in the Company’s stock price during 2018 represented a triggering event which may require a goodwill impairment test. Based on these indicators, the Company quantitatively evaluated its goodwill for impairment as of September 30, 2018 and determined that goodwill was not impaired.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets, represents the amount due to customers for the return of refillable cylinders. ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced.  The cylinder deposit balance was $11.6 million and $9.8 million at September 30, 2018 and December 31, 2017, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided; such management fees are included in the below table as Product and related sales and were approximately $1.8 million for each of the nine months ended September 30, 2018 and 2017.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
(in thousands)
Product and related sales	$39,787	$23,877	$137,336	$112,591
RefrigerantSide ® Services	758	829	3,468	3,175
Total	$40,545	$24,706	$140,804	$115,766

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

The tax benefit associated with the Company’s net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company expects to realize future taxable income. As a result of a prior year “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. To the extent that the Company utilizes its NOLs, it will not pay tax on such income. However, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation, it will pay income taxes based on the then existing statutory rates. In addition, certain states either do not allow or limit NOLs and as such the Company will be liable for certain state income taxes. As of September 30, 2018, the Company had NOLs of approximately $5.4 million expiring through 2021, $2.8 million of which are subject to annual limitations of approximately $1.3 million. As of September 30, 2018, the company had state tax NOLs of approximately $3.6 million expiring in various years.  We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the operating loss experienced as of September 30, 2018, our analysis indicates that we have cumulative three year historical losses on this basis, which represents significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of September 30, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a valuation allowance of approximately $10.3 million during the quarter ended September 30, 2018.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2018, the various states’ statutes of limitations remain open for tax years subsequent to 2010.  The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2018, and December 31, 2017, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted (loss) earnings per share. The reconciliation of shares used to determine net (loss) income per share is as follows (dollars in thousands, unaudited):

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Net (loss) income	$(13,880)	$2,104	$(47,552)	$16,362

Weighted average number of shares - basic	42,530,476	41,869,528	42,445,926	41,648,439
Shares underlying options	-	1,594,454	-	1,524,988
Weighted average number of shares outstanding – diluted	42,530,476	43,463,982	42,445,926	43,173,427

During the three month periods ended September 30, 2018 and 2017, certain options aggregating 852,552 shares and none, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2018 and 2017, certain options aggregating 852,552 shares and none, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 3- Inventories

Inventories, net of reserves, consist of the following:

	September 30, 2018	December 31, 2017
(in thousands)
Refrigerants and cylinders	$117,626	$174,262
Less: reserves	(11,118)	(1,777)
Total	$106,508	$172,485

During the second quarter of 2018, the Company recorded a $34.7 million lower of cost or net realizable value adjustment to its inventory. The $34.7 million adjustment included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and an $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018, leading to an increase in inventory reserves for certain gases.

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30, 2018	December 31, 2017	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	13,381	13,390	15-30 years
- Equipment	23,866	23,524	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,580	1,612	3-5 years
- Lab and computer equipment, software	3,090	3,056	2-8 years
- Furniture & fixtures	684	656	5-10 years
- Leasehold improvements	864	711	3-5 years
- Equipment under construction	570	385
Subtotal	50,415	49,714
Accumulated depreciation	22,085	19,253
Total	$28,330	$30,461

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $3.1 million and $1.3 million, respectively.

Note 5 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. For the year ended December 31, 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company’s actual and planned financial performance. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed.

Based on the results of the impairment assessments of goodwill and other intangible assets performed in 2017, the Company concluded that it was more likely than not that the fair value of its goodwill significantly exceeded the carrying value and that there were no impairment indicators related to intangible assets. The Company determined as of September 30, 2018, that the year to date declines in revenue and operating income, along with the decrease in the Company’s stock price during 2018 represented a triggering event which may require a goodwill impairment test. Based on these indicators, the Company quantitatively evaluated its goodwill for impairment as of September 30, 2018 and determined that goodwill was not impaired.

At September 30, 2018 the Company had $47.8 million of goodwill, of which $46.9 million is attributable to the acquisition of ARI on October 10, 2017.

The Company’s other intangible assets consist of the following:

		September 30, 2018			December 31, 2017
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$379	$7	$386	$374	$12
Covenant Not to Compete	6 - 10	1,270	591	679	1,270	475	795
Customer Relationships	10 - 12	31,660	3,284	28,376	31,660	1,288	30,372
Above Market Leases	13	567	43	524	567	10	557
Trade Name	2	30	30	-	30	30	-
Licenses	10	1,000	392	608	1,000	317	683
Totals identifiable intangible assets		$34,913	$4,719	$30,194	$34,913	$2,494	$32,419

Amortization expense for the nine months ended September 30, 2018 and 2017 was $2.2 million and $0.4 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairment charges were recognized for the period ended September 30, 2018 and for the year ended December 31, 2017.

Note 6 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at the grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the nine month periods ended September 30, 2018 and 2017, the share-based compensation expense of $0.6 million and de minimis, respectively, are reflected in general and administrative expenses in the Consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2018, the Plans authorized the issuance of 7,000,000 shares of the Company’s common stock and, as of September 30, 2018 there were 6,709,854 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

Effective August 27, 2008, the Company adopted its 2008 Stock Incentive Plan (“2008 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs could be granted under the 2008 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards could be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights could also be issued in tandem with stock options. Effective August 27, 2018, the Company’s ability to grant options or other awards under the 2008 Plan expired.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were 307,355 and 0 stock options granted during the nine month periods ended September 30, 2018 and 2017.

A summary of the activity for stock options issued under the Company's Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(1,545,161)	$2.27
-Granted	1,400,203	$5.72
Outstanding at December 31, 2017	3,069,440	$4.28
-Exercised	(5,000)	$3.43
-Granted	307,355	$2.37
-Cancelled	(2,519,243)	$4.93
Outstanding at September 30, 2018	852,552	$1.66

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2018 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	727,552	2.1 years	$1.58

The intrinsic values of options outstanding at September 30, 2018 and December 31, 2017 are $0 and $5.5 million, respectively.

The intrinsic value of options unvested at September 30, 2018 and December 31, 2017 are $0 and $0, respectively.

The intrinsic value of options exercised during the nine month ended September 30, 2018 and 2017 were $0 and $5.2 million, respectively.

Note 7 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

	September 30, 2018	December 31, 2017
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$29,065	$65,152
- Long-term debt: current	1,050	1,050
Subtotal	30,115	66,202
Long-term debt:
- Term Loan Facility	103,163	103,950
- Vehicle and equipment loans	8	39
- Capital lease obligations	5	20
- Less: deferred financing costs on term loan	(3,501)	(2,851)
Subtotal	99,675	101,158

Total short-term & long-term debt (1)	$129,790	$167,360

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At September 30, 2018, total borrowings under the PNC Facility were $29.0 million, and total availability was approximately $43.5 million. In addition, there was a $130,000 outstanding letter of credit at September 30, 2018.

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

The PNC Facility contains a financial covenant requiring the Company to maintain at all times a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of four consecutive quarters. The FCCR (as defined in the PNC Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, minus the aggregate amount of cash taxes paid during such period, to (b) the aggregate amount of all scheduled payments of principal (excluding principal payments relating to outstanding revolving loans under the PNC Facility) and all cash payments of interest, plus cash dividends and distributions made during such period, plus payments in respect of capital lease obligations made during such period. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of September 30, 2018 and December 31, 2017, the FCCR was approximately 1.74 to 1 and 6.47 to 1, respectively.

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Initial Term Loan”) and could borrow up to an additional $25 million for a period of eighteen months after closing to fund additional permitted acquisitions (the “Delayed Draw Commitment”, and together with the Initial Term Loan, the “Term Loans”). The Delayed Draw Commitment was terminated effective June 29, 2018 (the “First Amendment”).

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of September 30, 2018 and December 31, 2017, the TLR was approximately 12.44 to 1 and 3.03 to 1, respectively.

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

The Company evaluated the First and Second Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that both amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $1.0 million of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended (See Note 9 - Subsequent Events), as of September 30, 2018. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 0.0% to 6.7%.

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.1 million at September 30, 2018 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Twelve Month Period Ending September 30,	Amount
(in thousands)
-2019	$67
-2020	14
-2021	-
-2022	-
-2023	-
Subtotal	81
Less interest expense	(3)
Total	$78

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending September 30,	Amount
(in thousands)
-2019	$1,903
-2020	2,113
-2021	2,100
-2022	2,100
-2023	2,100
Thereafter	93,975

Total	$104,291

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

The fair values of the assets that we acquired and the liabilities that we assumed are now final. Any future changes to the acquired assets and liabilities will be recorded in the Company’s Consolidated Statement of Operations. The Company is currently engaged with Airgas with respect to finalizing the post-closing adjustment, as defined in the Stock Purchase Agreement.

The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and the liabilities assumed on the date the Company completed the Acquisition of ARI, as previously reported as of year-end 2017 and September 30, 2018:

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

(1) The Company obtained further information regarding the fair value of acquired inventory based on information that existed as of the acquisition date.

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

Note 9- Subsequent Events

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

Results of Operations

Three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017

Revenues for the three- month period ended September 30, 2018 were $40.5 million, an increase of $15.8 million or 64% from the $24.7 million reported during the comparable 2017 period primarily due to the acquisition of ARI. Excluding the impact of that acquisition, revenues for the three-month period ended September 30, 2018 decreased by $5.8 million from the comparable 2017 period. This decrease in revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $2.3 million, and a decrease in the number pounds of certain refrigerants sold, which accounted for a decrease in revenues of $3.5 million.

Cost of sales for the three-month period ended September 30, 2018 was $32.8 million or 81% of sales. The cost of sales for the three-month period ended September 30, 2017 was $19.6 million or 79% of sales. The decrease in the cost of sales percentage between the periods is primarily due to the decrease in the selling price per pound of certain refrigerants sold for the three-month period ended September 30, 2018 compared to the same period in 2017. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018, leading to an increase in inventory reserves for certain gases during the second quarter of 2018.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2018 were $7.4 million, an increase of $3.9 million from the $3.5 million reported during the comparable 2017 period. The increase in SG&A is primarily due to ARI operating expenses incurred during the three months ended September 30, 2018 without a corresponding amount during the third quarter of 2017 since the ARI acquisition was not consummated until October 2017. In addition, during the three months ended September 30, 2018 and 2017, the Company incurred $2.2 million and $1.0 million, respectively, of nonrecurring charges, mainly consisting of integration and related fees relating to the acquisition of ARI. During the three-months ended September 30, 2018 the Company also incurred additional expenses of $0.3 million for professional fees relating to the ARI acquisition.

Amortization expense for the three-month period ended September 30, 2018 was $0.7 million, an increase of $0.6 million from the $0.1 million reported during the comparable 2017 period. The variance is almost entirely due to increased amortization expense of intangible assets relating to the ARI acquisition.

Interest expense for the three-month period ended September 30, 2018 was $4.1 million, compared to the $0 reported during the comparable 2017 period. The difference is mainly due to the increase in interest expense relating to additional borrowings as a result of the acquisition of ARI.

The income tax expense for the three-month period ended September 30, 2018 was $9.4 million compared to a $0.7 million income tax benefit for the three-month ended September 30, 2017. The Company established a valuation allowance against its deferred tax asset as of September 30, 2018. The income tax benefit in 2017 arose from $1.2 million of excess tax benefits relating to nonqualified stock option exercises during the third quarter of 2017.

The net loss for the three-month period ended September 30, 2018 was $13.9 million, as compared to $2.1 million of net income reported during the comparable 2017 period, primarily due to the establishment of a valuation allowance against the Company’s deferred tax asset, the increased interest expense during the third quarter of 2018 and compression of gross margin attributable to a decrease in the selling price per pound of certain refrigerants sold, offset by the inclusion of ARI results in 2018.

Nine-month period ended September 30, 2018 as compared to the nine- month period ended September 30, 2017

Revenues for the nine- month period ended September 30, 2018 were $140.8 million, an increase of $25.0 million or 21.6% from the $115.8 million reported during the comparable 2017 period primarily due to the acquisition of ARI. Excluding the impact of that acquisition, revenues for the nine-month period ended September 30, 2018 decreased by $44 million from the comparable 2017 period. This decrease in revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $29 million, and a decrease in the number pounds of certain refrigerants sold, which accounted for a decrease in revenues of $15 million.

Cost of sales for the nine- month period ended September 30, 2018 was $151.3 million or 107% of sales. The cost of sales for the nine-month period ended September 30, 2017 was $80.8 million or 70% of sales. During the second quarter of 2018, the Company recorded a $34.7 million lower of cost or net realizable value adjustment to its inventory. The $34.7 million adjustment included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and a $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018, leading to an increase in inventory reserves for certain gases. The increase in the cost of sales percentage between the periods is primarily due to the decrease in the selling price per pound of certain refrigerants sold for the nine-month period ended September 30, 2018 compared to the same period in 2017. The cost of sales percentage was also negatively impacted by $3.7 million from the amortization of the step up to fair value of R-22 refrigerant inventory acquired in the ARI acquisition that was sold during the nine-month period ended September 30, 2018.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2018 were $26.0 million, an increase of $16.2 million from the $9.8 million reported during the comparable 2017 period. The increase in SG&A is primarily due to ARI operating expenses relating to the ARI operations during the nine-months ended September 30, 2018, since the ARI acquisition was not consummated until October 2017. In addition, during the nine-months ended September 30, 2018 and 2017, the Company incurred $6.1 million and $2.4 million, respectively, of nonrecurring charges, mainly consisting of integration and related fees relating to the acquisition of ARI. During the nine-months ended September 30, 2018 the Company also incurred additional expenses of $0.7 million for professional fees relating to the ARI acquisition.

Amortization expense for the nine- month period ended September 30, 2018 was $2.2 million, an increase of $1.8 million from the $0.4 million reported during the comparable 2017 period. The variance is almost entirely due to increased amortization expense of intangible assets relating to the ARI acquisition.

Interest expense for the nine-month period ended September 30, 2018 was $10.6 million, compared to the $0.2 million reported during the comparable 2017 period. The difference is mainly due to the increase in interest expense relating to additional borrowings as a result of the acquisition of ARI.

The income tax benefit for the nine-month period ended September 30, 2018 was $1.8 million compared to income tax expense of $8.2 million for the nine-month period ended September 30, 2017. The Company established a valuation allowance against its deferred tax asset as of September 30, 2018. For the nine-month period ended September 30, 2017, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax loss or income after adjusting for certain items. Furthermore, $1.2 million of excess tax benefits relating to nonqualified stock option exercises were recorded during the third quarter of 2017.

The net loss for the nine-month period ended September 30, 2018 was $47.6 million, as compared to $16.4 million of net income reported during the comparable 2017 period, primarily due to the lower of cost or net realizable value adjustment described above, increased interest expense, the compression of gross margin attributable to a decrease in the selling price per pound of certain refrigerants sold, and a decrease in the number pounds of certain refrigerants sold, which was offset by the inclusion of ARI results in 2018.

Liquidity and Capital Resources

At September 30, 2018, the Company had working capital, which represents current assets less current liabilities, of $70.2 million, a decrease of $43.4 million from the working capital of $113.6 million at December 31, 2017. The decrease in working capital is primarily attributable to the $35.9 million lower of cost or net realizable value adjustment relating to the inventory and the net loss for the period ended September 30, 2018.

Inventory and trade receivables are principal components of current assets. At September 30, 2018, the Company had inventory of $106.5 million, a decrease of $66 million from $172.5 million at December 31, 2017. As discussed in the previous section, the decrease in the inventory balance is primarily due to the lower of cost or net realizable value adjustment recorded during the second quarter of 2018. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At September 30, 2018, the Company had trade receivables, net of allowance for doubtful accounts, of $23.2 million, an increase of $8.4 million from $14.8 million at December 31, 2017. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine-month period ended September 30, 2018 was $35.3 million, an increase of $23.2 million compared with the net cash provided by operating activities of $12.1 million for the comparable 2017 period. Net cash provided by operating activities in the 2018 period improved despite the net loss reported in the period due to the timing of inventory sales and purchases during the period and income tax refunds received from the Internal Revenue Service.

Net cash used in investing activities was $1.0 million for the nine-month period ended September 30, 2018, an increase of $0.1 million compared with $0.9 million net cash used in investing activities during the comparable 2017 period. The net cash used in investing activities for the 2018 and 2017 periods was primarily related to investment in general purpose equipment for the Company’s facilities.

Net cash used in financing activities for the nine-month period ended September 30, 2018 was $37.9 million compared with net cash used in financing activities of $1.2 million for the comparable 2017 period. During the nine-month ended September 30, 2018, the Company reduced its borrowing under the PNC Facility and the Term Loan Facility by $36.9 million while during the comparable 2017 period, the Company paid its final earnout relating to the 2015 acquisition of a supplier of refrigerants and compressed gases.

At September 30, 2018, cash and cash equivalents were $1.4 million, or approximately $3.6 million lower than the $5.0 million of cash and cash equivalents at December 31, 2017. During the nine-month period ended September 30, 2018 cash flow from operations was used mainly to pay down debt.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At September 30, 2018, total borrowings under the PNC Facility were $29.0 million, and total availability was approximately $43.5 million. In addition, there was a $130,000 outstanding letter of credit at September 30, 2018.

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

The PNC Facility contains a financial covenant requiring the Company to maintain at all times a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of four consecutive quarters. The FCCR (as defined in the PNC Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, minus the aggregate amount of cash taxes paid during such period, to (b) the aggregate amount of all scheduled payments of principal (excluding principal payments relating to outstanding revolving loans under the PNC Facility) and all cash payments of interest, plus cash dividends and distributions made during such period, plus payments in respect of capital lease obligations made during such period. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of September 30, 2018 and December 31, 2017, the FCCR was approximately 1.74 to 1 and 6.47 to 1, respectively.

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Initial Term Loan”) and could borrow up to an additional $25 million for a period of eighteen months after closing to fund additional permitted acquisitions (the “Delayed Draw Commitment”, and together with the Initial Term Loan, the “Term Loans”). The Delayed Draw Commitment was terminated effective June 29, 2018 (the “First Amendment”).

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. For the fiscal quarters ended on March 31, 2017 and June 30, 2017, EBITDA is deemed to be $21.9 million and $26.1 million, respectively, and for the fiscal quarters ended September 30, 2017 and December 31, 2017 includes EBITDA of ARI on a pro forma basis. As of September 30, 2018 and December 31, 2017, the TLR was approximately 12.44 to 1 and 3.03 to 1, respectively.

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

The Company evaluated the First and Second Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that both amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $1.0 million of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended, as of September 30, 2018.  The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

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

For the nine month period ended September 30, 2018, there were no customers that accounted for 10% or more of the Company’s revenues.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility and on the Term Loan Facility. The PNC Facility is a $150 million secured facility, and the Term Loan Facility provides for Term Loans of $105 million. Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) 2% and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus 3%. There was a $29.0 million outstanding balance on the PNC Facility as of September 30, 2018. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Interest on the Term Loans is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 10.25% and is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. There was a $104,212,500 outstanding balance on the Term Loan Facility as of September 30, 2018. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 100 basis points per annum, the annual effect on interest expense would be approximately $1.3 million as of September 30, 2018.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 as a result of the following material weakness:

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

Changes in Internal Control over Financial Reporting

As previously discussed, the Company acquired ARI on October 10, 2017, resulting in changes in the Company’s internal control over financial reporting relating to new controls, as stated in the Controls and Procedures Section in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2017. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2017. There have been no material changes to such matters during the quarter ended September 30, 2018.

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

