Form 10-K
period 2018-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2019-03-15
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2018 was approximately $73,537,183. As of March 15, 2019, there were 42,602,431 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2019, are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiaries, Hudson Technologies Company and Aspen Refrigerants, Inc., which was formerly known as Airgas-Refrigerants, Inc. prior to the acquisition described below. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

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

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin, hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”) refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published a final rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019 (the “Final Rule”). In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and reduces by approximately 4.5 million pounds each year and ends at zero in 2020.

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

In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% between now and 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production and use of HFCs, with the first reductions by developed countries starting in 2019. The amendment became effective January 1, 2019 as more than twenty countries have ratified the amendment. To date, the amendment has not been ratified by the United States.

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

The Act also mandates the recovery of CFC and HCFC refrigerants and also promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Under the Act, owners, operators and companies servicing cooling equipment utilizing CFC and HCFC refrigerants are responsible for the integrity of the systems regardless of the refrigerant being used. In November 2016, the EPA issued a final rule extending these requirements to HFCs and to certain other refrigerants that are approved by the EPA as alternatives for CFC and HCFC refrigerants (the “608 Rule”). In January 2017, petitions objecting to, and seeking review of the 608 Rule were filed by certain industry groups. Those petitions are still pending and are currently being held in abeyance pending further rulemaking by the EPA. In September 2018, the EPA issued a proposed rule proposing to amend the 608 Rule to rescind certain portions of the 608 Rule relating to leak testing and leak repairs and proposing to retain the remaining aspects of the 608 Rule. A final rule amending the 608 Rule is expected to be issued in the second quarter of 2019.

Product and Services

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

The Company has also created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems.  These services, known as RefrigerantSide® Services, complement the Company’s refrigerant sales and refrigerant reclamation and management services.  The Company has also developed SmartEnergy OPS® that identify inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the energy efficiency of their systems and save operating costs and improve system reliability.

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

Carbon Offset Projects

CFC refrigerants are ozone depleting substances and are also highly weighted greenhouse gases that contribute to global warming and climate change. The destruction of CFC refrigerants may be eligible for verified emission reductions that can be converted and monetized into carbon offset credits, which then can be traded in the emerging carbon offset markets. The Company is pursuing opportunities to acquire CFC refrigerants and is developing relationships within the emerging environmental markets in order to develop opportunities for the creation and monetization of verified emission reductions from the destruction of CFC refrigerants.

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

Summary of Revenues

The following is a summary of revenues by product category over the last three years:

Years Ended December 31,	2018	2017	2016
(in thousands)
Product and related sales	$162,229	$136,016	$101,344
RefrigerantSide ® Services	4,296	4,364	4,137
Total	$166,525	$140,380	$105,481

Hudson's Network

Hudson operates from a network of facilities located in:

Pearl River, New York	—Company headquarters and administrative offices
Champaign, Illinois	—Reclamation and separation of refrigerants and cylinder refurbishment center; RefrigerantSide® Service depot
Nashville, Tennessee	—Reclamation and separation of refrigerants and cylinder refurbishment center
Ontario, California	—Reclamation and cylinder refurbishment center
Auburn, Washington	—RefrigerantSide® Service depot
Baton Rouge, Louisiana	—RefrigerantSide® Service depot
Charlotte, North Carolina	—RefrigerantSide® Service depot
Escondido, California	—Refrigerants and Industrial Gases
Stony Point, New York	—RefrigerantSide® Service depot
Tulsa, Oklahoma	—Energy Services
Riverside, California	—Storage facility
Hampstead, New Hampshire	—Telemarketing office
Pottsboro, Texas	—Telemarketing office
Smyrna, Georgia	—Reclamation and separation of refrigerants and cylinder refurbishment center
Long Island City, New York	—Administrative, sales and marketing offices, and refrigerant storage & shipping
Long Beach, California	—Telemarketing office

Strategic Alliances

The Company believes that the international market for refrigerant reclamation, sales and services is equal in size to the United States market for those sales and services. The Company has Alliances in Europe and South Africa, and over time, the Company expects to introduce its technology and offerings to several other markets around the world.

Suppliers

The Company's financial performance and its ability to sell refrigerants is in part dependent on its ability to obtain sufficient quantities of virgin, non-CFC based refrigerants, and of reclaimable CFC and non-CFC based, refrigerants from manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants. The Company's refrigerant sales include CFC based refrigerants, which are no longer manufactured. Additionally, the Company's refrigerant sales include non-CFC based refrigerants, including HCFC and HFC refrigerants, which are the most-widely used refrigerants. Effective January 1, 1996, the Act limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by 2020 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and is being reduced by approximately 4.5 million pounds each year and will end at zero in 2020.

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

For the year ended December 31, 2018, one customer accounted for 11% of the Company’s revenues; no other customers accounted for greater than 10% of the Company’s revenues. At December 31, 2018, there were $2.9 million of outstanding receivables from this customer.

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

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, Company sales personnel, and third parties. Hudson employs various marketing methods, including direct mailings, technical bulletins, in-person solicitation, print advertising, response to quotation requests and the internet through the Company’s websites (www.hudsontech.com and www.ASPENRefrigerants.com ). Information on the Company's websites are not part of this report.

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

Hudson's RefrigerantSide® Services provide solutions to certain problems within the refrigeration industry and, as such, the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional methods of solving the industry's problems. The Company’s marketing strategy is to educate the marketplace that its alternative solutions are available and that RefrigerantSide® Services are superior to traditional methods.

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

Employees

On December 31, 2018, the Company had 243 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company's employees are represented by a union. The Company believes it has good relations with its employees.

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

Our existing credit facilities, consisting of an asset-based lending facility of up to $150 million from PNC Bank and a term loan of $105 million from funds advised by FS Investments, are secured by substantially all of our assets and the PNC Bank facility contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facilities also include financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices.

Our revenues, results of operations and cash flows are affected by market prices for refrigerant gases. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, seasonality, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. We are exposed to fluctuating commodity prices as the result of our inventory of various refrigerant gases. At any time, our inventory levels may be substantial. Non-cash charges for inventory adjustments of our refrigerant gases due to decline in refrigerant gas prices totaled $35.9 million in 2018. Further declines in refrigerant gas prices could result in additional inventory adjustments and impairment charges. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected.

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

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and climate change and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants. Current and future global warming and climate change or related legislation and/or regulations may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. In addition, an amendment to the Montreal Protocol has established timetables for all developed and developing countries to freeze and then reduce production and use of HFCs by 85% between now and 2047, with the first reductions by developed countries starting in 2019. The amendment became effective January 1, 2019. To date, the amendment has not been ratified by the United States. It is unclear if the United States will ratify the amendment and, if it does ratify the amendment, it is unclear what legislation and/or regulations will be enacted to implement the amendment.

The loss of key management personnel would adversely impact our business.

Our success is largely dependent upon the efforts of Kevin J. Zugibe, our Chief Executive Officer and Chairman. The loss of his services would have a material adverse effect on our business and prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in a multi-tenant building in Pearl River, New York, which houses the Company’ executive officers, its accounting and administrative staff, and its information technology staff and equipment, and the Company also maintains administrative and sales offices for ARI in Long Island City, New York. The Company’s key reclamation, processing and cylinder refurbishment facilities are located in Champaign, Illinois and Smyrna, Georgia. The Company also sells industrial gases out of facilities located in Escondido, California and in Champaign, Illinois. The Company maintains smaller reclamation and cylinder refurbishing facilities in Ontario and California. The Company also maintains four smaller service depots for the performance of its RefrigerantSide® Services and maintains three sales and telemarketing offices.

Hudson’s key operational facilities are as follows:

Location	Owned or Leased	Description
Pearl River, New York	Leased	Company headquarters and administrative offices
Champaign, Illinois	Owned	Reclamation and separation of refrigerants and cylinder refurbishment
Champaign, Illinois	Leased	Refrigerant packaging, cylinder refurbishment, RefrigerantSide® Service depot, refrigerant and industrial gases storage
Smyrna, Georgia	Leased	Reclamation and separation of refrigerants and cylinder refurbishment center
Smyrna, Georgia	Owned	Refrigerant Storage
Long Island City, New York	Leased	Administrative, sales and marketing offices, refrigerant storage & shipping
Escondido, California Ontario, California	Leased Leased	Refrigerant and Industrial gas storage Refrigerant reclamation and cylinder refurbishment center
Tulsa, Oklahoma	Leased	Energy Services

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

The remaining liability on our Balance Sheet as of December 31, 2018 with respect to the Hillburn Facility is approximately $144,000. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the NASDAQ Capital Market under the symbol “HDSN”.

The number of record holders of the Company's common stock was approximately 120 as of March 13, 2019. The Company believes that there are 7,152 beneficial owners of its common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, and any other assets it acquires from third parties into its operations, and other risks detailed in the this report and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its inventory reserves, and valuation allowance for the deferred tax assets relating to its net operating loss carry forwards (“NOLs”) and goodwill and intangible assets.

Inventory

For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. Net realizable value represents the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion and disposal. The determination if a write-down to net realizable is necessary is primarily affected by the market prices for the refrigerant gases we sell. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, seasonality, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. At any time, our inventory levels may be substantial.

During 2018, the Company recorded a $35.9 million lower of cost or net realizable value adjustment to its inventory resulting from a challenging pricing environment affecting the industry and the market during 2018. Further declines in refrigerant gas prices could result in additional inventory net realizable value adjustments.

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment on an annual basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

Beginning in 2017, the Company adopted, on a prospective basis, ASU No. 2017-04, which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results.

In 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed. In 2018, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its fair value. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. Under the income approach assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value; (ii) projected revenue growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. There were no impairment losses recognized in any of the three years ended December 31, 2018, 2017 and 2016.

Other Intangibles

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

As of December 31, 2018, the Company had NOLs of approximately $38.3 million: $32.9 million have no expiration date and are subject to annual limitations of 80% of earnings, $5.4 million expiring through 2023, which are subject to annual limitations of approximately $1.3 million. As of December 31, 2018, the company had state tax NOLs of approximately $21.9 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the operating loss experienced as of December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a net valuation allowance of approximately $11.3 million during the year ended December 31, 2018.

Overview

Sales of refrigerants continue to represent a significant majority of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out by 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. In the Final Rule, the EPA has established a linear annual phase down schedule for the production or importation of virgin HCFC-22 that started at approximately 22 million pounds in 2015 and is being reduced by approximately 4.5 million pounds each year and ends at zero in 2020.

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

Results of Operations

Year ended December 31, 2018 as compared to the year ended December 31, 2017

Revenues for the year ended December 31, 2018 were $166.5 million, an increase of $26.1 million or 18.6% from the $140.4 million reported during the comparable 2017 period primarily due to the acquisition of ARI. Excluding the impact of that acquisition, revenues for the year ended December 31, 2018 decreased by $42 million from the comparable 2017 period. This decrease in revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for a decrease in revenues of $33 million, and a decrease in the number pounds of certain refrigerants sold, which accounted for a decrease in revenues of $9 million.

Cost of sales for the year ended December 31, 2018 was $173.9 million or 104% of sales. Cost of sales for the year ended December 31, 2017 was $102.4 million or 73% of sales. During 2018, the Company recorded a $35.9 million lower of cost or net realizable value adjustment to its inventory due to a price correction. The $35.9 million adjustment included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and an $18.3 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018, leading to an increase in inventory reserves for certain gases. The increase in the cost of sales percentage between the periods is primarily due to the decrease in the selling price per pound of certain refrigerants sold for the year ended December 31, 2018 compared to the same period in 2017. The cost of sales percentage was also negatively impacted by $3.7 million from the amortization of the step up to fair value of R-22 refrigerant inventory acquired in the ARI acquisition that was sold during the year ended December 31, 2018.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2018 were $32.3 million, an increase of $10.6 million from the $21.7 million reported during the comparable 2017 period. The 2017 period contained approximately three months of SG&A expenses from ARI since the ARI acquisition was not consummated until October 2017. Excluding the impact of the ARI acquisition, SG&A increased by $0.8 million primarily due to increased professional fees relating to the ARI acquisition. In addition, during the year ended December 31, 2018 and 2017, the Company incurred $6.1 million and $6.3 million, respectively, of nonrecurring charges, mainly consisting of acquisition, integration and related fees relating to the acquisition of ARI.

Amortization expense for the year ended December 31, 2018 was $3.0 million, an increase of $1.9 million from the $1.1 million reported during the comparable 2017 period. The variance is almost entirely due to increased amortization expense of intangible assets relating to the ARI acquisition.

Interest expense for the year ended December 31, 2018 was $14.8 million, compared to the $3.2 million reported during the comparable 2017 period. The difference is mainly due to the increase in interest expense relating to additional borrowings as a result of the acquisition of ARI in October 2017. In addition, the margin payable to the term loan and asset-based lenders increased as a result of amendments enacted to the respective credit agreements in 2018, as more fully described in the Liquidity and Capital Resources section.

The income tax benefit for the year ended December 31, 2018 was $1.7 million compared to income tax expense of $0.8 million for the year ended December 31, 2017. Based on the operating loss experienced in 2018, our analysis indicated that we had cumulative three year historical losses, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million. Further, the two main drivers of the December 31, 2018 income tax benefit of $1.7 million are as follows: (1) approximately $12.4 million of establishment of the deferred tax asset valuation allowance and (2) approximately ($1.0) million related to the deferred tax asset valuation allowance, for the establishment of the deferred tax liability “naked credit”.

During the year ended December 31, 2017, income tax expense was $0.8 million, which included the following: (1) approximately $1.4 million from the effect of new federal tax legislation enacted during the fourth quarter of 2017, and (2) approximately $2.4 million of excess tax benefits associated with the exercise of stock options in 2017.

The net loss for the year ended December 31, 2018 was $55.7 million, as compared to $11.2 million of net income reported during the comparable 2017 period, primarily due to the lower of cost or net realizable value adjustment described above, increased interest expense, the compression of gross margin attributable to a decrease in the selling price per pound of certain refrigerants sold, and a decrease in the number pounds of certain refrigerants sold, which was partially offset by the inclusion of ARI results in 2018 for a full fiscal year.

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

Interest expense for the year ended December 31, 2017 was $3.2 million, compared to the $1.1 million reported during the comparable 2016 period. The $2.1 million difference is mainly due to a $2.0 million increase in interest expense relating to additional borrowings as a result of the ARI acquisition, offset by the $0.6 million reduction in Other expense, namely the absence of any 2017 earnout-related expense from prior acquisitions, which existed in 2016.

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

Liquidity and Capital Resources

At December 31, 2018, the Company had working capital, which represents current assets less current liabilities, of $63.2 million, a decrease of $50.4 million from the working capital of $113.6 million at December 31, 2017. The decrease in working capital is primarily attributable to reduced inventory levels, partially offset by lower amounts of short-term debt due to payments made in 2018.

Inventory and trade receivables are principal components of current assets. At December 31, 2018, the Company had inventory of $102.0 million, a decrease of $70.5 million from $172.5 million at December 31, 2017. The decrease in the inventory balance is primarily due to the lower of cost or net realizable value adjustment recorded during 2018. In addition, inventory declined as a result of sales and improved inventory management. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At December 31, 2018, the Company had trade receivables, net of allowance for doubtful accounts, of $14.1 million, a decrease of $0.7 million from $14.8 million at December 31, 2017. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the year ended December 31, 2018 was $36.3 million, an increase of $17.9 million compared with the net cash provided by operating activities of $18.4 million for the comparable 2017 period. Net cash provided by operating activities in the 2018 period improved despite the net loss reported in the period due to the timing of inventory sales and purchases during the period and income tax refunds received from the Internal Revenue Service.

Net cash used in investing activities was $1.1 million for the year ended December 31, 2018, a decrease of $208.9 million compared with $210.0 million net cash used in investing activities during the comparable 2017 period. The net cash used in investing activities for the 2018 period was primarily related to investment in general purpose equipment for the Company’s facilities while net cash used in 2017 primarily consisted of funds to acquire ARI.

Net cash used in financing activities for the year ended December 31, 2018 was $38.0 million compared with net cash provided by financing activities of $162.7 million for the comparable 2017 period. During the year ended December 31, 2018, the Company reduced its borrowing under the PNC Facility and the Term Loan Facility by $36.1 million while during the comparable 2017 period, the Company borrowed $170 million to consummate the ARI acquisition.

At December 31, 2018, cash and cash equivalents were $2.3 million, or approximately $2.7 million lower than the $5.0 million of cash and cash equivalents at December 31, 2017. During the year ended December 31, 2018 cash flow from operations was used mainly to pay down debt.

Bank Credit Line

On October 10, 2017, Hudson Technologies Company (“HTC”), an indirect subsidiary of Hudson Technologies, Inc. (the “Company”), and HTC’s affiliates Hudson Holdings, Inc. and Aspen Refrigerants, Inc. (formerly known as Airgas-Refrigerants, Inc.), as borrowers (collectively, the “Borrowers”), , and the Company as a guarantor, became obligated under an Amended and Restated Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”), PNC Capital Markets LLC as lead arranger and sole bookrunner, and such other lenders as may thereafter become a party to the PNC Facility.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At December 31, 2018, total borrowings under the PNC Facility were $29.0 million, and total availability was approximately $34.4 million. In addition, there was a $130,000 outstanding letter of credit at December 31, 2018.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans were initially computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability.

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

On December 6, 2017, the Borrowers and the Company as a guarantor, entered into a First Amendment to Amended and Restated Revolving Credit and Security Agreement (the “First Amendment”) with PNC. The First Amendment, which was entered into in connection with the syndication of the credit facility, amended the PNC Facility to allow syndicate lenders to provide certain cash management and hedging products and services to the Borrowers, and made amendments to the PNC Facility with respect to lender approval requirements of specified matters and other administrative matters.

On November 30, 2018, the Borrowers and the Company as a guarantor, entered into a Second Amendment to Amended and Restated Revolving Credit and Security Agreement, Consent and Waiver (the “Second Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”) and the lenders thereunder.

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

The Company evaluated the First and Second Revolver Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $250,000 of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

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

On June 29, 2018, HTC, Holdings and ARI, as borrowers, and the Company as a guarantor, entered into a Limited Waiver and First Amendment to Term Loan Credit and Security Agreement and Other Documents (the “First Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The First Amendment terminated the Delayed Draw Commitment and provided an interim waiver with respect to compliance with the existing TLR covenant at June 30, 2018.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of December 31, 2018 and 2017, the TLR was approximately 11.82 to 1 and 3.03 to 1, respectively.

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

In addition, the Second Amendment also: (i) increases the interest rate by 300 basis points effective July 1, 2018; (ii) waives the existing prepayment premium in the Term Loan Facility in the event the term loan is repaid in full prior to March 31, 2020; (iii) adds an exit fee equal to three percent (3.00%) of the outstanding principal balance of the term loans on the date of the Second Amendment (provided, that payment of the exit fee is waived in the event that the term loan is repaid in full prior to January 1, 2020, and provided further that the exit fee is reduced to one-and-one-half percent (1.50%) in the event that the term loan is repaid in full on or after January 1, 2020 but prior to March 31, 2020); (iv) restricted acquisitions and other equity investments prior to September 30, 2018; and (v) required payment of a one-time waiver fee equal to one percent (1.00%) of the outstanding term loans.

On November 30, 2018, the Borrowers, and the Company as a guarantor, entered into a Waiver and Third Amendment to Term Loan Credit and Security Agreement (the “Third Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder.

The Third Amendment superseded interim waivers and amended the Term Loan Facility to reset the maximum Total Leverage Ratio covenant contained in the Term Loan Facility at the indicated dates as follows: (i) June 30, 2018 - 10.15:1.00; (ii) September 30, 2018 - 12.45:1.00; (iii) December 31, 2018 – 12.75:1.00; (iv) March 31, 2019 – 12.95:1.00; (v) June 30, 2019 – 8.25:1.00; September 30, 2019 – 6.40:1.00; (vi) December 31, 2019 – 5:70:1.00; and (vii) March 31, 2020 and each fiscal quarter thereafter – 4:75:1.00.

The Third Amendment increased the scheduled quarterly principal repayments to $525,000 effective December 31, 2018. In addition the Third Amendment requires a further repayment of principal on or before November 14, 2019 in an amount equal to (x) 100% of Excess Cash Flow (as defined in the Term Loan Facility) for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability (as defined in the Term Loan Facility) of at least $35,000,000, (y) 50% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability of at least $15,000,000 but less than $35,000,000, and (z) 0% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability less than $15,000,000, with any such payment subject to reduction by the amount of any voluntary prepayments made following the date of the Third Amendment. Any voluntary prepayments will not be subject to the prepayment premium or make-whole provisions of the Term Loan Facility. The Third Amendment also adds a minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $28 million, measured monthly.

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

The Company evaluated the First, Second and Third Amendments in accordance with the provisions of Accounting Standards Codification (“ASC”) 470, Debt, to determine if the Amendments were a modification or an extinguishment of debt and concluded that the amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $1.0 million of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended, as of December 31, 2018.  The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

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

For the year ended December 31, 2018, one customer accounted for 11% of the Company’s revenues; no other customer accounted for more than 10% of the Company’s revenues. At December 31, 2018, there were $2.9 million of outstanding receivables from this customer.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance involves several aspects of accounting for employee share-based payments including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted this ASU on a prospective basis on January 1, 2017. Excess tax benefits and deficiencies are recognized in the consolidated statement of operations rather than capital in excess of par value of stock. Excess tax benefits within the consolidated statement of cash flows are presented as an operating activity. The impact of the adoption on the Company’s income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. The Company adopted this ASU at the beginning of 2017 and during 2017, the impact of this standard reduced the Company’s income tax expense and increased net income by approximately $2.4 million.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. We will use the modified retrospective transition approach in ASU No. 2018-11 and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We estimate approximately $8.7 million would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than as disclosed, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

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

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. As stated previously in Liquidity and Capital Resources, the Second Revolver Amendment increases the applicable interest rate margin to 3% for Eurodollar Rate Loans (as defined in the PNC Facility) and 2% for Domestic Rate Loans (as defined in the PNC Facility) through September 30, 2019, with applicable margins thereafter of between 2.5% and 3% for Eurodollar Rate Loans and 1.5% and 2% for Domestic Rate Loans based on the applicable fixed charge coverage ratio. There was a $29,000,000 outstanding balance on the PNC Facility as of December 31, 2018. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Interest on the Term Loans is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 10.25% and is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. There was a $104,212,500 outstanding balance on the Term Loan Facility as of December 31, 2018. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the effect on interest expense would be approximately $1.3 million as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes, except for the changes to controls to remediate a material weakness previously identified for lack a sufficient complement of competent finance personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company. (Also see Part I, Item 4 of our third quarter 2018 Form 10-Q filed on November 30, 2018).

Remediation Plan Completed

The material weakness during the second quarter of 2018 was due in part to the reduction in size of the finance staff resulting from various staff departures that occurred during the first half of 2018, as a result of the relocation of the finance staff of ARI, which was acquired during the fourth quarter of 2017.

As part of our remediation plan, we hired additional employees and external consultants who have the technical skillset to improve our financial reporting; implement new policies, procedures and controls; properly review transactions recorded and classified in the financial statements; and ensure proper accounting and related disclosures for complex accounting matters when necessary. We hired these individuals in September 2018 and fully remediated this material weakness, including documentation and testing, by December 31, 2018.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2018 and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, NY

Opinion on Internal Control over Financial Reporting

We have audited Hudson Technologies, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion.

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

March 15, 2019

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2019, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2019, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2019, and to be filed with the Securities Exchange Commission.

Equity Compensation Plan

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,415,397	$1.20	3,143,009

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2019, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant's independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2019, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
2.1	Stock Purchase Agreement, dated August 9, 2017, by and among Hudson Technologies, Inc., Hudson Holdings, Inc. and Airgas, Inc. (21)
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Amended and Restated By-Laws adopted July 29, 2011. (11)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (16)
10.1	Assignment of patent rights from Kevin J. Zugibe to Registrant. (1)
10.2	2004 Stock Incentive Plan. (8)*
10.3	Commercial Mortgage, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (6)
10.4	Commercial Installment Mortgage Note, dated May 27, 2005, between Hudson Technologies Company and Busey Bank. (6)
10.5	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (10)*
10.6	Agreement with Brian F. Coleman, as amended. (10)*
10.7	Agreement with Charles F. Harkins, as amended. (10)*
10.8	Agreement with Stephen P. Mandracchia, as amended. (10)*
10.9	2008 Stock Incentive Plan. (9)*
10.10	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (10)*
10.11	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (10)*
10.12	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (10)*
10.13	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (10)*
10.14	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (10)*
10.15	Long Term Care Insurance Plan Summary. (12)*

10.16	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (13) *
10.17	2014 Stock Incentive Plan (14)*
10.18	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (15)*
10.19	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (15)*
10.20	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (15)*
10.21	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (15)*
10.22	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (15)*
10.23	Form of Non-Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (15)*
10.24	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)*
10.25	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (15)*
10.26	Second Amended and Restated Employment Agreement with Kevin J. Zugibe. (17)*
10.27	Amended and Restated Agreement with Brian Coleman (17)*
10.28	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between Hudson Technologies Company and PNC, dated April 8, 2016. (18)
10.29	Second Amended and Restated Revolving Credit Note, dated April 8, 2016 by Hudson Technologies Company as borrower in favor of PNC. (18)
10.30	Guarantor’s’ Ratification, dated April 8, 2016 by the Registrant and Hudson Holdings, Inc. (18)
10.31	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnamurti. (19)*
10.32	Underwriting Agreement among William Blair & Company, L.L.C. and Craig-Hallum Capital Group LLP, for themselves and as representatives of several underwriters, and Hudson Technologies, Inc. dated December 8, 2016. (20)
10.33	Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 with PNC Bank, National Association (22)
10.34	Amended and Restated Guaranty and Suretyship Agreement dated October 10, 2017 by Hudson Technologies, Inc. (22)
10.35	Term Loan Credit and Security Agreement dated October 10, 2017 with U.S. Bank National Association as Administrative Agent and Collateral Agent for the Term Lenders (22)
10.36	Guaranty and Suretyship Agreement dated October 10, 2017 by Hudson Technologies, Inc. (22)
10.37	First Amendment to Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (23)
10.38	2018 Stock Incentive Plan (24)*
10.39	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuance (30)*
10.40	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified of time. (30)*
10.41	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuances (30)*
10.42	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified period of time. (30)*
10.43	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with conditional vesting provisions. (30)*
10.44	Waiver and Second Amendment to Term Loan Credit and Security Agreement (25)
10.45	Extension Letter dated October 15, 2018 (26)
10.46	Second Extension Letter dated November 14, 2018 (27)
10.47	Third Extension Letter dated November 21, 2018 (28)
10.48	Waiver and Third Amendment to Term Loan and Security Agreement (29)
10.49	Second Amendment to Amended and Restated Revolving Credit and Security Agreement, Consent and Waiver (29)

14	Code of Business Conduct and Ethics. (7)
21	Subsidiaries of the Company. (30)
23.1	Consent of BDO USA, LLP. (30)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (30)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (30)

(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(7)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(8)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004 .
(9)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form-10-Q for the quarter ended June 30, 2011.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(14)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.

(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(17)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed April 14, 2016.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 9, 2016.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed August 9, 2017.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 11, 2017.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 7, 2017.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed December 21, 2018.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed August 15, 2018.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 16, 2018.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed November 15, 2018.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed November 23, 2018.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 3, 2018.
(30)	Filed herewith
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

33

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion.

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

March 15, 2019

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,272	$5,002
Trade accounts receivable – net	14,065	14,831
Inventories	101,962	172,485
Income tax receivable	—	9,664
Prepaid expenses and other current assets	5,287	6,934
Total current assets	123,586	208,916

Property, plant and equipment, less accumulated depreciation	27,395	30,461
Goodwill	47,803	49,464
Intangible assets, less accumulated amortization	29,451	32,419
Other assets	106	184
Total Assets	$228,341	$321,444

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$8,671	$10,885
Accrued expenses and other current liabilities	19,023	15,221
Accrued payroll	1,046	3,052
Current maturities of long-term debt	2,672	1,050
Short-term debt	29,000	65,152
Total current liabilities	60,412	95,360
Deferred tax liability	443	1,473
Long-term debt, less current maturities, net of deferred financing costs	98,273	101,158
Total Liabilities	159,128	197,991

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,602,431 and 42,398,140	426	424
Additional paid-in capital	115,719	114,302
Retained earnings (Accumulated deficit)	(46,932)	8,727
Total Stockholders' Equity	69,213	123,453

Total Liabilities and Stockholders' Equity	$228,341	$321,444

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2018	2017	2016

Revenues	$166,525	$140,380	$105,481
Cost of sales	173,890	102,396	74,395
Gross profit (loss)	(7,365)	37,984	31,086

Operating expenses:
Selling, general and administrative	32,270	21,745	11,651
Amortization	2,973	1,107	488
Total operating expenses	35,243	22,852	12,139

Operating income (loss)	(42,608)	15,132	18,947

Other expense:
Interest expense	(14,755)	(3,156)	(1,118)
Other income (expense)	—	28	(564)
Total other expense	(14,755)	(3,128)	(1,682)

Income (loss) before income taxes	(57,363)	12,004	17,265

Income tax expense (benefit)	(1,704)	847	6,628

Net income (loss)	$(55,659)	$11,157	$10,637

Net income (loss) per common share – Basic	$(1.31)	$0.27	$0.31
Net income (loss) per common share – Diluted	$(1.31)	$0.26	$0.30

Weighted average number of shares outstanding – Basic	42,484,972	41,764,230	34,104,476

Weighted average number of shares outstanding – Diluted	42,484,972	42,766,843	35,416,910

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2016	32,804,617	$328	$62,163	$(13,066)	$49,425

Sale of common stock	7,392,856	74	48,282	—	48,356

Issuance of common stock upon exercise of stock options and warrants	1,251,199	13	2,691	—	2,704

Excess tax benefits from exercise of stock options	—	—	189	—	189

Issuance of common stock for services	17,148	—	105	—	105

Value of share-based arrangements	—	—	601	—	601

Net income	—	—	—	10,637	10,637

Balance at December 31, 2016	41,465,820	$415	$114,032	$(2,430)	$112,017

Issuance of common stock upon exercise of stock options and warrants	1,207,729	12	795	—	807

Tax withholdings related to net share settlements of stock option awards	(281,645)	(3)	(2,023)	—	(2,026)

Issuance of common stock for services	6,236	—	47	—	47

Value of share-based arrangements	—	—	1,451	—	1,451

Net income	—	—	—	11,157	11,157

Balance at December 31, 2017	42,398,140	$424	$114,302	$8,727	$123,453

Issuance of common stock upon exercise of stock options and warrants	5,000	—	17	—	17

Issuance of common stock for services	199,291	2	346	—	348

Value of share-based arrangements	—	—	1,054	—	1,054

Net income	—	—	—	(55,659)	(55,659)

Balance at December 31, 2018	42,602,431	$426	$115,719	$(46,932)	$69,213

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$(55,659)	$11,157	$10,637
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	4,158	2,272	1,737
Amortization of intangible assets	2,973	1,107	488
Amortization of step-up of basis in inventories	2,520	833	—
Lower of cost or net realizable value inventory adjustment	26,337	—	—
Allowance for doubtful accounts	479	136	21
Amortization of deferred finance cost	1,060	218	154
Value of share-based payment arrangements	1,402	1,498	706
Excess tax benefits from stock option exercise	—	—	(189)
Deferred tax expense	(1,030)	4,005	1,080
Other non cash (income) expenses	—	—	564
Changes in assets and liabilities (net of acquisitions):
Trade accounts receivable	287	4,498	(404)
Inventories	43,327	(840)	(6,704)
Prepaid and other assets	1,236	(3,039)	523
Income taxes receivable/payable	9,664	(9,986)	562
Accounts payable and accrued expenses	(423)	6,507	173
Cash provided by operating activities	36,331	18,366	9,348

Cash flows from investing activities:
Payments for acquisitions	—	(208,969)	—
Additions to property, plant and equipment	(1,092)	(1,022)	(1,733)
Cash used in investing activities	(1,092)	(209,991)	(1,733)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercises of stock options	17	807	51,060
Tax payment withholdings related to settlements of stock option awards	—	(2,026)	—
Excess tax benefits from stock-based compensation	—	—	189
Payment of deferred financing costs	(1,045)	(5,385)	—
(Repayments of) borrowing from short-term debt – net	(36,054)	65,000	(20,227)
Proceeds from long-term debt	—	105,000	61
Repayment of long-term debt	(887)	(172)	(4,349)
Payment of deferred acquisition cost	—	(528)	(1,676)
Cash (used in) provided by financing activities	(37,969)	162,696	25,058

(Decrease) increase in cash and cash equivalents	(2,730)	(28,929)	32,673
Cash and cash equivalents at beginning of period	5,002	33,931	1,258
Cash and cash equivalents at end of period	$2,272	$5,002	$33,931

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$13,603	$2,028	$964
Cash (refund) paid for income taxes- net	$(10,269)	$6,829	$4,985

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at, a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS TM service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiaries, Hudson Technologies Company and Aspen Refrigerants, Inc., which was formerly known as Airgas-Refrigerants, Inc. prior to the acquisition described below. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

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

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc., Hudson Technologies Company and Aspen Refrigerants, Inc. The Company does not present a statement of comprehensive income (loss) as its comprehensive income (loss) is the same as its net income (loss).

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at December 31, 2018 and December 31, 2017, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2018 and December 31, 2017. Please see Note 2 for further details on fair value description and hierarchy of the Company’s deferred acquisition cost.

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

For the year ended December 31, 2018, one customer accounted for 11% of the Company’s revenues; no other customer accounted for greater than 10% of the Company’s revenues. At December 31, 2018, there were $2.9 million of outstanding receivables from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment on an annual basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

Beginning in 2017, the Company adopted, on a prospective basis, ASU No. 2017-04, which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results.

In 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed. In 2018, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no impairment losses recognized in any of the three years ended December 31, 2018, 2017 and 2016.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability was assumed as part of the ARI acquisition and the balance was $11.7 million and $9.8 million at December 31, 2018 and 2017, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided; such management fees are included in the below table as Product and related sales and were approximately $2.3 million for each of the 12 months ended December 31, 2018 and 2017.

Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company’s facilities. In general, the Company performs shipping and handling services for its customers in connection with the delivery of refrigerant and other products. In accordance with ASC 606-10-25-18B, the Company accounts for such shipping and handling as activities to fulfill the promise to transfer the good. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company's revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2018	2017	2016
(in thousands)
Product and related sales	$162,229	$136,016	$101,344
RefrigerantSide ® Services	4,296	4,364	4,137
Total	$166,525	$140,380	$105,481

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

As of December 31, 2018, the Company had NOLs of approximately $38.3 million: $32.9 million have no expiration date and are subject to annual limitations of 80% of earnings, $5.4 million expiring through 2023, which are subject to annual limitations of approximately $1.3 million. As of December 31, 2018, the company had state tax NOLs of approximately $21.9 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the operating loss experienced as of December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a net valuation allowance of approximately $11.3 million during the year ended December 31, 2018.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2018, the various states’ statutes of limitations remain open for tax years subsequent to 2010.  The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2018 and 2017, the Company had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2018	2017	2016

Net income (loss)	$(55,659)	$11,157	$10,637

Weighted average number of shares – basic	42,484,972	41,764,230	34,104,476
Shares underlying options	—	1,002,613	1,312,434
Weighted average number of shares outstanding – diluted	42,484,972	42,766,843	35,416,910

During the years ended December 31, 2018, 2017 and 2016, certain options aggregating 4,415,397, none and 73,034 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance involves several aspects of accounting for employee share-based payments including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted this ASU on a prospective basis on January 1, 2017. Excess tax benefits and deficiencies are recognized in the consolidated statement of operations rather than capital in excess of par value of stock. Excess tax benefits within the consolidated statement of cash flows are presented as an operating activity. The impact of the adoption on the Company’s income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. The Company adopted this ASU at the beginning of 2017 and during 2017, the impact of this standard reduced the Company’s income tax expense and increased net income by approximately $2.4 million.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. We will use the modified retrospective transition approach in ASU No. 2018-11 and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We estimate approximately $8.7 million would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than as disclosed, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgement and considers factors specific to the asset or liability. The valuation methodologies used for the Company's financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the tables below.

The following is a rollforward of deferred acquisition costs in 2017 and 2018.

(in thousands)	2015 Acquisition	Total Deferred Acquisition Cost Payable
Balance at January 1, 2016	$789	$789
Payments	(789)	(789)
Total adjustments included in earnings	—	—
Balance at December 31, 2018, 2017 and 2016	$—	$—

See Note 12 for determination of fair value relative to acquisitions.

Note 3 - Trade accounts receivable – net

At December 31, 2018, 2017, and 2016 trade accounts receivable are net of reserves for doubtful accounts of $1.2 million, $0.7 million and $0.4 million, respectively. The following table represents the activity occurring in the reserves for doubtful accounts in 2018, 2017 and 2016.

(in thousands)	Beginning Balance at January 1	Net additions charged to Operations	Deductions and Other	Ending Balance at December 31
2018	$722	$479	$(23)	$1,178
2017	$365	$136	$221	$722
2016	$335	$21	$9	$365

Note 4- Inventories

Inventories consist of the following:

	December 31, 2018	December 31, 2017
(in thousands)
Refrigerants and cylinders	$115,348	$174,262
Less: net realizable value adjustments	(13,386)	(1,777)
Total	$101,962	$172,485

During 2018, the Company recorded a $35.9 million lower of cost or net realizable value adjustment to its inventory due to deteriorating market conditions. The $35.9 million adjustment included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and a $18.3 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018.

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

December 31 ,	2018	2017	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	13,369	13,390	15-30 years
- Equipment	24,078	23,524	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,535	1,612	3-5 years
- Lab and computer equipment, software	3,090	3,056	2-8 years
- Furniture & fixtures	684	656	5-10 years
- Leasehold improvements	873	711	3-5 years
- Equipment under construction	464	385
Subtotal	50,473	49,714
Accumulated depreciation	23,078	19,253
Total	$27,395	$30,461

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $2.3 million, and $1.7 million, respectively, of which $2.4 million, $2.0 million, and $1.7 million, respectively, were included as cost of sales in the Company’s Consolidated Statements of Operations.

Note 6 - Income taxes

Income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 was ($1.7 million), $0.8 million and $6.6 million, respectively. The income tax expense for each of the years ended December 31, 2018, 2017 and 2016 was for federal and state income tax at statutory rates applied to the adjusted pre-tax income for each of the periods.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2018	2017	2016
(in thousands)

Current:
Federal	$(507)	$(3,690)	$4,981
State and local	(167)	532	567
	(674)	(3,158)	5,548
Deferred:
Federal	(693)	4,293	949
State and local	(337)	(288)	131
	(1,030)	4,005	1,080
(Benefit) expense for income taxes	$(1,704)	$847	$6,628

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2018	2017	2016
Income tax rates
- Statutory U.S. federal rate	21%	35%	35%
- State income taxes, net of federal benefit	0%	4%	3%
- Excess tax benefits related to stock compensation	--%	(20)%	--
- Effect of 2017 Tax Act	2%	(12)%	--
- Effect of 2018 net deferred tax asset valuation	(20%)	--	--

Total	3%	7%	38%

As of December 31, 2018, the Company had NOLs of approximately $38.3 million: $32.9 million have no expiration date and are subject to annual limitations of 80% of earnings, $5.4 million expiring through 2023, which are subject to annual limitations of approximately $1.3 million. As of December 31, 2018, the company had state tax NOLs of approximately $21.9 million expiring in various years.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31 ,	2018	2017
(in thousands)
- Depreciation & amortization	$(5,865)	$(3,665)
- Reserves for doubtful accounts	159	115
- Inventory reserve	2,503	218
- Non qualified stock options	778	409
- Net operating losses	9,574	1,450
- Amt credit	86	-
- Deferred interest	3,637	-
- Valuation allowance	(11,315)	-
Total	(443)	(1,473)

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the operating loss experienced as of December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during the year ended December 31, 2018.

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

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2018, the various states’ statutes of limitations remain open for tax years subsequent to 2010. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2018 and 2017, the Company had no uncertain tax positions.

Note 7 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. In 2017, the Company performed the annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of its goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of goodwill exceeds its carrying value, additional quantitative impairment testing is performed. In 2018, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its reporting units’ fair values.

There were no impairment losses recognized in any of the three years ended December 31, 2018, 2017 or 2016.

Based on the results of the impairment assessments of goodwill and intangible assets performed, we concluded that the fair value of our goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At December 31, 2018 the Company had $47.8 million of goodwill, of which $47.0 million is attributable to the acquisition of Airgas-Refrigerants, Inc. on October 10, 2017 and $0.4 million is attributable to the acquisition of Polar Technologies, LLC and $0.4 million is attributable to the acquisition of a supplier of refrigerants and compressed gases.

The Company’s other intangible assets consist of the following:

December 31,		2018			2017
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$380	$6	$386	$374	$12
Covenant Not to Compete	6 – 10	1,270	629	641	1,270	475	795
Customer Relationships	3 – 12	31,660	3,952	27,708	31,660	1,288	30,372
Above Market Leases	13	567	54	513	567	10	557
Trade Name	2	30	30	—	30	30	—
Licenses	10	1,000	417	583	1,000	317	683
Totals identifiable intangible assets		$34,913	$5,462	$29,451	$34,913	$2,494	$32,419

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments were recognized for the years ended December 31, 2018, 2017 and 2016.

The amortization of intangible assets for the years ended December 31, 2018, 2017, and 2016 were $3.0 million, $1.1 million and $0.5 million respectively. Future estimated amortization expense is as follows: 2019 - $3.0 million, 2020 - $3.0 million, 2021 - $2.9 million, 2022 - $2.9 million, 2023- $2.9 million and thereafter - $14.8 million.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31 ,	2018	2017
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$29,000	$65,152
- Long-term debt: current	2,672	1,050
Subtotal	31,672	66,202
Long-term debt:
- Term Loan Facility- net of current portion of long-term debt	101,588	103,950
- Vehicle and equipment loans	4	39
- Capital lease obligations	6	20
- Less: deferred financing costs on term loan	(3,325)	(2,851)
Subtotal	98,273	101,158

Total short-term & long-term debt	$129,945	$167,360

Bank Credit Line

On October 10, 2017, Hudson Technologies Company (“HTC”), Hudson Holdings, Inc. (“Holdings”) and Aspen Refrigerants, Inc. (“ARI”), as borrowers (collectively, the “Borrowers”), and the Company as a guarantor, became obligated under an Amended and Restated Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”), PNC Capital Markets LLC as lead arranger and sole bookrunner, and such other lenders as may thereafter become a party to the PNC Facility.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At December 31, 2018, total borrowings under the PNC Facility were $29.0 million, and total availability was approximately $34.4 million. In addition, there was a $130,000 outstanding letter of credit at December 31, 2018.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans were initially computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability.

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

On December 6, 2017, the Borrowers and the Company as a guarantor, entered into a First Amendment to Amended and Restated Revolving Credit and Security Agreement (the “First Amendment”) with PNC. The First Amendment, which was entered into in connection with the syndication of the credit facility, amended the PNC Facility to allow syndicate lenders to provide certain cash management and hedging products and services to the Borrowers, and made amendments to the PNC Facility with respect to lender approval requirements of specified matters and other administrative matters.

On November 30, 2018, the Borrowers and the Company as a guarantor, entered into a Second Amendment to Amended and Restated Revolving Credit and Security Agreement, Consent and Waiver (the “Second Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”) and the lenders thereunder.

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

The Company evaluated the First and Second Revolver Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $250,000 of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

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

On June 29, 2018, HTC, Holdings and ARI, as borrowers, and the Company as a guarantor, entered into a Limited Waiver and First Amendment to Term Loan Credit and Security Agreement and Other Documents (the “First Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The First Amendment terminated the Delayed Draw Commitment and provided an interim waiver with respect to compliance with the existing TLR covenant at June 30, 2018.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of December 31, 2018 and 2017, the TLR was approximately 11.82 to 1 and 3.03 to 1, respectively.

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

In addition, the Second Amendment also: (i) increases the interest rate by 300 basis points effective July 1, 2018; (ii) waives the existing prepayment premium in the Term Loan Facility in the event the term loan is repaid in full prior to March 31, 2020; (iii) adds an exit fee equal to three percent (3.00%) of the outstanding principal balance of the term loans on the date of the Second Amendment (provided, that payment of the exit fee is waived in the event that the term loan is repaid in full prior to January 1, 2020, and provided further that the exit fee is reduced to one-and-one-half percent (1.50%) in the event that the term loan is repaid in full on or after January 1, 2020 but prior to March 31, 2020); (iv) restricted acquisitions and other equity investments prior to September 30, 2018; and (v) required payment of a one-time waiver fee equal to one percent (1.00%) of the outstanding term loans.

On November 30, 2018, the Borrowers, and the Company as a guarantor, entered into a Waiver and Third Amendment to Term Loan Credit and Security Agreement (the “Third Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder.

The Third Amendment superseded interim waivers and amended the Term Loan Facility to reset the maximum Total Leverage Ratio covenant contained in the Term Loan Facility at the indicated dates as follows: (i) June 30, 2018 - 10.15:1.00; (ii) September 30, 2018 - 12.45:1.00; (iii) December 31, 2018 – 12.75:1.00; (iv) March 31, 2019 – 12.95:1.00; (v) June 30, 2019 – 8.25:1.00; September 30, 2019 – 6.40:1.00; (vi) December 31, 2019 – 5:70:1.00; and (vii) March 31, 2020 and each fiscal quarter thereafter – 4:75:1.00.

The Third Amendment increased the scheduled quarterly principal repayments to $525,000 effective December 31, 2018. In addition the Third Amendment requires a further repayment of principal on or before November 14, 2019 in an amount equal to (x) 100% of Excess Cash Flow (as defined in the Term Loan Facility) for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability (as defined in the Term Loan Facility) of at least $35,000,000, (y) 50% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability of at least $15,000,000 but less than $35,000,000, and (z) 0% of Excess Cash Flow for the four fiscal quarter period ending September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability less than $15,000,000, with any such payment subject to reduction by the amount of any voluntary prepayments made following the date of the Third Amendment. Any voluntary prepayments will not be subject to the prepayment premium or make-whole provisions of the Term Loan Facility. The Third Amendment also adds a minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $28 million, measured monthly.

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

The Company evaluated the First , Second and Third Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that the amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $1.0 million of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended, as of December 31, 2018. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 0.0% to 6.7%.

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.1 million at December 31, 2018 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Years ended December 31,	Amount
(in thousands)
-2019	$48
-2020	9
-2021	3
-2022	0
-2023	0
Subtotal	60
Less interest expense	(1)
Total	$59

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
-2019	$2,672
-2020	2,109
-2021	2,103
-2022	2,100
-2023	2,100
Thereafter	93,186

Total	$104,270

Note 9 - Stockholders' equity

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

Note 10 - Commitments and contingencies

Rents and operating leases

Hudson utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties :

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$54,000	8/2019
Baton Rouge, Louisiana	$24,000	5/2019
Champaign, Illinois	$610,000	12/2019
Charlotte, North Carolina	$26,000	5/2019
Escondido, California	$163,000	6/2022
Hampstead, New Hampshire	$52,000	8/2022
Nashville, Tennessee	$164,000	3/2020
Long Beach, California	$26,400	2/2020
Long Island City, New York	$756,000	7/2021
Ontario, California	$92,000	12/2021
Pearl River, New York	$150,000	12/2021
Pottsboro, Texas	$9,600	Month to
Riverside, California	$27,000	Month
Smyrna, Georgia	$465,000	7/2030
Stony Point, New York	$101,000	6/2021
Tulsa, Oklahoma	$27,000	Month to Month

The Company rents properties and various equipment under operating leases. Rent expense for the years ended December 31, 2018, 2017 and 2016 totaled approximately $2.7 million, $1.7 million, and $1.4 million, respectively. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Future commitments under operating leases are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2019	$2,952
-2020	2,055
-2021	1,619
-2022	684
-2023	498
Thereafter	3,422
Total	$11,230

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

The remaining liability on our Balance Sheet as of December 31, 2018 with respect to the Hillburn Facility is approximately $144,000. There can be no assurance that the ultimate outcome of the 1999 Release will not have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the EPA will not change its current plans and seek to finalize the process of listing the Hillburn Facility on the NPL, or that the ultimate outcome of such a listing will not have a material adverse effect on the Company's financial condition and results of operations.

Note 11 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2018, 2017 and 2016, the share-based compensation expense of $1.4 million, $1.5 million and $0.6 million, respectively, is reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2018, the Plans authorized the issuance of stock options to purchase 7,000,000 shares of the Company’s common stock and, as of December 31, 2018 there were 3,143,009 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

During the years ended December 31, 2018, 2017 and 2016, the Company issued options to purchase 3,864,197 shares, 1,400,203 shares, and 1,170,534 shares, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company issued stock grants of 199,291 shares, 6,236 shares, and 17,148 shares, respectively.

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

Effective June 7, 2018, the Company adopted its 2018 Stock Incentive Plan (“2018 Plan”) pursuant to which 4,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2016 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2018 Plan is sooner terminated, the ability to grant options or other awards under the 2018 Plan will expire on June 7, 2028.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended December 31,	2018	2017	2016
Assumptions
Dividend yield	0%	0%	0%
Risk free interest rate	2.51%-2.86%	1.97%-2.08%	0.%-1.0%
Expected volatility	43%-65%	44%-46%	47%-53%
Expected lives	3 years	3 years	3 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,633,589	$2.06
-Exercised	(589,725)	$2.43
-Granted	1,170,534	$3.95
Outstanding at December 31, 2016	3,214,398	$2.68
-Exercised	(1,545,161)	$2.27
-Granted	1,400,203	$5.72
Outstanding at December 31, 2017	3,069,440	$4.28
-Cancelled	(2,523,243)	$4.92
-Exercised	(5,000)	$3.43
-Granted	3,874,200	$1.19
Outstanding at December 31, 2018	4,415,397	$1.20

Options to purchase approximately 3.8 million shares were granted in 2018, of which approximately 1.7 million options vested in 2018, and approximately 2.2 million will vest in 2019.  In 2018, options to purchase approximately 2.5 million shares were cancelled, mainly relating to barrier options, which were cancelled once the stock price declined below a predetermined barrier price for five consecutive trading days.

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2018 and 2017 of:

	Number of	Weighted Average Remaining Contractual	Weighted Average
2018	Options	Life	Exercise Price
Options outstanding	4,415,397	2.7 years	$1.20
Options vested	2,258,338	2.6 years	$1.29
Options unvested	2,157,059	2.9 years	$1.10

	Number of	Weighted Average Remaining Contractual	Weighted Average
2017	Options	Life	Exercise Price
Options outstanding	3,069,440	2.4 years	$4.28
Options vested	2,977,440	2.4 years	$3.94
Options unvested	92,000	3.0 years	$5.76

The intrinsic values of options outstanding at December 31, 2018 and 2017 are $0 million and $5.5 million respectively.

The intrinsic value of options unvested at December 31, 2018 and 2017 are approximately $0 for both periods.

The intrinsic values of options vested and exercised during the years ended 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Intrinsic value of options vested	$0	$462,369	$4,843,774
Intrinsic value of options exercised	$13,950	$8,025,527	$1,777,476

Note 12 - Acquisition

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

The fair values of the assets that we acquired and the liabilities that we assumed were finalized in 2018. Any future changes to the acquired assets and liabilities will be recorded in the Company’s Consolidated Statement of Operations. The Company is currently engaged with Airgas with respect to finalizing the post-closing adjustment, as defined in the Stock Purchase Agreement.

The following table summarizes the Company’s estimates of the fair values of the assets acquired and the liabilities assumed on the date the Company completed the Acquisition of ARI, as previously reported as of December 31, 2017 and December 31, 2018:

	Amortization	As
	life	previously	Adjustments		As finalized
	(in months)	reported	(1)		(in thousands)
Accounts receivable		$14,668	$		$14,668
Other assets		734			734
Inventories		103,876		1,661	105,537
Property and equipment		24,179			24,179
Customer relationships	144	29,660			29,660
Above-market leases	153	567			567
Goodwill		48,609		(1,661)	46,948
Total assets acquired		$222,293		$-	$222,293

Accounts payable and accrued expenses		$3,210	$		$3,210
Other current liabilities		10,114			10,114
Total liabilities assumed		$13,324		$-	$13,324

Total purchase price		$208,969		$-	$208,969

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

The following table provides unaudited pro forma total revenues and results of operations for the 12 months ended December 31, 2017 and 2016 as if ARI had been acquired on January 1, 2016. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, amortization expense on intangible assets arising from the acquisition, and interest on the acquisition financing. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of 2016, nor are they indicative of the future operating results of the combined companies.

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

(in thousands, except share and per share data)	For the Year Ended 2018
	Q1	Q2	Q3	Q4 (b)	Total (a)
Revenues	$42,428	$57,831	$40,545	$25,721	$166,525
Gross profit (loss)	$7,905	$(26,082)	$7,729	$3,083	$(7,365)
Operating expenses	$8,819	$11,346	$8,098	$6,980	$35,243
Operating income (loss)	$(914)	$(37,428)	$(369)	$(3,897)	$(42,608)
Other expense	$(3,206)	$(3,346)	$(4,064)	$(4,139)	$(14,755)
Income (loss) before income taxes	$(4,120)	$(40,774)	$(4,433)	$(8,036)	$(57,363)
Income tax expense (benefit)	$(1,064)	$(10,158)	$9,447	$71	$(1,704)
Net loss	$(3,056)	$(30,616)	$(13,880)	$(8,107)	$(55,659)

Net loss per common share – Basic (a)	$(0.07)	$(0.72)	$(0.33)	$(0.19)	$(1.31)
Net loss per common share – Diluted (a)	$(0.07)	$(0.72)	$(0.33)	$(0.19)	$(1.31)
Weighted average number of shares outstanding – Basic	42,403,029	42,403,140	42,530,476	42,600,898	42,484,972
Weighted average number of shares outstanding – Diluted	42,403,029	42,403,140	42,530,476	42,600,898	42,484,972

	For the Year Ended 2017
	Q1	Q2	Q3	Q4 (b)	Total (a)
Revenues	$38,830	$52,231	$24,706	$24,613	$140,380
Gross profit	$12,467	$17,420	$5,070	$3,027	$37,984
Operating expenses	$3,074	$3,520	$3,594	$12,664	$22,852
Operating income (loss)	$9,393	$13,900	$1,476	$(9,637)	$15,132
Other (expense)	$(85)	$(61)	$(24)	$(2,958)	$(3,128)
Income (loss) before income taxes	$9,308	$13,839	$1,452	$(12,595)	$12,004
Income tax expense (benefit)	$3,574	$5,314	$(652)	$(7,389)	$847
Net income (loss)	$5,734	$8,525	$2,104	$(5,206)	$11,157

Net income (loss) per common share – Basic (a)	$0.14	$0.21	$0.05	$(0.12)	$0.27
Net income (loss) per common share – Diluted (a)	$0.13	$0.20	$0.05	$(0.12)	$0.26
Weighted average number of shares outstanding – Basic	41,507,941	41,567,848	41,869,528	42,216,987	41,764,230
Weighted average number of shares outstanding – Diluted	43,503,889	43,550,226	43,463,982	42,216,987	42,766,843

(a)	The sum of the net earnings per share may not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

(b)	As discussed previously, the fourth quarter 2017 results include the results of ARI subsequent to the acquisition on October 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe
Kevin J. Zugibe, Chairman and Chief Executive Officer

Date:	March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Zugibe	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2019
Kevin J. Zugibe

/s/ Nat Krishnamurti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2019
Nat Krishnamurti

/s/ Vincent P. Abbatecola	Director	March 15, 2019
Vincent P. Abbatecola

/s/ Brian F. Coleman	Director and President and Chief Operating Officer	March 15, 2019
Brian F. Coleman

/s/ Dominic J. Monetta	Director	March 15, 2019
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 15, 2019
Otto C. Morch

/s/ Richard Parrillo	Director	March 15, 2019
Richard Parrillo

/s/ Eric A. Prouty	Director	March 15, 2019
Eric A. Prouty

