Form 10-Q
period 2019-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2019-05-02
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered

Common stock, $0.01 par value	HDSN	NASDAQ Capital Market

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value	42,602,431 shares
Class	Outstanding at April 30, 2019

1

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,170	$2,272
Trade accounts receivable – net	20,103	14,065
Inventories	99,772	101,962
Prepaid expenses and other current assets	5,124	5,287
Total current assets	126,169	123,586

Property, plant and equipment, less accumulated depreciation	26,502	27,395
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	28,730	29,451
Right of use asset	7,564	-
Other assets	91	106
Total Assets	$236,859	$228,341

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$13,735	$8,671
Accrued expenses and other current liabilities	19,917	19,023
Accrued payroll	500	1,046
Current maturities of long-term debt	2,127	2,672
Short-term debt	31,000	29,000
Total current liabilities	67,279	60,412
Deferred tax liability	515	443
Long-term lease liabilities	5,596	—
Long-term debt, less current maturities	97,918	98,273
Total Liabilities	171,308	159,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,602,431 at March 31, 2019 and December 31, 2018	426	426
Additional paid-in capital	116,096	115,719
Accumulated deficit	(50,971)	(46,932)
Total Stockholders’ Equity	65,551	69,213

Total Liabilities and Stockholders’ Equity	$236,859	$228,341

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three-month period ended March 31,
	2019	2018

Revenues	$34,664	$42,428
Cost of sales	27,679	34,523
Gross profit	6,985	7,905

Operating expenses:
Selling, general and administrative	6,024	8,077
Amortization	721	742
Total operating expenses	6,745	8,819

Operating income (loss)	240	(914)

Interest expense	(4,207)	(3,206)

Loss before income taxes	(3,967)	(4,120)

Income tax (benefit)	72	(1,064)

Net loss	$(4,039)	$(3,056)

Net loss per common share – Basic	$(0.09)	$(0.07)
Net loss income per common share – Diluted	$(0.09)	$(0.07)
Weighted average number of shares outstanding – Basic	42,602,431	42,403,029
Weighted average number of shares outstanding – Diluted	42,602,431	42,403,029

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2018	42,398,140	$424	$114,302	$8,727	$123,453

Issuance of common stock upon exercise of stock options and warrants	5,000	-	17	-	17

Value of share-based arrangements	-	-	26	-	26

Net loss	-	-	-	(3,056)	(3,056)
Balance at March 31, 2018	42,403,140	$424	$114,345	$5,671	$120,440

Balance at January 1, 2019	42,602,431	$426	$115,719	$(46,932)	$69,213

Value of share-based arrangements	-	-	377	-	377

Net loss	-	-	-	(4,039)	(4,039)

Balance at March 31, 2019	42,602,431	$426	$116,096	$(50,971)	$65,551

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Decrease in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Three-month period ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,039)	$(3,056)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	1,058	1,012
Amortization of intangible assets	721	742
Amortization of step-up of basis in inventories	-	1,080
Amortization of lease right of use asset, net	20	-
Lower of cost or net realizable value adjustment	(2,895)	-
Allowance for doubtful accounts	(243)	4
Value of share-based payment arrangements	377	27
Amortization of deferred finance costs	307	241
Deferred tax benefit	72	(1,064)
Changes in assets and liabilities:
Trade accounts receivable	(5,795)	(12,026)
Inventories	5,085	472
Prepaid and other assets	43	2,911
Accounts payable and accrued expenses	3,425	19,160
Cash (used in) provided by operating activities	(1,864)	9,503

Cash flows from investing activities:
Additions to property, plant, and equipment	(165)	(206)
Cash used in investing activities	(165)	(206)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	17
Proceeds (repayment) of short-term debt	2,000	(13,075)
Repayment of long-term debt	(1,073)	(263)
Cash provided by (used in) financing activities	927	(13,321)

Decrease in cash and cash equivalents	(1,102)	(4,024)
Cash and cash equivalents at beginning of period	2,272	5,002
Cash and cash equivalents at end of period	$1,170	$978

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$3,906	$2,930
Cash paid during period for taxes	$8	$—

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiaries, Hudson Technologies Company and Aspen Refrigerants, Inc. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (ASC) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2018. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at March 31, 2019 and December 31, 2018, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of March 31, 2019 and December 31, 2018.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company maintains its temporary cash investments in highly-rated financial institutions and, at times, the balances exceed FDIC insurance coverage. The Company’s trade accounts receivables are primarily due from companies throughout the United States. The Company reviews each customer’s credit history before extending credit.

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

For the three-month period ended March 31, 2019, there was one customer accounting for 15% of the Company’s revenues. At March 31, 2019 there was $3.0 million of accounts receivable from this customer.

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

In 2018, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no impairment losses recognized in 2018 or the quarter ended March 31, 2019.

Revenues and Cost of Sales

Beginning on January 1, 2018, the Company adopted, on a modified retrospective basis, Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, which provides accounting guidance related to the recognition of revenue from contracts with customers. Based on the evaluation performed, the Company concluded that the adoption of this standard had no impact on its financial position, results of operations or cash flows and did not have a significant impact on its internal controls over financial reporting.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided; such management fees are included in the below table as Product and related sales and were approximately $0.6 million for each of the three months ended March 31, 2019 and 2018.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Periods Ended March 31,	2019	2018
(in thousands)
Product and related sales	$33,227	$41,101
RefrigerantSide ® Services	1,437	1,327
Total	$34,664	$42,428

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

As of March 31, 2019, the Company had NOLs of approximately $37.4 million, of which $32.0 million have no expiration date (subject to annual limitations of 80% of tax earnings) and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of March 31, 2019, the Company had state tax NOLs of approximately $22.0 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the cumulative operating loss experienced through December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a net valuation allowance of approximately $11.3 million during the period ended December 31, 2018 and increased it to $13.3 million as of March 31, 2019 due to additional losses.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of March 31, 2019, the various states’ statutes of limitations remain open for tax years subsequent to 2010.  The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2019, and December 31, 2018, the Company believes it has no uncertain tax positions.

Loss per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted (loss) earnings per share. The reconciliation of shares used to determine net (loss) income per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended March 31,
	2019	2018

Net loss	$(4,039)	$(3,056)

Weighted average number of shares - basic	42,602,431	42,403,029
Shares underlying options	-	-
Weighted average number of shares outstanding - diluted	42,602,431	42,403,029

During the three-month periods ended March 31, 2019 and 2018, certain options aggregating 4,673,897 shares and 2,948,848 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. We have used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We recorded approximately $8.1 million as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. Disclosures relating to the amount, timing and uncertainty of cash flows arising from leases are included in Note 5.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
(in thousands)
Refrigerant and cylinders	$110,263	$115,348
Less: net realizable value adjustments	(10,491)	(13,386)
Total	$99,772	$101,962

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31, 2019	December 31, 2018	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	13,359	13,369	15-30 years
- Equipment	24,236	24,078	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,607	1,535	3-5 years
- Lab and computer equipment, software	3,090	3,090	2-8 years
- Furniture & fixtures	684	684	5-10 years
- Leasehold improvements	873	873	3-5 years
- Equipment under construction	409	464
Subtotal	50,638	50,473
Accumulated depreciation	24,136	23,078
Total	$26,502	$27,395

Depreciation expense for the three months ended March 31, 2019 and 2018 was $1.1 million and $1.0 million, respectively.

Note 5- Leases

The Company has various lease agreements with terms up to 11 years, including leases of buildings and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. common area maintenance, charges, utilities and property taxes). The Company elected the package of practical expediants permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract contains a lease, and our initial direct costs for any leases that exist prior to the adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight line basis over the lease term. The Company’s lease agreements do not contain any material residual value, guarantees or material restrictive covenants.

Operating leases are included in Right of use asset, Accrued expenses and other current liabilities, and Long-term lease liabilities on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred.

Lease expense is included in selling, general and administrative on the consolidated statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the quarter ended March 31, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

Maturity of Lease Payments	March 31, 2019
(in thousands)
-2019 (remaining)	$2,211
-2020	2,039
-2021	1,590
-2022	701
-2023	520
-Thereafter	3,422
Total undiscounted operating lease payments	10,483
Less imputed interest	(2,900)
Present value of operating lease liabilities	$7,583

Balance Sheet Classification

Current lease liabilities (recorded in accrued expenses and other current liabilities)	$1,987
Long-term lease liabilities	5,596
Total operating lease liabilities	$7,583

Other Information

Weighted-average remaining term for operating leases	6.6 years
Weighted -average discount rate for operating leases	8.74%

Cash Flows

An initial right-of-use asset of $8.1 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $0.7 million during first quarter 2019 and is included in operating cash flows.

Operating Lease Costs

Operating lease costs were $0.7 million for both first quarter 2019 and first quarter 2018.

As of December 31, 2018, future commitments under operating leases, in accordance with legacy lease accounting standards, are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2019	$2,952
-2020	2,055
-2021	1,619
-2022	684
-2023	498
Thereafter	3,422
Total	$11,230

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. In 2018, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighting the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its reporting units’ fair values.

Based on the results of the impairment assessments of goodwill and other intangible assets performed in 2018, the Company concluded that it is more likely than not that the fair value of its goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At March 31, 2019 the Company had $47.8 million of goodwill, of which $47 million is attributable to the acquisition of ARI on October 10, 2017.

The Company’s other intangible assets consist of the following:

		March 31, 2019			December 31, 2018
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible Assets with determinable lives
Patents	5	$386	$381	$5	$386	$380	$6
Covenant Not to Compete	6 - 10	1,270	667	603	1,270	629	641
Customer Relationships	10 - 12	31,660	4,598	27,062	31,660	3,952	27,708
Above Market Leases	13	567	65	502	567	54	513
Licenses	10	1,000	442	558	1,000	417	583
Totals identifiable intangible assets		$34,883	$6,153	$28,730	$34,883	$5,432	$29,451

Amortization expense for the three months ended March 31, 2019 and 2018 was $721 and $742, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments were recognized for the period ended March 31, 2019 and for the year ended December 31, 2018.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three-month periods ended March 31, 2019 and 2018, share-based compensation expense of $377,000 and $27,000, respectively, are reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2019, the Plans authorized the issuance of 7,000,000 shares of the Company’s common stock and, as of March 31, 2019 there were 2,884,509 shares of the Company’s common stock available for issuance for future stock option grants or other stock-based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 258,500 and 20,000 shares of common stock granted during the three-month periods ended March 31, 2019 and 2018, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	3,069,440	$4.28
-Exercised	(5,000)	$3.43
-Granted	3,874,200	$1.19
-Cancelled	(2,523,243)	$4.92
Outstanding at December 31, 2018	4,415,397	$1.20
-Granted	258,500	$1.25
Outstanding at March 31, 2019	4,673,897	$1.20

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2019 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	3,048,602	2.51 years	$1.25

The intrinsic value of options outstanding at March 31, 2019 and December 31, 2018 are $3.6 million and none, respectively.

The intrinsic value of options unvested at March 31, 2019 and December 31, 2018 are approximately $1.4 million and none, respectively.

The intrinsic value of options vested and exercised during the three months ended March 31, 2019 and 2018 were none and $13,950, respectively.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

	March 31, 2019	December 31, 2018
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$31,000	$29,000
- Long-term debt: current	2,127	2,672
Subtotal	33,127	31,672
Long-term debt:
- Term Loan Facility	101,063	101,588
- Vehicle and equipment loans	1	4
- Capital lease obligations	7	6
- Less: deferred financing costs on term loan	(3,153)	(3,325)
Subtotal	97,918	98,273

Total short-term & long-term debt	$131,045	$129,945

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At March 31, 2019, total borrowings under the PNC Facility were $31.0 million, and total availability was approximately $36.1 million. In addition, there was a $130,000 outstanding letter of credit at March 31, 2019.

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

On April 17, 2019, the Borrowers, the Company as a guarantor, and ten new subsidiaries of the Borrowers (the “New Subsidiaries”), entered into a Third Amendment and Joinder to Amended and Restated Revolving Credit and Security Agreement and Waiver (the “Third Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”) and the lenders thereunder. Pursuant to the Third Amendment, the New Subsidiaries were added as guarantors under the PNC Facility.

The Company evaluated the First, Second and Third Revolver Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $250,000 of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of March 31, 2019 and December 31, 2018, the TLR was approximately 12.47 to 1 and 11.82 to 1, respectively.

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

On April 17, 2019, the Borrowers and the Company as a guarantor, and ten new subsidiaries of the Borrowers (the “New Subsidiaries”), entered into a Joinder to Term Loan Credit and Security Agreement and Other Documents (the “Joinder”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. Pursuant to the Joinder, the New Subsidiaries were added as guarantors under the Term Loan Facility.

The Company evaluated the First, Second and Third Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that the amendments were a modification of the original term loan agreement for accounting purposes. As a result, in 2018 the Company capitalized an additional $1.0 million of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended, as of March 31, 2019. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

Vehicle and Equipment Loans

The Company has entered into various vehicle and equipment loans. These loans are payable in 60 monthly payments through March 2020 and bear interest ranging from 0.0% to 8.3%.

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.05 million at March 31, 2019 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Twelve Month Period Ending March 31,	Amount
(in thousands)
-2020	$28
-2021	7
-2022	0
-2023	0
-2024	0
Subtotal	35
Less interest expense	(1)
Total	$34

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending March 31,	Amount
(in thousands)
-2020	$2,127
-2021	2,107
-2022	2,102
-2023	2,100
-2024	94,762

Total	$103,198

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate ARI and any other assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2018, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

In 2018, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its fair value. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. Under the income approach assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value; (ii) projected revenue growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. There were no impairment losses recognized during the first quarter of 2019 or 2018.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 10 to 12 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

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

As of March 31, 2019, the Company had NOLs of approximately $37.4 million, of which $32.0 million have no expiration date (subject to annual limitations of 80% of tax earnings) and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of March 31, 2019, the company had state tax NOLs of approximately $22.0 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the cumulative operating loss experienced through December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a net valuation allowance of approximately $11.3 million during the year ended December 31, 2018, and increased the allowance to $13.3 million as of March 31, 2019 due to additional losses.

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

Results of Operations

Three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018

Revenues for the three-month period ended March 31, 2019 were $34.7 million, decrease of $7.7 million or 18% from the $42.4 million reported during the comparable 2018 period. The decrease in revenues was mainly attributable to a decrease in the selling price per pound of certain refrigerants sold, which accounted for approximately 67% of the decrease, and a decrease in the number pounds of certain refrigerants sold, which accounted for approximately 33% of the decrease.

Cost of sales for the three-month period ended March 31, 2019 was $27.7 million or 80% of sales. The cost of sales for the three-month period ended March 31, 2018 was $34.5 million or 81% of sales. The decrease in the cost of sales percentage from 81% for the three-month period ended March 31, 2018 to 80% for the three-month period ended March 31, 2019 is primarily due to a $1.1 million adjustment during the first quarter of 2018 relating to the amortization of the step up in basis of R-22 refrigerant inventory acquired in the ARI acquisition, which for 2019 there was none.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2019 were $6.0 million, a decrease of $2.1 million from the $8.1 million reported during the comparable 2018 period. During the three months ended March 31, 2018, the Company recorded $0.9 million of nonrecurring integration and related fees relating to the acquisition of ARI, which was consummated on October 10, 2017. The remaining decrease in SG&A is primarily due to reduced payroll-related expenses in 2019.

Amortization expense for both the three-month period ended March 31, 2019 and 2018 was $0.7 million.

Interest expense for the three-month period ended March 31, 2019 was $4.2 million, compared to the $3.2 million reported during the comparable 2018 period. The difference is mainly due to the increase in interest expense relating to an increase in interest rate margin (spread) as a result of the amendment of the credit facilities in November 2018.

The income tax expense for the three-month period ended March 31, 2019 was $0.1 million compared to income tax benefit of $1.1 million for the three month period ended March 31, 2018. For 2019 and 2018, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a full valuation allowance as of March 31, 2019; as such, the income tax expense recorded during the three-month period ended March 31, 2019 consists of a timing difference between book and tax reporting.

The net loss for the three-month period ended March 31, 2019 was $4.0 million, an increase of $0.9 million from the $3.1 million of net loss reported during the comparable 2018 period, primarily due to the increase in interest expense. However, as discussed previously, there was also a $1.1 million tax benefit during the three months ended March 31, 2018 and no tax benefit during the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2019, the Company had working capital, which represents current assets less current liabilities, of $58.9 million, a decrease of $4.3 million from the working capital of $63.2 million at December 31, 2018. The decrease in working capital is primarily attributable to timing factors related to the accounts payable and trade receivables as described below.

Inventory and trade receivables are principal components of current assets. At March 31, 2019, the Company had inventories of $99.8 million, a decrease of $2.2 million from $102.0 million at December 31, 2018. The decrease in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At March 31, 2019, the Company had trade receivables, net of allowance for doubtful accounts, of $20.1 million, an increase of $6.0 million from $14.1 million at December 31, 2018. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the three-month period ended March 31, 2019 was $1.9 million, when compared to net cash provided by operating activities of $9.5 million for the comparable 2018 period. Net cash provided by operating activities in the 2019 period decreased due to the net loss reported in the period and timing of certain receivables and payables during the quarter.

Net cash used in investing activities for the three-month period ended March 31, 2019 was $0.2 million compared with net cash used in investing activities of $0.2 million for the comparable 2018 period. The net cash used in investing activities for the 2019 and 2018 periods was primarily related to investment in general purpose equipment for the Company’s facilities.

Net cash provided by financing activities for the three-month period ended March 31, 2019 was $0.9 million compared with net cash used in financing activities of $13.3 million for the comparable 2018 period. During the first quarter of 2019, the Company increased its borrowing under the PNC Facility by $2 million and reduced the Term Loan Facility by $1.1 million while in the comparable 2018 period, the Company reduced its borrowing under the PNC facility by $13.1 million and reduced the Term Loan Facility by $0.3 million.

At March 31, 2019, cash and cash equivalents were $1.2 million, or approximately $1.1 million lower than the $2.3 million of cash and cash equivalents at December 31, 2018. The Company continues to assess its capital expenditure needs. The Company may, to the extent necessary, continue to utilize its cash balances to purchase equipment primarily for its operations.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At March 31, 2019, total borrowings under the PNC Facility were $31.0 million, and total availability was approximately $36.1 million. In addition, there was a $130,000 outstanding letter of credit at March 31, 2019.

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

On April 17, 2019, the Borrowers, the Company as a guarantor, and ten new subsidiaries of the Borrowers (the “New Subsidiaries”), entered into a Third Amendment and Joinder to Amended and Restated Revolving Credit and Security Agreement and Waiver (the “Third Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender (“Agent” or “PNC”) and the lenders thereunder. Pursuant to the Third Amendment, the New Subsidiaries were added as guarantors under the PNC Facility.

The Company evaluated the First, Second and Third Revolver Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that amendments were a modification of the original term loan agreement for accounting purposes. As a result, in 2018 the Company capitalized an additional $250,000 of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of March 31, 2019 and December 31, 2018, the TLR was approximately 12.47 to 1 and 11.82 to 1, respectively.

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

On April 17, 2019, the Borrowers and the Company as a guarantor, and ten new subsidiaries of the Borrowers (the “New Subsidiaries”), entered into a Joinder to Term Loan Credit and Security Agreement and Other Documents (the “Joinder”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. Pursuant to the Joinder, the New Subsidiaries were added as guarantors under the Term Loan Facility.

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

The Company was in compliance with all covenants, under the PNC Facility and the Term Loan Facility, as amended, as of March 31, 2019. The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

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

For the three-month period ended March 31, 2019, there was one customer accounting for 15% of the Company’s revenues. At March 31, 2019 there was $3.0 million of accounts receivable from this customer.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. We have used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We recorded approximately $8.1 million as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 5.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility and on the Term Loan Facility. The PNC Facility is a $150,000,000 secured facility, and the Term Loan Facility provides for Term Loans of $105,000,000.

Interest on loans under the PNC Facility is payable in arrears on the first day of each month with respect to loans bearing interest at the domestic rate (as set forth in the PNC Facility) and at the end of each interest period with respect to loans bearing interest at the Eurodollar rate (as set forth in the PNC Facility) or, for Eurodollar rate loans with an interest period in excess of three months, at the earlier of (a) each three months from the commencement of such Eurodollar rate loan or (b) the end of the interest period. Interest charges with respect to loans are computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to domestic rate loans, the sum of (i) a rate per annum equal to the higher of (1) the base commercial lending rate of PNC, (2) the federal funds open rate plus 0.5% and (3) the daily LIBOR plus 1.0%, plus (ii) between 0.50% and 1.00% depending on average quarterly undrawn availability and (B) with respect to Eurodollar rate loans, the sum of the Eurodollar rate plus between 1.50% and 2.00% depending on average quarterly undrawn availability. There was a $31,000,000 outstanding balance on the PNC Facility as of March 31, 2019. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

Interest on the Term Loans is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 7.25% and is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. There was a $103,162,500 outstanding balance on the Term Loan Facility as of March 31, 2019. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $1.6 million as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2018. There have been no material changes to such matters during the quarter ended March 31, 2019.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Third Amendment and Joinder to Amended and Restated Revolving Credit and Security Agreement and Waiver dated April 17, 2019
10.2	Joinder to Term Loan Credit and Security Agreement and Other Documents dated April 17, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 2, 2019
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 2, 2019
	Nat Krishnamurti	Date
Chief Financial Officer