Form 10-Q
period 2019-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2019-08-14
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,612,431 shares
Class	Outstanding at August 1, 2019

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,302	$2,272
Trade accounts receivable – net	28,050	14,065
Inventories – net	75,247	101,962
Prepaid expenses and other current assets	6,783	5,287
Total current assets	111,382	123,586

Property, plant and equipment, less accumulated depreciation	24,973	27,395
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	27,977	29,451
Right of use asset	7,014	-
Other assets	87	106
Total Assets	$219,236	$228,341

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$9,681	$8,671
Accrued expenses and other current liabilities	18,162	19,023
Accrued payroll	1,101	1,046
Short-term debt	33,000	29,000
Current maturities of long-term debt	99,674	2,672
Total current liabilities	161,618	60,412
Deferred tax liability	586	443
Long-term lease liabilities	5,012	—
Long-term debt, less current maturities	6	98,273
Total Liabilities	167,222	159,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,612,431 at June 30, 2019 and 42,602,431 at December 31, 2018	426	426
Additional paid-in capital	116,356	115,719
Accumulated deficit	(64,768)	(46,932)
Total Stockholders’ Equity	52,014	69,213

Total Liabilities and Stockholders’ Equity	$219,236	$228,341

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenues	$56,011	$57,831	$90,675	$100,259
Cost of sales	58,377	83,913	86,056	118,436
Gross profit	(2,366)	(26,082)	4,619	(18,177)

Operating expenses:
Selling, general and administrative	6,848	10,605	12,872	18,682
Amortization	753	741	1,474	1,483
Total operating expenses	7,601	11,346	14,346	20,165

Operating loss	(9,967)	(37,428)	(9,727)	(38,342)

Other expense:
Net interest expense	(4,267)	(3,346)	(8,474)	(6,552)
Other income	508	—	508	—
Total other expense	(3,759)	(3,346)	(7,966)	(6,552)

Loss before income taxes	(13,726)	(40,774)	(17,693)	(44,894)

Income tax (benefit) expense	71	(10,158)	143	(11,222)

Net loss	$(13,797)	$(30,616)	$(17,836)	$(33,672)

Net loss per common share – Basic and Diluted	$(0.32)	$(0.72)	$(0.42)	$(0.79)
Weighted average number of shares outstanding – Basic and Diluted	42,604,189	42,403,140	42,603,315	42,403,084

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total

Balance at April 1, 2018	42,403,140	$424	$114,345	$5,671	$120,440

Value of share-based arrangements	-	-	186	-	186

Net loss	-	-	-	(30,616)	(30,616)

Balance at June 30, 2018	42,403,140	$424	$114,531	$(24,945)	$90,010

Balance at April 1, 2019	42,602,431	$426	$116,096	$(50,971)	$65,551

Issuance of common stock upon exercise of stock options and warrants	10,000	-	9	-	9

Value of share-based arrangements	-	-	251	-	251

Net loss	-	-	-	(13,797)	(13,797)

Balance at June 30, 2019	42,612,431	$426	$116,356	$(64,768)	$52,014

See Accompanying Notes to the Consolidated Financial Statements.

Six Months Ended June 30,

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total

Balance at January 1, 2018	42,398,140	$424	$114,302	$8,727	$123,453

Issuance of common stock upon exercise of stock options and warrants	5,000	-	17	-	17

Value of share-based arrangements	-	-	212	-	212

Net loss	-	-	-	(33,672)	(33,672)

Balance at June 30, 2018	42,403,140	$424	$114,531	$(24,945)	$90,010

Balance at January 1, 2019	42,602,431	$426	$115,719	$(46,932)	$69,213

Issuance of common stock upon exercise of stock options and warrants	10,000	-	9	-	9

Value of share-based arrangements	-	-	628	-	628

Net loss	-	-	-	(17,836)	(17,836)

Balance at June 30, 2019	42,612,431	$426	$116,356	$(64,768)	$52,014

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Decrease in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(17,836)	$(33,672)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	2,154	2,080
Amortization of intangible assets	1,474	1,483
Amortization of step-up in inventory basis	—	2,520
Amortization of lease right of use asset, net	39	—
Noncash adjustment of cylinder deposits	(502)	—
Lower of cost or net realizable value reserve	1,991	30,906
Allowance for doubtful accounts	(507)	35
Value of share-based arrangements	628	214
Amortization of deferred finance costs	618	485
Deferred tax (benefit) expense	143	(10,729)
Changes in assets and liabilities:
Trade accounts receivable	(13,478)	(23,142)
Inventories	24,724	24,272
Prepaid and other assets	(1,749)	3,583
Income taxes receivable	—	5,827
Accounts payable and accrued expenses	(789)	4,867
Cash (used in) provided by operating activities	(3,090)	8,729

Cash flows from investing activities:
Additions to property, plant, and equipment	(279)	(782)
Cash used in investing activities	(279)	(782)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	17
Borrowing (repayment) of short-term debt – net	4,000	(10,070)
Repayment of long-term debt	(1,610)	(562)
Cash provided by (used in) financing activities	2,399	(10,615)

Decrease in cash and cash equivalents	(970)	(2,668)
Cash and cash equivalents at beginning of period	2,272	5,002
Cash and cash equivalents at end of period	$1,302	$2,334

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$7,894	$6,107

Cash (refund) paid for income taxes – net	$8	$(6,321)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2018. Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial covenants within its credit agreements, referred to in Note 8. The Company’s level of indebtedness has adversely impacted, and continues to adversely impact, the Company’s financial condition, including operating results and liquidity position. As of June 30, 2019, the Company was not in compliance with the financial covenants in the Term Loan Facility and the PNC Facility, thus raising substantial doubt as to the ability to continue as a going concern. The Company has satisfied all of its debt payment obligations on a timely basis and had over $21 million of availability pursuant to the borrowing base formula in the PNC Facility as of June 30, 2019; and is working with its lenders to obtain a waiver and amendment of its credit facilities.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at June 30, 2019 and December 31, 2018, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2019 and December 31, 2018.

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

For the six month period ended June 30, 2019, there was one customer accounting for 13% of the Company’s revenues. At June 30, 2019 there were $2.8 million of accounts receivable from this customer.

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

Beginning in 2017, the Company adopted, on a prospective basis, ASU No. 2017-04, which simplifies the accounting for goodwill impairment by eliminating Step 2 of the prior goodwill impairment test that required a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. To the extent that the future cash flows are negatively impacted by the current conditions, the Company may determine that goodwill is impaired.

During the second quarter of 2019, the Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market, leading to an increase in inventory reserves for certain gases. However, the Company has also experienced higher volumes of refrigerant inventory sold during the second quarter of 2019 when compared to the second quarter of 2018. While the Company does not believe that its goodwill is impaired at June 30, 2019, it will further assess the impact of lower prices and higher volume through the nine month selling season, which culminates in September 2019 and coincides with its October 1 annual impairment testing date.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided; such management fees are included in the below table as Product and related sales and were approximately $1.2 million for each of the six months ended June 30, 2019 and 2018.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
(in thousands)
Product and related sales	$54,953	$56,448	$88,187	$97,549
RefrigerantSide ® Services	1,058	1,383	2,488	2,710
Total	$56,011	$57,831	$90,675	$100,259

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

The tax benefit associated with the Company’s net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company expects to realize future taxable income. As a result of a prior “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. To the extent that the Company utilizes its NOLs, it will not pay tax on such income. However, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation, it will pay income taxes based on the then existing statutory rates. In addition, certain states either do not allow or limit NOLs and as such the Company will be liable for certain state income taxes.

As of June 30, 2019, the Company had NOLs of approximately $45.9 million, of which $40.5 million have no expiration date (subject to annual limitations of 80% of tax earnings) and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of June 30, 2019, the Company had state tax NOLs of approximately $23.5 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the cumulative operating loss experienced through December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a net valuation allowance of approximately $11.3 million during the year ended December 31, 2018 and increased the valuation allowance to $17.3 million as of June 30, 2019 due to additional losses.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of June 30, 2019, the various states’ statutes of limitations remain open for tax years subsequent to 2010.  The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2019, and December 31, 2018, the Company believes it has no uncertain tax positions.

Loss per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted loss per share. The reconciliation of shares used to determine net (loss) income per share is as follows (dollars in thousands, unaudited):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018

Net loss	$(13,797)	$(30,616)	$(17,836)	$(33,672)

Weighted average number of shares – basic and diluted	42,604,189	42,403,140	42,603,315	42,403,084

During the three month periods ended June 30, 2019 and 2018, certain options aggregating 4,690,197 and 785,697 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2019 and 2018, certain options aggregating 4,690,197 and 785,697 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. We have used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We recorded approximately $8.1 million as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. Disclosures relating to the amount, timing and uncertainty of cash flows arising from leases are included in Note 5.

Subsequent Events

ARI Working Capital Dispute

The Stock Purchase Agreement dated August 9, 2017 (the “SPA”) among Airgas, Inc. (“Airgas”), Hudson Holdings, Inc. and Hudson Technologies, Inc., pursuant to which the Company acquired the stock of ARI, contained a customary post-closing working capital adjustment mechanism. After determination of various undisputed working capital adjustments, and upon subsequent completion of the dispute resolution process provided in the SPA, Hudson was entitled to a total payment from Airgas in the amount of approximately $9.5 million (consisting of $3.5 million of undisputed items and $6.0 million of disputed items awarded by the expert designated pursuant to the SPA). On June 27, 2019, Airgas filed an action in the United States District Court for the District of Delaware captioned Airgas, Inc. v. Hudson Holdings, Inc. and Hudson Technologies, Inc. seeking declaratory judgment to overturn the determination of the disputed working capital items by the expert designated pursuant to the SPA. On August 7, 2019, the parties settled the matter in its entirety, including the litigation. Pursuant to the settlement, Airgas has agreed to pay Hudson an aggregate working capital adjustment payment of $8.9 million.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
(in thousands)
Refrigerant and cylinders	$90,462	$115,348
Less: net realizable value adjustments	(15,215)	(13,386)
Total	$75,247	$101,962

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30, 2019	December 31, 2018	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	12,800	13,369	15-30 years
- Equipment	24,619	24,078	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,574	1,535	3-5 years
- Lab and computer equipment, software	3,090	3,090	2-8 years
- Furniture & fixtures	684	684	5-10 years
- Leasehold improvements	873	873	3-5 years
- Equipment under construction	153	464
Subtotal	50,173	50,473
Accumulated depreciation	25,200	23,078
Total	$24,973	$27,395

Depreciation expense for the six months ended June 30, 2019 and 2018 was $2.1 million for both periods.

Note 5- Leases

The Company has various lease agreements with terms up to 11 years, including leases of buildings and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. common area maintenance, charges, utilities and property taxes). The Company elected the package of practical expediants permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract contains a lease, and our initial direct costs for any leases that existed prior to the adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight line basis over the lease term. The Company’s lease agreements do not contain any material residual value, guarantees or material restrictive covenants.

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

Lease expense is included in selling, general and administrative on the consolidated statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the quarter and six months ended June 30, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2019.

Maturity of Lease Payments	June 30, 2019
(in thousands)
-2019 (remaining)	$1,661
-2020	2,039
-2021	1,590
-2022	701
-2023	520
-Thereafter	3,422
Total undiscounted operating lease payments	9,933
Less imputed interest	(2,880)
Present value of operating lease liabilities	$7,053

Balance Sheet Classification

Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,041
Long-term lease liabilities	5,012
Total operating lease liabilities	$7,053

Other Information

Weighted-average remaining term for operating leases	6.9 years
Weighted -average discount rate for operating leases	8.81%

Cash Flows

An initial right-of-use asset of $8.1 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $1.5 million during the six months ended June 30, 2019 and is included in operating cash flows.

Operating Lease Costs

Operating lease costs were $1.5 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

During the second quarter of 2019, the Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market, leading to an increase in inventory reserves for certain gases. However, the Company has also experienced higher volumes of refrigerant inventory sold during the second quarter of 2019 when compared to the second quarter of 2018. While the Company does not believe that its goodwill is impaired at June 30, 2019, it will further assess the impact of lower prices and higher volume through the nine month selling season, which culminates in September 2019 and coincides with its October 1 annual impairment testing date. To the extent that the future cash flows are negatively impacted by the current conditions, the Company may determine that goodwill is impaired. See Note 1 for further details.

At June 30, 2019 the Company had $47.8 million of goodwill, of which $47.0 million is attributable to the acquisition of Aspen Refrigerants, Inc. on October 10, 2017.

The Company’s other intangible assets consist of the following:

		June 30, 2019			December 31, 2018
(in thousands)	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$382	$4	$386	$380	$6
Covenant not to compete	6 - 10	1,270	706	564	1,270	629	641
Customer relationships	10 - 12	31,660	5,275	26,385	31,660	3,952	27,708
Above market leases	13	567	76	491	567	54	513
Licenses	10	1,000	467	533	1,000	417	583
Totals identifiable intangible assets		$34,883	$6,906	$27,977	$34,883	$5,432	$29,451

Amortization expense for the six months ended June 30, 2019 and 2018 was $1.5 million and $1.5 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairment charges were recognized for the six month period ended June 30, 2019 and for the year ended December 31, 2018.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2019 and 2018, share-based compensation expense of $0.6 million and $0.2 million, respectively, are reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2019, the Plans authorized the issuance of 7,000,000 shares of the Company’s common stock and, as of June 30, 2019 there were 2,884,509 shares of the Company’s common stock available for issuance for future stock option grants or other stock-based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 284,800 and 231,500 shares of common stock granted during the six month periods ended June 30, 2019 and 2018, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	3,069,440	$4.28
-Exercised	(5,000)	$3.43
-Granted	3,874,200	$1.19
-Cancelled	(2,523,243)	$4.92
Outstanding at December 31, 2018	4,415,397	$1.20
-Exercised	(10,000)	$0.89
-Granted	284,800	$1.29
Outstanding at June 30, 2019	4,690,197	$1.20

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2019 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	4,690,197	2.26 years	$1.20

The intrinsic value of options outstanding at June 30, 2019 and December 31, 2018 are $0 for both periods.

The intrinsic value of options unvested at June 30, 2019 and December 31, 2018 are $0 for both periods.

The intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 were $11,100 and $0, respectively.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

	June 30, 2019	December 31, 2018
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$33,000	$29,000
- Long-term debt, current	102,655	2,672
- Less: deferred financing costs on term loan	(2,981)	—
Subtotal	132,674	31,672
Long-term debt:
- Long-term debt, noncurrent	—	101,588
- Less: deferred financing costs on term loan	—	(3,325)
- Vehicle and equipment loans	—	4
- Capital lease obligations	6	6
Subtotal	6	98,273

Total short-term & long-term debt	$132,680	$129,945

As described in note 1, there is uncertainty around the Company’s ability to comply with current and future financial covenants. Therefore, in accordance with ASC 470, the Company reclassified its term loan debt as a current liability as of June 30, 2019.

The Company was not in compliance with the Total Leverage Ratio and the minimum liquidity covenants, calculated as of June 30, 2019, set forth in its Term Loan Facility. At June 30, 2019, the Company’s Total Leverage Ratio was 14.20:1.00 (versus a required Total Leverage Ratio of 8.25:1.00) and the Company’s Liquidity (as defined in the Term Loan Facility) was $21.2 million (versus a required level of $28 million). The Company was also not in compliance with the minimum EBITDA covenant for the four quarters ended June 30, 2019 set forth in the PNC Facility. At June 30, 2019, the Company’s trailing twelve-month EBITDA (as defined in the PNC Facility) was $9.6 million (versus a required level of $14,195,000).

Each of the foregoing represent an Event of Default, as defined in the respective loan agreements. The occurrence of an Event of Default under both the Term Loan Facility and the PNC Facility provide the respective lenders with the right to declare all amounts under the respective agreements to be immediately due and payable and the respective lenders have the right to terminate the obligation to make loans thereunder, and furthermore allows the respective lenders to exercise any and all other remedies under the applicable agreements. The Company is currently seeking a waiver and amendment from its lenders to waive prior defaults and reset the financial covenants under both the Term Loan Facility and the PNC Facility. However, there can be no assurance that the Company will be able to conclude any such waivers or amendments on acceptable terms or at all.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At June 30, 2019, total borrowings under the PNC Facility were $33.0 million, and total additional availability was approximately $21.2 million. In addition, there was a $130,000 outstanding letter of credit at June 30, 2019.

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

On December 6, 2017, the Borrowers and the Company as a guarantor, entered into a First Amendment to Amended and Restated Revolving Credit and Security Agreement (the “First Revolver Amendment”) with PNC. The First Revolver Amendment, which was entered into in connection with the syndication of the credit facility, amended the PNC Facility to allow syndicate lenders to provide certain cash management and hedging products and services to the Borrowers, and made amendments to the PNC Facility with respect to lender approval requirements of specified matters and other administrative matters.

On November 30, 2018, the Borrowers and the Company as a guarantor, entered into a Second Amendment to Amended and Restated Revolving Credit and Security Agreement, Consent and Waiver (the “Second Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender and the lenders thereunder.

The Second Revolver Amendment amended the Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 (as amended to date, the “PNC Facility”), to replace the existing fixed charge coverage ratio until September 30, 2019 with an EBITDA covenant requiring minimum EBITDA for the four fiscal quarters ended on the following dates: September 30, 2018 - $9,240,000; December 31, 2018 - $9,428,000; March 31, 2019 - $9,270,000; June 30, 2019 - $14,195,000. The minimum fixed charge coverage ratio of 1.00:1.00 shall recommence for the quarter ending September 30, 2019.

The Second Revolver Amendment also increased the applicable interest rate margin to 3% for Eurodollar Rate Loans (as defined in the PNC Facility) and 2% for Domestic Rate Loans (as defined in the PNC Facility) through September 30, 2019, with applicable margins thereafter of between 2.5% and 3% for Eurodollar Rate Loans and 1.5% and 2% for Domestic Rate Loans based on the applicable fixed charge coverage ratio. In connection with the Second Revolver Amendment, the Borrowers also paid the Agent a waiver and amendment fee of $250,000.

On April 17, 2019, the Borrowers, the Company as a guarantor, and ten new subsidiaries of the Borrowers (the “New Subsidiaries”), entered into a Third Amendment and Joinder to Amended and Restated Revolving Credit and Security Agreement and Waiver (the “Third Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender and the lenders thereunder. Pursuant to the Third Amendment, the New Subsidiaries were added as guarantors under the PNC Facility.

The Company evaluated the First, Second and Third Revolver Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $250,000 of deferred financing costs in connection with the Second Revolver Amendment, which are being amortized over the remaining term.

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

On June 29, 2018, HTC, Holdings and ARI, as borrowers, and the Company as a guarantor, entered into a Limited Waiver and First Amendment to Term Loan Credit and Security Agreement and Other Documents (the “First Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The First Amendment terminated the Delayed Draw Commitment and provided an interim waiver with respect to compliance with the existing total leverage ratio (“TLR”) covenant at June 30, 2018.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of June 30, 2019 and December 31, 2018, the TLR was approximately 14.20 to 1 and 11.82 to 1, respectively.

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

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.04 million at June 30, 2019 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Twelve Month Period Ending June 30,	Amount
(in thousands)
-2020	$18
-2021	6
-2022	0
-2023	0
-2024	0
Subtotal	24
Less interest expense	(1)
Total	$23

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending June 30,	Amount
(in thousands)
-2020	$2,117
-2021	2,106
-2022	2,100
-2023	2,100
-2024	94,238

Total	$102,661

The above schedule reflects the scheduled maturities related to the term loan, which has been reclassified to short-term due to the uncertainty around the Company’s ability to comply with current and future financial covenants.

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

Inventory

For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. Net realizable value represents the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion and disposal. The determination if a write-down to net realizable value is necessary is primarily affected by the market prices for the refrigerant gases we sell. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, seasonality, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. At any time, our inventory levels may be substantial.

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

Beginning in 2017, the Company adopted, on a prospective basis, ASU No. 2017-04, which simplifies the accounting for goodwill impairment by eliminating Step 2 of the prior goodwill impairment test that required a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results.

In 2018, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its fair value. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. Under the income approach assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value; (ii) projected revenue growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. No impairment charges were recognized for the six month period ended June 30, 2019 and for the year ended December 31, 2018.

During the second quarter of 2019, the Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market, leading to an increase in inventory reserves for certain gases. However, the Company has also experienced higher volumes of refrigerant inventory sold during the second quarter of 2019 when compared to the second quarter of 2018. While the Company does not believe that its goodwill is impaired at June 30, 2019, it will further assess the impact of lower prices and higher volume through the nine month selling season, which culminates in September 2019 and coincides with its October 1 annual impairment testing date.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 5 to 12 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

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

The tax benefit associated with the Company’s net operating loss carry forwards (“NOLs”) is recognized to the extent that the Company expects to realize future taxable income. As a result of a prior “change in control”, as defined by the Internal Revenue Service, the Company’s ability to utilize its existing NOLs is subject to certain annual limitations. To the extent that the Company utilizes its NOLs, it will not pay tax on such income. However, to the extent that the Company’s net income, if any, exceeds the annual NOL limitation, it will pay income taxes based on the then existing statutory rates. In addition, certain states either do not allow or limit NOLs and as such the Company will be liable for certain state income taxes.

As of June 30, 2019, the Company had NOLs of approximately $45.9 million, of which $40.5 million have no expiration date (subject to annual limitations of 80% of tax earnings) and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of June 30, 2019, the Company had state tax NOLs of approximately $23.5 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the cumulative operating loss experienced through December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a net valuation allowance of approximately $11.3 million during the period ended December 31, 2018 and increased it to $17.3 million as of June 30, 2019 due to additional losses.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial covenants within its credit agreements, referred to in Note 8. The Company’s level of indebtedness has adversely impacted, and continues to adversely impact, the Company’s financial condition, including operating results and liquidity position. As of June 30, 2019, the Company was not in compliance with the financial covenants in the Term Loan Facility and the PNC Facility, thus raising substantial doubt as to the ability to continue as a going concern. The Company has satisfied all of its debt payment obligations on a timely basis and had over $21 million of availability pursuant to the borrowing base formula in the PNC Facility as of June 30, 2019; as such, the Company does not believe that the covenant default relates to a liquidity issue, but a leverage issue with its current covenant structure and is working with its lenders to obtain a waiver and amendment of its credit facilities.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018

Revenues for the three-month period ended June 30, 2019 were $56.0 million, decrease of $1.8 million or 3% from the $57.8 million reported during the comparable 2018 period. Refrigerant average selling prices declined by approximately 19%, offset by a 12% increase in volume. Revenue from the DLA also increased by approximately $2.3 million.

Cost of sales for the three-month period ended June 30, 2019 was $58.4 million or 104% of sales. The cost of sales for the three-month period ended June 30, 2018 was $83.9 million or 145% of sales. The Company recorded lower of cost or net realizable value adjustments to its inventory of $9.2 million and $34.7 million during the second quarter of 2019 and 2018, respectively. The $34.7 million adjustment recorded during the second quarter of 2018 included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018 and 2019, leading to an increase in inventory reserves for certain gases. However, the Company has experienced higher volumes of refrigerant inventory sold during the second quarter of 2019 when compared to the second quarter of 2018, as mentioned above.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2019 were $6.8 million, a decrease of $3.8 million from the $10.6 million reported during the comparable 2018 period. Professional fees pertaining to integration and services relating to the acquisition of ARI declined by approximately $2.5 million. The remaining decrease in SG&A is primarily due to reduced payroll-related expenses, advertising and other professional fees in 2019.

Amortization expense for the three-month periods ended June 30, 2019 and 2018 were $0.8 million and $0.7 million, respectively.

Other expense for the three-month period ended June 30, 2019 was $3.8 million, compared to the $3.3 million reported during the comparable 2018 period. The difference is mainly due to the increase in interest expense relating to an increase in interest rate margin (spread) as a result of the amendment of our credit facilities in November 2018.

The income tax expense for the three-month period ended June 30, 2019 was $0.1 million compared to income tax benefit of $10.2 million for the three month period ended June 30, 2018. For 2019 and 2018, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of June 30, 2019; as such, the income tax expense recorded during the three-month period ended June 30, 2019 consists of a timing difference between book and tax reporting. For the three-month period ended June 30, 2018, as a result of the enactment of the 2017 Tax Act, the effective tax rate was 25%.

The net loss for the three-month period ended June 30, 2019 was $13.8 million, a decrease of $16.8 million from the $30.6 million of net loss reported during the comparable 2018 period, primarily due to reduced inventory reserve adjustments and reduced SG&A, offset by lower tax benefits and higher interest expense.

Six month period ended June 30, 2019 as compared to the six month period ended June 30, 2018

Revenues for the six month period ended June 30, 2019 were $90.7 million, a decrease of $9.6 million or 10% from the $100.3 million reported during the comparable 2018 period. Refrigerant average selling prices declined by 19%, partially offset by a 3% increase in refrigerant volume. Revenue from the DLA also increased by approximately $4.1 million.

Cost of sales for the six-month period ended June 30, 2019 was $86.1 million or 95% of sales. The cost of sales for the six-month period ended June 30, 2018 was $118.4 million or 118% of sales. The Company recorded lower of cost or net realizable value adjustments to its inventory of $9.2 million and $34.7 million during the second quarter of 2019 and 2018, respectively. The $34.7 million adjustment recorded during the second quarter of 2018 included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and a $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018 and 2019, leading to an increase in inventory reserves for certain gases. However, the Company has experienced higher volumes of refrigerant inventory sold during the second quarter of 2019 when compared to the second quarter of 2018, as mentioned above, which partially offset weaker demand during the first quarter of 2019.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2019 were $12.9 million, a decrease of $5.8 million from the $18.7 million reported during the comparable 2018 period. Professional fees pertaining to integration and related services relating to the acquisition of ARI declined by approximately $3.4 million. The remaining decrease in SG&A is primarily due to reduced payroll-related expenses, advertising and other professional fees in 2019.

Amortization expense for both the six-month period ended June 30, 2019 and 2018 was $1.5 million.

Other expense for the six-month period ended June 30, 2019 was $8.0 million, compared to the $6.6 million reported during the comparable 2018 period. The difference is mainly due to the increase in interest expense relating to an increase in interest rate margin (spread) as a result of the amendment of our credit facilities in November 2018.

The income tax expense for the six-month period ended June 30, 2019 was $0.14 million compared to income tax benefit of $11.2 million for the six month period ended June 30, 2018. For 2019 and 2018, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of June 30, 2019; as such, the income tax expense recorded during the six-month period ended June 30, 2019 consists of a timing difference between book and tax reporting. For the six-month period ended June 30, 2018, as a result of the enactment of the 2017 Tax Act, the effective tax rate was 25%.

The net loss for the six-month period ended June 30, 2019 was $17.8 million, a decrease of $15.9 million from the $33.7 million of net loss reported during the comparable 2018 period, primarily due to reduced inventory reserve adjustments and reduced SG&A, offset by lower tax benefits and higher interest expense.

Liquidity and Capital Resources

As described above, there is uncertainty around the Company’s ability to comply with current and future financial covenants under its credit agreements. Therefore, in accordance with ASC 470, the Company reclassified its term loan debt as a current liability as of June 30, 2019. The Company’s level of indebtedness has adversely impacted, and continues to adversely impact, the Company’s financial condition, including operating results and liquidity position. As of June 30, 2019, the Company was not in compliance with the financial covenants in the Term Loan Facility and the PNC Facility, thus raising substantial doubt as to the ability to continue as a going concern. The Company has satisfied all of its debt payment obligations on a timely basis and had over $21 million of availability pursuant to the borrowing base formula in the PNC Facility as of June 30, 2019; as such, the Company does not believe that the covenant default relates to a liquidity issue, but a leverage issue with its current covenant structure and is working with its lenders to obtain a waiver and amendment of its credit facilities. At June 30, 2019, the Company had working capital, which represents current assets less current liabilities, of negative $50.2 million when compared to a positive $63.2 million at December 31, 2018. Excluding the reclassification of its term loan debt to short-term, the decrease in working capital is primarily attributable to timing factors related to the inventory and trade receivables as described below.

Inventory and trade receivables are principal components of current assets. At June 30, 2019, the Company had inventories of $75.2 million, a decrease of $26.8 million from $102.0 million at December 31, 2018. The decrease in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2019, the Company had trade receivables, net of allowance for doubtful accounts, of $28.1 million, an increase of $14.0 million from $14.1 million at December 31, 2018. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States.

The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used by operating activities for the six month period ended June 30, 2019 was $3.1 million, when compared to net cash provided by operating activities of $8.7 million for the comparable 2018 period. Net cash provided by operating activities in the 2019 period decreased due to the net loss reported in the period and timing of certain inventory and receivables during the quarter.

Net cash used in investing activities for the six month period ended June 30, 2019 was $0.3 million compared with net cash used in investing activities of $0.8 million for the comparable 2018 period. The net cash used in investing activities for the 2019 and 2018 periods was primarily related to investment in general purpose equipment for the Company’s facilities.

Net cash provided by financing activities for the six month period ended June 30, 2019 was $2.4 million compared with net cash used in financing activities of $10.6 million for the comparable 2018 period. During the first half of 2019, the Company increased its borrowing under the PNC Facility by $4 million and reduced the Term Loan Facility by $1.6 million while in the comparable 2018 period, the Company reduced its borrowing under the PNC facility by $10 million and reduced the Term Loan Facility by $0.6 million. The Company’s net cash income tax refund received during the six months ended June 30, 2018 was $6.3 million, which was utilized to pay down the PNC facility.

At June 30, 2019, cash and cash equivalents were $1.3 million, or approximately $1.0 million lower than the $2.3 million of cash and cash equivalents at December 31, 2018. All excess cash has been utilized to pay down debt.

Credit Facilities

The Company was not in compliance with the Total Leverage Ratio and the minimum liquidity covenants, calculated as of June 30, 2019, set forth in its Term Loan Facility. At June 30, 2019, the Company’s Total Leverage Ratio was 14.20:1.00 (versus a required Total Leverage Ratio of 8.25:1.00) and the Company’s Liquidity (as defined in the Term Loan Facility) was $21.2 million (versus a required level of $28 million). The Company was also not in compliance with the minimum EBITDA covenant for the four quarters ended June 30, 2019 set forth in the PNC Facility. At June 30, 2019, the Company’s trailing twelve-month EBITDA (as defined in the PNC Facility) was $9.6 million (versus a required level of $14,195,000).

Each of the foregoing represent an Event of Default, as defined in the respective loan agreements. The occurrence of an Event of Default under both the Term Loan Facility and the PNC Facility provide the respective lenders with the right to declare all amounts under the respective agreements to be immediately due and payable and the respective lenders have the right to terminate the obligation to make loans thereunder, and furthermore allows the respective lenders to exercise any and all other remedies under the applicable agreements.

The Company has satisfied all of its debt payment obligations on a timely basis and had over $21 million of availability pursuant to the borrowing base formula in the PNC Facility as of June 30, 2019; as such, the Company does not believe that the covenant default relates to a liquidity issue, but a leverage issue with its current covenant structure. The Company is currently seeking a waiver and amendment from its lenders to waive prior defaults and reset the financial covenants under both the Term Loan Facility and the PNC Facility. However, there can be no assurance that the Company will be able to conclude any such waivers or amendments on acceptable terms or at all.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At June 30, 2019, total borrowings under the PNC Facility were $33.0 million, and total additional availability was approximately $21.2 million. In addition, there was a $130,000 outstanding letter of credit at June 30, 2019.

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

On December 6, 2017, the Borrowers and the Company as a guarantor, entered into a First Amendment to Amended and Restated Revolving Credit and Security Agreement (the “First Revolver Amendment”) with PNC. The First Revolver Amendment, which was entered into in connection with the syndication of the credit facility, amended the PNC Facility to allow syndicate lenders to provide certain cash management and hedging products and services to the Borrowers, and made amendments to the PNC Facility with respect to lender approval requirements of specified matters and other administrative matters.

On November 30, 2018, the Borrowers and the Company as a guarantor, entered into a Second Amendment to Amended and Restated Revolving Credit and Security Agreement, Consent and Waiver (the “Second Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender and the lenders thereunder.

The Second Revolver Amendment amended the Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 (as amended to date, the “PNC Facility”), to replace the existing fixed charge coverage ratio until September 30, 2019 with an EBITDA covenant requiring minimum EBITDA for the four fiscal quarters ended on the following dates: September 30, 2018 - $9,240,000; December 31, 2018 - $9,428,000; June 30, 2019 - $9,270,000; June 30, 2019 - $14,195,000. The minimum fixed charge coverage ratio of 1.00:1.00 shall recommence for the quarter ending September 30, 2019.

The Second Revolver Amendment also increased the applicable interest rate margin to 3% for Eurodollar Rate Loans (as defined in the PNC Facility) and 2% for Domestic Rate Loans (as defined in the PNC Facility) through September 30, 2019, with applicable margins thereafter of between 2.5% and 3% for Eurodollar Rate Loans and 1.5% and 2% for Domestic Rate Loans based on the applicable fixed charge coverage ratio. In connection with the Second Revolver Amendment, the Borrowers also paid the Agent a waiver and amendment fee of $250,000.

On April 17, 2019, the Borrowers, the Company as a guarantor, and ten new subsidiaries of the Borrowers (the “New Subsidiaries”), entered into a Third Amendment and Joinder to Amended and Restated Revolving Credit and Security Agreement and Waiver (the “Third Revolver Amendment”) with PNC Bank, National Association, as administrative agent, collateral agent and lender and the lenders thereunder. Pursuant to the Third Amendment, the New Subsidiaries were added as guarantors under the PNC Facility.

The Company evaluated the First, Second and Third Revolver Amendments in accordance with the provisions of ASC 470 to determine if the Amendments were a modification or an extinguishment of debt and concluded that amendments were a modification of the original term loan agreement for accounting purposes. As a result, in 2018 the Company capitalized an additional $250,000 of deferred financing costs in connection with the Second Revolver Amendment, which are being amortized over the remaining term.

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

On June 29, 2018, HTC, Holdings and ARI, as borrowers, and the Company as a guarantor, entered into a Limited Waiver and First Amendment to Term Loan Credit and Security Agreement and Other Documents (the “First Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The First Amendment terminated the Delayed Draw Commitment and provided an interim waiver with respect to compliance with the existing total leverage ratio (“TLR”) covenant at June 30, 2018.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of June 30, 2019 and December 31, 2018, the TLR was approximately 14.20 to 1 and 11.82 to 1, respectively.

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

For the six month period ended June 30, 2019, there was one customer accounting for 13% of the Company’s revenues. At June 30, 2019 there were $2.8 million of accounts receivable from this customer.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. We have used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We recorded approximately $8.1 million as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 5 to the financial statements contained herein.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the PNC Facility and on the Term Loan Facility. The PNC Facility is a $150,000,000 secured facility, and the Term Loan Facility provides for Term Loans of $105,000,000.

There was a $33,000,000 outstanding balance on the PNC Facility as of June 30, 2019. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

There was a $102,637,500 outstanding balance on the Term Loan Facility as of June 30, 2019. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $1.4 million as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2018. Except as set forth below, there have been no material changes to such matters during the quarter ended June 30, 2019.

ARI Working Capital Dispute

The Stock Purchase Agreement dated August 9, 2017 (the “SPA”) among Airgas, Inc. (“Airgas”), Hudson Holdings, Inc. and Hudson Technologies, Inc., pursuant to which the Company acquired the stock of ARI, contained a customary post-closing working capital adjustment mechanism. After determination of various undisputed working capital adjustments, and upon subsequent completion of the dispute resolution process provided in the SPA, Hudson was entitled to a total payment from Airgas in the amount of approximately $9.5 million (consisting of $3.5 million of undisputed items and $6.0 million of disputed items awarded by the expert designated pursuant to the SPA). On June 27, 2019, Airgas filed an action in the United States District Court for the District of Delaware captioned Airgas, Inc. v. Hudson Holdings, Inc. and Hudson Technologies, Inc. seeking declaratory judgment to overturn the determination of the disputed working capital items by the expert designated pursuant to the SPA. On August 7, 2019, the parties settled the matter in its entirety, including the litigation. Pursuant to the settlement, Airgas has agreed to pay Hudson an aggregate working capital adjustment payment of $8.9 million.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	August 14, 2019
	Kevin J. Zugibe	Date
Chairman and
Chief Executive Officer

By:	/s/ Nat Krishnamurti	August 14, 2019
	Nat Krishnamurti	Date
Chief Financial Officer

