Form 10-Q
period 2019-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2019-11-15
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,628,560 shares
Class	Outstanding at November 1, 2019

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14,686	$2,272
Trade accounts receivable – net	19,765	14,065
Inventories – net	59,352	101,962
Prepaid expenses and other current assets	4,690	5,287
Total current assets	98,493	123,586

Property, plant and equipment, less accumulated depreciation	24,543	27,395
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	26,728	29,451
Right of use asset	6,481	-
Other assets	158	106
Total Assets	$204,206	$228,341

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,091	$8,671
Accrued expenses and other current liabilities	20,202	19,023
Accrued payroll	857	1,046
Short-term debt	15,183	29,000
Current maturities of long-term debt	99,321	2,672
Total current liabilities	143,654	60,412
Deferred tax liability	1,134	443
Long-term lease liabilities	4,460	—
Long-term debt, less current maturities	5	98,273
Total Liabilities	149,253	159,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,628,560 at September 30, 2019 and 42,602,431 at December 31, 2018	426	426
Additional paid-in capital	116,628	115,719
Accumulated deficit	(62,101)	(46,932)
Total Stockholders’ Equity	54,953	69,213

Total Liabilities and Stockholders’ Equity	$204,206	$228,341

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$45,631	$40,545	$136,306	$140,804
Cost of sales	37,849	32,816	123,905	151,252
Gross profit	7,782	7,729	12,401	(10,448)

Operating expenses:
Selling, general and administrative	8,282	7,356	21,154	26,038
Amortization	742	742	2,216	2,225
Total operating expenses	9,024	8,098	23,370	28,263

Operating loss	(1,242)	(369)	(10,969)	(38,711)

Other income (expense):
Interest expense	(4,447)	(4,064)	(12,921)	(10,616)
Other income	8,904	—	9,412	—
Total other income (expense)	4,457	(4,064)	(3,509)	(10,616)

Income (loss) before income taxes	3,215	(4,433)	(14,478)	(49,327)

Income tax (benefit) expense	548	9,447	691	(1,775)

Net income (loss)	$2,667	$(13,880)	$(15,169)	$(47,552)

Net income (loss) per common share – Basic and Diluted	$0.06	$(0.33)	$(0.36)	$(1.12)
Weighted average number of shares outstanding – Basic and Diluted	42,618,391	42,530,476	42,608,396	42,445,926

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at July 1, 2018	42,403,140	$424	$114,531	$(24,945)	$90,010

Issuance of common stock for services	196,291	2	346	-	348

Value of share-based arrangements	-	-	74	-	74

Net loss	-	-	-	(13,880)	(13,880)

Balance at September 30, 2018	42,599,431	$426	$114,951	$(38,825)	$76,552

Balance at July 1, 2019	42,612,431	$426	$116,356	$(64,768)	$52,014

Issuance of common stock for services	16,129	-	10	-	10

Value of share-based arrangements	-	-	262	-	262

Net income	-	-	-	2,667	2,667

Balance at September 30, 2019	42,628,560	$426	$116,628	$(62,101)	$54,953

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Nine Months Ended September 30,

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2018	42,398,140	$424	$114,302	$8,727	$123,453

Issuance of common stock upon exercise of stock options and warrants	5,000	-	17	-	17

Issuance of common stock for services	196,291	2	346	-	348

Value of share-based arrangements	-	-	286	-	286

Net loss	-	-	-	(47,552)	(47,552)

Balance at September 30, 2018	42,599,431	$426	$114,951	$(38,825)	$76,552

Balance at January 1, 2019	42,602,431	$426	$115,719	$(46,932)	$69,213

Issuance of common stock upon exercise of stock options and warrants	10,000	-	9	-	9

Issuance of common stock for services	16,129	-	10	-	10

Value of share-based arrangements	-	-	890	-	890

Net loss	-	-	-	(15,169)	(15,169)

Balance at September 30, 2019	42,628,560	$426	$116,628	$(62,101)	$54,953

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,169)	$(47,552)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,235	3,123
Amortization of intangible assets	2,216	2,225
Write-off of intangible assets	507	—
Amortization of step-up in inventory basis	—	2,520
Amortization of lease right of use asset, net	49	—
Noncash adjustment of cylinder deposits	(502)	—
Lower of cost or net realizable value adjustment	488	26,694
Allowance for doubtful accounts	(407)	14
Value of share-based arrangements	900	632
Amortization of deferred finance costs	932	757
Deferred tax (benefit) expense	691	(1,101)
Changes in assets and liabilities:
Trade accounts receivable	(5,293)	(8,348)
Inventories	42,131	38,424
Prepaid and other assets	133	3,124
Income taxes receivable	—	9,664
Accounts payable and accrued expenses	(619)	5,138
Cash provided by operating activities	29,292	35,314

Cash flows from investing activities:
Additions to property, plant, and equipment	(930)	(992)
Cash used in investing activities	(930)	(992)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	17
Repayment of short-term debt – net	(13,817)	(36,086)
Deferred financing costs	—	(1,045)
Repayment of long-term debt	(2,140)	(832)
Cash used in financing activities	(15,948)	(37,946)

Increase (decrease) in cash and cash equivalents	12,414	(3,624)
Cash and cash equivalents at beginning of period	2,272	5,002
Cash and cash equivalents at end of period	$14,686	$1,378

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$11,607	$8,718

Cash refund from income taxes – net	$(124)	$(10,338)

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also generates carbon offset projects. The Company operates principally through its wholly-owned subsidiaries, Hudson Technologies Company and Aspen Refrigerants, Inc. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (ASC) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2018. Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial covenants within its credit agreements, referred to in Note 8. The Company’s level of indebtedness has adversely impacted, and continues to adversely impact, the Company’s financial condition, including operating results and liquidity position. As of June 30, 2019 and September 30, 2019, the Company was not in compliance with the financial covenants in the Term Loan Facility and the PNC Facility, thus raising substantial doubt as to the ability to continue as a going concern within one year after the date the financial statements were issued. The Company has satisfied all of its debt payment obligations on a timely basis and had over $14 million of cash on hand and $23 million of availability pursuant to the borrowing base formula in the PNC Facility as of September 30, 2019; and is working with its lenders to obtain a waiver and amendment of its credit facilities. However, there can be no assurance that the Company will be able to conclude any such waivers or amendments on acceptable terms or at all.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

The carrying values of financial instruments including trade accounts receivable and accounts payable approximate fair value at September 30, 2019 and December 31, 2018, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2019 and December 31, 2018.

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

For the nine month period ended September 30, 2019, there was one customer accounting for 13% of the Company’s revenues. At September 30, 2019 there were $3.3 million of accounts receivable from this customer.

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

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. The Company’s performance has continued to be negatively impacted by the challenging pricing environment affecting the industry and the market during 2019 resulting in an increase in net realizable value adjustments for certain gases; however, the Company’s sales volume has increased in 2019 when compared to 2018. The Company determined as of September 30, 2019, that the year-to-date decline in revenue and operating loss, along with the decrease in the Company’s stock price during 2019 represented a triggering event which required a goodwill impairment test. Based on these indicators, the Company quantitatively evaluated its goodwill for impairment as of September 30, 2019 and determined that goodwill was not impaired.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided; such management fees are included in the below table as Product and related sales and were approximately $1.8 million for each of the nine months ended September 30, 2019 and 2018.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® services revenues. The revenues for each of these lines are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
(in thousands)
Product and related sales	$44,518	$39,787	$132,705	$137,336
RefrigerantSide® services	1,113	758	3,601	3,468
Total	$45,631	$40,545	$136,306	$140,804

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

As of September 30, 2019, the Company had NOLs of approximately $39.1 million, of which $33.7 million have no expiration date (subject to annual limitations of 80% of tax earnings) and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of September 30, 2019, the Company had state tax NOLs of approximately $20.0 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the cumulative operating loss experienced through December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during the year ended December 31, 2018 and increased the valuation allowance to $16.9 million as of September 30, 2019 due to additional losses.

As a result of an Internal Revenue Service audit, the 2013 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of September 30, 2019, the various states’ statutes of limitations remain open for tax years subsequent to 2010.  The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2019, and December 31, 2018, the Company believes it had no uncertain tax positions.

Income (Loss) per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted loss per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands, unaudited):

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,667	$(13,880)	$(15,169)	$(47,552)

Weighted average number of shares – basic and diluted	42,618,391	42,530,476	42,608,396	42,445,926

During the three month periods ended September 30, 2019 and 2018, certain options aggregating 4,807,377 and 785,697 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2019 and 2018, certain options aggregating 4,807,377 and 785,697 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
(in thousands)
Refrigerant and cylinders	$73,634	$115,348
Less: net realizable value adjustments	(14,282)	(13,386)
Total	$59,352	$101,962

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30, 2019	December 31, 2018	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	13,262	13,369	15-30 years
- Equipment	24,802	24,078	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,574	1,535	3-5 years
- Lab and computer equipment, software	3,090	3,090	2-8 years
- Furniture & fixtures	684	684	5-10 years
- Leasehold improvements	876	873	3-5 years
- Equipment under construction	156	464
Subtotal	50,824	50,473
Accumulated depreciation	26,281	23,078
Total	$24,543	$27,395

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $3.2 million and $3.1 million, respectively.

Note 5- Leases

The Company has various lease agreements with terms up to 11 years, including leases of buildings and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. common area maintenance, charges, utilities and property taxes). The Company elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract contains a lease, and our initial direct costs for any leases that existed prior to the adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight line basis over the lease term. The Company’s lease agreements do not contain any material residual value, guarantees or material restrictive covenants.

Operating leases are included in Right of use asset, Accrued expenses and other current liabilities, and Long-term lease liabilities on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. The Company has four leases with renewal options and they are not reasonably certain to be exercised.

Lease expense is included in selling, general and administrative expenses on the consolidated statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the quarter and nine months ended September 30, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

Maturity of Lease Payments	September 30, 2019
(in thousands)
-2019 (remaining)	$1,127
-2020	2,039
-2021	1,590
-2022	701
-2023	520
-Thereafter	3,422
Total undiscounted operating lease payments	9,399
Less imputed interest	(2,870)
Present value of operating lease liabilities	$6,529

Balance Sheet Classification

Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,069
Long-term lease liabilities	4,460
Total operating lease liabilities	$6,529

Other Information

Weighted-average remaining term for operating leases	6.19 years
Weighted-average discount rate for operating leases	8.80%

Cash Flows

An initial right-of-use asset of $8.1 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $2.3 million during the nine months ended September 30, 2019 and is included in operating cash flows.

Operating Lease Costs

Operating lease costs were $2.3 million for both the nine-month periods ended September 30, 2019 and 2018.

As of December 31, 2018, future commitments under operating leases, in accordance with legacy lease accounting standards, are summarized as follows:

Years ended December 31,	Amount
(in thousands)
-2019	$2,952
-2020	2,055
-2021	1,619
-2022	684
-2023	498
Thereafter	3,422
Total	$11,230

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighting the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its reporting units’ fair values.

Based on the results of the impairment assessments of goodwill and other intangible assets performed in 2018, the Company concluded that it is more likely than not that the fair value of its goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. The Company’s performance has continued to be negatively impacted by the challenging pricing environment affecting the industry and the market during 2019 resulting in an increase in inventory reserves for certain gases; however, the Company’s sales volume has increased in 2019 when compared to 2018. The Company determined as of September 30, 2019, that the year-to-date decline in revenue and operating loss, along with the decrease in the Company’s stock price during 2019 represented a triggering event which required a goodwill impairment test. Based on these indicators, the Company quantitatively evaluated its goodwill for impairment as of September 30, 2019 and determined that goodwill was not impaired.

At September 30, 2019 the Company had $47.8 million of goodwill, of which $47.0 million is attributable to the acquisition of Aspen Refrigerants, Inc. on October 10, 2017.

The Company’s other intangible assets consist of the following:

		September 30, 2019			December 31, 2018
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$383	$3	$386	$380	$6
Covenant not to compete	6 - 10	1,270	744	526	1,270	629	641
Customer relationships	10 - 12	31,560	5,840	25,720	31,660	3,952	27,708
Above market leases	13	567	88	479	567	54	513
Licenses	10	—	—	—	1,000	417	583
Totals identifiable intangible assets		$33,783	$7,055	$26,728	$34,883	$5,432	$29,451

Amortization expense for the nine months ended September 30, 2019 and 2018 was $2.2 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the third quarter of 2019, the Company recorded approximately $0.5 million of impairment charges associated with the shutdown of its Nashville and Puerto Rico facilities. No other impairment charges were recognized for the nine month period ended September 30, 2019 and for the year ended December 31, 2018.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2019 and 2018, share-based compensation expense of $0.9 million and $0.6 million, respectively, are reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2019, the Plans authorized the issuance of 7,000,000 shares of the Company’s common stock and, as of September 30, 2019 there were 2,717,400 shares of the Company’s common stock available for issuance for future stock option grants or other stock-based awards.

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

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value of the underlying common stock on the date of the grant.

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 524,800 and 307,355 shares of common stock granted during the nine month periods ended September 30, 2019 and 2018, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	3,069,440	$4.28
-Exercised	(5,000)	$3.43
-Granted	3,874,200	$1.19
-Cancelled	(2,523,243)	$4.92
Outstanding at December 31, 2018	4,415,397	$1.20
-Exercised	(10,000)	$0.89
-Granted	524,800	$0.98
-Cancelled	(122,820)	$1.17
Outstanding at September 30, 2019	4,807,377	$1.18

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2019 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	4,312,387	2.04 years	$1.19

The intrinsic value of options outstanding at September 30, 2019 and December 31, 2018 were $21,600 and $0, respectively.

The intrinsic value of options unvested at September 30, 2019 and December 31, 2018 were $0 and $0, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 were $11,100 and $0, respectively.

Note 8 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

	September 30, 2019	December 31, 2018
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$15,183	$29,000
- Long-term debt, current	102,126	2,672
- Less: deferred financing costs on term loan	(2,804)	—
Subtotal	114,505	31,672
Long-term debt:
- Long-term debt, noncurrent	—	101,588
- Less: deferred financing costs on term loan	—	(3,325)
- Vehicle and equipment loans	—	4
- Capital lease obligations	5	6
Subtotal	5	98,273

Total short-term & long-term debt	$114,510	$129,945

As described in note 1, there is uncertainty around the Company’s ability to comply with current and future financial covenants. Therefore, in accordance with ASC 470, the Company has reclassified its term loan debt as a current liability as of September 30, 2019.

The Company was not in compliance with the Total Leverage Ratio and the minimum liquidity covenants, calculated as of June 30, 2019 and September 30, 2019, set forth in its Term Loan Facility. At September 30, 2019, the Company’s Total Leverage Ratio was 13.79:1.00 (versus a required Total Leverage Ratio of 6.40:1.00) and the Company’s Liquidity (as defined in the Term Loan Facility) was $23.2 million (versus a required level of $28 million). The Company was also not in compliance with the minimum EBITDA covenant for the four quarters ended June 30, 2019 set forth in the PNC Facility and the Fixed Charge Coverage Ratio (0.40 versus 1.00) covenant for the four quarters ended September 30, 2019 set forth in the PNC Facility.

Each of the foregoing represent an Event of Default, as defined in the respective loan agreements. The occurrence of an Event of Default under both the Term Loan Facility and the PNC Facility provide the respective lenders with the right to declare all amounts under the respective agreements to be immediately due and payable and the respective lenders have the right to terminate the obligation to make loans thereunder, and furthermore allows the respective lenders to exercise any and all other remedies under the applicable agreements. The lenders under both the Term Loan Facility and the PNC Facility have delivered reservation of rights letters and the Company has been making interest payments on the PNC Facility at the default rate of interest. The Company is currently seeking a waiver and amendment from its lenders to waive prior defaults and reset the financial covenants under both the Term Loan Facility and the PNC Facility. However, there can be no assurance that the Company will be able to conclude any such waivers or amendments on acceptable terms or at all.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At September 30, 2019, total borrowings under the PNC Facility were $15.2 million, and total additional availability was approximately $23.2 million. In addition, there was a $130,000 outstanding letter of credit at September 30, 2019.

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

The Second Revolver Amendment amended the Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 (as amended to date, the “PNC Facility”), to replace the existing fixed charge coverage ratio until September 30, 2019 with an EBITDA covenant requiring minimum EBITDA for the four fiscal quarters ended on the following dates: September 30, 2018 - $9,240,000; December 31, 2018 - $9,428,000; March 31, 2019 - $9,270,000; June 30, 2019 - $14,195,000. The minimum fixed charge coverage ratio of 1.00:1.00 recommenced for the quarter ended September 30, 2019.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of September 30, 2019 and December 31, 2018, the TLR was approximately 13.79 to 1 and 11.82 to 1, respectively.

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

The Third Amendment increased the scheduled quarterly principal repayments to $525,000 effective December 31, 2018. In addition the Third Amendment requires a further repayment of principal on or before November 14, 2019 in an amount equal to (x) 100% of Excess Cash Flow (as defined in the Term Loan Facility) for the four fiscal quarter period ended September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability (as defined in the Term Loan Facility) of at least $35,000,000, (y) 50% of Excess Cash Flow for the four fiscal quarter period ended September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability of at least $15,000,000 but less than $35,000,000, and (z) 0% of Excess Cash Flow for the four fiscal quarter period ended September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability less than $15,000,000, with any such payment subject to reduction by the amount of any voluntary prepayments made following the date of the Third Amendment. Any voluntary prepayments will not be subject to the prepayment premium or make-whole provisions of the Term Loan Facility. The Third Amendment also adds a minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $28 million, measured monthly.

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

Capital Lease Obligations

The Company rents certain equipment with a net book value of approximately $0.03 million at September 30, 2019 under leases which have been classified as capital leases. Scheduled future minimum lease payments under capital leases, net of interest, are as follows:

Twelve Month Period Ending September 30,	Amount
(in thousands)
-2020	$14
-2021	5
-2022	0
-2023	0
-2024	0
Subtotal	19
Less interest expense	(1)
Total	$18

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending September 30,	Amount
(in thousands)
-2020	$2,114
-2021	2,105
-2022	2,100
-2023	2,100
-2024	93,712

Total	$102,131

The above schedule reflects the scheduled maturities related to the term loan, which has been reclassified to short-term due to the uncertainty around the Company’s ability to comply with current and future financial covenants.

Note 9 – Other income

In August 2019, the Company received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017.

During the second quarter of 2019, the Company recorded approximately $0.5 million of other income relating to a change in estimate of its cylinder deposit liability account.

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

During 2019 the Company’s performance has continued to be negatively impacted by the challenging pricing environment affecting the industry and the market during 2019. As a result, the Company performed a quantitative test at September 30, 2019 by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine the fair value of its goodwill. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. Under the income approach assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value; (ii) projected revenue growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. No impairment charges were recognized for the nine month period ended September 30, 2019 and for the year ended December 31, 2018.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 5 to 12 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

Income Taxes

As of September 30, 2019, the Company had NOLs of approximately $39.1 million, of which $33.7 million have no expiration date (subject to annual limitations of 80% of tax earnings) and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of September 30, 2019, the Company had state tax NOLs of approximately $20.0 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on the cumulative operating loss experienced through December 31, 2018, our analysis indicated that we had cumulative three year historical losses on this basis, which represented significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. Based on our assessment as of December 31, 2018, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during the period ended December 31, 2018 and increased the valuation allowance to $16.9 million as of September 30, 2019 due to additional losses.

Overview

Sales of refrigerants continue to represent a significant majority of the Company’s revenues. The Company’s refrigerant sales are primarily HCFC and HFC based refrigerants and to a lesser extent CFC based refrigerants that are no longer manufactured. Currently, the Company purchases virgin HCFC and HFC refrigerants and reclaimable HCFC, HFC and CFC refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants, which production was further limited in January 2004. Federal regulations enacted in January 2004 established production and consumption allowances for HCFCs and imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants is scheduled to be phased out during the period 2010 through 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030. In October 2014, the EPA published the Final Rule providing further reductions in the production and consumption allowances for virgin HCFC refrigerants for the years 2015 through 2019. Effective January 1, 2020, there will be no more production or importation allowance for R-22.

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

Going Concern

Please refer to footnote 1 of the Company’s Consolidated Financial Statements.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018

Revenues for the three-month period ended September 30, 2019 were $45.6 million, an increase of $5.1 million or 13% from the $40.5 million reported during the comparable 2018 period. The increase in revenues was due to an increase in refrigerant volumes and growth with the DLA contract offset by a decline in certain prices of refrigerants sold during the third quarter of 2019 quarter when compared to 2018.

Cost of sales for the three-month period ended September 30, 2019 was $37.8 million or 83% of sales. The cost of sales for the three-month period ended September 30, 2018 was $32.8 million or 81% of sales. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018 and 2019, leading to an increase in inventory reserves for certain gases. However, the Company has experienced higher volumes of refrigerant inventory sold during the third quarter of 2019 when compared to the third quarter of 2018.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2019 were $8.3 million, an increase of $0.9 million from the $7.4 million reported during the comparable 2018 period. The increase in SG&A mainly relates to increased professional fees, stock compensation expense and insurance.

Amortization expense for both the three-month periods ended September 30, 2019 and 2018 was $0.7 million.

Other income for the three-month period ended September 30, 2019 was $4.5 million, compared to the $4.1 million of other expense reported during the comparable 2018 period. In August 2019, the Company recorded and received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017. Interest expense was $4.4 million and $4.1 million during the three-month periods ended September 30, 2019 and 2018, respectively; the increase in interest expense mainly relates to an increase in interest rate margin (spread) as a result of the amendment of our credit facilities in November 2018.

The income tax expense for the three-month period ended September 30, 2019 was $0.5 million compared to $9.4 million for the three month period ended September 30, 2018. For 2019 and 2018, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of September 30, 2019; as such, the income tax expense recorded during the three-month period ended September 30, 2019 consists of a timing difference between book and tax reporting.

The net income for the three-month period ended September 30, 2019 was $2.7 million, an increase of $16.6 million from the $13.9 million of net loss reported during the comparable 2018 period, primarily due to Other income and lower tax expense, as described above.

Nine month period ended September 30, 2019 as compared to the Nine month period ended September 30, 2018

Revenues for the nine month period ended September 30, 2019 were $136.3 million, a decrease of $4.5 million or 3% from the $140.8 million reported during the comparable 2018 period. Refrigerant average selling prices declined by 16%, partially offset by a 4% increase in refrigerant volume. Revenue from the DLA also increased by approximately $5.5 million.

Cost of sales for the nine-month period ended September 30, 2019 was $123.9 million or 91% of sales. The cost of sales for the nine-month period ended September 30, 2018 was $151.3 million or 107% of sales. The Company recorded lower of cost or net realizable value adjustments to its inventory of $9.2 million and $34.7 million during the second quarter of 2019 and 2018, respectively. The $34.7 million adjustment recorded during the second quarter of 2018 included a $17.6 million write-down of a previously recorded step-up in inventory basis associated with the acquisition of ARI and a $17.1 million write-down for a lower of cost or net realizable value adjustment. The Company’s performance has been negatively impacted by the challenging pricing environment affecting the industry and the market during 2018 and 2019, leading to an increase in inventory reserves for certain gases. However, the Company has experienced higher volumes of refrigerant inventory sold during the nine months ended September 30, 2019 when compared to the comparable 2018 period, as described above.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2019 were $21.2 million, a decrease of $4.8 million from the $26.0 million reported during the comparable 2018 period. Professional fees pertaining to integration and related services relating to the acquisition of ARI declined by approximately $3.9 million. The remaining decrease in SG&A is primarily due to reduced payroll-related expenses, advertising and other professional fees in 2019.

Amortization expense for both the nine-month periods ended September 30, 2019 and 2018 was $2.2 million.

Other expense for the nine-month period ended September 30, 2019 was $3.5 million, compared to the $10.6 million of other expense reported during the comparable 2018 period. In August 2019, the Company recorded and received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017. During the second quarter of 2019, the Company recorded approximately $0.5 million of other income relating to a change in estimate of its cylinder deposit liability account. Interest expense was $12.9 million and $10.6 million during the nine-month periods ended September 30, 2019 and 2018, respectively; the increase in interest expense mainly relates to an increase in interest rate margin (spread) as a result of the amendment of our credit facilities in November 2018.

The income tax expense for the nine-month period ended September 30, 2019 was $0.7 million compared to income tax benefit of $1.8 million for the nine month period ended September 30, 2018. For 2019 and 2018, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of September 30, 2019; as such, the income tax expense recorded during the nine-month period ended September 30, 2019 consists of a timing difference between book and tax reporting.

The net loss for the nine-month period ended September 30, 2019 was $15.2 million, a decrease of $32.4 million from the $47.6 million of net loss reported during the comparable 2018 period, primarily due to reduced SG&A and inventory reserve adjustments, offset by lower tax benefits and higher interest expense.

Liquidity and Capital Resources

As described above, there is uncertainty around the Company’s ability to comply with current and future financial covenants under its credit agreements. Therefore, in accordance with ASC 470, the Company reclassified its term loan debt as a current liability as of June 30, 2019. The Company’s level of indebtedness has adversely impacted, and continues to adversely impact, the Company’s financial condition, including operating results and liquidity position. As of September 30, 2019, the Company was not in compliance with the financial covenants in the Term Loan Facility and the PNC Facility, thus raising substantial doubt as to the ability to continue as a going concern. The Company has satisfied all of its debt and other payment obligations on a timely basis, including payment of $15.9 million of debt during the nine months ended September 30, 2019. In addition, the Company had $14.7 million in cash and over $23 million of availability pursuant to the borrowing base formula in the PNC Facility as of September 30, 2019. As such, the Company does not believe that the covenant defaults relate to a liquidity issue, but a leverage issue with its current covenant structure and is working with its lenders to obtain a waiver and amendment of its credit facilities. However, there can be no assurance that the Company will be able to conclude any such waivers or amendments on acceptable terms or at all. At September 30, 2019, the Company had working capital, which represents current assets less current liabilities, of negative $45.1 million, which includes long-term debt re-classified as short-term, when compared to a positive $63.2 million at December 31, 2018. Excluding the reclassification of its term loan debt to short-term, the decrease in working capital is primarily attributable to timing factors related to the inventory and trade receivables as described below.

Inventory and trade receivables are principal components of current assets. At September 30, 2019, the Company had inventories of $59.4 million, a decrease of $42.6 million from $102.0 million at December 31, 2018. The decrease in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At September 30, 2019, the Company had trade receivables, net of allowance for doubtful accounts, of $19.8 million, an increase of $5.7 million from $14.1 million at December 31, 2018. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine month period ended September 30, 2019 was $29.3 million, when compared to net cash provided by operating activities of $35.3 million for the comparable 2018 period. Net cash provided by operating activities in the 2019 period decreased due to the net loss reported in the period and timing of certain receivables and payables balances during the quarter.

Net cash used by investing activities for the nine month period ended September 30, 2019 was $0.9 million compared with net cash used in investing activities of $1.0 million for the comparable 2018 period. The Company’s capital investment spending in 2019 was consistent with 2018.

Net cash used in financing activities for the nine month period ended September 30, 2019 was $15.9 million compared with net cash used in financing activities of $37.9 million for the comparable 2018 period. During the nine-months ended September 30, 2019, the Company reduced its loan balance under the PNC Facility by $13.8 million versus $36.1 million of repayment in the comparable 2018 period. In 2018, the Company received a $10.3 million tax refund, which it utilized to pay down the PNC Facility.

At September 30, 2019, cash and cash equivalents were $14.7 million, or approximately $12.4 million higher than the $2.3 million of cash and cash equivalents at December 31, 2018. All excess cash is being utilized to pay down debt.

Credit Facilities

The Company was not in compliance with the Total Leverage Ratio and the minimum liquidity covenants, calculated as of June 30, 2019 and September 30, 2019, set forth in its Term Loan Facility. At September 30, 2019, the Company’s Total Leverage Ratio was 13.79:1.00 (versus a required Total Leverage Ratio of 6.40:1.00) and the Company’s Liquidity (as defined in the Term Loan Facility) was $23.2 million (versus a required level of $28 million). The Company was also not in compliance with the minimum EBITDA covenant for the four quarters ended June 30, 2019 set forth in the PNC Facility and the Fixed Charge Coverage Ratio (0.40 versus 1.00) covenant for the four quarters ended September 30, 2019 set forth in the PNC Facility.

Each of the foregoing represent an Event of Default, as defined in the respective loan agreements. The occurrence of an Event of Default under both the Term Loan Facility and the PNC Facility provide the respective lenders with the right to declare all amounts under the respective agreements to be immediately due and payable and the respective lenders have the right to terminate the obligation to make loans thereunder, and furthermore allows the respective lenders to exercise any and all other remedies under the applicable agreements. The lenders under both the Term Loan Facility and the PNC Facility have delivered reservation of rights letters and the Company has been making interest payments on the PNC Facility at the default rate of interest. The Company is currently seeking a waiver and amendment from its lenders to waive prior defaults and reset the financial covenants under both the Term Loan Facility and the PNC Facility. However, there can be no assurance that the Company will be able to conclude any such waivers or amendments on acceptable terms or at all.

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

Amounts borrowed under the PNC Facility were used by the Borrowers to consummate the acquisition of ARI and for working capital needs, certain permitted future acquisitions, and to reimburse drawings under letters of credit. At September 30, 2019, total borrowings under the PNC Facility were $15.2 million, and total additional availability was approximately $23.2 million. In addition, there was a $130,000 outstanding letter of credit at September 30, 2019.

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

The Second Revolver Amendment amended the Amended and Restated Revolving Credit and Security Agreement dated October 10, 2017 (as amended to date, the “PNC Facility”), to replace the existing fixed charge coverage ratio until September 30, 2019 with an EBITDA covenant requiring minimum EBITDA for the four fiscal quarters ended on the following dates: September 30, 2018 - $9,240,000; December 31, 2018 - $9,428,000; March 31, 2019 - $9,270,000; June 30, 2019 - $14,195,000. The minimum fixed charge coverage ratio of 1.00:1.00 recommenced for the quarter ended September 30, 2019.

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

The Term Loan Facility originally contained a financial covenant requiring the Company to maintain a Total Leverage Ratio (TLR) of not greater than 4.75 to 1.00, tested as of the last day of the fiscal quarter. The Term Loan Facility was amended on August 14, 2018, including a waiver of the TLR covenant at June 30, 2018, as described below. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the PNC Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of September 30, 2019 and December 31, 2018, the TLR was approximately 13.79 to 1 and 11.82 to 1, respectively.

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

The Third Amendment increased the scheduled quarterly principal repayments to $525,000 effective December 31, 2018. In addition the Third Amendment requires a further repayment of principal on or before November 14, 2019 in an amount equal to (x) 100% of Excess Cash Flow (as defined in the Term Loan Facility) for the four fiscal quarter period ended September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability (as defined in the Term Loan Facility) of at least $35,000,000, (y) 50% of Excess Cash Flow for the four fiscal quarter period ended September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability of at least $15,000,000 but less than $35,000,000, and (z) 0% of Excess Cash Flow for the four fiscal quarter period ended September 30, 2019 if after giving effect to the payment thereof, the Borrowers have minimum aggregate Undrawn Availability less than $15,000,000, with any such payment subject to reduction by the amount of any voluntary prepayments made following the date of the Third Amendment. Any voluntary prepayments will not be subject to the prepayment premium or make-whole provisions of the Term Loan Facility. The Third Amendment also adds a minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $28 million, measured monthly.

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

For the nine month period ended September 30, 2019, there was one customer accounting for 13% of the Company’s revenues. At September 30, 2019 there were $3.3 million of accounts receivable from this customer.

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

There was a $15,183,276 outstanding balance on the PNC Facility as of September 30, 2019. Future interest rate changes on our borrowing under the PNC Facility may have an impact on our consolidated results of operations.

There was a $102,112,500 outstanding balance on the Term Loan Facility as of September 30, 2019. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $1.1 million as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding pending legal matters, refer to the Legal Proceedings Section in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2018. Except as set forth below, there have been no material changes to such matters during the quarter ended September 30, 2019.

ARI Working Capital Dispute

The Stock Purchase Agreement dated August 9, 2017 (the “SPA”) among Airgas, Inc. (“Airgas”), Hudson Holdings, Inc. and Hudson Technologies, Inc., pursuant to which the Company acquired the stock of ARI, contained a customary post-closing working capital adjustment mechanism. After determination of various undisputed working capital adjustments, and upon subsequent completion of the dispute resolution process provided in the SPA, Hudson was entitled to a total payment from Airgas in the amount of approximately $9.5 million (consisting of $3.5 million of undisputed items and $6.0 million of disputed items awarded by the expert designated pursuant to the SPA). On June 27, 2019, Airgas filed an action in the United States District Court for the District of Delaware captioned Airgas, Inc. v. Hudson Holdings, Inc. and Hudson Technologies, Inc. seeking declaratory judgment to overturn the determination of the disputed working capital items by the expert designated pursuant to the SPA. On August 7, 2019, the parties settled the matter in its entirety, including the litigation. Pursuant to the settlement, Airgas paid Hudson an aggregate working capital adjustment payment of $8.9 million.

Item 1A – Risk Factors

Defaults under our credit facilities raise substantial doubts about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial covenants within our credit agreements. Our level of indebtedness has adversely impacted, and continues to adversely impact, our financial condition, including operating results and liquidity position. Since June 30, 2019, we have not been in compliance with the financial covenants in the Term Loan Facility and the PNC Facility, thus raising substantial doubt as to the ability to continue as a going concern.

We have not been in compliance with the financial covenants set forth in our Term Loan Facility from and after June 30, 2019. We also have not been in compliance with the financial covenant for the four quarters ended June 30, 2019 and September 30, 2019 set forth in the PNC Facility. Each of the foregoing represent an Event of Default, as defined in the respective loan agreements. The occurrence of an Event of Default under both the Term Loan Facility and the PNC Facility provide the respective lenders with the right to declare all amounts under the respective agreements to be immediately due and payable and the respective lenders have the right to terminate the obligation to make loans thereunder, and furthermore allows the respective lenders to exercise any and all other remedies under the applicable agreements. The lenders under both the Term Loan Facility and the PNC Facility have delivered reservation of rights letters. We are currently seeking a waiver and amendment from our lenders to waive prior defaults and reset the financial covenants under both the Term Loan Facility and the PNC Facility. However, there can be no assurance that we will be able to conclude any such waivers or amendments on acceptable terms or at all. If we do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Item 3 – Defaults Upon Senior Securities

The Company was not in compliance with the Total Leverage Ratio and the minimum liquidity covenants, calculated as of June 30, 2019 and September 30, 2019, set forth in its Term Loan Facility. At September 30, 2019, the Company’s Total Leverage Ratio was 13.79:1.00 (versus a required Total Leverage Ratio of 6.40:1.00) and the Company’s Liquidity (as defined in the Term Loan Facility) was $23.2 million (versus a required level of $28 million). The Company was also not in compliance with the minimum EBITDA covenant for the four quarters ended June 30, 2019 set forth in the PNC Facility and the Fixed Charge Coverage Ratio (0.40 versus 1.00) covenant for the four quarters ended September 30, 2019 set forth in the PNC Facility.

Each of the foregoing represent an Event of Default, as defined in the respective loan agreements. The occurrence of an Event of Default under both the Term Loan Facility and the PNC Facility provide the respective lenders with the right to declare all amounts under the respective agreements to be immediately due and payable and the respective lenders have the right to terminate the obligation to make loans thereunder, and furthermore allows the respective lenders to exercise any and all other remedies under the applicable agreements. The lenders under both the Term Loan Facility and the PNC Facility have delivered reservation of rights letters and the Company has been making interest payments on the PNC Facility at the default rate of interest. The Company is currently seeking a waiver and amendment from its lenders to waive prior defaults and reset the financial covenants under both the Term Loan Facility and the PNC Facility. However, there can be no assurance that the Company will be able to conclude any such waivers or amendments on acceptable terms or at all.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	November 15, 2019
	Kevin J. Zugibe	Date
Chairman and Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 15, 2019
	Nat Krishnamurti	Date
Chief Financial Officer

