Form 10-Q
period 2020-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2020-05-15
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,628,560 shares
Class	Outstanding at May 1, 2020

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,251	$2,600
Trade accounts receivable – net	15,454	8,061
Inventories – net	58,288	59,238
Prepaid expenses and other current assets	4,231	4,525
Total current assets	84,224	74,424

Property, plant and equipment, less accumulated depreciation	22,784	23,674
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	25,296	26,012
Right of use asset	7,573	8,048
Other assets	49	192
Total Assets	$187,729	$180,153

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$11,513	$10,274
Accrued expenses and other current liabilities	20,126	18,120
Accrued payroll	785	724
Short-term debt	22,000	14,000
Current maturities of long-term debt	3,757	3,008
Total current liabilities	58,181	46,126
Deferred tax liability	1,180	1,192
Long-term lease liabilities	5,143	5,742
Long-term debt, less current maturities	80,874	81,982
Total Liabilities	145,378	135,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,628,560 at March 31, 2020 and December 31, 2019	426	426
Additional paid-in capital	117,682	117,557
Accumulated deficit	(75,757)	(72,872)
Total Stockholders’ Equity	42,351	45,111

Total Liabilities and Stockholders’ Equity	$187,729	$180,153

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three-month period ended March 31,
	2020	2019

Revenues	$36,350	$34,664
Cost of sales	28,003	27,679
Gross profit	8,347	6,985

Operating expenses:
Selling, general and administrative	7,265	6,024
Amortization	716	721
Total operating expenses	7,981	6,745

Operating income	366	240

Interest expense	(3,311)	(4,207)

Loss before income taxes	(2,945)	(3,967)

Income tax (benefit)	(60)	72

Net loss	$(2,885)	$(4,039)

Net loss per common share – Basic	$(0.07)	$(0.09)
Net loss income per common share – Diluted	$(0.07)	$(0.09)
Weighted average number of shares outstanding – Basic	42,628,560	42,602,431
Weighted average number of shares outstanding – Diluted	42,628,560	42,602,431

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2019	42,602,431	$426	$115,719	$(46,932)	$69,213

Value of share-based arrangements	-	-	377	-	377

Net loss	-	-	-	(4,039)	(4,039)
Balance at March 31, 2019	42,602,431	$426	$116,096	$(50,971)	$65,551

Balance at January 1, 2020	42,628,560	$426	$117,557	$(72,872)	$45,111

Value of share-based arrangements	-	-	125	-	125

Net loss	-	-	-	(2,885)	(2,885)

Balance at March 31, 2020	42,628,560	$426	$117,682	$(75,757)	$42,351

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three-month period ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,885)	$(4,039)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,078	1,058
Amortization of intangible assets	716	721
Amortization of lease right of use asset, net	7	20
Lower of cost or net realizable value adjustment	(868)	(2,895)
Allowance for doubtful accounts	432	(243)
Value of share-based arrangements	125	377
Amortization of deferred finance costs	280	307
Deferred tax (benefit) expense	(13)	72
Changes in assets and liabilities:
Trade accounts receivable	(7,824)	(5,795)
Inventories	1,818	5,085
Prepaid and other assets	364	43
Income taxes receivable	—	—
Accounts payable and accrued expenses	3,175	3,425
Cash used in operating activities	(3,595)	(1,864)

Cash flows from investing activities:
Additions to property, plant, and equipment	(188)	(165)
Cash used in investing activities	(188)	(165)

Cash flows from financing activities:
Borrowing of short-term debt – net	8,000	2,000
Repayment of long-term debt	(566)	(1,073)
Cash provided by financing activities	7,434	927

Increase (decrease) in cash and cash equivalents	3,651	(1,102)
Cash and cash equivalents at beginning of period	2,600	2,272
Cash and cash equivalents at end of period	$6,251	$1,170

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$2,186	$3,906

Cash (refund) payment from income taxes – net	$(30)	$8

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

While it is difficult to predict the full scale of the impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our clients, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (ASC) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2019. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at March 31, 2020 and December 31, 2019, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of March 31, 2020 and December 31, 2019.

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

For the three-month period ended March 31, 2020 there was one customer accounting for 13% of the Company’s revenues and at March 31, 2020 there were $2.7 million of accounts receivable from this customer.

For the three-month period ended March 31, 2019, there was one customer accounting for 15% of the Company’s revenues and at March 31, 2019 there were $3.0 million of accounts receivable from this customer.

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

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no goodwill impairment losses recognized in 2019 or the quarter ended March 31, 2020.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability was assumed as part of the ARI acquisition and the balance was $10.0 million and $9.5 million at March 31, 2020 and December 31, 2019, respectively.

Revenues and Cost of Sales

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is evaluating its options under the carryback provision but does expect that it will result in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021 under the TCJA. As a result, we have booked a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $470,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $470,000 in the quarter ended March 31, 2020.

As of March 31, 2020, the Company had NOLs of approximately $47.4 million, of which $42.0 million have no expiration date and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of March 31, 2020, the Company had state tax NOLs of approximately $25.3 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and March 31, 2020, with an ending balance of $18.5 million as of March 31, 2020.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2020, and December 31, 2019, the Company believes it had no uncertain tax positions.

Loss per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted loss per share. The reconciliation of shares used to determine net loss per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended March 31,
	2020	2019

Net loss	$(2,885)	$(4,039)

Weighted average number of shares - basic	42,628,560	42,602,431
Shares underlying options	-	-
Weighted average number of shares outstanding - diluted	42,628,560	42,602,431

During the three-month periods ended March 31, 2020 and 2019, certain options aggregating 7,042,377 shares and 4,673,897 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
(in thousands)
Refrigerant and cylinders	$70,270	$72,088
Less: net realizable value adjustments	(11,982)	(12,850)
Total	$58,288	$59,238

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31, 2020	December 31, 2019	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,045	3,045	25-39 years
- Cylinders	13,261	13,273	15-30 years
- Equipment	25,128	24,953	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,574	1,574	3-5 years
- Lab and computer equipment, software	3,103	3,077	2-8 years
- Furniture & fixtures	679	679	5-10 years
- Leasehold improvements	842	842	3-5 years
- Equipment under construction	72	73
Subtotal	51,039	50,851
Accumulated depreciation	28,255	27,177
Total	$22,784	$23,674

Depreciation expense for the three months ended March 31, 2020 and 2019 was $1.1 million for both periods.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2020.

Maturity of Lease Payments	March 31, 2020
(in thousands)
-2020 (remaining)	$2,136
-2021	1,997
-2022	1,096
-2023	949
-Thereafter	3,851
Total undiscounted operating lease payments	10,029
Less imputed interest	(2,390)
Present value of operating lease liabilities	$7,639

Balance Sheet Classification

Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,496
Long-term lease liabilities	5,143
Total operating lease liabilities	$7,639

Other Information

Weighted-average remaining term for operating leases	5.57 years
Weighted-average discount rate for operating leases	8.75%

Cash Flows

An initial right-of-use asset of $8.1 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $0.7 million during the three months ended March 31, 2020 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. In both 2018 and 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, to determine its reporting units’ fair values.

There were no goodwill impairment losses recognized for the period ended March 31, 2020 and year ended December 31, 2019. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At March 31, 2020 and December 31, 2019 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		March 31, 2020			December 31, 2019
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$385	$1	$386	$383	$3
Covenant not to compete	6 - 10	1,270	821	449	1,270	783	487
Customer relationships	10 - 12	31,560	7,171	24,389	31,560	6,506	25,054
Above market leases	13	567	110	457	567	99	468
Totals identifiable intangible assets		$33,783	$8,487	$25,296	$33,783	$7,771	$26,012

Amortization expense for the three months ended March 31, 2020 and 2019 was $0.7 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month periods ended March 31, 2020 and 2019, share-based compensation expense of $0.1 million and $0.4 million, respectively, are reflected in general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2020, the Plans authorized the issuance of stock options to purchase 7,000,000 shares of the Company’s common stock and, as of March 31, 2020 there were 77,400 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 0 and 258,500 shares of common stock granted during the three-months periods ended March 31, 2020 and 2019, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	4,415,397	$1.20
-Cancelled	(527,820)	$1.23
-Exercised	(10,000)	$0.89
-Granted	3,164,800	$0.79
Outstanding at December 31, 2019 and March 31, 2020	7,042,377	$1.01

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2020 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	6,202,377	4.1 years	$1.04

The intrinsic value of options outstanding at March 31, 2020 and December 31, 2019 were $0 and $0.7 million, respectively.

The intrinsic value of options unvested at March 31, 2020 and December 31, 2019 were $0 and $0.3 million, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 were $0 and $0, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	March 31, 2020	December 31, 2019
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$22,000	$14,000
- Long-term debt: current	3,757	3,008
Subtotal	25,757	17,008
Long-term debt:
- Term Loan Facility- net of current portion of long-term debt	83,803	85,115
- Capital lease obligations	-	3
- Less: deferred financing costs on term loan	(2,929)	(3,136)
Subtotal	80,874	81,982

Total short-term & long-term debt	$106,631	$98,990

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

On April 23, 2020, the Borrowers, the Company and its subsidiaries entered into a First Amendment to Credit Agreement with Wells Fargo (the “First Amendment”). The First Amendment authorized the Company and its subsidiaries to incur up to $2.5 million of indebtedness under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and contained other provisions relating to the treatment of such proceeds and any potential debt forgiveness, under the Wells Fargo Facility.

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

Term Loan Facility

On October 10, 2017, HTC, Holdings, and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (as amended, the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Term Loan”).

The Term Loan matures on October 10, 2023. Interest on the Term Loan is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 10.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of March 31, 2020 and December 31, 2019, the TLR was approximately 11.28 to 1 and 11.22 to 1, respectively.

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

On April 23, 2020, HTC, Holdings and ARI as borrowers and the Company as a guarantor, entered into a Fifth Amendment to Term Loan Credit and Security Agreement (the “Fifth Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The Fifth Amendment authorized the Company and its subsidiaries to incur up to $2.5 million of indebtedness under the CARES Act and contained other provisions relating to the treatment of such proceeds and any potential debt forgiveness, under the Term Loan Facility.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of March 31, 2020.

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first six months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations.  The PPP loan proceeds will be used in part to help offset payroll costs over the course of eight weeks as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs (minimum of 75% of total) and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. The Company intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain full forgiveness of the loan based on guidelines, which have not been finalized.

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through March 2020 and bore interest ranging from 0.0% to 8.3%.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at March 31, 2020 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending March 31,	Amount
(in thousands)
-2021	$3,757
-2022	5,248
-2023	5,248
-2024	73,307
-Thereafter	—

Total	$87,560

Note 9 – Related Party Transactions

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, the impact of the current COVID-19 pandemic, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2019, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Impact of COVID-19 Pandemic

During the three months ended March 31, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

In response to the COVID-19 outbreak and business disruption, we have four primary priorities:

•	To ensure the health and safety of Hudson employees

•	To keep our products in supply and to maintain the quality and safety of our products

•	To best serve our customers across all channels as they adapt to the shifting demands of consumers during the crisis

•	To best position ourselves to emerge strong when this crisis ends

We operate in a “critical infrastructure industry” and are an essential business as defined by the United States government as we procure, process, service and deliver refrigerants to the government and wholesale and retail organizations, which also service both residential homes and commercial institutions throughout the United States. While the conditions in the United States and the economy have worsened, we have been effectively running our operations, including the following:

-	Keeping all plants open, while monitoring proper safety standards
-	Directing all office personnel to work remotely, efficiently and safely
-	Maintaining ongoing relationships and business with existing customers and vendors in the supply chain as our customers and suppliers also meet the essential business definition

As of the date of this filing, we have activated our contingency plans. We have deployed national and regional teams to monitor the rapidly evolving situation and recommend risk mitigation actions; we have implemented travel restrictions; and we are following social distancing practices. We are endeavoring to follow guidance from authorities and health officials including, but not limited to, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at system facilities.

During times of crisis, business continuity and adapting to the needs of our customers is critical. We have developed systemwide knowledge-sharing routines and processes which include the management of any supply chain challenges. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. We are moving with speed to best serve our customers impacted by COVID-19 and to ensure adequate inventory levels in key channels. We have shifted to more remote and paperless options for customer payments and receipts, including ACH payments .

Although we are experiencing a time of crisis, we are not losing sight of long-term opportunities for our business. We believe that we will come out of this situation a better and stronger company by driving our long-term strategies, responding to changing consumer behavior and capitalizing on new opportunities created by the crisis.

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

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no goodwill impairment losses recognized in 2019 or the quarter ended March 31, 2020.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 2 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is evaluating its options under the carryback provision but does expect that it will result in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021 under the TCJA. As a result, we have booked a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $470,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $470,000 in the quarter ended March 31, 2020.

As of March 31, 2020, the Company had NOLs of approximately $47.4 million, of which $42.0 million have no expiration date and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of March 31, 2020, the Company had state tax NOLs of approximately $25.3 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and March 31, 2020, with an ending balance of $18.5 million as of March 31, 2020.

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

Results of Operations

Three-month period ended March 31, 2020 as compared to the three-month period ended March 31, 2019

Revenues for the three-month period ended March 31, 2020 were $36.4 million, an increase of $1.7 million or 5% from the $34.7 million reported during the comparable 2019 period. The increase in revenues was mainly attributable to an increase in the number pounds of certain refrigerants sold during the first quarter of 2020 when compared to the first quarter of 2019 .

Cost of sales for the three-month period ended March 31, 2020 was $28.0 million or 77% of sales. The cost of sales for the three-month period ended March 31, 2019 was $27.7 million or 80% of sales. The reduction in the cost of sales percentage from 80% to 77% is primarily due to the reduction in inventory cost in 2020 when compared to the first quarter of 2019.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2020 were $7.3 million, an increase of $1.3 million from the $6.0 million reported during the comparable 2019 period. The increase in SG&A was mainly due to increased non-recurring professional fees and a higher allowance for doubtful accounts.

Amortization expense for both the three-month periods ended March 31, 2020 and 2019 was $0.7 million.

Interest expense for the three-month period ended March 31, 2020 was $3.3 million, compared to the $4.2 million reported during the comparable 2019 period. Interest expense was lower due to reduced debt resulting from the Company paying down $14 million of principal of its term loan debt in December 2019.

The income tax benefit for the three-month period ended March 31, 2020 was $0.1 million compared to income tax expense of $0.1 million for the three month period ended March 31, 2019. For 2019 and 2018, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a full valuation allowance as of March 31, 2020.

The net loss for the three-month period ended March 31, 2020 was $2.9 million, a decrease of $1.1 million from the $4.0 million of net loss reported during the comparable 2019 period. The reduction in net loss was due to higher revenue and gross profit, slightly offset by higher SG&A, as previously discussed.

Liquidity and Capital Resources

At March 31, 2020, the Company had working capital, which represents current assets less current liabilities, of $26.0 million, a decrease of $2.3 million from the working capital of $28.3 million at December 31, 2019. The decrease in working capital is primarily attributable to timing of accounts payable, prepaid expenses and accrued expenses.

Inventory and trade receivables are principal components of current assets. At March 31, 2020, the Company had inventories of $58.3 million, a decrease of $0.9 million from $59.2 million at December 31, 2019. The decrease in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At March 31, 2020, the Company had trade receivables, net of allowance for doubtful accounts, of $15.5 million, an increase of $7.4 million from $8.1 million at December 31, 2019, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used in operating activities for the three-month period ended March 31, 2020 was $3.6 million, when compared to net cash used in operating activities of $1.9 million for the comparable 2019 period. The variance is primarily due to timing of accounts receivable and inventory balances.

Net cash used in investing activities for the three-month periods ended March 31, 2020 and 2019 were $0.2 million for both periods.

Net cash provided by financing activities for the three-month period ended March 31, 2020 was $7.4 million compared with net cash provided by financing activities of $0.9 million for the comparable 2019 period. The Company borrowed $6 million of additional revolver loan during the first quarter of 2020 when compared to the first quarter of 2019, but also had a $6.3 million cash balance at March 31, 2020 when compared to a $1.2 million cash balance at March 31, 2019. In addition, the Company paid down additional term loan principal during the first quarter of 2019 due to timing.

At March 31, 2020, cash and cash equivalents were $6.3 million, or approximately $3.7 million higher than the $2.6 million of cash and cash equivalents at December 31, 2019.

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

On April 23, 2020, the Borrowers, the Company and its subsidiaries entered into a First Amendment to Credit Agreement with Wells Fargo (the “First Amendment”). The First Amendment authorized the Company and its subsidiaries to incur up to $2.5 million of indebtedness under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and contained other provisions relating to the treatment of such proceeds and any potential debt forgiveness, under the Wells Fargo Facility.

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

Term Loan Facility

On October 10, 2017, HTC, Holdings, and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (as amended, the “Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Term Loan Agent”) and funds advised by FS Investments and such other lenders as may thereafter become a party to the Term Loan Facility (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Term Loan”).

The Term Loan matures on October 10, 2023. Interest on the Term Loan is generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 10.25%. The Borrowers have the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Term Loans during no more than five fiscal quarters during the term of the Term Loan Facility.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of March 31, 2020 and December 31, 2019, the TLR was approximately 11.28 to 1 and 11.22 to 1, respectively.

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

On April 23, 2020, HTC, Holdings and ARI as borrowers and the Company as a guarantor, entered into a Fifth Amendment to Term Loan Credit and Security Agreement (the “Fifth Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The Fifth Amendment authorized the Company and its subsidiaries to incur up to $2.5 million of indebtedness under the CARES Act and contained other provisions relating to the treatment of such proceeds and any potential debt forgiveness, under the Term Loan Facility.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of March 31, 2020.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first six months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations.  The PPP loan proceeds will be used in part to help offset payroll costs over the course of eight weeks as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs (minimum of 75% of total) and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. The Company intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain full forgiveness of the loan based on guidelines, which have not been finalized.

Inflation

Inflation has not historically had a material impact on the Company’s operations.

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable, primarily HCFC and CFC, refrigerants from suppliers and its customers. Under the Act, the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and has been fully phased out by 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the three-month period ended March 31, 2020 there was one customer accounting for 13% of the Company’s revenues, and at March 31, 2020 there were $2.7 million of accounts receivable from this customer.

For the three-month period ended March 31, 2019, there was one customer accounting for 15% of the Company’s revenues, and at March 31, 2019 there were $3.0 million of accounts receivable from this customer.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility is a $60,000,000 secured facility, and the Term Loan Facility has a balance of $87,550,500 as of March 31, 2020.

There was a $22,000,000 outstanding balance on the Wells Fargo Facility as of March 31, 2020. Future interest rate changes on our borrowing under the Wells Fargo Facility may have an impact on our consolidated results of operations.

There was an $87,550,500 outstanding balance on the Term Loan Facility as of March 31, 2020. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $1.1 million as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors Section in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2019. There have been no material changes to such matters during the quarter ended March 31, 2020, except for the following:

The COVID-19 pandemic may have certain negative impacts on our business and a material adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19's spread may have certain negative impacts on our business including, without limitation, the following:

•	We may experience a decrease in sales due to the COVID-19 pandemic. In particular, sales of our products to customers, such as schools, offices and government facilities, which have shut down, have been negatively impacted. This negative trend may continue, with the most significant impact expected to occur in the second quarter of fiscal year 2020. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales and collectability of receivables could be more prolonged and may become more severe.

•	Although we have not experienced this in the first quarter of 2020, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.

•	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.

•	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 6 - Exhibits

Exhibit Number	Description

10.1	First Amendment to Credit Agreement dated April 23, 2020 with Wells Fargo Bank, National Association
10.2	Fifth Amendment to Term Loan and Credit and Security Agreement dated April 23, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kevin J. Zugibe	May 15, 2020
	Kevin J. Zugibe	Date
Chairman and Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 15, 2020
	Nat Krishnamurti	Date
Chief Financial Officer

