Form 10-Q
period 2020-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2020-08-05
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,664,275 shares
Class	Outstanding at August 1, 2020

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,850	$2,600
Trade accounts receivable – net	25,317	8,061
Inventories – net	48,570	59,238
Prepaid expenses and other current assets	3,622	4,525
Total current assets	85,359	74,424

Property, plant and equipment, less accumulated depreciation	22,108	23,674
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	24,580	26,012
Right of use asset	7,205	8,048
Other assets	180	192
Total Assets	$187,235	$180,153

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$12,140	$10,274
Accrued expenses and other current liabilities	19,985	18,120
Accrued payroll	1,537	724
Short-term debt	15,931	14,000
Current maturities of long-term debt	5,743	3,008
Total current liabilities	55,336	46,126
Deferred tax liability	1,238	1,192
Long-term lease liabilities	4,710	5,742
Long-term debt, less current maturities	81,006	81,982
Total Liabilities	142,290	135,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,628,560 at June 30, 2020 and December 31, 2019	426	426
Additional paid-in capital	117,890	117,557
Accumulated deficit	(73,371)	(72,872)
Total Stockholders’ Equity	44,945	45,111

Total Liabilities and Stockholders’ Equity	$187,235	$180,153

 See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$47,677	$56,011	$84,027	$90,675
Cost of sales	34,996	58,377	62,999	86,056
Gross profit (loss)	12,681	(2,366)	21,028	4,619

Operating expenses:
Selling, general and administrative	6,757	6,848	14,022	12,872
Amortization	716	753	1,432	1,474
Total operating expenses	7,473	7,601	15,454	14,346

Operating income (loss)	5,208	(9,967)	5,574	(9,727)

Other expense:
Net interest expense	(3,132)	(4,267)	(6,446)	(8,474)
Other income	8	508	11	508
Total other expense	(3,124)	(3,759)	(6,435)	(7,966)

Income (loss) before income taxes	2,084	(13,726)	(861)	(17,693)

Income tax (benefit) expense	(302)	71	(362)	143

Net income (loss)	$2,386	$(13,797)	$(499)	$(17,836)

Net income(loss) per common share – Basic	$0.06	$(0.32)	$(0.01)	$(0.42)
Net income(loss) per common share – Diluted	$0.06	$(0.32)	$(0.01)	$(0.42)
Weighted average number of shares outstanding – Basic	42,628,560	42,604,189	42,628,560	42,603,315
Weighted average number of shares outstanding – Diluted	42,917,562	42,604,189	42,628,560	42,603,315

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at April 1, 2019	42,602,431	$426	$116,096	$(50,971)	$65,551

Issuance of common stock upon exercise of stock options	10,000		9		9

Stock compensation expense	-	-	251	-	251

Net loss	-	-	-	(13,797)	(13,797)

Balance at June 30, 2019	42,612,431	$426	$116,356	$(64,768)	$52,014

Balance at April 1, 2020	42,628,560	426	117,682	(75,757)	42,351

Stock compensation expense	-	-	208	-	208

Net income	-	-	-	2,386	2,386

Balance at June 30, 2020	42,628,560	426	117,890	(73,371)	44,945

See Accompanying Notes to the Consolidated Financial Statements.

Six Months Ended June 30,

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	42,602,431	$426	$115,719	$(46,932)	$69,213

Issuance of common stock upon exercise of stock options	10,000	-	9	-	9

Stock compensation expense	-	-	628	-	628

Net loss	-	-	-	(17,836)	(17,836)

Balance at June 30, 2019	42,612,431	$426	$116,356	$(64,768)	$52,014

Balance at January 1, 2020	42,628,560	426	117,557	(72,872)	45,111

Stock compensation expense	-	-	333	-	333

Net loss	-	-	-	(499)	(499)

Balance at June 30, 2020	42,628,560	426	117,890	(73,371)	44,945

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(499)	$(17,836)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	2,156	2,154
Amortization of intangible assets	1,432	1,474
Amortization of lease right of use asset, net	15	39
Non-cash operating lease expense	—	(502)
Lower of cost or net realizable value reserve	(2,163)	1,991
Allowance for doubtful accounts	427	(507)
Stock compensation expense	333	628
Amortization of deferred finance costs	526	618
Deferred tax (benefit) expense	46	143
Changes in assets and liabilities:
Trade accounts receivable	(17,683)	(13,478)
Inventories	12,831	24,724
Prepaid and other assets	805	(1,749)
Accounts payable and accrued expenses	4,338	(789)
Cash provided by (used in) operating activities	2,564	(3,090)

Cash flows from investing activities:
Additions to property, plant, and equipment	(590)	(279)
Cash used in investing activities	(590)	(279)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	9
Borrowing of short-term debt – net	1,931	4,000
Borrowing – Paycheck Protection Program	2,475	—
Repayment of long-term debt	(1,130)	(1,610)
Cash provided by financing activities	3,276	2,399

Increase (decrease) in cash and cash equivalents	5,250	(970)
Cash and cash equivalents at beginning of period	2,600	2,272
Cash and cash equivalents at end of period	$7,850	$1,302

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$5,997	$7,894

Cash (refund) paid for income taxes – net	$(58)	$8

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

During the six months ended June 30, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2019. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Consolidation

The consolidated financial statements represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc., Hudson Technologies Company and Aspen Refrigerants, Inc. (“ARI”). The Company does not present a statement of comprehensive income (loss) as its comprehensive income (loss) is the same as its net income (loss).

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and trade accounts payable approximate fair value at June 30, 2020 and December 31, 2019, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2020 and December 31, 2019.

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

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information. The carrying value of the Company’s accounts receivable is reduced by the established allowance for doubtful accounts. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining balances. The Company adjusts its reserves based on factors that affect the collectability of the accounts receivable.

For the six month period ended June 30, 2020 there was one customer accounting for 12% of the Company’s revenues and at June 30, 2020 there were $2.0 million of accounts receivable from this customer.

For the six month period ended June 30, 2019, there was one customer accounting for 13% of the Company’s revenues and at June 30, 2019 there were $2.8 million of accounts receivable from this customer.

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

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no goodwill impairment losses recognized in 2019 or the six months ended June 30, 2020.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company has used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company recorded approximately $8.1 million as total right-of-use assets and total lease liabilities on its consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability was assumed as part of the ARI acquisition and the balance was $10.3 million and $9.5 million at June 30, 2020 and December 31, 2019, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company  has evaluated its options under the carryback provision and expects that it will result in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has booked a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $1,621,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $1,621,000 in the quarter ended June 30, 2020. However, the impact of the additional interest expense did not impact our income tax provision since the increase in the deferred tax asset for net operating losses was offset by an increase to the valuation allowance.

As of June 30, 2020, the Company had NOLs of approximately $45.0 million, of which $39.6 million have no expiration date and $5.4 million expire through 2023. As of June 30, 2020, the Company had state tax NOLs of approximately $24.1 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and June 30, 2020, with an ending balance of $17.8 million as of June 30, 2020.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2020, and December 31, 2019, the Company believes it had no uncertain tax positions.

Net Income (Loss) per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted net income (loss) per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands, unaudited):

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,386	$(13,797)	$(499)	$(17,836)

Weighted average number of shares – basic	42,628,560	42,604,189	42,628,560	42,603,315
Shares underlying options	289,002	--	--	--
Weighted average number of shares – diluted	42,917,562	42,604,189	42,628,560	42,603,315

During the three month periods ended June 30, 2020 and 2019, certain options aggregating 5,282,377 and 4,690,197 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2020 and 2019, certain options aggregating 7,042,377 and 4,690,197 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

Estimates and Risks

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the use of estimates and assumptions that affect the amounts reported in these financial statements and footnotes. The Company considers these accounting estimates to be critical in the preparation of the accompanying consolidated financial statements. The Company uses information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used including potential impact of COVID-19 uncertainties. Additionally, these estimates may not ultimately reflect the actual amounts of the final transactions that occur. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Several of the Company's accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, goodwill and valuation allowance for the deferred tax assets relating to its NOLs and commitments and contingencies. With respect to trade accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
(in thousands)	(unaudited)
Refrigerant and cylinders	$59,477	$72,088
Less: net realizable value adjustments	(10,907)	(12,850)
Total	$48,570	$59,238

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30, 2020	December 31, 2019	Estimated Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,072	3,045	25-39 years
- Cylinders	13,237	13,273	15-30 years
- Equipment	25,138	24,953	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,574	1,574	3-5 years
- Lab and computer equipment, software	3,103	3,077	2-8 years
- Furniture & fixtures	679	679	5-10 years
- Leasehold improvements	852	842	3-5 years
- Equipment under construction	451	73
Subtotal	51,441	50,851
Accumulated depreciation	29,333	27,177
Total	$22,108	$23,674

Depreciation expense for the six months ended June 30, 2020 and 2019 was $2.1 million for both periods.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2020.

Maturity of Lease Payments	June 30, 2020
(in thousands)
-2020 (remaining)	$1,701
-2021	2,039
-2022	1,106
-2023	955
-Thereafter	3,860
Total undiscounted operating lease payments	9,661
Less imputed interest	(2,383)
Present value of operating lease liabilities	$7,278

Balance Sheet Classification

Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,568
Long-term lease liabilities	4,710
Total operating lease liabilities	$7,278

Other Information

Weighted-average remaining term for operating leases	5.35 years
Weighted-average discount rate for operating leases	8.76%

Cash Flows

An initial right-of-use asset of $8.1 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $1.5 million during the six months ended June 30, 2020 and is included in operating cash flows.

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

There were no goodwill impairment losses recognized for the period ended June 30, 2020 and year ended December 31, 2019. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At June 30, 2020 and December 31, 2019 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		June 30, 2020			December 31, 2019
		(Unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$385	$1	$386	$383	$3
Covenant not to compete	6 - 10	1,270	860	410	1,270	783	487
Customer relationships	10 - 12	31,560	7,837	23,723	31,560	6,506	25,054
Above market leases	13	567	121	446	567	99	468
Totals identifiable intangible assets		$33,783	$9,203	$24,580	$33,783	$7,771	$26,012

Amortization expense for the six months ended June 30, 2020 and 2019 was $1.4 million and $1.5 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2020 and 2019, share-based compensation expense of $0.3 million and $0.6 million, respectively, are reflected in selling, general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2020, there were 3,077,400 shares of the Company’s common stock available for issuance for future stock option grants or other stock based awards.

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

Effective June 11, 2020, the Company adopted its 2020 Stock Incentive Plan (“2020 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2020 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2020 Plan is sooner terminated, the ability to grant options or other awards under the 2020 Plan will expire on June 11, 2030.

ISOs granted under the 2020 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the 2020 Plan may not be granted at a price less than the fair market value of the common stock. Options granted under the 2020 Plan expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 0 and 284,800 shares of common stock granted during the six-month periods ended June 30, 2020 and 2019, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	4,415,397	$1.20
-Cancelled	(527,820)	$1.23
-Exercised	(10,000)	$0.89
-Granted	3,164,800	$0.79
Outstanding at December 31, 2019 and June 30, 2020	7,042,377	$1.01

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2020 of:

	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Options outstanding and vested	6,699,877	2.9 years	$1.03

The intrinsic value of options outstanding at June 30, 2020 and December 31, 2019 were $0.8 million and $0.7 million, respectively.

The intrinsic value of options unvested at June 30, 2020 and December 31, 2019 were $0.1 million and $0.3 million, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 were $0 and $11,100, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	June 30, 2020	December 31, 2019
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$15,931	$14,000
- Loan from Paycheck Protection Program- current	1,238	-
- Capital lease obligation- current	7	-
- Term loan facility - current	4,498	3,008
Subtotal	21,674	17,008
Long-term debt:
- Term Loan Facility- net of current portion of long-term debt	82,491	85,115
- Loan from Paycheck Protection Program- net of current portion	1,237	-
- Capital lease obligations	-	3
- Less: deferred financing costs on term loan	(2,722)	(3,136)
Subtotal	81,006	81,982

Total short-term & long-term debt	$102,680	$98,990

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

Amounts borrowed under the Wells Fargo Facility were used by the Borrowers to repay existing revolving indebtedness under its prior revolving credit facility, repay certain principal amounts under the Term Loan Facility (as defined below), and may be used for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of June 30, 2020 and December 31, 2019, the TLR was approximately 7.24 to 1 and 11.22 to 1, respectively.

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

The Company evaluated the First, Second, Third, Fourth and Fifth Amendments in accordance with the provisions of Accounting Standards Codification (“ASC”) 470, Debt, to determine if the Amendments were (1) a troubled debt restructuring, and if not, (2) a modification or an extinguishment of debt. The Company concluded that the first three amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $1.0 million of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term. The Company concluded that the Fourth Amendment was a troubled debt restructuring for accounting purposes due to the removal of the exit fee; as such, the Company capitalized an additional $0.5 million of deferred financing costs, which are being amortized over the remaining term. The future undiscounted cash flows of the term loan, as amended, exceeded the carrying value, and accordingly, no gain was recognized and no adjustment was made to the carrying value of the debt.

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of June 30, 2020.

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first six months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations.  The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. The Company intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain full forgiveness of the loan based on current guidelines.

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through June 2020 and bore interest ranging from 0.0% to 8.3%. All such loans have been repaid in full at June 30, 2020.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at June 30, 2020 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending June 30,	Amount
(in thousands)
-2021	$4,505
-2022	5,248
-2023	5,248
-2024	71,995
-Thereafter	—

Total	$86,996

Note 9- Gain Contingency

On June 23, 2020, Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company, passed away unexpectedly. The Company is currently evaluating a company-owned life insurance policy, with a face value of $1,000,000, to determine how much, if any, of the proceeds, will be awarded to the Company. Any potential future proceeds received by the Company will be recorded if and only when received.

Note 10 – Related Party Transactions

Stephen P. Mandracchia served as Vice President – Legal and Regulatory and Secretary of the Company through May 3, 2019 and since that date has served the Company in a consulting role. From May 6, 2019 through December 31, 2019, Mr. Mandracchia received a monthly consulting fee of $10,000 and such fee was increased to $12,000 per month effective January 1, 2020. During the period January 1, 2019 through May 3, 2019, Mr. Mandracchia was paid base salary of $94,656 and was issued a stock option to purchase 25,000 shares of Company common stock at an exercise price of $1.70 per share. Mr. Mandracchia is the brother-in-law of Kevin J. Zugibe, the Company’s former Chairman of the Board and Chief Executive Officer.

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

Impact of COVID-19 Pandemic

During the six months ended June 30, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

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

We operate in a “critical infrastructure industry” and are an essential business as defined by the United States government as we procure, process, service and deliver refrigerants to the government and wholesale and retail organizations, which also service both residential homes and commercial institutions throughout the United States. While the conditions in the United States and the economy have worsened, we have been effectively running our operations, including the following:

-	Keeping all plants open, while maintaining proper safety standards

-	Directing all office personnel to work remotely, efficiently and safely

-	Maintaining ongoing relationships and business with existing customers and vendors in the supply chain

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

During times of crisis, business continuity and adapting to the needs of our customers is critical. We have developed systemwide knowledge-sharing routines and processes which include the management of any supply chain challenges. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. We are moving with speed to best serve our customers impacted by COVID-19 and to ensure adequate inventory levels in key channels. We have shifted to more remote and paperless options for customer payments and receipts, including ACH payments.

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

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no goodwill impairment losses recognized in 2019 or the six months ended June 30, 2020.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 2 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company  has evaluated its options under the carryback provision and expects that it will result in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has booked a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $1,621,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $1,621,000 in the quarter ended June 30, 2020. However, the impact of the additional interest expense did not impact our income tax provision since the increase in the deferred tax asset for net operating losses was offset by an increase to the valuation allowance.

As of June 30, 2020, the Company had NOLs of approximately $45.0 million, of which $39.6 million have no expiration date and $5.4 million expire through 2023. As of June 30, 2020, the Company had state tax NOLs of approximately $24.1 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and June 30, 2020, with an ending balance of $17.8 million as of June 30, 2020.

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

Results of Operations

Three-month period ended June 30, 2020 as compared to the three-month period ended June 30, 2019

Revenues for the three-month period ended June 30, 2020 were $47.7 million, a decrease of $8.3 million or 15% from the $56.0 million reported during the comparable 2019 period. Refrigerant volume declined by approximately 26%, partially offset by an 11% increase in pricing during the second quarter of 2020 when compared to the comparable period in 2019. During the 2020 period, the COVID-19 virus pandemic and the associated effect on our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the three-month period ended June 30, 2020 was $35.0 million or 73% of sales. The cost of sales for the three-month period ended June 30, 2019 was $58.4 million or 104% of sales. In 2019 and 2020, the Company has reduced its inventory cost by selling off higher cost layers of inventory. During the three month period ended June 30, 2019, the Company recorded a lower of cost or net realizable value adjustment to its inventory of $9.2 million, mainly due to declines in selling prices of certain refrigerants at that time.

Selling, general and administrative (“SG&A”) expenses for both the three-month period ended June 30, 2020 and 2019 was $6.8 million. SG&A savings in reduced payroll-related expenses were offset by higher professional fees in 2020, mainly due to fees relating to the Chief Restructuring Officer, as required by the Fourth Amendment to the Term Loan Facility. Based on performance metrics achieved through the first two quarters of 2020, the Company will no longer be required to retain a Chief Restructuring Officer and will no longer incur such fees starting in August 2020.

Amortization expense for the three-month periods ended June 30, 2020 and 2019 was $0.7 million and $0.8 million, respectively.

Other expense for the three-month period ended June 30, 2020 was $3.1 million, compared to the $3.8 million reported during the comparable 2019 period. Interest expense was lower due to reduced debt resulting from the Company paying down $14 million of principal of its term loan debt in December 2019.

The income tax benefit for the three-month period ended June 30, 2020 was $0.3 million compared to income tax expense of $0.1 million for the three month period ended June 30, 2019. For 2020 and 2019, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of June 30, 2020.

The net income for the three-month period ended June 30, 2020 was $2.4 million, an increase of $16.2 million from the $13.8 million of net loss reported during the comparable 2019 period, primarily due to reduced cost of sales and interest expense, partially offset by reduced revenues, as described above.

Six month period ended June 30, 2020 as compared to the six month period ended June 30, 2019

Revenues for the six month period ended June 30, 2020 were $84.0 million, a decrease of $6.7 million or 7% from the $90.7 million reported during the comparable 2019 period. Refrigerant volume declined by 10%, partially offset by a 3% increase in the average selling price of refrigerants. During the 2020 period, the COVID-19 virus pandemic and the associated effect on our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the six-month period ended June 30, 2020 was $63.0 million or 75% of sales. The cost of sales for the six-month period ended June 30, 2019 was $86.1 million or 95% of sales. In 2019 and 2020, the Company has reduced its inventory cost by selling off higher cost layers of inventory to achieve greater gross profit. During the three month period ended June 30, 2019, the Company recorded a lower of cost or net realizable value adjustment to its inventory of $9.2 million, mainly due to declines in selling prices of certain refrigerants at that time.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2020 were $14.0 million, an increase of $1.1 million from the $12.9 million reported during the comparable 2019 period. The increase in SG&A was due to increased non-recurring professional fees, mainly relating to the services of the Chief Restructuring Officer, and a higher allowance for doubtful accounts.

Amortization expense for the six-month period ended June 30, 2020 and 2019 was $1.4 million and $1.5 million, respectively.

Other expense for the six-month period ended June 30, 2020 was $6.4 million, compared to the $8.0 million reported during the comparable 2019 period. Interest expense was lower due to reduced debt resulting from the Company paying down $14 million of principal of its term loan debt in December 2019.

The income tax benefit for the six-month period ended June 30, 2020 was $0.4 million compared to income tax expense of $0.1 million for the six month period ended June 30, 2019. For 2020 and 2019, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of June 30, 2020.

The net loss for the six-month period ended June 30, 2020 was $0.5 million, a decrease of $17.3 million from the $17.8 million of net loss reported during the comparable 2019 period, primarily due to reduced cost of sales and interest expense, partially offset by reduced revenues, as described above.

Liquidity and Capital Resources

At June 30, 2020, the Company had working capital, which represents current assets less current liabilities, of $30.0 million, an increase of $1.7 million from the working capital of $28.3 million at December 31, 2019. The increase in working capital is primarily attributable to timing of accounts receivable, inventory and debt.

Inventory and trade receivables are principal components of current assets. At June 30, 2020, the Company had inventories of $48.6 million, a decrease of $10.6 million from $59.2 million at December 31, 2019. The decrease in the inventory balance is primarily due to the sale of refrigerants and the timing and availability of inventory purchases. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At June 30, 2020, the Company had trade receivables, net of allowance for doubtful accounts, of $25.3 million, an increase of $17.2 million from $8.1 million at December 31, 2019, mainly due to seasonal factors and increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the six-month period ended June 30, 2020 was $2.6 million, when compared to net cash used in operating activities of $3.1 million for the comparable 2019 period. The variance is primarily due to timing of accounts receivable and inventory balances.

Net cash used in investing activities for the six-month period ended June 30, 2020 was $0.6 million compared with net cash used in investing activities of $0.3 million for the comparable 2019 period.

Net cash provided by financing activities for the six-month period ended June 30, 2020 was $3.3 million compared with net cash provided by financing activities of $2.4 million for the comparable 2019 period. The Company borrowed $2.1 million less from its revolver facility during the first six months of 2020 when compared to the first six months of 2019, but also had a $7.9 million cash balance at June 30, 2020 when compared to a $1.3 million cash balance at June 30, 2019. In addition, the Company received a loan of approximately $2.5 million pursuant to the PPP during the second quarter of 2020. The Company expects that almost the entire balance will be forgiven, but the process is not expected to be finalized until the end of 2020.

At June 30, 2020, cash and cash equivalents were $7.9 million, or approximately $5.3 million higher than the $2.6 million of cash and cash equivalents at December 31, 2019, mainly due to increased cash flow from operations and funds received pursuant to the PPP loan.

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

Amounts borrowed under the Wells Fargo Facility were used by the Borrowers to repay existing revolving indebtedness under its prior revolving credit facility, repay certain principal amounts under the Term Loan Facility (as defined below), and may be used for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of June 30, 2020 and December 31, 2019, the TLR was approximately 7.24 to 1 and 11.22 to 1, respectively.

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

The Company evaluated the First, Second, Third, Fourth and Fifth Amendments in accordance with the provisions of Accounting Standards Codification (“ASC”) 470, Debt, to determine if the Amendments were (1) a troubled debt restructuring, and if not, (2) a modification or an extinguishment of debt. The Company concluded that the first three amendments were a modification of the original term loan agreement for accounting purposes. As a result, the Company capitalized an additional $1.0 million of deferred financing costs in connection with the Second Amendment, which are being amortized over the remaining term. The Company concluded that the Fourth Amendment was a troubled debt restructuring for accounting purposes due to the removal of the exit fee; as such, the Company capitalized an additional $0.5 million of deferred financing costs, which are being amortized over the remaining term. The future undiscounted cash flows of the term loan, as amended, exceeded the carrying value, and accordingly, no gain was recognized and no adjustment was made to the carrying value of the debt.

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of June 30, 2020.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first six months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations.  The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. The Company intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain full forgiveness of the loan based on current guidelines.

Inflation

Inflation has not historically had a material impact on the Company’s operations.

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable, primarily HCFC and CFC, refrigerants from suppliers and its customers. Under the Clean Air Act, the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and has been fully phased out by 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the six month period ended June 30, 2020 there was one customer accounting for 12% of the Company’s revenues, and at June 30, 2020 there were $2.0 million of accounts receivable from this customer.

For the six month period ended June 30, 2019, there was one customer accounting for 13% of the Company’s revenues, and at June 30, 2019 there were $2.8 million of accounts receivable from this customer.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility is a $60,000,000 secured facility, and the Term Loan Facility has a balance of $86,988,500 as of June 30, 2020.

There was a $15,930,892 outstanding balance on the Wells Fargo Facility as of June 30, 2020. Future interest rate changes on our borrowing under the Wells Fargo Facility may have an impact on our consolidated results of operations.

There was an $86,988,500 outstanding balance on the Term Loan Facility as of June 30, 2020. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $1.0 million as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors Section in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2019. There have been no material changes to such matters during the quarter ended June 30, 2020, except for the following:

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19's spread may have certain negative impacts on our business including, without limitation, the following:

•	We may experience a decrease in sales due to the COVID-19 pandemic. In particular, sales of our products to customers, such as schools, offices and government facilities, which have shut down, have been negatively impacted. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales and collectability of receivables could be more prolonged and may become more severe.

•	Although we have not experienced this in the first half of 2020, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.

•	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.

•	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	August 5, 2020
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	August 5, 2020
	Nat Krishnamurti	Date
Chief Financial Officer

