Form 10-Q
period 2020-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2020-11-10
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,664,274 shares
Class	Outstanding at November 5, 2020

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,235	$2,600
Trade accounts receivable – net	14,703	8,061
Inventories – net	40,374	59,238
Prepaid expenses and other current assets	3,540	4,525
Total current assets	67,852	74,424

Property, plant and equipment, less accumulated depreciation	21,435	23,674
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	23,865	26,012
Right of use asset	6,719	8,048
Other assets	85	192
Total Assets	$167,759	$180,153

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$9,534	$10,274
Accrued expenses and other current liabilities	19,414	18,120
Accrued payroll	1,574	724
Short-term debt	—	14,000
Current maturities of long-term debt	6,903	3,008
Total current liabilities	37,425	46,126
Deferred tax liability	1,297	1,192
Long-term lease liabilities	4,335	5,742
Long-term debt, less current maturities	79,492	81,982
Total Liabilities	122,549	135,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 42,664,274 at September 30, 2020 and 42,628,560 at December 31, 2019	426	426
Additional paid-in capital	118,116	117,557
Accumulated deficit	(73,332)	(72,872)
Total Stockholders’ Equity	45,210	45,111

Total Liabilities and Stockholders’ Equity	$167,759	$180,153

 See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$41,468	$45,631	$125,495	$136,306
Cost of sales	32,512	37,849	95,511	123,905
Gross profit	8,956	7,782	29,984	12,401

Operating expenses:
Selling, general and administrative	6,162	8,282	20,184	21,154
Amortization	715	742	2,147	2,216
Total operating expenses	6,877	9,024	22,331	23,370

Operating income (loss)	2,079	(1,242)	7,653	(10,969)

Other (expense) income:
Net interest expense	(2,966)	(4,447)	(9,412)	(12,921)
Other income	1,000	8,904	1,011	9,412
Total other (expense) income	(1,966)	4,457	(8,401)	(3,509)

Income (loss) before income taxes	113	3,215	(748)	(14,478)

Income tax expense (benefit)	74	548	(288)	691

Net income (loss)	$39	$2,667	$(460)	$(15,169)

Net income (loss) per common share – Basic	$0.00	$0.06	$(0.01)	$(0.36)
Net income (loss) per common share – Diluted	$0.00	$0.06	$(0.01)	$(0.36)
Weighted average number of shares outstanding – Basic	42,656,510	42,618,391	42,637,945	42,608,396
Weighted average number of shares outstanding – Diluted	43,680,265	42,618,391	42,637,945	42,608,396

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2019	42,612,431	$426	$116,356	$(64,768)	$52,014

Issuance of common stock upon exercise of stock options	16,129	-	10	-	10

Stock compensation expense	-	-	262	-	262

Net income	-	-	-	2,667	2,667

Balance at September 30, 2019	42,628,560	$426	$116,628	$(62,101)	$54,953

Balance at July 1, 2020	42,628,560	426	117,890	(73,371)	44,945

Issuance of common stock for services	35,714	-	35	-	35

Stock compensation expense	-	-	191	-	191

Net income	-	-	-	39	39

Balance at September 30, 2020	42,664,274	426	118,116	(73,332)	45,210

See Accompanying Notes to the Consolidated Financial Statements.

Nine Months Ended September 30,

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2019	42,602,431	$426	$115,719	$(46,932)	$69,213

Issuance of common stock upon exercise of stock options	10,000	-	9	-	9

Issuance of common stock for services	16,129	-	10	-	10

Stock compensation expense	-	-	890	-	890

Net loss	-	-	-	(15,169)	(15,169)

Balance at September 30, 2019	42,628,560	$426	$116,628	$(62,101)	$54,953

Balance at January 1, 2020	42,628,560	426	117,557	(72,872)	45,111

Issuance of common stock for services	35,714	-	35	-	35

Stock compensation expense	-	-	524	-	524

Net loss	-	-	-	(460)	(460)

Balance at September 30, 2020	42,664,274	426	118,116	(73,332)	45,210

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(460)	$(15,169)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,235	3,235
Amortization of intangible assets	2,147	2,216
Gain on insurance proceeds	(1,000)	—
Write-off of intangible assets	—	507
Amortization of lease right of use asset, net	14	49
Non-cash adjustment of cylinder deposits	—	(502)
Lower of cost or net realizable value reserve	(3,622)	488
Allowance for doubtful accounts	724	(407)
Stock compensation expense	559	900
Amortization of deferred finance costs	843	932
Deferred tax expense	104	691
Changes in assets and liabilities:
Trade accounts receivable	(7,366)	(5,293)
Inventories	22,486	42,131
Prepaid and other assets	873	133
Income tax receivable	(351)	—
Accounts payable and accrued expenses	1,664	(619)
Cash provided by operating activities	19,850	29,292

Cash flows from investing activities:
Additions to property, plant, and equipment	(996)	(930)
Proceeds from Insurance Policy	1,000	—
Cash provided by (used in) investing activities	4	(930)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	9
Borrowing – Paycheck Protection Program	2,475	—
Repayment of short-term debt	(14,000)	(13,817)
Repayment of long-term debt	(1,694)	(2,140)
Cash used in financing activities	(13,219)	(15,948)

Increase in cash and cash equivalents	6,635	12,414
Cash and cash equivalents at beginning of period	2,600	2,272
Cash and cash equivalents at end of period	$9,235	$14,686

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$8,745	$11,607

Refund received for income taxes – net	$(41)	$(124)

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

During the nine months ended September 30, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2019. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and trade accounts payable approximate fair value at September 30, 2020 and December 31, 2019, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2020 and December 31, 2019.

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

For the nine month period ended September 30, 2020 there was one customer accounting for 13% of the Company’s revenues and at September 30, 2020 there were $2.0 million of accounts receivable from this customer. For the nine month period ended September 30, 2019, there was one customer accounting for 13% of the Company’s revenues and at September 30, 2019 there were $3.3 million of accounts receivable from this customer.

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

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no goodwill impairment losses recognized in 2019 or the nine months ended September 30, 2020.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s balance sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability was assumed as part of the ARI acquisition and the balance was $10.4 million and $9.5 million at September 30, 2020 and December 31, 2019, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company  has evaluated its options under the carryback provision and expects that it will result in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has booked a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $2,231,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $2,231,000 in the nine months ended September 30, 2020. However, the impact of the additional interest expense did not impact our income tax provision since the increase in the deferred tax asset for net operating losses was offset by an increase to the valuation allowance.

As of September 30, 2020, the Company had NOLs of approximately $44.7 million, of which $39.3 million have no expiration date and $5.4 million expire through 2023. As of September 30, 2020, the Company had state tax NOLs of approximately $23.6 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and September 30, 2020, with an ending balance of $18.0 million as of September 30, 2020.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2020, and December 31, 2019, the Company believes it had no uncertain tax positions.

Net Income (Loss) per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted net income (loss) per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands, unaudited):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$39	$2,667	$(460)	$(15,169)

Weighted average number of shares – basic	42,656,510	42,618,391	42,637,945	42,608,396
Weighted average number of shares –diluted	43,680,265	42,618,391	42,637,945	42,608,396

During the three month periods ended September 30, 2020 and 2019, certain options aggregating 7,043,259 and 4,807,377 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2020 and 2019, certain options aggregating 7,043,259 and 4,807,377 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

In March 2020, the FASB issued ASU 2020-04, which provides relief from accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. It also provides optional expedients to enable the continuance of hedge accounting where certain hedging relationships are impacted by reference rate reform. This optional guidance is effective immediately, and available to be used through December 31, 2022. We are assessing the impact that reference rate reform and the related adoption of this guidance will have on our financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
(in thousands)	(unaudited)
Refrigerant and cylinders	$49,602	$72,088
Less: net realizable value adjustments	(9,228)	(12,850)
Total	$40,374	$59,238

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30, 2020	December 31, 2019	Estimated Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,072	3,045	25-39 years
- Cylinders	13,336	13,273	15-30 years
- Equipment	25,138	24,953	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,574	1,574	3-5 years
- Lab and computer equipment, software	3,103	3,077	2-8 years
- Furniture & fixtures	679	679	5-10 years
- Leasehold improvements	852	842	3-5 years
- Equipment under construction	758	73
Subtotal	51,847	50,851
Accumulated depreciation	30,412	27,177
Total	$21,435	$23,674

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $3.2 million for both periods.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2020.

Maturity of Lease Payments	September 30, 2020
(in thousands)
-2020 (remaining)	$1,216
-2021	2,039
-2022	1,106
-2023	955
-Thereafter	3,860
Total undiscounted operating lease payments	9,176
Less imputed interest	(2,383)
Present value of operating lease liabilities	$6,793

Balance Sheet Classification

Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,458
Long-term lease liabilities	4,335
Total operating lease liabilities	$6,793

Other Information

Weighted-average remaining term for operating leases	5.15 years
Weighted-average discount rate for operating leases	8.77%

Cash Flows

An initial right-of-use asset of $8.1 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $2.2 million during the nine months ended September 30, 2020 and is included in operating cash flows.

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

There were no goodwill impairment losses recognized for the period ended September 30, 2020 and year ended December 31, 2019. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At September 30, 2020 and December 31, 2019 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		September 30, 2020			December 31, 2019
		(Unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$386	$-	$386	$383	$3
Covenant not to compete	6 - 10	1,270	898	372	1,270	783	487
Customer relationships	10 - 12	31,560	8,502	23,058	31,560	6,506	25,054
Above market leases	13	567	132	435	567	99	468
Totals identifiable intangible assets		$33,783	$9,918	$23,865	$33,783	$7,771	$26,012

Amortization expense for the nine months ended September 30, 2020 and 2019 was $2.1 million and $2.2 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2020 and 2019, share-based compensation expense of $0.6 million and $0.9 million, respectively, are reflected in selling, general and administrative expenses in the consolidated statements of operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2020, there were 2,786,986 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 254,700 and 524,800 shares of common stock granted during the nine-month periods ended September 30, 2020 and 2019, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Totals	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	4,415,397	$1.20
-Cancelled	(527,820)	$1.23
-Exercised	(10,000)	$0.89
-Granted	3,164,800	$0.79
Outstanding at December 31, 2019	7,042,377	$1.01
-Granted	254,700	$1.11
Outstanding at September 30, 2020	7,297,077	$1.02

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2020 of:

	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Options outstanding and vested	7,043,259	2.8 years	$1.02

The intrinsic value of options outstanding at September 30, 2020 and December 31, 2019 were $1.4 million and $0.7 million, respectively.

The intrinsic value of options unvested at September 30, 2020 and December 31, 2019 were $0.1 million and $0.3 million, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 were $0 and $11,100, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	September 30, 2020	December 31, 2019
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$-	$14,000
- Loan from Paycheck Protection Program- current	1,650	-
- Capital lease obligation- current	5	-
- Term loan facility - current	5,248	3,008
Subtotal	6,903	17,008
Long-term debt:
- Term Loan Facility- net of current portion of long-term debt	81,179	85,115
- Loan from Paycheck Protection Program- net of current portion	825	-
- Capital lease obligations	-	3
- Less: deferred financing costs on term loan	(2,512)	(3,136)
Subtotal	79,492	81,982

Total short-term & long-term debt	$86,395	$98,990

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of September 30, 2020 and December 31, 2019, the TLR was approximately 5.79 to 1 and 11.22 to 1, respectively.

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

The Fourth Amendment waived financial covenant defaults at June 30, 2019 and September 30, 2019 and amended the Term Loan Credit and Security Agreement dated October 10, 2017 (as previously amended, the “Term Loan Facility”) to reset the maximum Total Leverage Ratio covenant contained in the Term Loan Facility at the indicated dates as follows: (i) September 30, 2019 - 15.67:1.00; (ii) December 31, 2019 – 14.54:1.00; (iii) March 31, 2020 – 16.57:1.00; (iv) June 30, 2020 – 10.87:1.00; (v) September 30, 2020 – 8.89:1.00; (vi) December 31, 2020 – 8.89:1.00; (vii) March 31, 2021 – 7.75:1.00; (viii) June 30, 2021 – 7.03:1.00; (ix) September 30, 2021 – 6.08:1.00; and (x) December 31, 2021 – 5.36:1.00. The Fourth Amendment also reset the minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $5 million, measured monthly. Furthermore, the Fourth Amendment added a minimum LTM Adjusted EBITDA covenant as of the indicated dates as follows: (i) September 30, 2019 - $7.887 million; (ii) December 31, 2019 – $7.954 million; (iii) March 31, 2020 – $7.359 million; (iv) June 30, 2020 – $11.745 million; (v) September 30, 2020 – $12.021 million; (vi) December 31, 2020 – $12.300 million; (vii) March 31, 2021 –$14.295 million; (viii) June 30, 2021 – $14.566 million; (ix) September 30, 2021 – $15.431 million; and (x) December 31, 2021 – $16.267 million.

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

The Company evaluated the Fourth and Fifth Amendments in accordance with the provisions of Accounting Standards Codification (“ASC”) 470, Debt, to determine if the Amendments were (1) a troubled debt restructuring, and if not, (2) a modification or an extinguishment of debt. The Company concluded that the Fourth Amendment was a troubled debt restructuring for accounting purposes due to the removal of the exit fee; as such, the Company capitalized an additional $0.5 million of deferred financing costs, which are being amortized over the remaining term. The future undiscounted cash flows of the term loan, as amended, exceeded the carrying value, and accordingly, no gain was recognized and no adjustment was made to the carrying value of the debt.

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of September 30, 2020.

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

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through June 2020 and bore interest ranging from 0.0% to 8.3%. All such loans have been repaid in full at September 30, 2020.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at September 30, 2020 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Twelve Month Period Ending September 30,	Amount
(in thousands)
-2021	$5,253
-2022	5,248
-2023	5,248
-2024	70,683
-Thereafter	—

Total	$86,432

Note 9- Other Income

On June 23, 2020, Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company, passed away unexpectedly. During the third quarter of 2020, the Company received $1 million of key man life insurance proceeds and accordingly recorded the amount as Other Income in its Consolidated Statement of Operations.

In August 2019, the Company received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017. In addition, during the second quarter of 2019, the Company recorded approximately $0.5 million of other income relating to a change in estimate of its cylinder deposit liability account.

Note 10 – Related Party Transactions

Stephen P. Mandracchia served as Vice President – Legal and Regulatory and Secretary of the Company through May 3, 2019 and since that date served the Company in a consulting role through August 31, 2020. From May 6, 2019 through December 31, 2019, Mr. Mandracchia received a monthly consulting fee of $10,000 and such fee was increased to $12,000 per month effective January 1, 2020. During the period January 1, 2019 through May 3, 2019, Mr. Mandracchia was paid base salary of $94,656 and was issued a stock option to purchase 25,000 shares of Company common stock at an exercise price of $1.70 per share. Mr. Mandracchia is the brother-in-law of Kevin J. Zugibe, the Company’s former Chairman of the Board and Chief Executive Officer. Effective September 1, 2020, Mr. Mandracchia became a member of the Company’s Board of Directors.

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

Impact of COVID-19 Pandemic

During the nine months ended September 30, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

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

An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, to determine its fair value. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value using a market rate of return. There were no goodwill impairment losses recognized in 2019 or the nine months ended September 30, 2020.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 2 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company  has evaluated its options under the carryback provision and expects that it will result in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has booked a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $2,231,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $2,231,000 in the nine months ended September 30, 2020. However, the impact of the additional interest expense did not impact our income tax provision since the increase in the deferred tax asset for net operating losses was offset by an increase to the valuation allowance.

As of September 30, 2020, the Company had NOLs of approximately $45.5 million, of which $40.1 million have no expiration date and $5.4 million expire through 2023. As of September 30, 2020, the Company had state tax NOLs of approximately $23.6 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and September 30, 2020, with an ending balance of $18.0 million as of September 30, 2020.

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

Results of Operations

Three-month period ended September 30, 2020 as compared to the three-month period ended September 30, 2019

Revenues for the three-month period ended September 30, 2020 were $41.5 million, a decrease of $4.1 million or 9% from the $45.6 million reported during the comparable 2019 period. Most of the variance is due to a decline in volume. During the 2020 period, the COVID-19 virus pandemic and the associated effect on our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the three-month period ended September 30, 2020 was $32.5 million or 78% of sales. The cost of sales for the three-month period ended September 30, 2019 was $37.8 million or 83% of sales. In 2019 and 2020, the Company has reduced its inventory cost by selling off higher cost layers of inventory. During the prior year period, the Company’s performance was negatively impacted by the challenging pricing environment affecting the industry and the market.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2020 were $6.2 million, a decrease of $2.1 million from the $8.3 million reported during comparable 2019 period. The variance is mainly due to reduced professional fees, payroll costs, sales commission, travel and credit card processing fees. Based on performance metrics achieved through the first two quarters of 2020, the Company no longer was required to retain a Chief Restructuring Officer starting in August 2020.

Amortization expense for both the three-month periods ended September 30, 2020 and 2019 was $0.7 million.

Other expense for the three-month period ended September 30, 2020 was $2.0 million, compared to the $4.5 million of other income reported during the comparable 2019 period. Interest expense was lower due to reduced debt resulting from the Company paying down $14 million of principal of its term loan debt in December 2019. On June 23, 2020, Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company, passed away unexpectedly. During the third quarter of 2020, the Company received $1,000,000 of key man life insurance proceeds. In August 2019, the Company received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017.

The income tax expense for the three-month period ended September 30, 2020 was $0.1 million compared to income tax expense of $0.5 million for the three month period ended September 30, 2019. For 2020 and 2019, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of September 30, 2020.

The net income for the three-month period ended September 30, 2020 was $0.0 million, a decrease of $2.7 million from the $2.7 million of net income reported during the comparable 2019 period, primarily due to reduced revenue and other income, partially offset by reduced SG&A and interest expense, as described above.

Nine month period ended September 30, 2020 as compared to the nine month period ended September 30, 2019

Revenues for the nine month period ended September 30, 2020 were $125.5 million, a decrease of $10.8 million or 8% from the $136.3 million reported during the comparable 2019 period. Most of the variance is due to a decline in volume. During the 2020 period, the COVID-19 virus pandemic and the associated effect on our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the nine-month period ended September 30, 2020 was $95.5 million or 76% of sales. The cost of sales for the nine-month period ended September 30, 2019 was $123.9 million or 91% of sales. In 2019 and 2020, the Company has reduced its inventory cost by selling off higher cost layers of inventory to achieve greater gross profit. During the three month period ended June 30, 2019, the Company recorded a lower of cost or net realizable value adjustment to its inventory of $9.2 million, mainly due to declines in selling prices of certain refrigerants at that time.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2020 were $20.2 million, a decrease of $1.0 million from the $21.2 million reported during the comparable 2019 period. The decrease in SG&A was due to reduced payroll costs, sales commission, travel and credit card processing fees.

Amortization expense for the nine-month period ended September 30, 2020 and 2019 was $2.1 million and $2.2 million, respectively.

Other expense for the nine-month period ended September 30, 2020 was $8.4 million, compared to the $3.5 million reported during the comparable 2019 period. Interest expense was lower due to reduced debt resulting from the Company paying down $14 million of principal of its term loan debt in December 2019. On June 23, 2020, Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company, passed away unexpectedly. During the third quarter of 2020, the Company received $1 million of key man life insurance proceeds. In August 2019, the Company received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017.

The income tax benefit for the nine-month period ended September 30, 2020 was $0.3 million compared to income tax expense of $0.7 million for the nine month period ended September 30, 2019. For 2020 and 2019, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of September 30, 2020.

The net loss for the nine-month period ended September 30, 2020 was $0.5 million, a decrease of $14.7 million from the $15.2 million of net loss reported during the comparable 2019 period, primarily due to the lower of cost or net realizable value adjustment in 2019, improved gross margins, reduced SG&A and interest expense, partially offset by reduced revenue and other income, as described above.

Liquidity and Capital Resources

At September 30, 2020, the Company had working capital, which represents current assets less current liabilities, of $30.4 million, an increase of $2.1 million from the working capital of $28.3 million at December 31, 2019. The increase in working capital is primarily attributable to improved cash flows and the timing of accounts receivable, inventory and debt.

Inventory and trade receivables are principal components of current assets. At September 30, 2020, the Company had inventories of $40.4 million, a decrease of $18.8 million from $59.2 million at December 31, 2019. The decrease in the inventory balance is primarily due to the sale of refrigerants and the timing and availability of inventory purchases. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At September 30, 2020, the Company had trade receivables, net of allowance for doubtful accounts, of $14.7 million, an increase of $6.6 million from $8.1 million at December 31, 2019, mainly due to seasonal factors. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine-month period ended September 30, 2020 was $19.9 million, when compared to net cash provided by operating activities of $29.3 million for the comparable 2019 period. As mentioned previously, in August 2019, the Company received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017.

Net cash provided by investing activities for the nine-month period ended September 30, 2020 was $0.0 million compared with net cash used in investing activities of $0.9 million for the comparable 2019 period. As described above, key man life insurance proceeds of $1.0 million were offset by capital expenditures incurred in the ordinary course of business, mainly in our plant facilities.

Net cash used by financing activities for the nine-month period ended September 30, 2020 was $13.2 million compared with net cash used by financing activities of $15.9 million for the comparable 2019 period. The Company received a loan of approximately $2.5 million pursuant to the PPP during the second quarter of 2020. The Company expects that almost the entire balance will be forgiven, but the process is not expected to be finalized until the end of 2020.

At September 30, 2020, cash and cash equivalents were $9.2 million, or approximately $6.6 million higher than the $2.6 million of cash and cash equivalents at December 31, 2019, mainly due to increased cash flow from operations and funds received pursuant to the PPP loan.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of September 30, 2020 and December 31, 2019, the TLR was approximately 5.79 to 1 and 11.22 to 1, respectively.

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

The Fourth Amendment waived financial covenant defaults at June 30, 2019 and September 30, 2019 and amended the Term Loan Credit and Security Agreement dated October 10, 2017 (as previously amended, the “Term Loan Facility”) to reset the maximum Total Leverage Ratio covenant contained in the Term Loan Facility at the indicated dates as follows: (i) September 30, 2019 - 15.67:1.00; (ii) December 31, 2019 – 14.54:1.00; (iii) March 31, 2020 – 16.57:1.00; (iv) June 30, 2020 – 10.87:1.00; (v) September 30, 2020 – 8.89:1.00; (vi) December 31, 2020 – 8.89:1.00; (vii) March 31, 2021 – 7.75:1.00; (viii) June 30, 2021 – 7.03:1.00; (ix) September 30, 2021 – 6.08:1.00; and (x) December 31, 2021 – 5.36:1.00. The Fourth Amendment also reset the minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $5 million, measured monthly. Furthermore, the Fourth Amendment added a minimum LTM Adjusted EBITDA covenant as of the indicated dates as follows: (i) September 30, 2019 - $7.887 million; (ii) December 31, 2019 – $7.954 million; (iii) March 31, 2020 – $7.359 million; (iv) June 30, 2020 – $11.745 million; (v) September 30, 2020 – $12.021 million; (vi) December 31, 2020 – $12.300 million; (vii) March 31, 2021 –$14.295 million; (viii) June 30, 2021 – $14.566 million; (ix) September 30, 2021 – $15.431 million; and (x) December 31, 2021 – $16.267 million.

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

The Company evaluated the Fourth and Fifth Amendments in accordance with the provisions of Accounting Standards Codification (“ASC”) 470, Debt, to determine if the Amendments were (1) a troubled debt restructuring, and if not, (2) a modification or an extinguishment of debt. The Company concluded that the Fourth Amendment was a troubled debt restructuring for accounting purposes due to the removal of the exit fee; as such, the Company capitalized an additional $0.5 million of deferred financing costs, which are being amortized over the remaining term. The future undiscounted cash flows of the term loan, as amended, exceeded the carrying value, and accordingly, no gain was recognized and no adjustment was made to the carrying value of the debt.

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of September 30, 2020.

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

For the nine month period ended September 30, 2020 there was one customer accounting for 13% of the Company’s revenues and at September 30, 2020 there were $2.0 million of accounts receivable from this customer. For the nine month period ended September 30, 2019, there was one customer accounting for 13% of the Company’s revenues and at September 30, 2019 there were $3.3 million of accounts receivable from this customer.

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

In March 2020, the FASB issued ASU 2020-04, which provides relief from accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. It also provides optional expedients to enable the continuance of hedge accounting where certain hedging relationships are impacted by reference rate reform. This optional guidance is effective immediately, and available to be used through December 31, 2022. We are assessing the impact that reference rate reform and the related adoption of this guidance will have on our financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility is a $60,000,000 secured facility, and the Term Loan Facility has a balance of $86,426,500 as of September 30, 2020.

As of September 30, 2020, there was no outstanding balance on the Wells Fargo Facility. Future interest rate changes on our borrowing under the Wells Fargo Facility may have an impact on our consolidated results of operations.

There was an $86,426,500 outstanding balance on the Term Loan Facility as of September 30, 2020. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.8 million as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors Section in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2019. There have been no material changes to such matters during the quarter ended September 30, 2020, except for the following:

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19's spread may have certain negative impacts on our business including, without limitation, the following:

•	We may experience a further decrease in sales due to the COVID-19 pandemic. In particular, sales of our products to customers, such as schools, offices and government facilities, which have shut down, have been negatively impacted. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales and collectability of receivables could be more prolonged and may become more severe.

•	Although we have not experienced this during the first nine months of 2020, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.

•	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.

•	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	November 10, 2020
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 10, 2020
	Nat Krishnamurti	Date
Chief Financial Officer