Form 10-K
period 2020-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2021-03-12
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2020 was approximately $37,335,882. As of March 1, 2021, there were 43,347,887 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2021, are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc. (“Hudson”, the “Company”), incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. Hudson has proven, reliable programs that meet customer refrigerant needs by providing environmentally sustainable solutions from initial sale of refrigerant gas through recovery, reclamation and reuse, peak operating performance of equipment through energy efficiency and emergency air conditioning and refrigeration system repair, to final refrigerant disposal and carbon credit trading.

The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company, and Aspen Refrigerants (“Aspen” or “ARI”), a division of Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

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

In December 2020, legislation was enacted in the United States that will require the phasedown of virgin production of HFCs, which will also increase opportunities for reclamation of HFCs.

Products and Services

Sustainability

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

The Company has also created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems.  These services, known as RefrigerantSide® Services, complement the Company’s refrigerant sales and refrigerant reclamation and management services.  The Company has also developed SmartEnergy OPS® that identifies inefficiencies in the operation of air conditioning and refrigeration systems and assists companies to improve the energy efficiency of their systems and save operating costs and improve system reliability.

Refrigerant and Industrial Gas Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in the air conditioning and refrigeration industry. The Company continues to sell reclaimed CFC based refrigerants, which are no longer manufactured. Virgin refrigerants are purchased by the Company from several suppliers and resold by the Company. Additionally, the Company regularly purchases used or contaminated refrigerants, from many different sources, which refrigerants are then reclaimed using the Company's high speed proprietary reclamation equipment, its proprietary Zugibeast® system, and then are resold by the Company.

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

Strategic Alliances

The Company purchases refrigerants from a variety of manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants.

Suppliers

The Company purchases refrigerants from a variety of manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries, and on corresponding demand for refrigerants.

Customers

The Company provides its products and services to commercial, industrial and governmental customers, as well as to refrigerant wholesalers, distributors, contractors and to refrigeration equipment manufacturers. Agreements with larger customers generally provide for standardized pricing for specified services. The Company generates sales by customer purchase order on a real-time basis and therefore does not carry a backlog of sales.

For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenues and at December 31, 2020, there were $2.9 million of outstanding receivables from this customer. For the year ended December 31, 2019, one customer accounted for 14% of the Company’s revenues and at December 31, 2019, there were $1.8 million of outstanding receivables from this customer.

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

The Company competes with numerous regional and national companies that market reclaimed and virgin refrigerants and provide refrigerant reclamation services. Certain of these competitors may possess greater financial, marketing, distribution and other resources for the sale and distribution of refrigerants than the Company.

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

Risk Management

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

Human Capital Resources

On March 8, 2021, the Company had 221 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company's employees are represented by a union. The Company believes it has good relations with its employees.

Patents and Proprietary Information

The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between January 2023 and July 2035.

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

Risks Related to Business Strategy and Operations

Our existing and future debt obligations could impair our liquidity and financial condition.

Our existing credit facilities, consisting of an asset-based lending facility of up to $60 million from Wells Fargo Bank, National Association (“Wells Fargo Bank”) and a term loan of $85 million from funds advised by FS Investments, are secured by substantially all of our assets and the Wells Fargo Bank facility contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facilities also include financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices.

Our revenues, results of operations and cash flows are affected by market prices for refrigerant gases. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, seasonality, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. We are exposed to fluctuating commodity prices as the result of our inventory of various refrigerant gases. At any time, our inventory levels may be substantial. During 2019, there were $9.2 million of non-cash charges for inventory adjustments of our refrigerant gases due to a decline in refrigerant gas prices. Further declines in refrigerant gas prices could result in additional inventory adjustments and impairment charges. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected.

Our business has been impacted by the COVID-19 pandemic.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19's spread may have certain negative impacts on our business including, without limitation, the following:

•	We may experience a further decrease in sales due to the COVID-19 pandemic. In particular, sales of our products to customers, such as schools, offices and government facilities, which have shut down, have been negatively impacted. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales and collectability of receivables could be more prolonged and may become more severe.

•	Although we have not experienced this during 2020, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.

•	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.

•	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

In July 2016, we were awarded, as prime contractor, a five-year fixed price contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Our contract with DLA expires in July 2021 unless the five-year renewal option is exercised by DLA. Although we expect that DLA will renew the agreement, there can be no assurance that the agreement will be renewed. For the years ended December 31, 2020 and 2019, the DLA accounted for 14% of our revenues. The loss of DLA as a customer could have a material adverse effect on our financial position and results of operations.

Risks Related to Regulatory and Environmental Matters

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

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and climate change and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants. Current and future global warming and climate change or related legislation and/or regulations may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. In addition, an amendment to the Montreal Protocol has established timetables for all developed and developing countries to freeze and then reduce production and use of HFCs by 85% by 2047, with the first reductions by developed countries in 2019. The amendment became effective January 1, 2019. In December 2020, legislation was enacted in the United States that will require the phasedown of virgin production of HFCs.

Risks Related to Our Common Stock and Other General Risks

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

Currently, our officers and directors collectively beneficially own approximately 14% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in a multi-tenant building in Pearl River, New York, which houses the Company’ executive officers, its accounting and administrative staff, and its information technology staff and equipment, and the Company also maintains administrative and sales offices in Long Island City, New York. The Company’s key reclamation, processing and cylinder refurbishment facilities are located in Champaign, Illinois and Smyrna, Georgia. The Company also sells industrial gases out of facilities located in Escondido, California and in Champaign, Illinois. The Company maintains smaller reclamation and cylinder refurbishing facilities in Ontario, California. The Company also maintains four smaller service depots for the performance of its RefrigerantSide® Services and maintains three sales and telemarketing offices.

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

The number of record holders of the Company's common stock was approximately 110 as of March 12, 2021. The Company believes that there are approximately 4,000 beneficial owners of its common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, and integration of any other assets it acquires from third parties into its operations, and other risks detailed in this report and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Impact of COVID-19 Pandemic

During the year ended December 31, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

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

During 2019, the Company recorded a lower of cost or net realizable value adjustment of $9.2 million to its inventory resulting from a challenging pricing environment affecting the refrigerant gas industry. Further declines in refrigerant gas prices could result in additional inventory net realizable value adjustments. Pricing has stabilized and increased in 2020 so no such adjustment was required in 2020.

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

In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique (the discounted cash flows method) and a market-based valuation technique to determine the fair value of its reporting unit. The Company also performed a similar quantitative test for its annual impairment testing date in 2020.

The discounted cash flow methodology included: (i) management's estimates, such as discount rates, terminal growth rates, and projections of revenue, operating margin and cash flows and (ii) assumptions related to general economic and market conditions, including inherent uncertainties regarding the projected impact of the COVID-19 pandemic. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value. The market-based valuation technique utilizes market multiple assumptions for comparable companies to estimate the fair value of the reporting unit.

There were no goodwill impairment losses recognized in any of the two years ended December 31, 2020 and 2019.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 3 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company  has evaluated its options under the carryback provision and filed a claim for refund, resulting in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has recorded a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $2,154,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $2,154,000 in the year ended December 31, 2020. However, the impact of the additional interest expense did not impact our income tax provision since the increase in the deferred tax asset for net operating losses was offset by an increase to the valuation allowance.

As of December 31, 2020, the Company had NOLs of approximately $46.1 million, of which $40.7 million have no expiration date and $5.4 million expire through 2023. As of December 31, 2020, the Company had state tax NOLs of approximately $31.2 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and December 31, 2020, with an ending balance of $19.0 million as of December 31, 2020.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2020 and December 31, 2019, the Company believes it had no uncertain tax positions.

Overview

Sales of refrigerants continue to represent a significant majority of the Company’s revenues.

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related terms.

Results of Operations

Year ended December 31, 2020 as compared to the year ended December 31, 2019

Revenues for the year ended December 31, 2020 were $147.6 million, a reduction of $14.5 million or 9% from the $162.1 million reported during the comparable 2019 period. Most of the variance is due to a decline in volume. During the 2020 period, the COVID-19 virus pandemic and the associated effect on our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the year ended December 31, 2020 was $112.2 million or 76% of sales. Cost of sales for the year ended December 31, 2019 was $144.9 million or 89% of sales. In 2020, the Company has reduced its inventory cost by selling off higher cost layers of inventory to achieve greater gross profit. During the three month period ended June 30, 2019, the Company recorded a lower of cost or net realizable value adjustment to its inventory of $9.2 million, mainly due to declines in selling prices of certain refrigerants at that time.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2020 were $26.6 million, a reduction of $3.4 million from the $30.0 million reported during the comparable 2019 period. The decrease in SG&A was due to reduced professional fees, stock compensation expense, sales commission and payroll expense.

Amortization expense was $2.9 million during both 2020 and 2019, respectively.

Other expense for 2020 was $11.3 million, compared to the $9.5 million of other expense reported during the comparable 2019 period. Interest expense was $6.6 million lower in 2020 when compared to 2019 primarily due to reduced debt resulting from the Company paying down $14 million of principal of its term loan debt in December 2019. On June 23, 2020, Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company, passed away unexpectedly; during the third quarter of 2020, the Company received $1 million of key man life insurance proceeds. In August 2019, the Company received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017.

Income tax benefit for 2020 was $0.2 million compared to income tax expense of $0.7 million for 2019. For 2020 and 2019, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of December 31, 2020.

The net loss for the year ended December 31, 2020 was $5.2 million, compared to $25.9 million of net loss reported during the comparable 2019 period. The reduction in net loss is primarily due to a lower of cost or net realizable value adjustment in 2019, improved gross margins, reduced SG&A and interest expense, partially offset by reduced revenue and other income, as described above.

Liquidity and Capital Resources

At December 31, 2020, the Company had working capital, which represents current assets less current liabilities, of $24.4 million, a decrease of $3.9 million from the working capital of $28.3 million at December 31, 2019. The decrease in working capital is primarily attributable to reduced inventory levels, as described above, offset by a $12 million paydown of revolving loans.

Inventory and trade receivables are principal components of current assets. At December 31, 2020, the Company had inventory of $44.5 million, a decrease of $14.7 million from $59.2 million at December 31, 2019. The decrease in the inventory balance is primarily due to the sale of refrigerants and the timing and availability of inventory purchases. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC based refrigerants (which are no longer being produced), HCFC refrigerants (which are currently being phased down leading to a full phase out of virgin production), or non-CFC based refrigerants. At December 31, 2020, the Company had trade receivables, net of allowance for doubtful accounts, of $9.8 million, an increase of $1.7 million from $8.1 million at December 31, 2019. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the year ended December 31, 2020 was $11.7 million, a reduction of $22.1 million compared to the net cash provided by operating activities of $33.8 million for the comparable 2019 period. As mentioned previously, in August 2019, the Company received $8.9 million of cash pursuant to the settlement of a working capital adjustment dispute arising from the acquisition of Aspen Refrigerants, Inc. in October 2017.

Net cash used in investing activities for 2020 and 2019 was $0.5 million and $1.0 million, respectively. As described above, key man life insurance proceeds of $1.0 million were offset by capital expenditures incurred in the ordinary course of business, mainly in our plant facilities.

Net cash used in financing activities for 2020 and 2019 was $12.5 million and $32.5 million, respectively. The Company received a loan of approximately $2.5 million pursuant to the PPP during the second quarter of 2020. The Company expects that almost the entire balance will be forgiven, but the process is not expected to be finalized until the first half of 2021. As described above, the Company received an $8.9 million cash settlement of a working capital adjustment, which it utilized to pay down debt in 2019.

At December 31, 2020, cash and cash equivalents were $1.3 million, or approximately $1.3 million lower than the $2.6 million of cash and cash equivalents at December 31, 2019. The variance is mainly due to timing of payments, receipts and additional paydown of the revolver balance.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of December 31, 2020 and 2019, the TLR was approximately 5.84 to 1 and 11.22 to 1, respectively.

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

The Fourth Amendment also added a new covenant providing that in the event of a breach of a financial covenant contained in the Term Loan Facility or any failure to make a required principal repayment (a “Trigger Event”), then on or prior to six months after a Trigger Event, the Company shall commence a process to (x) sell its businesses and/or assets, and/or (y) consummate a refinancing transaction with respect to the Term Loan Facility (a “Transaction”), in each case, subject to enumerated time milestones contained in the Fourth Amendment, and which requires that Transaction shall, in any event, be consummated on or prior to the eighteen (18) month anniversary of the Trigger Event.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of December 31, 2020.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first six months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations.  The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. The Company has applied for loan forgiveness and intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain full forgiveness of the loan based on current guidelines.

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

For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenues; no other customer accounted for more than 10% of the Company’s revenues. At December 31, 2020, there were $2.9 million of outstanding receivables from this customer. For the year ended December 31, 2019, one customer accounted for 14% of the Company’s revenues; no other customer accounted for more than 10% of the Company’s revenues. At December 31, 2019, there were $1.8 million of outstanding receivables from this customer.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which each amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is still evaluating the impact of this ASU.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility is a $60,000,000 secured facility, and the Term Loan Facility provides for Term Loans of $85,114,500 as of December 31, 2020.

There was a $2,000,000 outstanding balance on the Wells Fargo Facility as of December 31, 2020. Future interest rate changes on our borrowing under the Wells Fargo Facility may have an impact on our consolidated results of operations.

There was an $85,114,500 outstanding balance on the Term Loan Facility as of December 31, 2020. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Due to our filing status as a non-accelerated filer, BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, was not required to provide an attestation report on our internal control over financial reporting as of December 31, 2020.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2021, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2021, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2021, and to be filed with the Securities Exchange Commission.

Equity Compensation Plans

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,329,515	$1.06	4,070,936

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2021, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant's independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 28, 2021, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
2.1	Stock Purchase Agreement, dated August 9, 2017, by and among Hudson Technologies, Inc., Hudson Holdings, Inc. and Airgas, Inc. (17)
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Amended and Restated By-Laws adopted December 18, 2019. (28)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (14)
4.1	Description of Equity Securities. (33)
10.1	2004 Stock Incentive Plan. (7)*
10.2	Amended and Restated Employment Agreement with Kevin J. Zugibe, as amended. (9)*
10.3	Agreement with Brian F. Coleman, as amended. (9)*
10.4	2008 Stock Incentive Plan. (8)*
10.5	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.6	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.7	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.8	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.9	First Amendment to Amended and Restated Employment Agreement with Kevin J. Zugibe, dated December 30, 2008. (9)*
10.10	Long Term Care Insurance Plan Summary. (10)*
10.11	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (11) *
10.12	2014 Stock Incentive Plan (12)*
10.13	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.14	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.15	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.16	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.17	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.18	Form of Non-Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.19	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*

10.20	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*
10.21	Second Amended and Restated Employment Agreement with Kevin J. Zugibe. (15)*
10.22	Amended and Restated Agreement with Brian Coleman (15)*
10.23	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnamurti. (16)*
10.24	Term Loan Credit and Security Agreement dated October 10, 2017 with U.S. Bank National Association as Administrative Agent and Collateral Agent for the Term Lenders (18)
10.25	Guaranty and Suretyship Agreement dated October 10, 2017 by Hudson Technologies, Inc. (18)
10.26	2018 Stock Incentive Plan (19)*
10.27	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuance (25)*
10.28	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified of time. (25)*
10.29	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuances (25)*
10.30	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified period of time. (25)*
10.31	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with conditional vesting provisions. (25)*
10.32	Waiver and Second Amendment to Term Loan Credit and Security Agreement (20)
10.33	Extension Letter dated October 15, 2018 (21)
10.34	Second Extension Letter dated November 14, 2018 (22)
10.35	Third Extension Letter dated November 21, 2018 (23)
10.36	Waiver and Third Amendment to Term Loan and Security Agreement (24)
10.37	Joinder to Term Loan Credit and Security Agreement and Other Documents (26)
10.38	Third Amended and Restated Employment Agreement dated as of September 20, 2019 between the Registrant and Kevin J. Zugibe (27)*
10.39	Second Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Brian F. Coleman (27)*
10.40	Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Nat Krishnamurti (27)*
10.41	Credit Agreement dated December 19, 2019 by and among Wells Fargo Bank, National Association, as Agent, the Lenders that are parties thereto, Hudson Technologies, Inc. and the Borrowers Described Therein (28)
10.42	Guaranty and Security Agreement dated December 19, 2019 by and among the Grantors named therein and Wells Fargo Bank, National Association, as Agent (28)
10.43	Waiver and Fourth Amendment to Term Loan and Credit and Security Agreement dated December 19, 2019 (28)
10.44	Fourth Amended and Restated Employment Agreement dated December 19, 2019 between the Registrant and Kevin J. Zugibe (28)*
10.45	Third Amended and Restated Agreement dated December 19, 2019 between the Registrant and Brian F. Coleman (28)*
10.46	First Amendment to Credit Agreement dated April 23, 2020 with Wells Fargo Bank, National Association (29)
10.47	Fifth Amendment to Term Loan and Credit and Security Agreement dated April 23, 2020 (29)
10.48	Fourth Amended and Restated Agreement dated as of June 24, 2020 between the Registrant and Brian F. Coleman (30)*
10.49	Agreement dated September 14, 2020 between the Company and Kenneth Gaglione (31)*
10.50	Amended and Restated Agreement dated September 30, 2019 between the Company and Kathleen L. Houghton (31)*
10.51	Hudson Technologies, Inc. 2020 Stock Incentive Plan (32)*
10.52	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (34)*
10.53	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (34)*
10.54	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (34)*
10.55	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (34)*
10.56	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with conditional vesting provisions (34)*
14	Code of Business Conduct and Ethics. (6)
21	Subsidiaries of the Company. (34)
23.1	Consent of BDO USA, LLP. (34)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (34)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (34)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (34)
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(7)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004 .
(8)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(12)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(15)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed August 9, 2017.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 11, 2017.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed December 21, 2018.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed August 15, 2018.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 16, 2018.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed November 15, 2018.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed November 23, 2018.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 3, 2018.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2019.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 20, 2019.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed May 15, 2020.
(30)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 20, 2020.
(31)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 16, 2020.
(32)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed June 30, 2020.
(33)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 13, 2020.
(34)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Pearl River, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Note 1 and 8 to the Company’s consolidated financial statements, the Company’s goodwill balance as of December 31, 2020 was $47.8 million. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit at December 31, 2020. Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if an event occurs or circumstances change that would make it more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company utilizes a weighted combination of the income approach and the market approach to determine the fair value of its reporting unit. Significant management estimates and assumptions are required to evaluate the comparable publicly traded companies used to derive the market multiples and the forecasts of future revenue, operating margins and discount rates. Additional uncertainty existed in the forecasts due to the COVID-19 pandemic impact on the economic environment.

We identified the determination of the fair value of the reporting unit as it relates to goodwill impairment assessment as a critical audit matter. Under the market approach, the reporting unit’s fair value was estimated using market multiple assumptions for comparable companies. Under the income approach, a discounted cash flow methodology was used that included: (i) management’s estimates, such as discount rates, terminal growth rates, and projections of revenue, operating margin and cash flows and (ii) assumptions related to general economic and market conditions, including inherent uncertainties regarding the projected impact of the COVID-19 pandemic. These estimates and assumptions require significant management judgment due to their highly subjective nature. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of goodwill impairment (if any). Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the appropriateness of the methodologies and reasonableness of assumptions used by management in determining the fair value of the reporting unit, including:

o	With respect to the market approach, assessing the appropriateness of the approach and evaluating the reasonableness of the comparable companies and market multiples selected for the reporting unit.

o	With respect to the income approach, evaluating the appropriateness of the approach and the methodology and the reasonableness of assumptions used through: (i) assessing actual results against management’s historical forecasts, underlying business strategies and management’s growth plans and (ii) evaluating reasonableness of forecasts with evidence obtained in other areas of the audit, including projected impact of the COVID-19 pandemic on the industry and the forecasted recovery period for the industry.

•	Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the appropriateness of the methodologies and the valuation models utilized by management to determine the fair values of the reporting unit, and (ii) assessing the reasonableness of certain assumptions incorporated into the valuation models including terminal growth rates and discount rates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1994.

Stamford, CT

March 12, 2021

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,348	$2,600
Trade accounts receivable – net	9,806	8,061
Inventories	44,460	59,238
Prepaid expenses and other current assets	6,528	4,525
Total current assets	62,142	74,424

Property, plant and equipment, less accumulated depreciation	21,910	23,674
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	23,150	26,012
Right of use asset	6,559	8,048
Other assets	85	192
Total Assets	$161,649	$180,153

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$7,644	$10,274
Accrued expenses and other current liabilities	19,417	18,120
Accrued payroll	1,394	724
Current maturities of long-term debt	7,314	3,008
Short-term debt	2,000	14,000
Total current liabilities	37,769	46,126
Deferred tax liability	1,355	1,192
Long-term lease liabilities	3,927	5,742
Long-term debt, less current maturities, net of deferred financing costs	77,976	81,982
Total Liabilities	121,027	135,042

Commitments and contingencies

Stockholders' equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 43,347,887 and 42,628,560, respectively	433	426
Additional paid-in capital	118,269	117,557
Accumulated deficit	(78,080)	(72,872)
Total Stockholders' Equity	40,622	45,111

Total Liabilities and Stockholders' Equity	$161,649	$180,153

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2020	2019
Revenues	$147,605	$162,059
Cost of sales	112,195	144,894
Gross profit	35,410	17,165

Operating expenses:
Selling, general and administrative	26,644	30,018
Amortization	2,862	2,931
Total operating expenses	29,506	32,949

Operating income (loss)	5,904	(15,784)

Other expense:
Interest expense	(12,330)	(18,911)
Other income	1,033	9,411
Total other expense	(11,297)	(9,500)

Loss before income taxes	(5,393)	(25,284)

Income tax (benefit) expense	(185)	656

Net loss	$(5,208)	$(25,940)

Net loss per common share – Basic	$(0.12)	$(0.61)
Net loss per common share – Diluted	$(0.12)	$(0.61)

Weighted average number of shares outstanding – Basic	42,710,381	42,613,478

Weighted average number of shares outstanding – Diluted	42,710,381	42,613,478

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2019	42,602,431	$426	$115,719	$(46,932)	$69,213

Issuance of common stock upon exercise of stock options	10,000	—	9	—	9

Issuance of common stock for services	16,129	—	10	—	10

Value of share-based arrangements	—	—	1,819	—	1,819

Net loss	—	—	—	(25,940)	(25,940)

Balance at December 31, 2019	42,628,560	$426	$117,557	$(72,872)	$45,111

Issuance of common stock upon exercise of stock options	683,613	7	56	—	63

Issuance of common stock for services	35,714	—	35	—	35

Value of share-based arrangements	—	—	621	—	621

Net loss	—	—	—	(5,208)	(5,208)

Balance at December 31, 2020	43,347,887	$433	$118,269	$(78,080)	$40,622

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,208)	$(25,940)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,234	4,185
Amortization of intangible assets	2,862	2,932
Gain on insurance proceeds	(1,000)	—
Lower of cost or net realizable value inventory adjustment	(3,935)	(740)
Allowance for doubtful accounts	880	(76)
Amortization of deferred finance cost	1,127	2,791
Value of share-based payment arrangements	656	1,829
Write-off of intangible assets	—	507
Deferred tax expense	163	749
Non-cash adjustment of cylinder deposits	—	(502)
Changes in assets and liabilities:
Trade accounts receivable	(2,625)	6,080
Inventories	18,713	43,464
Prepaid and other assets	(2,192)	(579)
Lease obligations	12	58
Income taxes receivable/payable	(300)	108
Accounts payable and accrued expenses	(700)	(1,045)
Cash provided by operating activities	11,687	33,821

Cash flows from investing activities:
Additions to property, plant and equipment	(1,470)	(1,011)
Proceeds from insurance policy	1,000	—
Cash used in investing activities	(470)	(1,011)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercises of stock options	63	9
Borrowing- Paycheck Protection Program	2,475	—
Payment of deferred financing costs	—	(1,346)
Repayment of short-term debt – net	(12,000)	(15,000)
Repayment of long-term debt	(3,007)	(16,145)
Cash used in financing activities	(12,469)	(32,482)

(Decrease) increase in cash and cash equivalents	(1,252)	328
Cash and cash equivalents at beginning of period	2,600	2,272
Cash and cash equivalents at end of period	$1,348	$2,600

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$11,380	$15,162
Refund received for income taxes- net	$(48)	$(202)

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc., incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site, consisting of system decontamination to remove moisture, oils and other contaminants. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also generates carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company, and Aspen Refrigerants (“Aspen” or “ARI”), a division of Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

During the year ended December 31, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

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

Consolidation

The consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. The Company does not present a statement of comprehensive income (loss) as its comprehensive income (loss) is the same as its net income (loss).

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at December 31, 2020 and December 31, 2019, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2020 and December 31, 2019. Please see Note 2 for further details.

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

For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenues and at December 31, 2020, there were $2.9 million of outstanding receivables from this customer. For the year ended December 31, 2019, one customer accounted for 14% of the Company’s revenues and at December 31, 2019, there were $1.8 million of outstanding receivables from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment on an annual basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit at December 31, 2020. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

In 2019, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique (the discounted cash flows method) and a market-based valuation technique, to determine the fair value of its reporting unit. The Company also performed a similar quantitative test for its annual impairment testing date in 2020.

The discounted cash flow methodology included: (i) management's estimates, such as discount rates, terminal growth rates, and projections of revenue, operating margin and cash flows and (ii) assumptions related to general economic and market conditions, including inherent uncertainties regarding the projected impact of the COVID-19 pandemic. The Company initially established a forecast of the estimated future net cash flows, which were then discounted to their present value. The market-based valuation technique utilizes market multiple assumptions for comparable companies to estimate the fair value of the reporting unit.

There were no goodwill impairment losses recognized in 2019 or 2020.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company has used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company recorded approximately $8.1 million as total right-of-use assets and total lease liabilities on its consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. Please see Note 6 for further details and current balances.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability was assumed as part of the ARI acquisition and the balance was $10.8 million and $9.5 million at December 31, 2020 and 2019, respectively.

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

The Company's revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2020	2019
(in thousands)
Product and related sales	$143,210	$157,512
RefrigerantSide ® Services	4,395	4,547
Total	$147,605	$162,059

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company  has evaluated its options under the carryback provision and filed a claim for refund, resulting in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has recorded a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification results in a $2,154,000 increase in allowable interest expense, which in turn results in an increase to our net operating losses of $2,154,000 in the year ended December 31, 2020. However, the impact of the additional interest expense did not impact our income tax provision since the increase in the deferred tax asset for net operating losses was offset by an increase to the valuation allowance.

As of December 31, 2020, the Company had NOLs of approximately $46.1 million, of which $40.7 million have no expiration date and $5.4 million expire through 2023. As of December 31, 2020, the Company had state tax NOLs of approximately $31.2 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2019 and 2020, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and December 31, 2020, with an ending balance of $19.0 million as of December 31, 2020.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2020 and December 31, 2019, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2020	2019
Net loss	$(5,208)	$(25,940)

Weighted average number of shares – basic	42,710,381	42,613,478
Shares underlying options	---	---
Weighted average number of shares outstanding – diluted	42,710,381	42,613,478

During the years ended December 31, 2020 and 2019, certain options aggregating 5,329,515 and 7,042,377 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which each amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is still evaluating the impact of this ASU.

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

Note 3 - Trade accounts receivable – net

At December 31, 2020 and 2019, trade accounts receivable are net of reserves for doubtful accounts of $1.6 million and $0.7 million, respectively. The following table represents the activity occurring in the reserves for doubtful accounts in 2020 and 2019.

(in thousands)	Beginning Balance at January 1	Net additions charged to Operations	Deductions and Other	Ending Balance at December 31
2020	$710	$880	$7	$1,597
2019	$1,178	$(76)	$(392)	$710

Note 4- Inventories

Inventories consist of the following:

	December 31, 2020	December 31, 2019
(in thousands)
Refrigerants and cylinders	$53,593	$72,088
Less: net realizable value adjustments	(9,133)	(12,850)
Total	$44,460	$59,238

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

December 31 ,	2020	2019	Estimated Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,072	3,045	25-39 years
- Cylinders	13,624	13,273	15-30 years
- Equipment	25,138	24,953	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,537	1,574	3-5 years
- Lab and computer equipment, software	3,103	3,077	2-8 years
- Furniture & fixtures	679	679	5-10 years
- Leasehold improvements	852	842	3-5 years
- Equipment under construction	944	73
Subtotal	52,284	50,851
Accumulated depreciation	30,374	27,177
Total	$21,910	$23,674

Depreciation expense for the years ended December 31, 2020 and 2019 was $3.2 million and $4.2 million, respectively, of which $1.7 million and $2.7 million, respectively, were included as cost of sales in the Company’s Consolidated Statements of Operations.

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

Operating lease expense of $3.0 million and $2.8 million, for the years ended December 31, 2020 and 2019, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Lease Payments	December 31, 2020
(in thousands)
-2021	2,282
-2022	1,117
-2023	969
-2024	943
-Thereafter	2,984
Total undiscounted operating lease payments	8,295
Less imputed interest	(1,665)
Present value of operating lease liabilities	$6,630

Balance Sheet Classification

December 31 ,	2020	2019
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,703	$2,364
Long-term lease liabilities	3,927	5,742
Total operating lease liabilities	$6,630	$8,106

Other Information

December 31 ,	2020	2019
Weighted-average remaining term for operating leases	4.86 years	5.77 years
Weighted-average discount rate for operating leases	8.78%	8.74%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities for the years ended December 31, 2020 and 2019 was $3.0 million and $2.8 million and is included in operating cash flows.

Note 7 - Income taxes

Loss before income taxes for the years ended December 31, 2020 and 2019 was $5.4 million and $25.3 million, respectively. Income tax expense (benefit) for the years ended December 31, 2020 and 2019 was ($0.2) million and $0.7 million, respectively. The income tax expense for each of the years ended December 31, 2020 and 2019 was for federal and state income tax at statutory rates applied to the adjusted pre-tax income for each of the periods.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2020	2019
(in thousands)
Current:

Federal	$(428)	$(124)
State and local	80	31
	(348)	(93)
Deferred:
Federal	80	366
State and local	83	383
	163	749
(Benefit) expense for income taxes	$(185)	$656

Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2020	2019
Income tax rates
- Statutory U.S. federal rate	21%	21%
- State income taxes, net of federal benefit	0%	0%
- Excess tax benefits related to stock compensation	0%	0%
- AMT credit and NOL Carryback	8%	1%
- Lobbying	(1)%	0%
- Meals & Entertainment	(1)%	—
- Officer’s Life Insurance	4%	0%
- Change in valuation allowance	(28)%	(25)%

Total	3%	(3)%

As of December 31, 2020, the Company had NOLs of approximately $46.1 million, of which $40.7 million have no expiration date (subject to annual limitations of 80% of tax earnings) and $5.4 million expire through 2023 (subject to annual limitations of approximately $1.3 million). As of December 31, 2020, the Company had state tax NOLs of approximately $31.2 million expiring in various years.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31,	2020	2019
(in thousands)
- Depreciation & amortization	$(7,424)	$(4,899)
- Reserves for doubtful accounts	324	163
- Inventory reserve	1,408	2,083
- Non qualified stock options	1,219	965
- Net operating losses	11,963	11,016
- AMT credit	—	47
- Deferred interest	10,114	8,351
- Deferred bonus	74	—
- Valuation allowance	(19,033)	(18,918)
Total	(1,355)	(1,192)

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018 and 2019, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and December 31, 2020, with an ending balance of $19.0 million as of December 31, 2020.

The Company’s 2016 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2019, the state statutes of limitations remain open for tax years subsequent to 2015. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Note 8 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. In both 2019 and 2020, due to a significant selling price correction leading to unfavorable market conditions, the Company performed a quantitative test by weighing the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique to determine its reporting units’ fair values.

There were no goodwill impairment losses recognized for the years ended December 31, 2020 and 2019. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At December 31, 2020 and December 31, 2019 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		2020			2019
	Amortization	Gross			Gross
December 31,	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$386	$—	$386	$383	$3
Covenant not to compete	6 – 10	1,270	937	333	1,270	783	487
Customer relationships	3 – 12	31,560	9,167	22,393	31,560	6,506	25,054
Above market leases	13	567	143	424	567	99	468
Licenses	10	1,000	1,000	—	1,000	1,000	—
Totals identifiable intangible assets		$34,783	$11,633	$23,150	$34,783	$8,771	$26,012

The amortization of intangible assets for the years ended December 31, 2020 and 2019, were $2.9 million and $2.9 million respectively. Future estimated amortization expense is as follows: 2021 - $2.8 million, 2022 - $2.8 million, 2023 - $2.8 million, 2024- $2.8 million, 2025-$2.5 million and thereafter - $9.5 million.

Note 9 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2020	2019
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$2,000	$14,000
- Loan from Paycheck Protection Program- current	2,062	-
- Capital lease obligation- current	4	-
- Term loan facility - current	5,248	3,008
Subtotal	9,314	17,008
Long-term debt:
- Term loan facility- net of current portion of long-term debt	79,867	85,115
- Loan from Paycheck Protection Program- net of current portion	413	-
- Capital lease obligations	-	3
- Less: deferred financing costs on term loan	(2,304)	(3,136)
Subtotal	77,976	81,982

Total short-term & long-term debt	$87,290	$98,990

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of December 31, 2020 and 2019, the TLR was approximately 5.84 to 1 and 11.22 to 1, respectively.

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

The Fourth Amendment also added a new covenant providing that in the event of a breach of a financial covenant contained in the Term Loan Facility or any failure to make a required principal repayment (a “Trigger Event”), then on or prior to six months after a Trigger Event, the Company shall commence a process to (x) sell its businesses and/or assets, and/or (y) consummate a refinancing transaction with respect to the Term Loan Facility (a “Transaction”), in each case, subject to enumerated time milestones contained in the Fourth Amendment, and which requires that Transaction shall, in any event, be consummated on or prior to the eighteen (18) month anniversary of the Trigger Event.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of December 31, 2020.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first six months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations.  The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. The Company has applied for loan forgiveness and intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain full forgiveness of the loan based on current guidelines.

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through June 2020 and bore interest ranging from 0.0% to 8.3%. All such loans have been repaid in full at December 31, 2020.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at December 31, 2020 under leases which have been classified as capital leases.

Scheduled maturities of the Company's long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
-2021	$5,251
-2022	5,248
-2023	74,620
-2024	--
-2025	--
Thereafter	--
Total	$85,119

Note 10 - Commitments and contingencies

Rents and operating leases

The Company utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties:

Properties

Location	Annual Rent	Lease Expiration Date
Auburn, Washington	$60,000	Month to Month
Baton Rouge, Louisiana	$24,600	Month to Month
Champaign, Illinois	$654,000	12/2024
Champaign, Illinois (2nd location)	$305,000	9/2021
Charlotte, North Carolina	$31,000	5/2021
Escondido, California	$219,000	6/2022
Hampstead, New Hampshire	$33,000	8/2022
Long Beach, California	$27,600	2/2022
Long Island City, New York	$815,000	7/2021
Ontario, California	$110,400	12/2021
Pearl River, New York	$150,000	12/2021
Riverside, California	$27,000	Month to Month
Rantoul, Illinois	$36,000	2/2021
Smyrna, Georgia	$465,000	7/2030
Stony Point, New York	$105,000	6/2021

The Company rents properties and various equipment under operating leases. Operating lease expense for the years ended December 31, 2020 and 2019 totaled approximately $3.0 million and $2.8 million. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Note 11 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2020 and 2019, the share-based compensation expense of $0.7 million and $1.8 million, respectively, is reflected in General and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2020 there were 4,070,936 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years.

ISOs granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the Plans may not be granted at a price less than the fair market value of the common stock. Options granted under the Plans expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No.110, Share-Based Payment, to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended December 31,	2020	2019
Assumptions
Dividend yield	0%	0%
Risk free interest rate	0.27%-0.29%	1.43%-2.47%
Expected volatility	101%-103%	65%-76%
Expected lives	2.75-5 years	3-5 years

A summary of the activity for the Company's Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	4,415,397	$1.20
-Cancelled	(527,820)	$1.23
-Exercised	(10,000)	$0.89
-Granted	3,164,800	$0.79
Outstanding at December 31, 2019	7,042,377	$1.01
-Cancelled	--	$--
-Exercised	(1,967,562)	$0.91
-Granted	254,700	$1.11
Outstanding at December 31, 2020	5,329,515	$1.06

Options to purchase 254,700 shares were granted in 2020, of which 187,132 shares vested in 2020, and 67,568 will vest in 2021.

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2020 and 2019 of:

	Number of	Weighted Average Remaining Contractual	Weighted Average
December 31, 2020	Options	Life	Exercise Price
Options outstanding	5,329,515	3.55	$1.06
Options vested	5,261,947	3.54	$1.05
Options unvested	67,568	4.71	$1.23

	Number of	Weighted Average Remaining Contractual	Weighted Average
December 31, 2019	Options	Life	Exercise Price
Options outstanding	7,042,377	5.0 years	$1.01
Options vested	5,922,377	4.0 years	$1.06
Options unvested	1,120,000	10.0 years	$0.75

The intrinsic values of options outstanding at December 31, 2020 and 2019 are $0.7 million and $0.7 million, respectively.

The intrinsic value of options unvested at December 31, 2020 and 2019 are $0.0 million and $0.3 million, respectively.

The intrinsic values of options vested and exercised during the years ended 2020 and 2019 were as follows:

	2020	2019
Intrinsic value of options vested	$393,952	$436,000
Intrinsic value of options exercised	$843,893	$11,100

Note 12 – Other income

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman
Brian F. Coleman, Chairman and Chief Executive Officer

Date:	March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian F. Coleman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2021
Brian F. Coleman

/s/ Nat Krishnamurti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021
Nat Krishnamurti

/s/ Vincent P. Abbatecola	Director	March 12, 2021
Vincent P. Abbatecola

/s/ Richard D. Caruso	Director	March 12, 2021
Richard D. Caruso

/s/ Jill K. Frizzley	Director	March 12, 2021
Jill K. Frizzley

/s/ Stephen P. Mandracchia	Director	March 12, 2021
Stephen P. Mandracchia

/s/ Dominic J. Monetta	Director	March 12, 2021
Dominic J. Monetta

/s/ Otto C. Morch	Director	March 12, 2021
Otto C. Morch

/s/ Richard Parrillo	Director	March 12, 2021
Richard Parrillo

/s/ Eric A. Prouty	Director	March 12, 2021
Eric A. Prouty