Form 10-Q
period 2021-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2021-05-11
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	43,385,092 shares
Class	Outstanding at May 1, 2021

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,775	$1,348
Trade accounts receivable – net	13,943	9,806
Inventories – net	47,613	44,460
Prepaid expenses and other current assets	7,455	6,528
Total current assets	71,786	62,142

Property, plant and equipment, less accumulated depreciation	21,353	21,910
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	22,452	23,150
Right of use asset	6,049	6,559
Other assets	84	85
Total Assets	$169,527	$161,649

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,974	$7,644
Accrued expenses and other current liabilities	20,350	19,417
Accrued payroll	1,294	1,394
Short-term debt	10,000	7,314
Current maturities of long-term debt	7,725	2,000
Total current liabilities	48,343	37,769
Deferred tax liability	1,413	1,355
Long-term lease liabilities	3,407	3,927
Long-term debt, less current maturities	76,456	77,976
Total Liabilities	129,619	121,027

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 43,371,691 and 43,347,887, respectively	434	433
Additional paid-in capital	118,630	118,269
Accumulated deficit	(79,156)	(78,080)
Total Stockholders’ Equity	39,908	40,622

Total Liabilities and Stockholders’ Equity	$169,527	$161,649

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three-month period ended March 31,
	2021	2020
Revenues	$33,780	$36,350
Cost of sales	24,642	28,003
Gross profit	9,138	8,347

Operating expenses:
Selling, general and administrative	6,748	7,265
Amortization	698	716
Total operating expenses	7,446	7,981

Operating income	1,692	366

Interest expense	(2,817)	(3,311)

Loss before income taxes	(1,125)	(2,945)

Income tax (benefit)	(49)	(60)

Net loss	$(1,076)	$(2,885)

Net loss per common share – Basic	$(0.02)	$(0.07)
Net loss income per common share – Diluted	$(0.02)	$(0.07)
Weighted average number of shares outstanding – Basic	43,353,213	42,628,560
Weighted average number of shares outstanding – Diluted	43,353,213	42,628,560

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2020	42,628,560	$426	$117,557	$(72,872)	$45,111

Value of share-based arrangements	-	-	125	-	125

Net loss	-	-	-	(2,885)	(2,885)

Balance at March 31, 2020	42,628,560	$426	$117,682	$(75,757)	$42,351

Balance at January 1, 2021	43,347,887	433	118,269	(78,080)	40,622

Issuance of common stock upon exercise of stock options	23,804	1	-	-	1

Value of share-based arrangements	-	-	361	-	361

Net loss	-	-	-	(1,076)	(1,076)

Balance at March 31, 2021	43,371,691	434	118,630	(79,156)	39,908

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three-month period ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,076)	$(2,885)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	847	1,078
Amortization of intangible assets	698	716
Amortization of lease right of use asset, net	(4)	7
Lower of cost or net realizable value adjustment	(763)	(868)
Allowance for doubtful accounts	28	432
Value of share-based arrangements	361	125
Amortization of deferred finance costs	277	280
Deferred tax (benefit)	59	(13)
Changes in assets and liabilities:
Trade accounts receivable	(4,165)	(7,824)
Inventories	(2,390)	1,818
Prepaid and other assets	(998)	364
Income taxes receivable	335	—
Accounts payable and accrued expenses	1,822	3,175
Cash used in operating activities	(4,969)	(3,595)

Cash flows from investing activities:
Additions to property, plant, and equipment	(290)	(188)
Cash used in investing activities	(290)	(188)

Cash flows from financing activities:
Borrowing of short-term debt – net	8,000	8,000
Repayment of long-term debt	(1,314)	(566)
Cash provided by financing activities	6,686	7,434

Increase in cash and cash equivalents	1,427	3,651
Cash and cash equivalents at beginning of period	1,348	2,600
Cash and cash equivalents at end of period	$2,775	$6,251

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$2,480	$2,186

Cash refund from income taxes – net	$(442)	$(30)

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

The Company is a leading provider of sustainable refrigerant products and services to the Heating Ventilation Air Conditioning and Refrigeration (“HVACR”) industry. For nearly three decades, we have demonstrated our commitment to our customers and the environment by becoming one of the first in the United States and largest refrigerant reclaimers through multimillion dollar investments in the plants and advanced separation technology required to recover a wide variety of refrigerants and restoring them to Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”) standard for reuse as certified EMERALD Refrigerants™.

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

During the year ended December 31, 2020 and continuing through the three months ended March 31, 2021, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at March 31, 2021 and December 31, 2020, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of March 31, 2021 and December 31, 2020. See Note 2 for further details.

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

For the three-month period ended March 31, 2021 there was one customer accounting for 14% of the Company’s revenues and at March 31, 2021 there were $2.3 million of accounts receivable from this customer. For the three-month period ended March 31, 2020 there was one customer accounting for 13% of the Company’s revenues and at March 31, 2020 there were $2.7 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment on an annual basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit at March 31, 2021. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2020 or the quarter ended March 31, 2021.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability was assumed as part of the ARI acquisition and the balance was $11.0 million and $10.8 million at March 31, 2021 and December 31, 2020, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further, starting in 2021, the 100% NOL utilization reverts back to the pre-CARES Act limitation of 80% of taxable income. The Company has evaluated its options under the carryback provision and filed a claim for refund, resulting in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has recorded a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020.

As of March 31, 2021, the Company had NOLs of approximately $45.8 million, of which $40.4 million have no expiration date and $5.4 million expire through 2023. As of March 31, 2021, the Company had state tax NOLs of approximately $31.2 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019 and 2020, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019, 2020 and March 31, 2021, with an ending balance of $21.0 million as of March 31, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions.

Loss per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted loss per share. The reconciliation of shares used to determine net loss per share is as follows (dollars in thousands, unaudited):

	Three Month Period Ended March 31,
	2021	2020
Net loss	$(1,076)	$(2,885)

Weighted average number of shares – basic	43,353,213	42,628,560
Shares underlying options	-	-
Weighted average number of shares outstanding – diluted	43,353,213	42,628,560

During the three-month periods ended March 31, 2021 and 2020, certain options aggregating 5,589,993 shares and 7,042,377 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
(in thousands)
Refrigerant and cylinders	$55,982	$53,593
Less: net realizable value adjustments	(8,369)	(9,133)
Total	$47,613	$44,460

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31, 2021	December 31, 2020	Estimated Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,077	3,072	25-39 years
- Cylinders	13,539	13,624	15-30 years
- Equipment	25,215	25,138	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,586	1,537	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	679	679	5-10 years
- Leasehold improvements	852	852	3-5 years
- Equipment under construction	1,188	944
Subtotal	52,574	52,284
Accumulated depreciation	31,221	30,374
Total	$21,353	$21,910

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.8 million and $1.1 million, respectively.

Note 5 - Leases

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

Operating lease expense of $0.8 million and $0.7 million, for the three months ended March 31, 2021 and 2020, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2021.

Maturity of Lease Payments	March 31, 2021
(unaudited)
(in thousands)
-2021 (remaining)	$1,522
-2022	1,153
-2023	1,066
-2024	937
-Thereafter	2,856
Total undiscounted operating lease payments	7,534
Less imputed interest	(1,420)
Present value of operating lease liabilities	$6,114

Balance Sheet Classification

March 31, 2021
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,707
Long-term lease liabilities	3,407
Total operating lease liabilities	$6,114

Other Information

March 31, 2021
Weighted-average remaining term for operating leases	4.64 years
Weighted-average discount rate for operating leases	8.79%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $0.8 million during the three months ended March 31, 2021 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the period ended March 31, 2021 and year ended December 31, 2020. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At March 31, 2021 and December 31, 2020 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		March 31, 2021			December 31, 2020
			(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Patents	5	$386	$386	$—	$386	$386	$—
Covenant not to compete	6 - 10	1,270	958	312	1,270	937	333
Customer relationships	10 - 12	31,560	9,833	21,727	31,560	9,167	22,393
Above market leases	13	567	154	413	567	143	424
Totals identifiable intangible assets		$33,783	$11,331	$22,452	$33,783	$10,633	$23,150

Amortization expense for the three months ended March 31, 2021 and 2020 was $0.7 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month periods ended March 31, 2021 and 2020, share-based compensation expense of $0.4 million and $0.1 million, respectively, are reflected in Selling, general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2021 there were 3,786,653 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 415,478 and 0 shares of common stock granted during the three-months periods ended March 31, 2021 and 2020, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

Stock Option Plan Totals	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	7,042,377	$1.01
-Cancelled	--	$--
-Exercised	(1,967,562)	$0.91
-Granted	254,700	$1.11
Outstanding at December 31, 2020	5,329,515	$1.06
-Exercised	(155,000)	$1.09
-Granted	415,478	$1.60
Outstanding at March 31, 2021, unaudited	5,589,993	$1.10

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2021 of:

		Weighted Average Remaining	Weighted Average
	Number of Options	Contractual Life	Exercise Price
Options outstanding and vested	5,522,425	3.5 years	$1.09

The intrinsic value of options outstanding at March 31, 2021 and December 31, 2020 were $3.1 million and $0.7 million, respectively.

The intrinsic value of options unvested at March 31, 2021 and December 31, 2020 were $25,676 and $0, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 were $49,050 and $0, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	March 31, 2021	December 31, 2020
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$10,000	$2,000
- Loan from Paycheck Protection Program- current	2,475	2,062
- Capital lease obligation- current	2	4
- Term loan facility – current	5,248	5,248
Subtotal	17,725	9,314
Long-term debt:
- Term loan facility- net of current portion of long-term debt	78,555	79,867
- Loan from Paycheck Protection Program- net of current portion	-	413
- Less: deferred financing costs on term loan	(2,099)	(2,304)
Subtotal	76,456	77,976

Total short-term & long-term debt	$94,181	$87,290

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of March 31, 2021 and December 31, 2020, the TLR was approximately 6.18 to 1 and 5.84 to 1, respectively.

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

The Fourth Amendment also (i) continues the limitation on acquisitions and dividends, (ii) required a principal repayment of $14,000,000 upon execution of the Fourth Amendment and (iii) increased the scheduled quarterly principal repayments to $562,000 effective March 31, 2020 and $1,312,000 effective December 31, 2020.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of March 31, 2021.

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

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through July 2021 and bore interest ranging from 0.0% to 8.3%. All such loans have been repaid in full at March 31, 2021.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at March 31, 2021 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended March 31,	Amount
(in thousands)
-2022	$5,250
-2023	5,248
-2024	73,307
-2025	--
-2026	--
Thereafter	--
Total	$83,805

Note 9 – Related Party Transactions

Stephen P. Mandracchia served as Vice President – Legal and Regulatory and Secretary of the Company through May 3, 2019 and since that date served the Company in a consulting role through August 31, 2020. From May 6, 2019 through December 31, 2019, Mr. Mandracchia received a monthly consulting fee of $10,000 and such fee was increased to $12,000 per month effective January 1, 2020. Mr. Mandracchia is the brother-in-law of the deceased Kevin J. Zugibe, the Company’s former Chairman of the Board and Chief Executive Officer. Effective September 1, 2020, Mr. Mandracchia became a member of the Company’s Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, the impact of the current COVID-19 pandemic, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2020, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Impact of COVID-19 Pandemic

During the year ended December 31, 2020 and continuing through the three months ended March 31, 2021, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

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

We operate in a “critical infrastructure industry” and are an essential business as defined by the United States government as we procure, process, service and deliver refrigerants to the government and wholesale and retail organizations, which also service both residential homes and commercial institutions throughout the United States. While the conditions in the United States and the economy have been impacted, we have been effectively running our operations, including the following:

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

There were no goodwill impairment losses recognized in 2020 or the quarter ended March 31, 2021.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 3 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further, starting in 2021, the 100% NOL utilization reverts back to the pre-CARES Act limitation of 80% of taxable income. The Company  has evaluated its options under the carryback provision and filed a claim for refund, resulting in a cash benefit. Further, the CARES Act accelerates the refund of the alternative minimum tax credits to allow a full refund of any remaining credit amount in taxable years beginning in 2019. The credits were originally fully refundable in taxable years beginning in 2021. As a result, the Company has recorded a preliminary $47,000 tax benefit related to the alternative minimum tax refund in the quarter ended March 31, 2020 and an additional $380,000 in the quarter ended June 30, 2020. Finally, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020.

As of March 31, 2021, the Company had NOLs of approximately $45.8 million, of which $40.4 million have no expiration date and $5.4 million expire through 2023. As of March 31, 2021, the Company had state tax NOLs of approximately $31.2 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019 and 2020, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019, 2020 and March 31, 2021, with an ending balance of $21.0 million as of March 31, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions.

Overview

The Company is a leading provider of sustainable refrigerant products and services to the Heating Ventilation Air Conditioning and Refrigeration (“HVACR”) industry. For nearly three decades, we have demonstrated our commitment to our customers and the environment by becoming one of the United States’ largest refrigerant reclaimers through multimillion dollar investments in the plants and advanced separation technology required to recover a wide variety of refrigerants and restoring them to Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”) standard for reuse as certified EMERALD Refrigerants™.

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

The Company also sells industrial gases to a variety of industry customers, predominantly to users in, or involved with, the US Military.  In July 2016, the Company was awarded, as prime contractor, a five-year fixed price contract, including a five-year renewal option, awarded to it by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries.  Primary users include the US Army, Navy, Air Force, Marine Corps and Coast Guard. Our contract with DLA expires in July 2021 unless the five-year renewal option is exercised by DLA. Although we currently expect that DLA will renew the agreement, there can be no assurance that the agreement will be renewed.

Results of Operations

Three-month period ended March 31, 2021 as compared to the three-month period ended March 31, 2020

Revenues for the three-month period ended March 31, 2021 were $33.8 million, a reduction of $2.6 million or 7% from the $36.4 million reported during the comparable 2020 period. Most of the variance is due to a decline in volume, partially offset by a higher selling price of certain refrigerants sold. Starting in late March 2020, the COVID-19 virus pandemic negatively impacted our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., which negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the three-month period ended March 31, 2021 was $24.6 million or 73% of sales. The cost of sales for the three-month period ended March 31, 2020 was $28.0 million or 77% of sales. The reduction in the cost of sales percentage from 77% to 73% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the first quarter of 2021 when compared to the first quarter of 2020.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2021 were $6.7 million, a decrease of $0.6 million from the $7.3 million reported during the comparable 2020 period. The decrease in SG&A was mainly due to reduced professional fees, partially offset by an increase in stock compensation expense.

Amortization expense for both of the three-month periods ended March 31, 2021 and 2020 was $0.7 million.

Interest expense for the three-month period ended March 31, 2021 was $2.8 million, compared to the $3.3 million reported during the comparable 2020 period. Interest expense was lower due to reduced debt as a result of principal payments made on the term loan.

The income tax benefit for both of the three-month periods ended March 31, 2021 and 2020 was $0.1 million. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a full valuation allowance as of March 31, 2021.

The net loss for the three-month period ended March 31, 2021 was $1.1 million, a decrease of $1.8 million from the $2.9 million of net loss reported during the comparable 2020 period. The reduction in net loss was primarily due to reduced Cost of sales, SG&A, and interest expense, as previously discussed.

Liquidity and Capital Resources

At March 31, 2021, the Company had working capital, which represents current assets less current liabilities, of $23.4 million, a decrease of $1.0 million from the working capital of $24.4 million at December 31, 2020. The decrease in working capital is primarily attributable to timing of borrowings, accounts receivable and inventory.

Inventory and trade receivables are principal components of current assets. At March 31, 2021, the Company had inventories of $47.6 million, an increase of $3.1 million from $44.5 million at December 31, 2020. The increase in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (which are currently in the process of being phased down). At March 31, 2021, the Company had trade receivables, net of allowance for doubtful accounts, of $13.9 million, an increase of $4.1 million from $9.8 million at December 31, 2020, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used in operating activities for the three-month period ended March 31, 2021 was $5.0 million, when compared to net cash used in operating activities of $3.6 million for the comparable 2020 period. The variance is primarily due to timing of accounts receivable and inventory balances.

Net cash used in investing activities for the three-month period ended March 31, 2021 was $0.3 million compared with net cash used in investing activities of $0.2 million for the comparable 2020 period.

Net cash provided by financing activities for the three-month period ended March 31, 2021 was $6.7 million compared with net cash provided by financing activities of $7.4 million for the comparable 2020 period. The variance is mainly due to the additional principal paydown of the term loan starting in the fourth quarter of 2020, as required by the term loan agreement.

At March 31, 2021, cash and cash equivalents were $2.8 million, or approximately $1.5 million higher than the $1.3 million of cash and cash equivalents at December 31, 2020.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of March 31, 2021 and December 31, 2020 and 2020, the TLR was approximately 6.18 to 1 and 5.84 to 1, respectively.

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

The Fourth Amendment also (i) continues the limitation on acquisitions and dividends, (ii) required a principal repayment of $14,000,000 upon execution of the Fourth Amendment and (iii) increased the scheduled quarterly principal repayments to $562,000 effective March 31, 2020 and $1,312,000 effective December 31, 2020.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of March 31, 2021.

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

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin HCFC and HFC refrigerants and reclaimable, primarily HCFC and CFC, refrigerants from suppliers and its customers. Under the Clean Air Act the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and has been fully phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the three-month period ended March 31, 2021 there was one customer accounting for 14% of the Company’s revenues and at March 31, 2021 there were $2.3 million of accounts receivable from this customer. For the three-month period ended March 31, 2020 there was one customer accounting for 13% of the Company’s revenues and at March 31, 2020 there were $2.7 million of accounts receivable from this customer.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility is a $60,000,000 secured facility with a $10,000,000 outstanding balance as of March 31, 2021. The Term Loan Facility has a balance of $83,802,500 as of March 31, 2021. Future interest rate changes on our borrowing under the Term Loan Facility and the Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors Section in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2020. There have been no material changes to such matters during the quarter ended March 31, 2021.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	May 11, 2021
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 11, 2021
	Nat Krishnamurti	Date
Chief Financial Officer