Form 10-Q
period 2021-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2021-08-11
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2021

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	43,868,783 shares
Class	Outstanding at August 2, 2021

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,873	$1,348
Trade accounts receivable – net	33,314	9,806
Inventories – net	48,251	44,460
Prepaid expenses and other current assets	11,186	6,528
Total current assets	94,624	62,142

Property, plant and equipment, less accumulated depreciation	20,634	21,910
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	21,753	23,150
Right of use asset	5,554	6,559
Other assets	314	85
Total Assets	$190,682	$161,649

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,936	$7,644
Accrued expenses and other current liabilities	27,334	19,417
Accrued payroll	1,859	1,394
Short-term debt	14,000	2,000
Current maturities of long-term debt	7,724	7,314
Total current liabilities	59,853	37,769
Deferred tax liability	1,472	1,355
Long-term lease liabilities	2,809	3,927
Long-term debt, less current maturities	75,351	77,976
Total Liabilities	139,485	121,027

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 43,707,392 and 43,347,887, respectively	437	433
Additional paid-in capital	118,639	118,269
Accumulated deficit	(67,879)	(78,080)
Total Stockholders’ Equity	51,197	40,622

Total Liabilities and Stockholders’ Equity	$190,682	$161,649

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020

Revenues	$60,548	$47,677	$94,328	$84,027
Cost of sales	38,720	34,996	63,362	62,999
Gross profit	21,828	12,681	30,966	21,028

Operating expenses:
Selling, general and administrative	6,766	6,757	13,514	14,022
Amortization	699	716	1,397	1,432
Total operating expenses	7,465	7,473	14,911	15,454

Operating income	14,363	5,208	16,055	5,574

Other expense:
Net interest expense	2,872	3,132	5,689	6,446
Other (income) expenses	5	(8)	5	(11)
Total other expense	2,877	3,124	5,694	6,435

Income (loss) before income taxes	11,486	2,084	10,361	(861)

Income tax expense (benefit)	209	(302)	160	(362)

Net income (loss)	$11,277	$2,386	$10,201	$(499)

Net income(loss) per common share – Basic	$0.26	$0.06	$0.23	$(0.01)
Net income (loss) per common share – Diluted	$0.24	$0.06	$0.22	$(0.01)
Weighted average number of shares outstanding – Basic	43,498,908	42,628,560	43,426,463	42,628,560
Weighted average number of shares outstanding – Diluted	46,418,807	42,917,562	45,844,545	42,628,560

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 1, 2020	42,628,560	$426	$117,682	$(75,757)	$42,351

Stock compensation expense	—	—	208	—	208

Net Income	—	—	—	2,386	2,386

Balance at June 30, 2020	42,628,560	$426	$117,890	$(73,371)	$44,945

Balance at April 1, 2021	43,371,691	434	118,630	(79,156)	39,908

Issuance of common stock upon exercise of stock options	335,701	3	—	—	3

Stock compensation expense	—	—	9	—	9

Net income	—	—	—	11,277	11,277

Balance at June 30, 2021	43,707,392	437	118,639	(67,879)	51,197

Six Months Ended June 30,

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2020	42,628,560	$426	$117,557	$(72,872)	$45,111

Stock compensation expense	—	—	333	—	333

Net loss	—	—	—	(499)	(499)

Balance at June 30, 2020	42,628,560	$426	$117,890	$(73,371)	$44,945

Balance at January 1, 2021	43,347,887	433	118,269	(78,080)	40,622

Issuance of common stock upon exercise of stock options	359,505	4	—	—	4

Stock compensation expense	—	—	370	—	370

Net income	—	—	—	10,201	10,201

Balance at June 30, 2021	43,707,392	437	118,639	(67,879)	51,197

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six months
	ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,201	$(499)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,694	2,156
Amortization of intangible assets	1,397	1,432
Amortization of lease right of use asset, net	—	15
Lower of cost or net realizable value reserve	(1,752)	(2,163)
Allowance for doubtful accounts	53	427
Stock compensation expense	370	333
Amortization of deferred finance costs	558	526
Deferred tax (benefit) expense	117	46
Changes in assets and liabilities:
Trade accounts receivable	(23,562)	(17,683)
Inventories	(2,039)	12,831
Prepaid and other assets	(5,031)	805
Income taxes receivable	429	—
Accounts payable and accrued expenses	9,135	4,338
Cash (used in) provided by operating activities	(8,430)	2,564

Cash flows from investing activities:
Additions to property, plant, and equipment	(418)	(590)
Cash used in investing activities	(418)	(590)

Cash flows from financing activities:
Borrowing of short-term debt – net	12,000	1,931
Borrowing - Paycheck Protection Program	—	2,475
Repayment of long-term debt	(2,627)	(1,130)
Cash provided by financing activities	9,373	3,276

Increase in cash and cash equivalents	525	5,250
Cash and cash equivalents at beginning of period	1,348	2,600
Cash and cash equivalents at end of period	$1,873	$7,850

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$5,059	$5,997
Cash refund for income taxes – net	$(278)	$(58)

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

During the year ended December 31, 2020 and continuing through the six months ended June 30, 2021, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (“ASC”) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2020. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at June 30, 2021 and December 31, 2020, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2021 and December 31, 2020. See Note 2 for further details.

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

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information. The carrying value of the Company’s accounts receivable is reduced by the established allowance for doubtful accounts. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining accounts receivable balances. The Company adjusts its reserves based on factors that affect the collectability of the accounts receivable balances. At June 30, 2021, the Company had trade receivables of $35.1 million, allowance for doubtful accounts of $1.8 million, resulting in net accounts receivable of $33.3 million.

For the six month period ended June 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at June 30, 2021 there were $2.2 million of accounts receivable from this customer. For the six month period ended June 30, 2020 there was one customer accounting for 12% of the Company’s revenues and at June 30, 2020 there were $2.0 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment on an annual basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit at June 30, 2021. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2020 or the six months ended June 30, 2021.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option which has been exercised, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided.

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

As of June 30, 2021, the Company had NOLs of approximately $38.5 million, of which none have an expiration date. As of June 30, 2021, the Company had state tax NOLs of approximately $31.3 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019, 2020 and June 30, 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019, 2020 and June 30, 2021, with an ending balance of $14.0 million as of June 30, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions.

Income (Loss) per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted loss per share. The reconciliation of shares used to determine net loss per share is as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2021	2020	2021	2020
Net income (loss)	$11,277	$2,386	$10,201	$(499)

Weighted average number of shares - basic	43,498,908	42,628,560	43,426,463	42,628,560
Shares underlying options	2,919,899	289,002	2,418,082	—
Weighted average number of shares – diluted	46,418,807	42,917,562	45,844,545	42,628,560

During the three month periods ended June 30, 2021 and 2020, certain options aggregating 30,843 and 5,282,377 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2021 and 2020, certain options aggregating 199,694 and 7,042,377 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)
(in thousands)
Refrigerant and cylinders	$55,631	$53,593
Less: net realizable value adjustments	(7,380)	(9,133)
Total	$48,251	$44,460

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30,	December 31,	Estimated
	2021	2020	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,099	3,072	25-39 years
- Cylinders	13,352	13,624	15-30 years
- Equipment	25,221	25,138	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,740	1,537	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	679	679	5-10 years
- Leasehold improvements	852	852	3-5 years
- Equipment under construction	1,321	944
Subtotal	52,702	52,284
Accumulated depreciation	32,068	30,374
Total	$20,634	$21,910

Depreciation expense for the six months ended June 30, 2021 and 2020 was $1.7 million and $2.1 million, respectively.

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

Operating lease expense of $1.6 million and $1.5 million, for the six months ended June 30, 2021 and 2020, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2021.

June 30,
Maturity of Lease Payments	2021
(unaudited)
(in thousands)
-2021 (remaining)	$1,224
-2022	1,085
-2023	1,061
-2024	808
-Thereafter	2,719
Total undiscounted operating lease payments	6,897
Less imputed interest	(1,274)
Present value of operating lease liabilities	$5,623

Balance Sheet Classification

June 30,
2021
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,814
Long-term lease liabilities	2,809
Total operating lease liabilities	$5,623

Other Information

	June 30,
	2021
Weighted-average remaining term for operating leases	4.40	years
Weighted-average discount rate for operating leases	8.82%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.6 million during the six months ended June 30, 2021 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the six month period ended June 30, 2021 and year ended December 31, 2020. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At June 30, 2021 and December 31, 2020 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		June 30, 2021			December 31, 2020
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 - 10	1,270	980	290	1,270	937	333
Customer relationships	10 - 12	31,560	10,498	21,062	31,560	9,167	22,393
Above market leases	13	567	166	401	567	143	424
Total identifiable intangible assets		$33,397	$11,644	$21,753	$33,397	$10,247	$23,150

Amortization expense for the six months ended June 30, 2021 and 2020 was $1.4 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six months periods ended June 30, 2021 and 2020, share-based compensation expense of $0.4 million and $0.3 million, respectively, are reflected in Selling, general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2021 there were 3,786,653 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 415,478 and 0 shares of common stock granted during the six-months periods ended June 30, 2021 and 2020, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2019	7,042,377	$1.01
-Cancelled	—	$—
-Exercised	(1,967,562)	$0.91
-Granted	254,700	$1.11
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(91,000)	2.18
-Exercised	(1,073,571)	$1.25
-Granted	415,478	$1.60
Outstanding at June 30, 2021, unaudited	4,580,422	$1.04

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2021 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	4,512,854	3.9	years	$1.03

The intrinsic value of options outstanding at June 30, 2021 and December 31, 2020 were $10.8 million and $0.7 million, respectively.

The intrinsic value of options unvested at June 30, 2021 and December 31, 2020 were $25,676 and $0, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 were $1.6 million and $0, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	June 30,	December 31,
	2021	2020
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line	$14,000	$2,000
- Loan from Paycheck Protection Program- current	2,475	2,062
- Capital lease obligation- current	1	4
- Term loan facility – current	5,248	5,248
Subtotal	21,724	9,314
Long-term debt:
- Term loan facility- net of current portion of long-term debt	77,243	79,867
- Loan from Paycheck Protection Program- net of current portion	—	413
- Less: deferred financing costs on term loan	(1,892)	(2,304)
Subtotal	75,351	77,976

Total short-term & long-term debt	$97,075	$87,290

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

In connection with the closing of the Wells Fargo Facility, the Company also entered into a Guaranty and Security Agreement, dated as of December 19, 2019 (the “Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries unconditionally guaranteed the payment and performance of all obligations owing by Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Revolver Guaranty and Security Agreement, Borrowers, the Company and certain other subsidiaries granted to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets. The Revolver Guaranty and Security Agreement also provides that the Agent shall receive the right to dominion over certain of the Borrowers’ bank accounts in the event of an Event of Default under the Wells Fargo Facility, or if undrawn availability under the Wells Fargo Facility falls below $9 million at any time.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of June 30, 2021 and December 31, 2020, the TLR was approximately 4.18 to 1 and 5.84 to 1, respectively.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of June 30, 2021.

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

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through July 2021 and bore interest ranging from 0.0% to 8.3%. All such loans have been repaid in full at June 30, 2021.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at June 30, 2021 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended June 30,	Amount
(in thousands)
-2022	$5,249
-2023	5,248
-2024	71,995
Total	$82,492

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

Impact of COVID-19 Pandemic

During the year ended December 31, 2020 and continuing through the six months ended June 30, 2021, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

In response to the COVID-19 outbreak and business disruption, we have four primary priorities:

●	To ensure the health and safety of Hudson employees
●	To keep our products in supply and to maintain the quality and safety of our products
●	To best serve our customers across all channels as they adapt to the shifting demands of consumers during the crisis
●	To best position ourselves to emerge strong when this crisis ends

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

There were no goodwill impairment losses recognized in 2020 or the six months ended June 30, 2021.

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

As of June 30, 2021, the Company had NOLs of approximately $38.5 million, of which none have an expiration date. As of June 30, 2021, the Company had state tax NOLs of approximately $31.3 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019, 2020 and June 30, 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019, 2020 and June 30, 2021, with an ending balance of $14.0 million as of June 30, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions.

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

The Company also sells industrial gases to a variety of industry customers, predominantly to users in, or involved with, the US Military.  In July 2016, the Company was awarded, as prime contractor, a five-year fixed price contract, including a five-year renewal option which has been exercised, awarded to it by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries.  Primary users include the US Army, Navy, Air Force, Marine Corps and Coast Guard. Our contract with DLA expires in July 2026.

Results of Operations

Three-month period ended June 30, 2021 as compared to the three-month period ended June 30, 2020

Revenues for the three-month period ended June 30, 2021 were $60.5 million, an increase of $12.8 million or 26.8% from the $47.7 million reported during the comparable 2020 period. Increases in both the selling price and volume sold of certain refrigerants contributed to this favorable variance. Starting in late March 2020, the COVID-19 virus pandemic negatively impacted our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., which negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the three-month period ended June 30, 2021 was $38.7 million or 64% of sales. The cost of sales for the three-month period ended June 30, 2020 was $35.0 million or 73% of sales. The reduction in the cost of sales percentage from 73% to 64% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the second quarter of 2021 when compared to the second quarter of 2020. Gross margin for the three-month period ended June 30, 2021 was positively impacted by the sell down of tiers of lower cost refrigerant inventory.

Selling, general and administrative (“SG&A”) expenses for both three-month periods ended June 30, 2021 and 2020 were $6.8 million.

Amortization expense for both of the three-month periods ended June 30, 2021 and 2020 was $0.7 million.

Interest expense for the three-month period ended June 30, 2021 was $2.9 million, compared to the $3.1 million reported during the comparable 2020 period. Interest expense was lower due to reduced debt as a result of principal payments made on the term loan.

The income tax expense for the three-month period ended June 30, 2021 was $0.2 million compared to the income tax benefit of $0.3 million for the three-month period ended June 30, 2020. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a full valuation allowance as of June 30, 2021.

Net income for the three-month period ended June 30, 2021 was $11.3 million, a increase of $8.9 million from the $2.4 million of net income reported during the comparable 2020 period. The increase in net income was primarily due to increased revenues, reduced cost of certain refrigerants and interest expense, as previously discussed.

Six month period ended June 30, 2021 as compared to the six month period ended June 30, 2020

Revenues for the six month period ended June 30, 2021 were $94.3 million, an increase of $10.3 million or 12.3% from the $84.0 million reported during the comparable 2020 period.  The primary reason for the increase was related to higher selling prices of certain refrigerants sold and also, to a lesser extent, higher volume of certain refrigerants sold.  Starting in late March 2020, the COVID-19 virus pandemic negatively impacted our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., which negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the six-month period ended June 30, 2021 was $63.4 million or 67% of sales. The cost of sales for the six-month period ended June 30, 2020 was $63.0 million or 75% of sales. The reduction in the cost of sales percentage from 75% to 67% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the first half of 2021 when compared to the first half of 2020. Gross margin for the six-month period ended June 30, 2021 was positively impacted by the sell down of tiers of lower cost refrigerant inventory.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2021 were $13.5 million, a decrease of $0.5 million from the $14.0 million reported during the comparable 2020 period. The reduction in SG&A was primarily due to reduced non-recurring professional fees, mainly relating to the services of the Chief Restructuring Officer, which were eliminated after July 2020.

Amortization expense for both six-month periods ended June 30, 2021 and 2020 was $1.4 million.

Other expense for the six-month period ended June 30, 2021 was $5.7 million, compared to the $6.4 million reported during the comparable 2020 period. Interest expense was lower due to reduced debt as a result of principal payments made on the term loan.

The income tax expense for the six-month period ended June 30, 2021 was $0.2 million compared to income tax benefit of $0.4 million for the six month period ended June 30, 2020. For 2021 and 2020, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of June 30, 2021.

Net income for the six-month period ended June 30, 2021 was $10.2 million, an increase of $10.7 million from the $0.5 million of net loss reported during the comparable 2020 period, primarily due to higher revenues, reduced SG&A, and reduced interest expense, as described above.

Liquidity and Capital Resources

At June 30, 2021, the Company had working capital, which represents current assets less current liabilities, of $34.8 million, an increase of $10.4 million from the working capital of $24.4 million at December 31, 2020. The increase in working capital is primarily attributable to timing of borrowings, accounts receivable and inventory.

Inventory and trade receivables are principal components of current assets. At June 30, 2021, the Company had inventories of $48.3 million, an increase of $3.8 million from $44.5 million at December 31, 2020. The increase in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (which are currently in the process of being phased down). At June 30, 2021, the Company had trade receivables, net of allowance for doubtful accounts, of $33.3 million, an increase of $23.5 million from $9.8 million at December 31, 2020, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used in operating activities for the six-month period ended June 30, 2021 was $8.4 million, when compared to net cash provided by operating activities of $2.6 million for the comparable 2020 period. The variance is primarily due to timing of accounts receivable and inventory balances as we increased sales and replenished inventory during the first half of the year.

Net cash used in investing activities for the six-month period ended June 30, 2021 was $0.4 million compared with net cash used in investing activities of $0.6 million for the comparable 2020 period.

Net cash provided by financing activities for the six-month period ended June 30, 2021 was $9.4 million compared with net cash provided by financing activities of $3.3 million for the comparable 2020 period. The variance is mainly due to borrowings under the revolving credit facility partially offset by the additional principal paydown of the term loan starting in the fourth quarter of 2020, as required by the term loan agreement.

At June 30, 2021, cash and cash equivalents were $1.9 million, or approximately $0.6 million higher than the $1.3 million of cash and cash equivalents at December 31, 2020.

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

In connection with the closing of the Wells Fargo Facility, the Company also entered into a Guaranty and Security Agreement, dated as of December 19, 2019 (the “Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries unconditionally guaranteed the payment and performance of all obligations owing by Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Revolver Guaranty and Security Agreement, Borrowers, the Company and certain other subsidiaries granted to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets. The Revolver Guaranty and Security Agreement also provides that the Agent shall receive the right to dominion over certain of the Borrowers’ bank accounts in the event of an Event of Default under the Wells Fargo Facility, or if undrawn availability under the Wells Fargo Facility falls below $9 million at any time.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of June 30, 2021 and December 31, 2020 and 2020, the TLR was approximately 4.18 to 1 and 5.84 to 1, respectively.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of June 30, 2021.

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

For the six month period ended June 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at June 30, 2021 there were $2.2 million of accounts receivable from this customer. For the six month period ended June 30, 2020 there was one customer accounting for 12% of the Company’s revenues and at June 30, 2020 there were $2.0 million of accounts receivable from this customer.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility is a $60,000,000 secured facility with a $14,000,000 outstanding balance as of June 30, 2021. The Term Loan Facility has a balance of $82,490,500 as of June 30, 2021. Future interest rate changes on our borrowing under the Term Loan Facility and the Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors Section in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2020. There have been no material changes to such matters during the quarter ended June 30, 2021.

Item 6 - Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline Interactive Data Files Pursuant to Rule 405 of Regulation S-T

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	August 11, 2021
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	August 11, 2021
	Nat Krishnamurti	Date
Chief Financial Officer