Form 10-Q
period 2021-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2021-11-15
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	43,969,748 shares
Class	Outstanding at November 1, 2021

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,503	$1,348
Trade accounts receivable – net	22,131	9,806
Inventories – net	58,789	44,460
Prepaid expenses and other current assets	10,996	6,528
Total current assets	101,419	62,142

Property, plant and equipment, less accumulated depreciation	20,035	21,910
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	21,055	23,150
Right of use asset	6,652	6,559
Other assets	169	85
Total Assets	$197,133	$161,649

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$6,696	$7,644
Accrued expenses and other current liabilities	16,298	8,080
Accrued payroll	2,940	1,394
Cylinder Deposit Liability	12,600	11,337
Short-term debt	7,000	2,000
Current maturities of long-term debt	5,248	7,314
Total current liabilities	50,782	37,769
Deferred tax liability	1,530	1,355
Long-term lease liabilities	3,635	3,927
Long-term debt, less current maturities	74,248	77,976
Total Liabilities	130,195	121,027

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 43,959,748 and 43,347,887, respectively	440	433
Additional paid-in capital	118,507	118,269
Accumulated deficit	(52,009)	(78,080)
Total Stockholders’ Equity	66,938	40,622

Total Liabilities and Stockholders’ Equity	$197,133	$161,649

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020

Revenues	$60,645	$41,468	$154,973	$125,495
Cost of sales	36,967	32,512	100,329	95,511
Gross profit	23,678	8,956	54,644	29,984

Operating expenses:
Selling, general and administrative	6,072	6,162	19,586	20,184
Amortization	698	715	2,095	2,147
Total operating expenses	6,770	6,877	21,681	22,331

Operating income	16,908	2,079	32,963	7,653

Other (expense) income:
Net interest expense	(2,843)	(2,966)	(8,532)	(9,412)
Other income	2,475	1,000	2,470	1,011
Total other (expense)	(368)	(1,966)	(6,062)	(8,401)

Income (loss) before income taxes	16,540	113	26,901	(748)

Income tax expense (benefit)	670	74	830	(288)

Net income (loss)	$15,870	$39	$26,071	$(460)

Net income(loss) per common share – Basic	$0.36	$0.00	$0.60	$(0.01)
Net income (loss) per common share – Diluted	$0.34	$0.00	$0.56	$(0.01)
Weighted average number of shares outstanding – Basic	43,870,825	42,656,510	43,576,211	42,637,945
Weighted average number of shares outstanding – Diluted	46,964,522	43,680,265	46,412,691	42,637,945

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2020	42,628,560	$426	$117,890	$(73,371)	$44,945

Issuance of common stock for services	35,714	—	35	—	35

Stock compensation expense	—	—	191	—	191

Net Income	—	—	—	39	39

Balance at September 30, 2020	42,664,274	$426	$118,116	$(73,332)	$45,210

Balance at July 1, 2021	43,707,392	437	118,639	(67,879)	51,197

Issuance of common stock upon exercise of stock options	243,826	2	75	—	77

Excess tax benefits from exercise of stock options	—	—	(346)	—	(346)

Issuance of common stock for services	8,530	1	—	—	1

Stock compensation expense	—	—	139	—	139

Net income	—	—	—	15,870	15,870

Balance at September 30, 2021	43,959,748	440	118,507	(52,009)	66,938

See Accompanying Notes to the Consolidated Financial Statements.

Nine Months Ended September 30,

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2020	42,628,560	$426	$117,557	$(72,872)	$45,111

Issuance of common stock for services	35,714	—	35	—	35

Stock compensation expense	—	—	524	—	524

Net loss	—	—	—	(460)	(460)

Balance at September 30, 2020	42,664,274	$426	$118,116	$(73,332)	$45,210

Balance at January 1, 2021	43,347,887	433	118,269	(78,080)	40,622

Issuance of common stock upon exercise of stock options	603,331	6	75	—	81

Excess tax benefits from exercise of stock options	—	—	(346)	—	(346)

Issuance of common stock for services	8,530	1	—	—	1

Stock compensation expense	—	—	509	—	509

Net income	—	—	—	26,071	26,071

Balance at September 30, 2021	43,959,748	440	118,507	(52,009)	66,938

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine months
	ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$26,071	$(460)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	2,540	3,235
Amortization of intangible assets	2,095	2,147
Gain on insurance proceeds	—	(1,000)
Forgiveness of Payroll Protection Program Loan	(2,475)	—
Amortization of lease right of use asset, net	5	14
Lower of cost or net realizable value reserve	(2,024)	(3,622)
Allowance for doubtful accounts	23	724
Stock compensation expense	509	559
Amortization of deferred finance costs	841	843
Deferred tax expense	175	104
Changes in assets and liabilities:
Trade accounts receivable	(12,348)	(7,366)
Inventories	(12,305)	22,486
Prepaid and other assets	(4,771)	873
Income tax receivable	1,039	(351)
Accounts payable, accrued expenses and other current liabilities	8,649	1,664
Cash provided by operating activities	8,024	19,850

Cash flows from investing activities:
Additions to property, plant, and equipment	(665)	(996)
Proceeds from Insurance Policy	—	1,000
Cash (used in) provided by investing activities	(665)	4

Cash flows from financing activities:
Proceeds from issuance of common stock	(264)	—
Borrowing - Paycheck Protection Program	—	2,475
Borrowing of short-term debt	5,000	(14,000)
Repayment of long-term debt	(3,940)	(1,694)
Cash provided by (used in) financing activities	796	(13,219)

Increase in cash and cash equivalents	8,155	6,635
Cash and cash equivalents at beginning of period	1,348	2,600
Cash and cash equivalents at end of period	$9,503	$9,235

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$7,635	$8,745

Refund received for income taxes – net	$(278)	$(41)

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

During the year ended December 31, 2020 and continuing through the nine months ended September 30, 2021, the effects of a novel strain of coronavirus (“COVID-19”) pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (“ASC”) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2020. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain comparative figures have been reclassified to conform to the current year presentation.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at September 30, 2021 and December 31, 2020, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2021 and December 31, 2020. See Note 2 for further details.

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

The Company establishes an allowance for doubtful accounts based on factors associated with the credit risk of specific accounts, historical trends, and other information. The carrying value of the Company’s accounts receivable is reduced by the established allowance for doubtful accounts. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining accounts receivable balances. The Company adjusts its reserves based on factors that affect the collectability of the accounts receivable balances. At September 30, 2021, the Company had trade receivables of $23.8 million, and allowance for doubtful accounts of $1.7 million, resulting in net accounts receivable of $22.1 million.

For the nine month period ended September 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at September 30, 2021 there were $3.0 million of accounts receivable from this customer. For the nine month period ended September 30, 2020 there was one customer accounting for 13% of the Company’s revenues and at September 30, 2020 there were $2.0 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment on an annual basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit at September 30, 2021. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results.

There were no goodwill impairment losses recognized in 2020 or the nine months ended September 30, 2021.

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

The Company’s performance obligations related to reclamation and RefrigerantSide® services are generally satisfied at a point in time when service is performed. Accordingly revenues are recorded upon the shipment of the product, or in certain instances upon receipt by the customer, or the completion of the service.

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

As of September 30, 2021, the Company had NOLs of approximately $29.8 million, of which none have an expiration date. As of September 30, 2021, the Company had state tax NOLs of approximately $16.5 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019, 2020 and September 30, 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the quarter ended September 30, 2021, and due to a net income position that resulted in the utilization of gross net operating losses of $16.3 million, the valuation allowance was reduced by ($4.9) million, resulting in an ending valuation allowance balance of $14.1 million as of September 30, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions.

Income (Loss) per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted loss per share. The reconciliation of shares used to determine net loss per share is as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2021	2020	2021	2020
Net income (loss)	$15,870	$39	$26,071	$(460)

Weighted average number of shares - basic	43,870,825	42,656,510	43,576,211	42,637,945
Weighted average number of shares – diluted	46,964,522	43,680,265	46,412,691	42,637,945

During the three month periods ended September 30, 2021 and 2020, certain options aggregating 28,276 and 7,043,259 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2021 and 2020, certain options aggregating 59,119 and 7,043,259 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2021.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)
(in thousands)
Refrigerant and cylinders	$65,889	$53,593
Less: net realizable value adjustments	(7,100)	(9,133)
Total	$58,789	$44,460

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30,	December 31,	Estimated
	2021	2020	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,099	3,072	25-39 years
- Cylinders	13,305	13,624	15-30 years
- Equipment	25,221	25,138	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,740	1,537	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	679	679	5-10 years
- Leasehold improvements	852	852	3-5 years
- Equipment under construction	1,615	944
Subtotal	52,949	52,284
Accumulated depreciation	32,914	30,374
Total	$20,035	$21,910

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $2.5 million and $3.2 million, respectively.

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

Operating lease expense of $2.5 million and $2.2 million, for the nine months ended September 30, 2021 and 2020, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2021.

September 30,
Maturity of Lease Payments	2021
(unaudited)
(in thousands)
-2021 (remaining)	$1,454
-2022	1,415
-2023	1,412
-2024	1,027
-Thereafter	2,932
Total undiscounted operating lease payments	8,240
Less imputed interest	(1,512)
Present value of operating lease liabilities	$6,728

Balance Sheet Classification

September 30,
2021
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$3,093
Long-term lease liabilities	3,635
Total operating lease liabilities	$6,728

Other Information

	September 30,
	2021
Weighted-average remaining term for operating leases	4.31	years
Weighted-average discount rate for operating leases	8.22%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $2.5 million during the nine months ended September 30, 2021 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the nine month period ended September 30, 2021 and year ended December 31, 2020. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At September 30, 2021 and December 31, 2020 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		September 30, 2021			December 31, 2020
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 - 10	1,270	1,002	268	1,270	937	333
Customer relationships	10 - 12	31,560	11,163	20,397	31,560	9,167	22,393
Above market leases	13	567	177	390	567	143	424
Total identifiable intangible assets		$33,397	$12,342	$21,055	$33,397	$10,247	$23,150

Amortization expense for the nine months ended September 30, 2021 and 2020 was $2.1 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine months periods ended September 30, 2021 and 2020, share-based compensation expense of $0.5 million and $0.6 million, respectively, are reflected in Selling, general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2021 there were 3,739,235 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and is incorporating the simplified method to compute expected lives of share-based awards. There were options to purchase 463,754 and 254,700 shares of common stock granted during the nine-month periods ended September 30, 2021 and 2020, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2019	7,042,377	$1.01
-Cancelled	—	$—
-Exercised	(1,967,562)	$0.91
-Granted	254,700	$1.11
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(107,447)	2.11
-Exercised	(1,373,905)	$1.23
-Granted	463,754	$1.71
Outstanding at September 30, 2021, unaudited	4,311,917	$1.04

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2021 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	4,311,917	3.8	years	$1.04

The intrinsic value of options outstanding at September 30, 2021 and December 31, 2020 were $10.7 million and $0.7 million, respectively.

The intrinsic value of options unvested at September 30, 2021 and December 31, 2020 were $5,700 and $0, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 were $2.1 million and $0, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	September 30,	December 31,
	2021	2020
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line	$7,000	$2,000
- Loan from Paycheck Protection Program- current	—	2,062
- Capital lease obligation- current	—	4
- Term loan facility – current	5,248	5,248
Subtotal	12,248	9,314
Long-term debt:
- Term loan facility- net of current portion of long-term debt	75,931	79,867
- Loan from Paycheck Protection Program- net of current portion	—	413
- Less: deferred financing costs on term loan	(1,683)	(2,304)
Subtotal	74,248	77,976

Total short-term & long-term debt	$86,496	$87,290

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

In connection with the closing of the Wells Fargo Facility, the Company also entered into a Guaranty and Security Agreement, dated as of December 19, 2019 (the “Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries unconditionally guaranteed the payment and performance of all obligations owing by the Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Revolver Guaranty and Security Agreement, the Borrowers, the Company and certain other subsidiaries granted to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets. The Revolver Guaranty and Security Agreement also provides that the Agent shall receive the right to dominion over certain of the Borrowers’ bank accounts in the event of an Event of Default under the Wells Fargo Facility, or if undrawn availability under the Wells Fargo Facility falls below $9 million at any time.

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

The Wells Fargo Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on the Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The Wells Fargo Facility also contains certain covenants contained in the Fourth Amendment to the Term Loan Facility described below.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of September 30, 2021 and December 31, 2020, the TLR was approximately 2.35 to 1 and 5.84 to 1, respectively.

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

In connection with the closing of the Term Loan Facility, the Company also entered into a Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by the Borrowers to the Term Loan Agent, as agent for the benefit of the Term Loan Lenders.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of September 30, 2021.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations. The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations.

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through July 2021 and bore interest ranging from 0.0% to 8.3%. All such loans have been repaid in full at September 30, 2021.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at September 30, 2021 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended September 30,	Amount
(in thousands)
-2022	$5,248
-2023	5,248
-2024	70,683
Total	$81,179

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

AIM Act

On September 23, 2021, the United States Environmental Protection Agency (“EPA”) issued the final rule establishing the framework to allocate allowances for virgin production and consumption of HFCs. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the American Innovation and Manufacturing Act of 2020 (the “AIM Act”).

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	manage these HFCs and their substitutes, and
3)	facilitate the transition to next-generation technologies.

Congress also required that EPA shall consider ways to promote reclamation in all phases of its implementation of the AIM Act. The final rule introduces a stepdown of 10% from baseline levels and a subsequent allowance rule must establish a cumulative 40% reduction in the baseline for 2024. Hudson received an allocation allowance for calendar year 2022 equal to approximately 3 million Metric Tons Exchange Value Equivalents, or 1% of the total HFC consumption, with allowances for 2023 and beyond to be determined at a later date. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown.

Impact of COVID-19 Pandemic

During the year ended December 31, 2020 and continuing through the nine months ended September 30, 2021, the effects of a novel strain of coronavirus (“COVID-19”) pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

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

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results.

There were no goodwill impairment losses recognized in 2020 or the nine months ended September 30, 2021.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 6 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

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

As of September 30, 2021, the Company had NOLs of approximately $29.8 million, of which none have an expiration date. As of September 30, 2021, the Company had state tax NOLs of approximately $16.5 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019, 2020 and September 30, 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the quarter ended September 30, 2021, and due to a net income position that resulted in the utilization of gross net operating losses of $16.3 million, the valuation allowance was reduced by ($4.9) million, resulting in an ending valuation allowance balance of $14.1 million as of September 30, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions.

Results of Operations

Three-month period ended September 30, 2021 as compared to the three-month period ended September 30, 2020

Revenues for the three-month period ended September 30, 2021 were $60.6 million, an increase of $19.1 million or 46.0% from the $41.5 million reported during the comparable 2020 period.  The increase was mainly attributable to higher selling prices of certain refrigerants sold, partially offset by reduced volume. Starting in late March 2020, the COVID-19 virus pandemic negatively impacted our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., which negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the three-month period ended September 30, 2021 was $37.0 million or 61% of sales. The cost of sales for the three-month period ended September 30, 2020 was $32.5 million or 78% of sales. The reduction in the cost of sales percentage from 78% to 61% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the third quarter of 2021 when compared to the third quarter of 2020. Gross margin for the three-month period ended September 30, 2021 was positively impacted by the sell down of tiers of lower cost refrigerant inventory.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2021 were $6.1 million, a decrease of $0.1 million from the $6.2 million reported during comparable 2020 period.

Amortization expense for both of the three-month periods ended September 30, 2021 and 2020 was $0.7 million.

Other expense for the three-month period ended September 30, 2021 was $0.4 million, compared to the $2.0 million of other expense reported during the comparable 2020 period. Interest expense was lower due to reduced debt resulting from the Company paying down principal of its term loan debt. Other income for the three-month period ended September 30, 2021 was $2.5 million related to the forgiveness of the PPP Loan. Other income for the three-month period ended September 30, 2020 was $1.0 million relating to the receipt of key man life insurance proceeds from the unexpected passing of Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company at that time.

The income tax expense for the three-month period ended September 30, 2021 was $0.7 million compared to the income tax expense of $0.1 million for the three-month period ended September 30, 2020. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a full valuation allowance as of September 30, 2021.

Net income for the three-month period ended September 30, 2021 was $15.9 million, a increase of $15.9 million from the $0.0 million of net income reported during the comparable 2020 period. The increase in net income was primarily due to increased revenues, reduced cost of certain refrigerants and interest expense, as previously discussed.

Nine month period ended September 30, 2021 as compared to the nine month period ended September 30, 2020

Revenues for the nine month period ended September 30, 2021 were $155.0 million, an increase of $29.5 million or 23.5% from the $125.5 million reported during the comparable 2020 period. The increase was mainly attributable to higher selling prices of certain refrigerants sold, partially offset by reduced volume. Starting in late March 2020, the COVID-19 virus pandemic negatively impacted our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., which negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the nine-month period ended September 30, 2021 was $100.3 million or 65% of sales. The cost of sales for the nine-month period ended September 30, 2020 was $95.5 million or 76% of sales. The reduction in the cost of sales percentage from 76% to 65% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the first nine months of 2021 when compared to the first nine months of 2020. Gross margin for the nine-month period ended September 30, 2021 was positively impacted by the sell down of tiers of lower cost refrigerant inventory.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2021 were $19.6 million, a decrease of $0.6 million from the $20.2 million reported during the comparable 2020 period. The reduction in SG&A was primarily due to reduced non-recurring professional fees.

Amortization expense for both nine-month periods ended September 30, 2021 and 2020 was $2.1 million.

Other expense for the nine-month period ended September 30, 2021 was $6.1 million, compared to the $8.4 million of other expense reported during the comparable 2020 period. Interest expense was lower due to reduced debt resulting from the Company paying down principal of its term loan debt. Other income for the nine-month period ended September 30, 2021 was $2.5 million related to the forgiveness of the PPP Loan. Other income for the nine-month period ended September 30, 2020 was $1.0 million relating to the receipt of key man life insurance proceeds from the unexpected passing of Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company at that time.

The income tax expense for the nine-month period ended September 30, 2021 was $0.8 million compared to income tax benefit of $0.3 million for the nine month period ended September 30, 2020. For 2021 and 2020, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of September 30, 2021.

Net income for the nine-month period ended September 30, 2021 was $26.1 million, an increase of $26.6 million from the $0.5 million of net loss reported during the comparable 2020 period, primarily due to higher revenues, reduced SG&A, and reduced interest expense, as described above.

Liquidity and Capital Resources

At September 30, 2021, the Company had working capital, which represents current assets less current liabilities, of $50.6 million, an increase of $26.2 million from the working capital of $24.4 million at December 31, 2020. The increase in working capital is primarily attributable to timing of borrowings, accounts receivable and inventory.

Inventory and trade receivables are principal components of current assets. At September 30, 2021, the Company had inventories of $58.8 million, an increase of $14.3 million from $44.5 million at December 31, 2020. The increase in the inventory balance is primarily due to the timing and availability of inventory purchases and the sale of refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (which are currently in the process of being phased down). At September 30, 2021, the Company had trade receivables, net of allowance for doubtful accounts, of $22.1 million, an increase of $12.3 million from $9.8 million at December 31, 2020, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine-month period ended September 30, 2021 was $8.0 million, when compared to net cash provided by operating activities of $19.9 million for the comparable 2020 period. The variance is primarily due to timing of accounts receivable and inventory balances as we increased sales and replenished inventory during 2021.

Net cash used in investing activities for the nine-month period ended September 30, 2021 was $0.7 million compared with net cash provided by investing activities of $0.0 million for the comparable 2020 period. As mentioned previously, the Company received $1.0 million of insurance proceeds during the third quarter of 2020 pursuant to the unexpected passing of its founder and CEO at that time.

Net cash provided by financing activities for the nine-month period ended September 30, 2021 was $0.8 million compared with net cash used in financing activities of $13.2 million for the comparable 2020 period. The variance is mainly due to borrowings under the revolving credit facility to purchase inventory during 2021.

At September 30, 2021, cash and cash equivalents were $9.5 million, or approximately $8.2 million higher than the $1.3 million of cash and cash equivalents at December 31, 2020.

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

In connection with the closing of the Wells Fargo Facility, the Company also entered into a Guaranty and Security Agreement, dated as of December 19, 2019 (the “Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries unconditionally guaranteed the payment and performance of all obligations owing by the Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Revolver Guaranty and Security Agreement, the Borrowers, the Company and certain other subsidiaries granted to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets. The Revolver Guaranty and Security Agreement also provides that the Agent shall receive the right to dominion over certain of the Borrowers’ bank accounts in the event of an Event of Default under the Wells Fargo Facility, or if undrawn availability under the Wells Fargo Facility falls below $9 million at any time.

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

The Wells Fargo Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on the Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The Wells Fargo Facility also contains certain covenants contained in the Fourth Amendment to the Term Loan Facility described below.

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

The Term Loan Facility contains a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of September 30, 2021 and December 31, 2020, the TLR was approximately 2.35 to 1 and 5.84 to 1, respectively.

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

In connection with the closing of the Term Loan Facility, the Company also entered into a Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by the Borrowers to the Term Loan Agent, as agent for the benefit of the Term Loan Lenders.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Term Loan Facility, as amended, as of September 30, 2021.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan has a term of two years, is unsecured, and bears interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations. The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations.

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

For the nine month period ended September 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at September 30, 2021 there were $3.0 million of accounts receivable from this customer. For the nine month period ended September 30, 2020 there was one customer accounting for 13% of the Company’s revenues and at September 30, 2020 there were $2.0 million of accounts receivable from this customer.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility is a $60,000,000 secured facility with a $7,000,000 outstanding balance as of September 30, 2021. The Term Loan Facility has a balance of $81,178,500 as of September 30, 2021. Future interest rate changes on our borrowing under the Term Loan Facility and the Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors Section in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2020. There have been no material changes to such matters during the quarter ended September 30, 2021 except as follows:

Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency regulation to carry out this mandate, which takes effect December 5, 2021 with covered employers required to begin testing for employees who have not received all doses required for primary vaccination no later than January 4, 2022.

As a company with more than 100 employees, we will be subject to the OSHA regulation concerning COVID-19 vaccination. At this time, it is not possible to predict with certainty the exact impact that the proposed new regulation or any future Company’s vaccine requirement will have on us or on our workforce. The new regulation may result in employee attrition, which could materially adversely affect future revenues and costs, which could have a material adverse effect on our business and results of operations.

Furthermore, as of September 13, 2021, all personnel working at Department of Defense (“DoD”) facilities, including Hudson Technologies employees, must comply with DoD’s process to attest to vaccination status. Pursuant to the DoD mandate, this is required for physical access to DoD buildings and leased spaces in non-DoD buildings where official agency business is performed. Additionally, pursuant to Executive Order 14042, all U.S. based employees of Hudson Technologies and most of its suppliers, industry partners and contractors working directly or indirectly on covered government contracts, or working at a facility where those contracts are performed, administered, or otherwise supported, must be fully vaccinated, or have an approved medical or religious accommodation. This includes employees who telework. Contractors that are not working directly or indirectly on covered government contracts but who work at a facility where covered contracts are performed, administered, or otherwise supported are strongly encouraged to be fully vaccinated. We are in the process of executing this executive order across our workforce. It is uncertain to what extent compliance with the vaccine mandate may result in workforce attrition for us or our suppliers. If attrition is significant, our operations and ability to execute on our contracts could be adversely affected.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	November 15, 2021
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 15, 2021
	Nat Krishnamurti	Date
Chief Financial Officer