Form 10-K
period 2021-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2022-03-24
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

Hudson Technologies, Inc.

(Exact name of registrant as specified in its charter)

New York	13-3641539
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Tice Boulevard
Suite 290
Woodcliff Lake, New Jersey	07677
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (845) 735-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	HDSN	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2021 was approximately $141,917,622.

As of March 13, 2022, there were 44,810,415 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 9, 2022, are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this Form 10-K.

Hudson Technologies, Inc.

Part I

Item 1. Business

General

Hudson Technologies, Inc. (“Hudson” or the “Company”), incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. Hudson has proven, reliable programs that meet customer refrigerant needs by providing environmentally sustainable solutions from initial sale of refrigerant gas through recovery, reclamation and reuse, peak operating performance of equipment through energy efficiency and emergency air conditioning and refrigeration system repair, to final refrigerant disposal and carbon credit trading.

The Company’s operations consist of one reportable segment. The Company's products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer's site. RefrigerantSide® Services consists of system decontamination to remove moisture, oils and other contaminants intended to restore systems to designed capacity. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company, and Aspen Refrigerants (“Aspen” or “ARI”), a division of Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we", “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company’s executive offices are located at 300 Tice Boulevard, Suite 290, Woodcliff Lake, New Jersey and its telephone number is (845) 735-6000. The Company maintains a website at www.hudsontech.com, the contents of which are not incorporated into this filing.

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrofluoro-olefins (“HFO”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily hydrochlorofluorocarbon (“HCFC”), HFC and chlorofluorocarbon (“CFC”) refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants was phased out on December 31, 2019 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.

The Act, and the federal regulations enacted under authority of the Act, have mandated and/or promoted responsible use practices in the air conditioning and refrigeration industry, which are intended to minimize the release of refrigerants into the atmosphere and encourage the recovery and re-use of refrigerants. The Act prohibits the venting of CFC, HFC and HCFC refrigerants, and prohibits and/or phases down the production of CFC, HCFC and HFC refrigerants.

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

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various sectors of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC refrigerants and hydrofluoro-olefins (“HFO”). Certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state regulations relating to the sale, use and emissions of HFC refrigerants, as well as federal restrictions on the production and consumption of HFCs (as set forth below). The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with lower global warming potentials.

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

In December 2020, Congress enacted the American Innovation and Manufacturing Act of 2020 (the “AIM Act”) in the United States that will require the phasedown of virgin production and consumption of HFCs, which will also increase opportunities for reclamation of HFCs.

AIM Act

On September 23, 2021, the United States Environmental Protection Agency (“EPA”) issued the final rule establishing the framework to allocate allowances for virgin production and consumption of HFCs. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the AIM Act.

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

Products and Services

Sustainability

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and refrigerant management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release of refrigerants to the atmosphere and the corresponding ozone depletion and global warming impact and supporting the circular economy. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing.  The Company believes it is the largest refrigerant reclaimer in the United States.  In addition, the Company participates in the creation and monetization of verified emission reductions utilizing third party protocols.

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

The Company has also created alternative solutions to reactive and preventative maintenance procedures that are performed on commercial and industrial refrigeration systems.  These services, known as RefrigerantSide® Services, reduce the system’s energy consumption and improve the system’s operating performance, and complement the Company’s refrigerant sales and refrigerant reclamation and management services. These services also preserve system refrigerant charges, reducing the need for manufacture of additional refrigerant.

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

The Company also sells industrial gases to a variety of industry customers, predominantly to users in or involved with the US Military.  In July 2016 the Company was awarded, as prime contractor, a five-year contract, together with a five-year renewal option which has been exercised in July 2021, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services.

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

RefrigerantSide® Services

The Company provides decontamination and recovery services that are performed at a customer’s site through the use of portable, high volume, high-speed proprietary equipment, including the patented Zugibeast® system.  Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation, are also proprietary and are covered by process patents.

In addition to the decontamination and recovery services previously described, the Company also provides predictive and diagnostic services for its customers.  The Company offers diagnostic services that are intended to predict potential problems in air conditioning, process cooling and refrigeration systems before they occur.  The Company’s Chiller Chemistry® offering integrates several fluid tests of an operating system and the corresponding laboratory results into an engineering report providing its customers with an understanding of the current condition of the fluids, the cause for any abnormal findings and the potential consequences if the abnormal findings are not remediated.  Fluid Chemistry®, an abbreviated version of the Company’s Chiller Chemistry® offering, is designed to quickly identify systems that require further examination.

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

Suppliers

The Company purchases refrigerants from a variety of manufacturers, wholesalers, distributors, bulk gas brokers and from other sources within the air conditioning, refrigeration and automotive aftermarket industries.

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

For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and at December 31, 2021, there were $3.1 million of outstanding receivables from this customer. For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenues and at December 31, 2020, there were $2.9 million of outstanding receivables from this customer.

Marketing

Marketing programs are conducted through the efforts of the Company's executive officers, marketing personnel and Company sales personnel. Hudson employs various marketing methods, including digital marketing, segment targeted outreach, social media, trade and industry events, webinars,  in-person solicitation, print advertising, response to quotation requests and the internet through the Company’s websites (www.hudsontech.com and www.ASPENRefrigerants.com). Information on the Company's websites are not part of this report.

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

Human Capital Resources

On March 4, 2022, the Company had 217 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company's employees are represented by a union. The Company believes it has good relations with its employees.

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

Our existing credit facilities, consisting of an asset-based lending facility of up to $90 million from Wells Fargo Bank, National Association (“Wells Fargo Bank”) and other lenders, and a term loan of $85 million from funds advised by TCW Asset Management Company, LLC, are secured by substantially all of our assets and the asset-based lending facility contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facilities also include financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19's spread may have certain negative impacts on our business including, without limitation, the following:

●	We may experience a further decrease in sales due to the COVID-19 pandemic. In particular, sales of our products to customers, such as schools, offices and government facilities, which have shut down, have been negatively impacted. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales and collectability of receivables could be more prolonged and may become more severe.
●	Although we have not experienced this during 2021, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.
●	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

●	Attempting to comply with rapidly evolving and conflicting legal requirements regarding vaccination and/or mandatory testing of our workforce.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

Our capital requirements may be significant in the future. We may incur additional expenses in the development and implementation of our operations. Due to fluctuations in the price, demand and availability of new refrigerants, our existing credit facility led by Wells Fargo Bank that expires in March 2027 may not in the future be sufficient to provide all of the capital that we need to acquire and manage our inventories of new refrigerant. As a result, we may be required to seek additional equity or debt financing in order to develop our RefrigerantSide® Services business, our refrigerant sales business and our other businesses. We have no current arrangements with respect to, or sources of, additional financing other than our existing credit facility and term loan. There can be no assurance that we will be able to obtain any additional financing on terms acceptable to us or at all. Our inability to obtain financing, if and when needed, could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

In July 2016, we were awarded, as prime contractor, a five-year contract, including a five-year renewal option (which has been exercised), by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Our contract with DLA expires in July 2026. For the years ended December 31, 2021 and 2020, the DLA accounted for 10% and 14% of our revenues. The loss of DLA as a customer could have a material adverse effect on our financial position and results of operations.

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

Refrigerant sales continue to represent a significant majority of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitation: (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the amendment to the Montreal Protocol, if ratified, and any legislation and regulation enacted to implement the amendment, could impose limitations on production and consumption of HFC refrigerants; (iii) introduction of new refrigerants and air conditioning and refrigeration equipment; (iv) price competition resulting from additional market entrants; (v) changes in government regulation on the use and production of refrigerants; and (vi) reduction in price and/or demand for refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HFC production, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

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

Currently, our officers and directors collectively beneficially own approximately 10% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in a multi-tenant building in Woodcliff Lake, New Jersey, which houses the Company’ executive officers, its accounting and administrative staff, and its information technology staff and equipment. The Company’s key reclamation, processing and cylinder refurbishment facilities are located in Champaign, Illinois, Smyrna, Georgia and Ontario, California. The Company also sells industrial gases out of facilities located in Escondido, California and in Champaign, Illinois. The Company maintains smaller reclamation and cylinder refurbishing facilities in Ontario, California. The Company also maintains four smaller service depots for the performance of its RefrigerantSide® Services and maintains three sales and telemarketing offices.

Hudson’s key operational facilities are as follows:

Location	Owned or Leased	Description
Woodcliff Lake, New Jersey	Leased	Company headquarters and administrative offices
Champaign, Illinois	Owned	Reclamation and separation of refrigerants and cylinder refurbishment
Champaign, Illinois	Leased	Refrigerant packaging, cylinder refurbishment, RefrigerantSide® Service depot, refrigerant and industrial gases storage
Smyrna, Georgia	Leased	Reclamation and separation of refrigerants and cylinder refurbishment center
Smyrna, Georgia	Owned	Refrigerant storage
Escondido, California	Leased	Refrigerant and Industrial gas storage and cylinder refurbishment center
Ontario, California	Leased	Refrigerant reclamation and cylinder refurbishment center

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the NASDAQ Capital Market under the symbol “HDSN”.

The number of record holders of the Company's common stock was approximately 104 as of March 10, 2022. The Company believes that there are approximately 4,000 beneficial owners of its common stock.

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

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company's ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, and integration of any other assets it acquires from third parties into its operations, the impact of the COVID-19 pandemic, and other risks detailed in this report and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Impact of COVID-19 Pandemic

During the years ended December 31, 2021 and 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy.

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

We operate in a “critical infrastructure industry” and are an essential business as defined by the United States government as we procure, process, service and deliver refrigerants to the government and wholesale and retail organizations, which also service both residential homes and commercial institutions throughout the United States. While the conditions in the United States and the economy have been impacted by the pandemic, we have been effectively running our operations, including the following:

-Keeping all plants open, while maintaining proper safety standards

-Directing certain office personnel to work remotely, efficiently and safely

-Maintaining ongoing relationships and business with existing customers and vendors in the supply chain

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

Critical Accounting Estimates

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

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2021, we completed our annual impairment test as of October 1 and determined in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in any of the two years ended December 31, 2021 and 2020.

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

As of December 31, 2021, the Company had NOLs of approximately $29.3 million, none of which have an expiration date and which are subject to annual limitations of 80% of tax earnings. As of December 31, 2021, the Company had state tax NOLs of approximately $21.0 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2019, 2020 and 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31,  2021, and due to additional income  that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions and there are no open federal or state examinations.

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

Results of Operations

Year ended December 31, 2021 as compared to the year ended December 31, 2020

Revenues for the year ended December 31, 2021 were $192.7 million, an increase of $45.1 million or 30.6% from the $147.6 million reported during the comparable 2020 period. The increase was mainly attributable to higher selling prices of certain refrigerants sold, partially offset by reduced volume as the Company was more selective in its sales of refrigerants. Starting in late March 2020, the COVID-19 virus pandemic negatively impacted our economy, including the closures to public venues, such as office buildings, gyms, schools and universities across the U.S., which negatively impacted our end markets and overall demand for refrigerants.

Cost of sales for the year ended December 31, 2021 was $121.1 million or 63% of sales. Cost of sales for the year ended December 31, 2020 was $112.2 million or 76% of sales. The reduction in the cost of sales percentage from 76% to 63% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the year 2021 when compared to the year 2020.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2021 were $26.6 million, representing a negligible variance when compared to $26.6 million reported during the comparable 2020 period.  SG&A mainly consists of professional fees, payroll costs and other selling, general and administrative expense.

Amortization expense was $2.8 million and 2.9 million during 2021 and 2020, respectively.

Other expense for 2021 was $8.9 million, compared to the $11.3 million of other expense reported during the comparable 2020 period.  Interest expense was lower due to reduced debt resulting from the Company paying down principal of its term loan debt. Other income for the year ended December 31, 2021 was $2.5 million related to the forgiveness of the Company’s PPP Loan. Other income for the year ended December 31, 2020 was $1.0 million relating to the receipt of key man life insurance proceeds from the unexpected passing of Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company at that time.

Income tax expense for 2021 was $1.1 million compared to income tax benefit of $0.2 million for 2020. For 2021 and 2020, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we have recorded a full valuation allowance as of December 31, 2021.

The net income for the year ended December 31, 2021 was $32.3 million, an increase of $37.5 million from the $5.2 million of net loss reported during the comparable 2020 period, primarily due to higher revenues and reduced interest expense, as described above.

Liquidity and Capital Resources

At December 31, 2021, the Company had working capital, which represents current assets less current liabilities, of $55.5 million, an increase of $31.1 million from the working capital of $24.4 million at December 31, 2020. The increase in working capital is primarily attributable to timing of borrowings, accounts receivable and inventory.

Inventory and trade receivables are principal components of current assets. At December 31, 2021, the Company had inventory of $94.1 million, an increase of $49.6 million from $44.5 million at December 31, 2020. The increase in the inventory balance is primarily due to increases in inventory cost in 2021, consistent with the increase in selling price of certain refrigerants.  The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (which are currently in the process of being phased down).

At December 31, 2021, the Company had trade receivables, net of allowance for doubtful accounts, of $14.2 million, an increase of $4.4 million from $9.8 million at December 31, 2020. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash used in operating activities for the year ended December 31, 2021 was $1.2 million, a reduction of $12.9 million compared to the net cash provided by operating activities of $11.7 million for the comparable 2020 period. The variance is primarily due to increased inventory cost, as previously mentioned, offset by increased net income in 2021, primarily as a result of increased selling price of certain refrigerants sold.

Net cash used in investing activities for 2021 and 2020 was $1.9 million and $0.5 million, respectively. As described above, key man life insurance proceeds of $1.0 million during 2020 were offset by capital expenditures incurred in the ordinary course of business, mainly in our plant facilities.

Net cash provided by financing activities for 2021 was $5.3 million, compared to net cash used in financing activities of $12.5 million for 2020. The variance is mainly due to borrowings under the revolving credit facility to purchase inventory during 2021.  In 2020, the Company received $2.5 million under the PPP loan, which was forgiven in 2021.

At December 31, 2021, cash and cash equivalents were $3.5 million, or approximately $2.2 million higher than the $1.3 million of cash and cash equivalents at December 31, 2020, mainly due to timing and as a result of the transactions mentioned above.

Revolving Credit Facility (prior to refinancing on March 2, 2022)

On December 19, 2019, Hudson Technologies Company (“HTC”), Hudson Holdings, Inc. (“Holdings”) and Aspen Refrigerants, Inc. (“ARI”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc. (the “Company”) as a guarantor, became obligated under a Credit Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as may thereafter become a party to the Wells Fargo Facility. The Wells Fargo Facility was amended and restated on March 2, 2022 (see “-Revolving Credit Facility Amendment” below).

Under the terms of the Wells Fargo Facility, the Borrowers could borrow, from time to time, up to $60 million at any time consisting of revolving loans in a maximum amount up to the lesser of $60 million and a borrowing base that was calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Wells Fargo Facility. The Wells Fargo Facility also contained a sublimit of $5 million for swing line loans and $2 million for letters of credit.

Amounts borrowed under the Wells Fargo Facility were used by the Borrowers to repay existing revolving indebtedness under its prior revolving credit facility, repay certain principal amounts under the Term Loan Facility (as defined below), and for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

Interest on loans under the Wells Fargo Facility was payable in arrears on the first day of each month. Interest charges with respect to loans were computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) the federal funds rate plus 0.5%, (2) one month LIBOR plus 1.0%, and (3) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to LIBOR rate loans, the sum of the LIBOR rate plus between 2.25% and 2.75% depending on average monthly undrawn availability.

In connection with the closing of the Wells Fargo Facility, the Company also entered into a Guaranty and Security Agreement, dated as of December 19, 2019 (the “Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries unconditionally guaranteed the payment and performance of all obligations owing by Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Revolver Guaranty and Security Agreement, Borrowers, the Company and certain other subsidiaries granted to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets. The Revolver Guaranty and Security Agreement also provided that the Agent shall receive the right to dominion over certain of the Borrowers’ bank accounts in the event of an Event of Default under the Wells Fargo Facility, or if undrawn availability under the Wells Fargo Facility falls below $9 million at any time.

The Wells Fargo Facility contained a financial covenant requiring the Company to maintain at all times minimum liquidity (defined as availability under the Wells Fargo Facility plus unrestricted cash) of at least $5 million, of which at least $3 million must be derived from availability. The Wells Fargo Facility also contained a springing covenant, which took effect only upon a failure to maintain undrawn availability of at least $7.5 million, requiring the Company to maintain a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of twelve consecutive fiscal months commencing with the month prior to the triggering of the covenant. The FCCR (as defined in the Wells Fargo Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, to (b) the aggregate amount of (i) interest expense required to be paid (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) during such period, (ii) scheduled principal payments (but excluding principal payments relating to outstanding revolving loans under the Wells Fargo Facility), (iii) all net federal, state, and local income taxes required to be paid during such period (provided, that any tax refunds received shall be applied to the period in which the cash outlay for such taxes was made), (iv) all restricted payments paid (as defined in the Wells Fargo Facility) during such period, and (v) to the extent not otherwise deducted from EBITDA for such period, all payments required to be made during such period in respect of any funding deficiency or funding shortfall with respect to any pension plan. The FCCR covenant ceases after the Borrowers have been in compliance therewith for two consecutive months.

The Wells Fargo Facility also contained customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The Wells Fargo Facility also contained certain covenants contained in the Fourth Amendment to the Prior Term Loan Facility described below.

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

The commitments under the Wells Fargo Facility were to expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, would have been due and payable in full on December 19, 2022, unless the commitments were terminated and the outstanding principal amount of the loans were accelerated sooner following an event of default.

Prior Term Loan Facility (prior to refinancing on March 2, 2022)

On October 10, 2017, HTC, Holdings, and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (as amended, the “Prior Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Prior Term Loan Agent”) and funds advised by FS Investments and such other lenders as may thereafter become a party to the Term Loan Facility (the “Prior Term Loan Lenders”). The Prior Term Loan Facility was repaid in full and terminated on March 2, 2022 (see “-Termination of Prior Term Loan Facility” below).

Under the terms of the Prior Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Prior Term Loan”).

The Prior Term Loan was to mature on October 10, 2023. Interest on the Prior Term Loan was generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 10.25%. The Borrowers had the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Prior Term Loans during no more than five fiscal quarters during the term of the Prior Term Loan Facility.

Borrowers and the Company granted to the Prior Term Loan Agent, for the benefit of the Prior Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Prior Term Loan Facility contained a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Prior Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Prior Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of December 31, 2021 and 2020, the TLR was approximately 1.93 to 1 and 5.84 to 1, respectively.

The Prior Term Loan Facility also contained customary non-financial covenants relating to the Company and the Borrowers, including limitations on their ability to pay dividends on common stock or preferred stock, and also included certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

In connection with the closing of the Prior Term Loan Facility, the Company also entered into a Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Prior Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to Prior Term Loan Agent, as agent for the benefit of the Prior Term Loan Lenders.

The Prior Term Loan Agent and the Agent entered into an intercreditor agreement governing the relative priority of their security interests granted by the Borrowers and the Guarantor in the collateral, providing that the Agent would have a first priority security interest in the accounts receivable, inventory, deposit accounts and certain other assets (the “Revolving Credit Priority Collateral”) and the Term Loan Agent would have a first priority security interest in the equipment, real property, capital stock of subsidiaries and certain other assets (the “Prior Term Loan Priority Collateral”).

On December 19, 2019, HTC, Holdings and ARI as borrowers and the Company as a guarantor, entered into a Waiver and Fourth Amendment to Term Loan Credit and Security Agreement (the “Fourth Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder.

The Fourth Amendment waived financial covenant defaults at June 30, 2019 and September 30, 2019 and amended the Term Loan Credit and Security Agreement dated October 10, 2017 (as previously amended, the “Prior Term Loan Facility”) to reset the maximum Total Leverage Ratio covenant contained in the Prior Term Loan Facility at the indicated dates as follows: (i) September 30, 2019 - 15.67:1.00; (ii) December 31, 2019 – 14.54:1.00; (iii) March 31, 2020 – 16.57:1.00; (iv) June 30, 2020 – 10.87:1.00; (v) September 30, 2020 – 8.89:1.00; (vi) December 31, 2020 – 8.89:1.00; (vii) March 31, 2021 – 7.75:1.00; (viii) June 30, 2021 – 7.03:1.00; (ix) September 30, 2021 – 6.08:1.00; and (x) December 31, 2021 – 5.36:1.00. The Fourth Amendment also reset the minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $5 million, measured monthly. Furthermore, the Fourth Amendment added a minimum LTM Adjusted EBITDA covenant as of the indicated dates as follows: (i) September 30, 2019 - $7.887 million; (ii) December 31, 2019 – $7.954 million; (iii) March 31, 2020 – $7.359 million; (iv) June 30, 2020 – $11.745 million; (v) September 30, 2020 – $12.021 million; (vi) December 31, 2020 – $12.300 million; (vii) March 31, 2021 –

$14.295 million; (viii) June 30, 2021 – $14.566 million; (ix) September 30, 2021 – $15.431 million; and (x) December 31, 2021 – $16.267 million.

The Fourth Amendment also (i) continued the limitation on acquisitions and dividends, (ii) required a principal repayment of $14,000,000 upon execution of the Fourth Amendment and (iii) increased the scheduled quarterly principal repayments to $562,000 effective March 31, 2020 and $1,312,000 effective December 31, 2020.

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

On April 23, 2020, HTC, Holdings and ARI as borrowers and the Company as a guarantor, entered into a Fifth Amendment to Term Loan Credit and Security Agreement (the “Fifth Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The Fifth Amendment authorized the Company and its subsidiaries to incur up to $2.5 million of indebtedness under the CARES Act and contained other provisions relating to the treatment of such proceeds and any potential debt forgiveness, under the Prior Term Loan Facility.

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

The Company was in compliance with all covenants, under the Wells Fargo Facility and the Prior Term Loan Facility, as amended, as of December 31, 2021.

New Term Loan Facility (Effective March 2, 2022)

On March 2, 2022, Hudson Technologies Company (“HTC”), an indirect subsidiary of Hudson Technologies, Inc. (the “Company”), and the Company’s subsidiary Hudson Holdings, Inc., as borrowers (collectively, the “Borrowers”), and the Company, as guarantor, became obligated under a Credit Agreement (the “Term Loan Facility”) with TCW Asset Management Company LLC, as administrative agent (“Term Loan Agent”) and the lender parties thereto (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers have immediately borrowed $85 million pursuant to a term loan (the “Term Loan”).  Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes.

The Term Loan matures on March 2, 2027, or earlier upon certain acceleration or cross default events. Principal payments on the Term Loan are required on a quarterly basis, commencing with the quarter ending March 31, 2022, in the amount of 5% of the original principal amount of the outstanding Term Loan per annum. The Term Loan Facility also requires annual payments of 50% of Excess

Cash Flow (as defined in the Term Loan Facility); provided that commencing with the year ending December 31, 2023 such payments may be reduced depending upon the Company’s leverage ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and other events. The Term Loan may be prepaid at the option of the Borrowers subject to a prepayment premium of 3% in year one, 2% in year two, 1% in year three, and zero in year four and thereafter.

Interest on the Term Loan is generally payable monthly, in arrears.  Interest charges with respect to the Term Loan are computed on the actual principal amount of the Term Loan outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 2.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate quoted by The Wall Street Journal, plus (ii) between 6.0% and 7.0% depending on the applicable leverage ratio and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 7.0% and 8.0% depending on the applicable leverage ratio.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

In connection with the closing of the Term Loan Facility, the Company also entered into a Guaranty and Security Agreement, dated as of March 2, 2022 (the “Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to Term Loan Agent, as agent for the benefit of the Term Loan Lenders.

The Term Loan Agent and the Agent (as defined below) have entered into an intercreditor agreement governing the relative priority of their security interests granted by the Borrowers and the Guarantor in the collateral, providing that the Agent shall have a first priority security interest in the accounts receivable, inventory, deposit accounts and certain other assets (the “Revolving Credit Priority Collateral”) and the Term Loan Agent shall have a first priority security interest in the equipment, real property, capital stock of subsidiaries and certain other assets (the “Term Loan Priority Collateral”).

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company's existing term loans set forth in the Term Loan Credit and Security Agreement with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, was repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated.

Revolving Credit Facility Amendment (Effective March 2, 2022)

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as have or may thereafter become a party to the Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility.

Under the terms of the Amended Wells Fargo Facility, the Borrowers may borrow up to $90 million consisting of: (i) $15 million immediately borrowed in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the

Amended Wells Fargo Facility. The Amended Wells Fargo Facility also contains a sublimit of $9 million for swing line loans and $2 million for letters of credit.

Amounts borrowed under the Amended Wells Fargo Facility may be used for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

Interest under the Amended Wells Fargo Facility is payable in arrears on the first day of each month. Interest charges with respect to Revolving Loans are computed on the actual principal amount of Revolving Loans outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 2.36% and 2.86% depending on average quarterly undrawn availability.  Interest charges with respect to the FILO Tranche are computed on the actual principal amount of FILO Tranche loans outstanding at a rate per annum equal to (A) with respect to Base Rate FILO Tranche loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) 6.5% and (B) with respect to SOFR FILO Tranche loans, the sum of the applicable SOFR rate plus 7.50%.

In connection with the closing of the Amended Wells Fargo Facility, the Company also entered into a First Amendment to Guaranty and Security Agreement, dated as of March 2, 2022 (the “Amended Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries are continuing to unconditionally guarantee the payment and performance of all obligations owing by Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Revolver Guaranty and Security Agreement, as amended, Borrowers, the Company and certain other subsidiaries are continuing to grant to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Amended Wells Fargo Facility contains a financial covenant requiring the Company to maintain at all times minimum liquidity (defined as availability under the Amended Wells Fargo Facility plus unrestricted cash) of at least $5 million, of which at least $3 million must be derived from availability. The Amended Wells Fargo Facility also contains a springing covenant, which takes effect only upon a failure to maintain undrawn availability of at least $11.25 million or upon an election by the Borrowers to increase the inventory component of the borrowing base, requiring the Company to maintain a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of twelve consecutive months commencing with the month prior to the triggering of the covenant. The FCCR (as defined in the Wells Fargo Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, to (b) the aggregate amount of (i) interest expense required to be paid (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) during such period, (ii) scheduled principal payments (but excluding principal payments relating to outstanding Revolving Loans under the Amended Wells Fargo Facility), (iii) all net federal, state, and local income taxes required to be paid during such period (provided, that any tax refunds received shall be applied to the period in which the cash outlay for such taxes was made), (iv) all restricted payments paid (as defined in the Amended Wells Fargo Facility) during such period, and (v) to the extent not otherwise deducted from EBITDA for such period, all payments required to be made during such period in respect of any funding deficiency or funding shortfall with respect to any pension plan. The FCCR covenant ceases after the Borrowers have been in compliance therewith for two consecutive months.

The Amended Wells Fargo Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

The commitments under the Wells Fargo Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on March 2, 2027, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default or in the event of certain other cross-defaults.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan had a term of two years, was unsecured, and bore interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations.  The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

None.

Inflation

Inflation, historically or the current rise, has not had a material impact on the Company's operations.

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

For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues; no other customer accounted for more than 10% of the Company’s revenues. At December 31, 2021, there were $3.1 million of outstanding receivables from this customer. For the year ended December 31, 2020, one customer accounted for 14% of the Company’s revenues; no other customer accounted for more than 10% of the Company’s revenues. At December 31, 2020, there were $2.9 million of outstanding receivables from this customer.

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

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. ASU 2020-06 is not expected to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Wells Fargo Facility and on the Term Loan Facility. The Wells Fargo Facility was a $60,000,000 secured facility, and the Term Loan Facility provided for Term Loans of $79,866,500 as of December 31, 2021. Effective March 2, 2022, the amended Wells Fargo Facility increased to a $90,000,000 secured facility, while the  Prior Term Loan Facility was replaced with a Term Loan Facility of $85,000,000.

There was a $15,000,000 outstanding balance on the Wells Fargo Facility as of December 31, 2021. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

There was a $79,866,500 outstanding balance on the Prior Term Loan Facility as of December 31, 2021. Future interest rate changes on our borrowing under the Term Loans may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s Chief Executive Officer and Chief

Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has provided an attestation report on our internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, NJ

Opinion on Internal Control over Financial Reporting

We have audited Hudson Technologies, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 24, 2022 expressed an unqualified opinion.

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

/s/ BDO USA, LLP

Stamford, CT

March 24, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2022, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2022, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2022, and to be filed with the Securities Exchange Commission.

Equity Compensation Plans

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2021.

Number of
securities
remaining
available for
future
issuance
under equity
	Number of		compensation
	securities to	Weighted-	plans
	be	average	(excluding
	issued upon	exercise	securities
	exercise of	price of	reflected
	outstanding	outstanding	in column
	options and Stock Appreciation Rights	options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,604,023	$1.03	5,069,255

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2022, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant's independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 27, 2022, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
2.1	Stock Purchase Agreement, dated August 9, 2017, by and among Hudson Technologies, Inc., Hudson Holdings, Inc. and Airgas, Inc. (17)
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Amended and Restated By-Laws. (35)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (14)
4.1	Description of Equity Securities. (33)
10.1	2004 Stock Incentive Plan. (7)*
10.2	Agreement with Brian F. Coleman, as amended. (9)*
10.3	2008 Stock Incentive Plan. (8)*
10.4	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.5	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.6	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.7	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.8	Long Term Care Insurance Plan Summary. (10)*
10.9	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (11) *
10.10	2014 Stock Incentive Plan (12)*
10.11	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.12	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.13	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.14	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.15	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.16	Form of Non-Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.17	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*
10.18	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*
10.19	Amended and Restated Agreement with Brian Coleman (15)*
10.20	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnamurti. (16)*
10.21	Term Loan Credit and Security Agreement dated October 10, 2017 with U.S. Bank National Association as Administrative Agent and Collateral Agent for the Term Lenders (18)

10.22	Guaranty and Suretyship Agreement dated October 10, 2017 by Hudson Technologies, Inc. (18)
10.23	2018 Stock Incentive Plan (19)*
10.24	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuance (25)*
10.25	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified of time. (25)*
10.26	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuances (25)*
10.27	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified period of time. (25)*
10.28	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with conditional vesting provisions. (25)*
10.29	Waiver and Second Amendment to Term Loan Credit and Security Agreement (20)
10.30	Extension Letter dated October 15, 2018 (21)
10.31	Second Extension Letter dated November 14, 2018 (22)
10.32	Third Extension Letter dated November 21, 2018 (23)
10.33	Waiver and Third Amendment to Term Loan and Security Agreement (24)
10.34	Joinder to Term Loan Credit and Security Agreement and Other Documents (26)
10.35	Second Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Brian F. Coleman (27)*
10.36	Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Nat Krishnamurti (27)*
10.37

Credit Agreement dated December 19, 2019 by and among Wells Fargo Bank, National Association, as Agent, the Lenders that are parties thereto, Hudson Technologies, Inc. and the Borrowers Described Therein (28)

10.38	Guaranty and Security Agreement dated December 19, 2019 by and among the Grantors named therein and Wells Fargo Bank, National Association, as Agent (28)
10.39	Waiver and Fourth Amendment to Term Loan and Credit and Security Agreement dated December 19, 2019 (28)
10.40	Third Amended and Restated Agreement dated December 19, 2019 between the Registrant and Brian F. Coleman (28)*
10.41	First Amendment to Credit Agreement dated April 23, 2020 with Wells Fargo Bank, National Association (29)
10.42	Fifth Amendment to Term Loan and Credit and Security Agreement dated April 23, 2020 (29)
10.43	Fourth Amended and Restated Agreement dated as of June 24, 2020 between the Registrant and Brian F. Coleman (30)*
10.44	Agreement dated September 14, 2020 between the Company and Kenneth Gaglione (31)*
10.45	Amended and Restated Agreement dated September 30, 2019 between the Company and Kathleen L. Houghton (31)*
10.46	Hudson Technologies, Inc. 2020 Stock Incentive Plan (32)*
10.47	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (34)*
10.48	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (34)*
10.49	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (34)*
10.50	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (34)*
10.51	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with conditional vesting provisions (34)*
10.52	Credit Agreement dated March 2, 2022 by and among TCW Asset Management Company LLC, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (35)
10.53	Guaranty and Security Agreement dated March 2, 2022 by and among the Grantors named therein and TCW Asset Management Company LLC, as Agent (35)
10.54	Amended and Restated Credit Agreement dated March 2, 2022 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (35)
10.55	First Amendment to Guaranty and Security Agreement dated March 2, 2022 by and among the Grantors named therein and Wells Fargo Bank, National Association, as Agent (35)
10.56	Form of Stock Appreciation Rights Award Agreement (36)
14	Code of Business Conduct and Ethics. (6)
21	Subsidiaries of the Company. (36)
23.1	Consent of BDO USA, LLP. (36)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (36)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (36)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (36)
(1)	Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(7)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004 .
(8)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(12)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(15)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed August 9, 2017.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 11, 2017.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed December 21, 2018.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed August 15, 2018.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 16, 2018.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed November 15, 2018.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed November 23, 2018.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 3, 2018.

(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2019.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 20, 2019.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed May 15, 2020.
(30)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 20, 2020.
(31)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 16, 2020.
(32)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed June 30, 2020.
(33)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 13, 2020.
(34)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 12, 2021.
(35)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed March 3, 2022.
(36)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 24, 2022 expressed an unqualified opinion.

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

Goodwill Impairment Assessment

As described in Note 1 and 8 to the Company’s consolidated financial statements, the Company’s goodwill balance as of December 31, 2021 was $47.8 million. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit at December 31, 2021. The Company performs an annual impairment test of goodwill on a qualitative or quantitative basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. During the fourth quarter of 2021, the Company completed its annual impairment test as of October 1 and determined in their qualitative assessment that it is more likely than not that the fair value of the only reporting unit is greater than its carrying amount, resulting in no goodwill impairment. The qualitative assessment requires management to make assumptions related to macroeconomic or business conditions affecting the industry. Changes in these assumptions could have a significant impact on the impairment evaluation and could result in goodwill impairment charges.

We identified the evaluation of goodwill impairment qualitative assessment as a critical audit matter. Auditing the reasonableness of management’s assumptions required a high degree of auditor judgment and an increased effort due to the nature and extent required in evaluating the qualitative assessment.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the Company's impairment assessment for its reporting unit by considering the appropriateness of the macroeconomic, industry, market factors and other entity-specific events identified by the Company against other evidence obtained through other procedures.
●	Evaluating management's qualitative assessments by (i) analyzing financial performance of the reporting unit, (ii) recalculating the Company's market capitalization, and (iii) comparing actual financial performance with forecasted financial performance used in previous impairment assessments to evaluate if there were any negative effects on earnings and cash flows that could impact the analysis.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1994.

Stamford, CT

March 24, 2022

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,492	$1,348
Trade accounts receivable – net	14,223	9,806
Inventories	94,144	44,460
Prepaid expenses and other current assets	8,090	6,528
Total current assets	119,949	62,142

Property, plant and equipment, less accumulated depreciation	20,093	21,910
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	20,357	23,150
Right of use asset	6,803	6,559
Other assets	710	85
Total Assets	$215,715	$161,649

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$9,623	$7,644
Accrued expenses and other current liabilities	30,637	19,417
Accrued payroll	3,931	1,394
Current maturities of long-term debt	5,248	7,314
Short-term debt	15,000	2,000
Total current liabilities	64,439	37,769
Deferred tax liability	1,692	1,355
Long-term lease liabilities	5,500	3,927
Long-term debt, less current maturities, net of deferred financing costs	73,145	77,976
Total Liabilities	144,776	121,027

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 44,758,925 and 43,347,887 respectively	448	433
Additional paid-in capital	116,312	118,269
Accumulated deficit	(45,821)	(78,080)
Total Stockholders’ Equity	70,939	40,622

Total Liabilities and Stockholders’ Equity	$215,715	$161,649

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2021	2020
Revenues	$192,748	$147,605
Cost of sales	121,084	112,195
Gross profit	71,664	35,410

Operating expenses:
Selling, general and administrative	26,566	26,644
Amortization	2,793	2,862
Total operating expenses	29,359	29,506

Operating income	42,305	5,904

Other (expense) income:
Interest expense	(11,376)	(12,330)
Other income	2,470	1,033
Total other (expense)	(8,906)	(11,297)

Income (loss) before income taxes	33,399	(5,393)

Income tax expense (benefit)	1,140	(185)

Net income (loss)	$32,259	$(5,208)

Net income (loss) per common share – Basic	$0.74	$(0.12)
Net income (loss) per common share – Diluted	$0.69	$(0.12)

Weighted average number of shares outstanding – Basic	43,765,443	42,710,381

Weighted average number of shares outstanding – Diluted	46,640,822	42,710,381

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2020	42,628,560	$426	$117,557	$(72,872)	$45,111

Issuance of common stock upon exercise of stock options	683,613	7	56	—	63

Issuance of common stock for services	35,714	—	35	—	35

Value of share-based arrangements	—	—	621	—	621

Net loss	—	—	—	(5,208)	(5,208)

Balance at December 31, 2020	43,347,887	$433	$118,269	$(78,080)	$40,622

Issuance of common stock upon exercise of stock options	1,398,979	14	187	—	201

Excess tax benefits from exercise of stock options	—	—	(2,655)	—	(2,655)

Issuance of common stock for services	12,059	1	—	—	1

Value of share-based arrangements	—	—	511	—	511

Net income	—	—	—	32,259	32,259

Balance at December 31, 2021	44,758,925	$448	$116,312	$(45,821)	$70,939

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$32,259	$(5,208)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	3,387	3,234
Amortization of intangible assets	2,793	2,862
Gain on insurance proceeds	—	(1,000)
Forgiveness of Payroll Protection Program Loan	(2,475)	—
Lower of cost or net realizable value inventory adjustment	(2,806)	(3,935)
Allowance for doubtful accounts	44	880
Amortization of deferred finance cost	1,125	1,127
Value of share-based payment arrangements	511	656
Deferred tax expense	337	163
Changes in assets and liabilities:
Trade accounts receivable	(4,461)	(2,625)
Inventories	(46,878)	18,713
Prepaid and other assets	(2,120)	(2,192)
Lease obligations	4	12
Income taxes receivable/payable	674	(300)
Accounts payable and accrued expenses	16,378	(700)
Cash (used in) provided by operating activities	(1,228)	11,687

Cash flows from investing activities:
Additions to property, plant and equipment	(1,922)	(1,470)
Proceeds from insurance policy	—	1,000
Cash used in investing activities	(1,922)	(470)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercises of stock options	201	63
Excess tax benefits from exercise of stock options	(2,655)	—
Borrowing- Paycheck Protection Program	—	2,475
Borrowing (repayment) of short-term debt – net	13,000	(12,000)
Repayment of long-term debt	(5,252)	(3,007)
Cash provided by (used in) financing activities	5,294	(12,469)

Increase (decrease) in cash and cash equivalents	2,144	(1,252)
Cash and cash equivalents at beginning of period	1,348	2,600
Cash and cash equivalents at end of period	$3,492	$1,348

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$10,157	$11,380
Cash paid (refund) for income taxes- net	$128	$(48)

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

During the year ended December 31, 2020 and continuing through the year ended December 31, 2021, the effects of a novel strain of coronavirus (“COVID-19”) pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

AIM Act

On September 23, 2021, the United States Environmental Protection Agency (“EPA”) issued the final rule establishing the framework to allocate allowances for virgin production and consumption of HFCs. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the AIM Act.

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

Consolidation

The consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company’s consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. The Company does not present a statement of comprehensive income (loss) as its comprehensive income (loss) is the same as its net income (loss).

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at December 31, 2021 and December 31, 2020, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2021 and December 31, 2020. Please see Note 2 for further details.

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

For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and at December 31, 2021, there were $3.1 million of outstanding receivables from this customer.For the year ended December 31, 2020, one customer accounted for 14% of the Company's revenues and at December 31, 2020, there were $2.9 million of outstanding receivables from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment annually on a qualitative or quantitative basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, we have the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we are then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at December 31, 2021. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2021, we completed our annual impairment test as of October 1 and determined in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2020 or 2021.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company has used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company recorded approximately $8.1 million as total right-of-use assets and total lease liabilities on its consolidated balance sheet as of January 1, 2019. The Company's accounting for finance leases remained substantially unchanged. Please see Note 6 for further details and current balances.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders.  ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders.  The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size.  Upon return of a cylinder, this liability is reduced.  The cylinder deposit liability balance was $12.3 million and $11.3 million at December 31, 2021 and 2020, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option,which has been exercised, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2021	2020
(in thousands)
Product and related sales	$187,799	$143,210
RefrigerantSide ® Services	4,949	4,395
Total	$192,748	$147,605

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

As of December 31, 2021, the Company had federal NOLs of approximately $29.3 million, none of which have an expiration date and which are subject to annual limitations of 80% of taxable earnings. As of December 31, 2021, the Company had state tax NOLs of approximately $21.0 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019, 2020 and 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2021 and December 31, 2020, the Company believes it had no uncertain tax positions and there are no open federal or state examinations.

Income (loss) per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in the presentation of diluted earnings per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2021	2020
Net income (loss)	$32,259	$(5,208)

Weighted average number of shares – basic	43,765,443	42,710,381
Shares underlying options	2,875,379	—
Weighted average number of shares outstanding – diluted	46,640,822	42,710,381

During the years ended December 31, 2021 and 2020, certain options aggregating 2,583,523 and 5,329,515 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2021.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which each amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is still evaluating the impact of this ASU.

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

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. ASU 2020-06 is not expected to have a material impact on our financial statements.

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

Note 3 - Trade accounts receivable – net

At December 31, 2021 and 2020, trade accounts receivable are net of reserves for doubtful accounts of $1.6 million. The following table represents the activity occurring in the reserves for doubtful accounts in 2021 and 2020.

	Beginning	Net additions
	Balance	charged to	Deductions	Ending Balance
(in thousands)	at January 1	Operations	and Other	at December 31
2021	$1,597	$44	$(57)	$1,584
2020	$710	$880	$7	$1,597

Note 4- Inventories

Inventories consist of the following:

	December 31,	December 31,
	2021	2020
(in thousands)
Refrigerants and cylinders	$99,828	$53,593
Less: net realizable value adjustments	(5,684)	(9,133)
Total	$94,144	$44,460

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

			Estimated
December 31,	2021	2020	Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,099	3,072	25-39 years
- Cylinders	13,272	13,624	15-30 years
- Equipment	26,653	25,138	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,773	1,537	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	837	679	5-10 years
- Leasehold improvements	852	852	3-5 years
- Equipment under construction	930	944
Subtotal	53,854	52,284
Accumulated depreciation	33,761	30,374
Total	$20,093	$21,910

Depreciation expense for the years ended December 31, 2021 and 2020 was $3.4 million and $3.2 million, respectively, of which $1.9 million and $1.7 million, respectively, were included as cost of sales in the Company’s Consolidated Statements of Operations.

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

Operating lease expense of $3.1 million and $3.0 million, for the years ended December 31, 2021 and 2020, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2021.

Maturity of Lease Payments	December 31, 2021
(in thousands)
-2022	2,371
-2023	1,642
-2024	1,605
-2025	903
-Thereafter	2,711
Total undiscounted operating lease payments	9,232
Less imputed interest	(2,350)
Present value of operating lease liabilities	$6,882

Balance Sheet Classification

December 31,	2021	2020
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,382	$2,703
Long-term lease liabilities	5,500	3,927
Total operating lease liabilities	$6,882	$6,630

Other Information

December 31,	2021		2020
Weighted-average remaining term for operating leases	4.08	years	4.86	years
Weighted-average discount rate for operating leases	8.22%		8.78%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities for the years ended December 31, 2021 and 2020 was $3.1 million and $3.0 million and is included in operating cash flows.

Note 7 - Income taxes

Income (loss) before income taxes for the years ended December 31, 2021 and 2020 was $33.4 million and ($5.4) million, respectively.  Income tax expense (benefit) for the years ended December 31, 2021 and 2020 was $1.1 million and ($0.2) million, respectively. The income tax expense for each of the years ended December 31, 2021 and 2020 was for federal and state income tax at statutory rates applied to the adjusted pre-tax income for each of the periods.

The following summarizes the (benefit) / provision for income taxes:

Years Ended December 31,	2021	2020
(in thousands)

Current:
Federal	$453	$(428)
State and local	350	80
	803	(348)
Deferred:
Federal	267	80
State and local	70	83
	337	163
Expense (benefit) for income taxes	$1,140	$(185)

Reconciliation of the Company’s actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2021	2020
Income tax rates
- Statutory U.S. federal rate	21%	21%
- State income taxes, net of federal benefit	0%	0%
- Excess tax benefits related to stock compensation	(4)%	0%
- AMT credit and NOL Carryback	0%	8%
- PPP Benefit	(2)%	—
- Lobbying	0%	(1)%
- Meals & Entertainment	0%	(1)%
- Officer’s Life Insurance	0%	4%
- Change in valuation allowance	(12)%	(28)%

Total	3%	3%

As of December 31, 2021, the Company had NOLs of approximately $29.3 million, none of have expiration dates and all of which are subject to annual limitations of 80% of tax earnings. As of December 31, 2021, the Company had state tax NOLs of approximately $21.0 million expiring in various years.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31,	2021	2020
(in thousands)
- Depreciation & amortization	$(6,365)	$(7,424)
- Reserves for doubtful accounts	398	324
- Inventory reserve	977	1,408
- Non qualified stock options	612	1,219
- Net operating losses	7,270	11,963
- AMT credit	—	—
- Deferred interest	10,381	10,114
- Deferred bonus	—	74
- Accrued Expenses	184	—
- Valuation allowance	(15,149)	(19,033)
Total	(1,692)	(1,355)

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2018, 2019, 2020 and 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021.

The Company’s 2015 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2021, the state statutes of limitations remain open for tax years subsequent to 2016. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes

Note 8 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the years ended December 31, 2021 and 2020.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At December 31, 2021 and December 31, 2020 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		2021			2020
	Amortization	Gross			Gross
December 31,	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	$1,270	$1,023	247	$1,270	$937	$333
Customer relationships	3 – 12	31,560	11,829	19,731	31,560	9,167	22,393
Above market leases	13	567	188	379	567	143	424
Total identifiable intangible assets		$33,397	$13,040	$20,357	$33,397	$10,247	$23,150

The amortization of intangible assets for the years ended December 31, 2021 and 2020, were $2.8 million and $2.9 million respectively. Future estimated amortization expense is as follows: 2022 - $2.8 million, 2023 - $2.8 million, 2024- $2.8 million, 2025- $2.5 million, 2026-$2.5 million and thereafter - $7.0 million.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

December 31 ,	2021	2020
(in thousands)
Accrued expenses	$13,986	$5,329
Cylinder deposits	12,307	11,338
Lease obligations	1,378	2,702
Other current liabilities	2,966	48
Total	$30,637	$19,417

Note 10 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2021	2020
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$15,000	$2,000
- Loan from Paycheck Protection Program- current	—	2,062
- Capital lease obligation- current	—	4
- Term loan facility - current	5,248	5,248
Subtotal	20,248	9,314
Long-term debt:
- Term loan facility- net of current portion of long-term debt	74,618	79,867
- Loan from Paycheck Protection Program- net of current portion	—	413
- Less: deferred financing costs on term loan	(1,473)	(2,304)
Subtotal	73,145	77,976

Total short-term & long-term debt	$93,393	$87,290

Revolving Credit Facility

On December 19, 2019, Hudson Technologies Company (“HTC”), Hudson Holdings, Inc. (“Holdings”) and Aspen Refrigerants, Inc. (“ARI”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc. (the “Company”) as a guarantor, became obligated under a Credit Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as may thereafter become a party to the Wells Fargo Facility. The Wells Fargo Facility was amended and restated on March 2, 2022 (see Note 14).

Under the terms of the Wells Fargo Facility, the Borrowers could borrow, from time to time, up to $60 million at any time consisting of revolving loans in a maximum amount up to the lesser of $60 million and a borrowing base that was calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Wells Fargo Facility. The Wells Fargo Facility also contained a sublimit of $5 million for swing line loans and $2 million for letters of credit.

Amounts borrowed under the Wells Fargo Facility were used by the Borrowers to repay existing revolving indebtedness under its prior revolving credit facility, repay certain principal amounts under the Term Loan Facility (as defined below), and for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

Interest on loans under the Wells Fargo Facility was payable in arrears on the first day of each month. Interest charges with respect to loans were computed on the actual principal amount of loans outstanding during the month at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) the federal funds rate plus 0.5%, (2) one month LIBOR plus 1.0%, and (3) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to LIBOR rate loans, the sum of the LIBOR rate plus between 2.25% and 2.75% depending on average monthly undrawn availability.

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

The Revolver Guaranty and Security Agreement also provided that the Agent shall receive the right to dominion over certain of the Borrowers’ bank accounts in the event of an Event of Default under the Wells Fargo Facility, or if undrawn availability under the Wells Fargo Facility falls below $9 million at any time.

The Wells Fargo Facility contained a financial covenant requiring the Company to maintain at all times minimum liquidity (defined as availability under the Wells Fargo Facility plus unrestricted cash) of at least $5 million, of which at least $3 million must be derived from availability. The Wells Fargo Facility also contained a springing covenant, which took effect only upon a failure to maintain undrawn availability of at least $7.5 million, requiring the Company to maintain a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of twelve consecutive fiscal months commencing with the month prior to the triggering of the covenant. The FCCR (as defined in the Wells Fargo Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, to (b) the aggregate amount of (i) interest expense required to be paid (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) during such period, (ii) scheduled principal payments (but excluding principal payments relating to outstanding revolving loans under the Wells Fargo Facility), (iii) all net federal, state, and local income taxes required to be paid during such period (provided, that any tax refunds received shall be applied to the period in which the cash outlay for such taxes was made), (iv) all restricted payments paid (as defined in the Wells Fargo Facility) during such period, and (v) to the extent not otherwise deducted from EBITDA for such period, all payments required to be made during such period in respect of any funding deficiency or funding shortfall with respect to any pension plan. The FCCR covenant ceases after the Borrowers have been in compliance therewith for two consecutive months.

The Wells Fargo Facility also contained customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. The Wells Fargo Facility also contained certain covenants contained in the Fourth Amendment to the Prior Term Loan Facility described below.

On April 23, 2020, the Borrowers, the Company and its subsidiaries entered into a First Amendment to Credit Agreement with Wells Fargo (the "First Amendment"). The First Amendment authorized the Company and its subsidiaries to incur up to $2.5 million of indebtedness under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and contained other provisions relating to the treatment of such proceeds and any potential debt forgiveness, under the Wells Fargo Facility.

The commitments under the Wells Fargo Facility were to expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, would have been due and payable in full on December 19, 2022, unless the commitments are terminated and the outstanding principal amount of the loans were accelerated sooner following an event of default.

Prior Term Loan Facility

On October 10, 2017, HTC, Holdings, and ARI, as borrowers, and the Company, as guarantor, became obligated under a Term Loan Credit and Security Agreement (as amended, the “Prior Term Loan Facility”) with U.S. Bank National Association, as administrative agent and collateral agent (“Prior Term Loan Agent”) and funds advised by FS Investments and such other lenders as may thereafter become a party to the Term Loan Facility (the “Prior Term Loan Lenders”). The Prior Term Loan Facility was repaid in full and terminated on March 2, 2022 (see Note 14).

Under the terms of the Prior Term Loan Facility, the Borrowers immediately borrowed $105 million pursuant to a term loan (the “Prior Term Loan").

The Prior Term Loan was to mature on October 10, 2023. Interest on the Prior Term Loan was generally payable on the earlier of the last day of the interest period applicable to such Eurodollar rate loan and the last day of the Term Loan Facility, as applicable. Interest is payable at the rate per annum of the Eurodollar Rate (as defined in the Term Loan Facility) plus 10.25%. The Borrowers had the option of paying 3.00% interest per annum in kind by adding such amount to the principal of the Prior Term Loans during no more than five fiscal quarters during the term of the Prior Term Loan Facility.

Borrowers and the Company granted to the Prior Term Loan Agent, for the benefit of the Prior Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility contained a financial covenant requiring the Company to maintain a specified total leverage ratio (“TLR”), tested as of the last day of the fiscal quarter. The TLR (as defined in the Term Loan Facility) is the ratio of (a) funded debt as of such day to (b) EBITDA for the four consecutive fiscal quarters ending on the last day of such fiscal quarter. Funded debt (as defined in the Prior Term Loan Facility) includes amounts borrowed under the Wells Fargo Facility and the Prior Term Loan Facility as well as capitalized lease obligations and other indebtedness for borrowed money maturing more than one year from the date of creation thereof. As of December 31, 2021 and 2020, the TLR was approximately 1.93 to 1 and 5.84 to 1, respectively.

The Prior Term Loan Facility also contained customary non-financial covenants relating to the Company and the Borrowers, including limitations on their ability to pay dividends on common stock or preferred stock, and also included certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

In connection with the closing of the Prior Term Loan Facility, the Company also entered into a Guaranty and Suretyship Agreement, dated as of October 10, 2017 (the “Prior Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to Prior Term Loan Agent, as agent for the benefit of the Prior Term Loan Lenders.

The Prior Term Loan Agent and the Agent have entered into an intercreditor agreement governing the relative priority of their security interests granted by the Borrowers and the Guarantor in the collateral, providing that the Agent would have a first priority security interest in the accounts receivable, inventory, deposit accounts and certain other assets (the “Revolving Credit Priority Collateral”) and the Prior Term Loan Agent would have a first priority security interest in the equipment, real property, capital stock of subsidiaries and certain other assets (the “Prior Term Loan Priority Collateral”).

On December 19, 2019, HTC, Holdings and ARI as borrowers and the Company as a guarantor, entered into a Waiver and Fourth Amendment to Term Loan Credit and Security Agreement (the “Fourth Amendment”) with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder.

The Fourth Amendment waived financial covenant defaults at June 30, 2019 and September 30, 2019 and amended the Term Loan Credit and Security Agreement dated October 10, 2017 (as previously amended, the “Term Loan Facility”) to reset the maximum Total Leverage Ratio covenant contained in the Prior Term Loan Facility at the indicated dates as follows: (i) September 30, 2019 - 15.67:1.00; (ii) December 31, 2019 – 14.54:1.00; (iii) March 31, 2020 – 16.57:1.00; (iv) June 30, 2020 – 10.87:1.00; (v) September 30, 2020 – 8.89:1.00; (vi) December 31, 2020 – 8.89:1.00; (vii) March 31, 2021 – 7.75:1.00; (viii) June 30, 2021 – 7.03:1.00; (ix) September 30, 2021 – 6.08:1.00; and (x) December 31, 2021 – 5.36:1.00. The Fourth Amendment also reset the minimum liquidity requirement (consisting of cash plus undrawn availability on the Borrowers’ revolving loan facility) of $5 million, measured monthly. Furthermore, the Fourth Amendment added a minimum LTM Adjusted EBITDA covenant as of the indicated dates as follows: (i) September 30, 2019 - $7.887 million; (ii) December 31, 2019 – $7.954 million; (iii) March 31, 2020 – $7.359 million; (iv) June 30, 2020 – $11.745 million; (v) September 30, 2020 – $12.021 million; (vi) December 31, 2020 – $12.300 million; (vii) March 31, 2021 –$14.295 million; (viii) June 30, 2021 – $14.566 million; (ix) September 30, 2021 – $15.431 million; and (x) December 31, 2021 – $16.267 million.

The Fourth Amendment also (i) continued the limitation on acquisitions and dividends, (ii) required a principal repayment of $14,000,000 upon execution of the Fourth Amendment and (iii) increased the scheduled quarterly principal repayments to $562,000 effective March 31, 2020 and $1,312,000 effective December 31, 2020.

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

On April 23, 2020, HTC, Holdings and ARI as borrowers and the Company as a guarantor, entered into a Fifth Amendment to Term Loan Credit and Security Agreement (the "Fifth Amendment") with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder. The Fifth Amendment authorized the Company and its subsidiaries to incur up to $2.5 million of indebtedness under the CARES Act and contained other provisions relating to the treatment of such proceeds and any potential debt forgiveness, under the Prior Term Loan Facility.

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

The Company was in compliance with all covenants, under the Prior Wells Fargo Facility and the Term Loan Facility, as amended, as of December 31, 2021.

The Company's ability to comply with these covenants in future quarters may be affected by events beyond the Company's control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the Wells Fargo Facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company's RefrigerantSide(R) Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company's future capital needs. There can be no assurance that the Company's proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available on acceptable terms, or at all.

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program ("PPP") pursuant to the CARES Act. The loan had a term of two years, was unsecured, and bore interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations. The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration ("SBA") upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations.

Vehicle and Equipment Loans

The Company has from time to time entered into various vehicle and equipment loans. These loans were payable in 60 monthly payments through July 2021 and bore interest ranging from 0.0% to 8.3%. All such loans have been repaid in full at December 31, 2021.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at December 31, 2021 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
‑2022	$5,248
‑2023	74,619
‑2024	—
‑2025	—
‑2026	—
Thereafter	—
Total	$79,867

Note 11 - Commitments and contingencies

Rents and operating leases

The Company utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties:

		Lease
	Annual	Expiration
Location	Rent	Date
Auburn, Washington	$36,000	4/2022
Baton Rouge, Louisiana	$24,600	Month to Month
Champaign, Illinois	$654,000	12/2024
Champaign, Illinois (2nd location)	$349,000	9/2026
Charlotte, North Carolina	$31,000	5/2022
Escondido, California	$219,000	6/2022
Hampstead, New Hampshire	$33,000	8/2023
Long Beach, California	$28,800	2/2024
Ontario, California	$168,000	12/2024
Riverside, California	$27,000	Month to Month
Rantoul, Illinois	$36,000	Month to Month
Smyrna, Georgia	$465,000	7/2030
Stony Point, New York	$105,000	6/2022
Woodcliff Lake, New Jersey	$158,000	8/2027

The Company rents properties and various equipment under operating leases. Operating lease expense for the years ended December 31, 2021 and 2020 totaled approximately $3.1 million and $3.0 million. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Note 12 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2021 and 2020, the share-based compensation expense of $0.5 million and $0.7 million, respectively, is reflected in General and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of

Directors. As of December 31, 2021 there were 5,069,255 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

Effective June 11, 2020, the Company adopted its 2020 Stock Incentive Plan ("2020 Plan") pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2020 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2020 Plan is sooner terminated, the ability to grant options or other awards under the 2020 Plan will expire on June 11, 2030.

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

The Company determines the fair value of share based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No.110, Share-Based Payment, to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended
December 31,	2021	2020
Assumptions
Dividend yield	0%	0%
Risk free interest rate	0.29%-0.85%	0.27%-0.29%
Expected volatility	90%-101%	101%-103%
Expected lives	2.5-5 years	2.75-5 years

A summary of the activity for the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
Stock Options and Stock Appreciation Rights	Shares	Exercise Price
Outstanding at December 31, 2019	7,042,377	$1.01
-Cancelled	—	$—
-Exercised	(1,967,562)	$0.91
-Granted	254,700	$1.11
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(133,257)	$2.02
-Exercised	(3,076,489)	$1.16
-Granted (1)	484,254	$1.82
Outstanding at December 31, 2021	2,604,023	$1.03

(1) Options to purchase 463,754 shares were granted in 2021, all of which were vested immediately in 2021. In addition, 20,500 stock appreciation rights were granted in December 2021 with a six- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2021 and 2020 of:

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2021	Options	Life	Exercise Price
Options outstanding and vested	2,583,523	5.85	$1.00

		Weighted
		Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2020	Options	Life	Exercise Price
Options outstanding	5,329,515	3.55	$1.06
Options vested	5,261,947	3.54	$1.05
Options unvested	67,568	4.71	$1.23

The intrinsic values of options outstanding at December 31, 2021 and 2020 are $8.9 million and $0.7 million, respectively.

The intrinsic value of options unvested at December 31, 2021 and 2020 are both $0.0 million.

The intrinsic values of options vested and exercised during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Intrinsic value of options vested	$1,481,858	$393,952
Intrinsic value of options exercised	$7,088,578	$843,893

Note 13 - Other income

Other income for the year ended December 31, 2021 was $2.5 million, resulting from the forgiveness of the PPP Loan.

On June 23, 2020, Kevin J. Zugibe, Chairman of the Board and Chief Executive Officer of the Company, passed away unexpectedly. During the third quarter of 2020, the Company received $1 million of key man life insurance proceeds and accordingly recorded the amount as Other income in its Consolidated Statement of Operations.

Note 14 – Related Party Transactions

Stephen P. Mandracchia served as Vice President – Legal and Regulatory and Secretary of the Company through May 3, 2019 and after that date served the Company in a consulting role through August 31, 2020. From May 6, 2019 through December 31, 2019, Mr. Mandracchia received a monthly consulting fee of $10,000 and such fee was increased to $12,000 per month effective January 1, 2020. Mr. Mandracchia is the brother-in-law of the deceased Kevin J. Zugibe, the Company’s former Chairman of the Board and Chief Executive Officer. Effective September 1, 2020, Mr. Mandracchia became a member of the Company's Board of Directors.

Note 15 – Subsequent Events

2022 Term Loan Facility

On March 2, 2022, Hudson Technologies Company (“HTC”), an indirect subsidiary of Hudson Technologies, Inc. (the “Company”), and the Company’s subsidiary Hudson Holdings, Inc., as borrowers (collectively, the “Borrowers”), and the Company, as guarantor, became obligated under a Credit Agreement (the “Term Loan Facility”) with TCW Asset Management Company LLC, as administrative agent (“Term Loan Agent”) and the lender parties thereto (the “Term Loan Lenders”).

Under the terms of the Term Loan Facility, the Borrowers have immediately borrowed $85 million pursuant to a term loan (the “Term Loan”).  Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes.

The Term Loan matures on March 2, 2027, or earlier upon certain acceleration or cross default events. Principal payments on the Term Loan are required on a quarterly basis, commencing with the quarter ending March 31, 2022, in the amount of 5% of the original principal amount of the outstanding Term Loan per annum. The Term Loan Facility also requires annual payments of 50% of Excess Cash Flow (as defined in the Term Loan Facility); provided that commencing with the year ending December 31, 2023 such payments may be reduced depending upon the Company’s leverage ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and other events. The Term Loan may be prepaid at the option of the Borrowers subject to a prepayment premium of 3% in year one, 2% in year two, 1% in year three, and zero in year four and thereafter.

Interest on the Term Loan is generally payable monthly, in arrears.  Interest charges with respect to the Term Loan are computed on the actual principal amount of the Term Loan outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 2.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate quoted by The Wall Street Journal, plus (ii) between 6.0% and 7.0% depending on the applicable leverage ratio and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 7.0% and 8.0% depending on the applicable leverage ratio.

Borrowers and the Company granted to the Term Loan Agent, for the benefit of the Term Loan Lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

In connection with the closing of the Term Loan Facility, the Company also entered into a Guaranty and Security Agreement, dated as of March 2, 2022 (the “Term Loan Guarantee”), pursuant to which the Company affirmed its unconditional guarantee of the payment and performance of all obligations owing by Borrowers to Term Loan Agent, as agent for the benefit of the Term Loan Lenders.

The Term Loan Agent and the Agent (as defined below) have entered into an intercreditor agreement governing the relative priority of their security interests granted by the Borrowers and the Guarantor in the collateral, providing that the Agent shall have a first priority security interest in the accounts receivable, inventory, deposit accounts and certain other assets (the “Revolving Credit Priority Collateral”) and the Term Loan Agent shall have a first priority security interest in the equipment, real property, capital stock of subsidiaries and certain other assets (the “Term Loan Priority Collateral”).

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company's existing term loans set forth in the Term Loan Credit and Security Agreement with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, was repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated.

Revolving Credit Facility Amendment

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as have or may thereafter become a party to the Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility.

Under the terms of the Amended Wells Fargo Facility, the Borrowers may borrow up to $90 million consisting of: (i) $15 million immediately borrowed in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also contains a sublimit of $9 million for swing line loans and $2 million for letters of credit.

Amounts borrowed under the Amended Wells Fargo Facility may be used for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

Interest under the Amended Wells Fargo Facility is payable in arrears on the first day of each month. Interest charges with respect to Revolving Loans are computed on the actual principal amount of Revolving Loans outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 2.36% and 2.86% depending on average quarterly undrawn availability.  Interest charges with respect to the FILO Tranche are computed on the actual principal amount of FILO Tranche loans outstanding at a rate per annum equal to (A) with respect to Base Rate FILO Tranche loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) 6.5% and (B) with respect to SOFR FILO Tranche loans, the sum of the applicable SOFR rate plus 7.50%.

In connection with the closing of the Amended Wells Fargo Facility, the Company also entered into a First Amendment to Guaranty and Security Agreement, dated as of March 2, 2022 (the “Amended Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries are continuing to unconditionally guarantee the payment and performance of all obligations owing by Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Revolver Guaranty and Security Agreement, as amended, Borrowers, the Company and certain other subsidiaries are continuing to grant to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

The Amended Wells Fargo Facility contains a financial covenant requiring the Company to maintain at all times minimum liquidity (defined as availability under the Amended Wells Fargo Facility plus unrestricted cash) of at least $5 million, of which at least $3 million must be derived from availability. The Amended Wells Fargo Facility also contains a springing covenant, which takes effect only upon a failure to maintain undrawn availability of at least $11.25 million or upon an election by the Borrowers to increase the inventory component of the borrowing base, requiring the Company to maintain a Fixed Charge Coverage Ratio (FCCR) of not less than 1.00 to 1.00, as of the end of each trailing period of twelve consecutive months commencing with the month prior to the triggering of the covenant. The FCCR (as defined in the Wells Fargo Facility) is the ratio of (a) EBITDA for such period, minus unfinanced capital expenditures made during such period, to (b) the aggregate amount of (i) interest expense required to be paid (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) during such period, (ii) scheduled principal payments (but excluding principal payments relating to outstanding Revolving Loans under the Amended Wells Fargo Facility), (iii) all net federal, state, and local income taxes required to be paid during such period (provided, that any tax refunds received shall be applied to the period in which the cash outlay for such taxes was made), (iv) all restricted payments paid (as defined in the Amended Wells Fargo Facility) during such period, and (v) to the extent not otherwise deducted from EBITDA for such period, all payments required to be made during such period in respect of any funding deficiency or funding shortfall with respect to any pension plan. The FCCR covenant ceases after the Borrowers have been in compliance therewith for two consecutive months.

The Amended Wells Fargo Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

The commitments under the Wells Fargo Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on March 2, 2027, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default or in the event of certain other cross-defaults.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

s
By:	/s/ Brian F. Coleman
Brian F. Coleman, Chairman and Chief Executive Officer

Date:	March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian F. Coleman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2022
Brian F. Coleman

/s/ Nat Krishnamurti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2022
Nat Krishnamurti

/s/ Vincent P. Abbatecola	Director	March 24, 2022
Vincent P. Abbatecola

/s/ Stephen P. Mandracchia	Director	March 24, 2022
Stephen P. Mandracchia

/s/ Otto C. Morch	Director	March 24, 2022
Otto C. Morch

/s/ Richard Parrillo	Director	March 24, 2022
Richard Parrillo

/s/ Eric A. Prouty	Director	March 24, 2022
Eric A. Prouty