Form 10-Q
period 2022-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2022-05-10
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13412

Hudson Technologies, Inc.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3641539 (I.R.S. Employer Identification No.)

300 Tice Boulevard
Suite 290 Woodcliff Lake, New Jersey (Address of principal executive offices)	07677 (Zip Code)

Registrant’s telephone number, including area code (845) 735-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered

Common stock, $0.01 par value	HDSN	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	44,909,704 shares
Class	Outstanding at May 1, 2022

Hudson Technologies, Inc.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,152	$3,492
Trade accounts receivable – net	38,180	14,223
Inventories	101,314	94,144
Prepaid expenses and other current assets	7,680	8,090
Total current assets	152,326	119,949

Property, plant and equipment, less accumulated depreciation	19,183	20,093
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	19,659	20,357
Right of use asset	7,166	6,803
Other assets	705	710
Total Assets	$246,842	$215,715

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,623	$9,623
Accrued expenses and other current liabilities	31,858	30,637
Accrued payroll	2,128	3,931
Current maturities of long-term debt	4,250	5,248
Short-term debt	—	15,000
Total current liabilities	46,859	64,439
Deferred tax liability	1,742	1,692
Long-term lease liabilities	5,819	5,500
Long-term debt, less current maturities, net of deferred financing costs	91,526	73,145
Total Liabilities	145,946	144,776

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 44,909,704 and 44,758,925, respectively	449	448
Additional paid-in capital	116,713	116,312
Accumulated deficit	(16,266)	(45,821)
Total Stockholders’ Equity	100,896	70,939

Total Liabilities and Stockholders’ Equity	$246,842	$215,715

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three-month period
	ended March 31,
	2022	2021
Revenues	$84,338	$33,780
Cost of sales	38,518	24,642
Gross profit	45,820	9,138

Operating expenses:
Selling, general and administrative	6,824	6,748
Amortization	698	698
Total operating expenses	7,522	7,446

Operating income	38,298	1,692

Interest expense	(7,305)	(2,817)

Income (loss) before income taxes	30,993	(1,125)

Income tax expense (benefit)	1,438	(49)

Net income (loss)	$29,555	$(1,076)

Net income (loss) per common share – Basic	$0.66	$(0.02)
Net income (loss) income per common share – Diluted	$0.63	$(0.02)
Weighted average number of shares outstanding – Basic	44,779,822	43,353,213
Weighted average number of shares outstanding – Diluted	46,736,471	43,353,213

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	43,347,887	433	118,269	(78,080)	40,622

Issuance of common stock upon exercise of stock options	23,804	1	—	—	1

Value of share-based arrangements	—	—	361	—	361

Net loss	—	—	—	(1,076)	(1,076)

Balance at March 31, 2021	43,371,691	434	118,630	(79,156)	39,908

Balance at January 1, 2022	44,758,925	448	116,312	(45,821)	70,939

Issuance of common stock upon exercise of stock options	150,779	1	70	—	71

Excess tax benefits from exercise of stock options	—	—	(72)	—	(72)

Value of share-based arrangements	—	—	403	—	403

Net income	—	—	—	29,555	29,555

Balance at March 31, 2022	44,909,704	449	116,713	(16,266)	100,896

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three-month period
	ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$29,555	$(1,076)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	937	847
Amortization of intangible assets	698	698
Amortization of lease right of use asset, net	1	(4)
Lower of cost or net realizable value inventory adjustment	(325)	(763)
Allowance for doubtful accounts	656	28
Value of share-based payment arrangements	403	361
Amortization of deferred finance costs	289	277
Loss on extinguishment of debt	4,665	—
Deferred tax expense	51	59
Changes in assets and liabilities:
Trade accounts receivable	(24,613)	(4,165)
Inventories	(6,845)	(2,390)
Prepaid and other assets	1,222	(998)
Income taxes receivable	—	335
Accounts payable and accrued expenses	(1,628)	1,822
Cash provided by (used in) operating activities	5,066	(4,969)

Cash flows from investing activities:
Additions to property, plant, and equipment	(27)	(290)
Cash used in investing activities	(27)	(290)

Cash flows from financing activities:
Proceeds from issuance of common stock	71	—
Excess tax benefits from exercise of stock options	(72)	—
Payment of deferred financing costs	(5,186)	—
Premiums paid to extinguish debt	(3,326)	—
Borrowing (repayment) of short-term debt – net	(15,000)	8,000
Proceeds from long-term debt	100,000	—
Repayment of long-term debt	(79,866)	(1,314)
Cash (used in) provided by financing activities	(3,379)	6,686

Increase in cash and cash equivalents	1,660	1,427
Cash and cash equivalents at beginning of period	3,492	1,348
Cash and cash equivalents at end of period	$5,152	$2,775

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$2,203	$2,480

Cash paid (refund) from income taxes – net	$4	$(442)

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

During the year ended December 31, 2021 and continuing through the three months ended March 31, 2022, the effects of a novel strain of coronavirus (“COVID-19”) pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (“ASC”) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2021. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain comparative figures have been reclassified to conform to the current year presentation.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at March 31, 2022 and December 31, 2021, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of March 31, 2022 and December 31, 2021. See Note 2 for further details.

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

For the three-month period ended March 31, 2022 there was no customer accounting for 10% of the Company’s revenues. For the three-month period ended March 31, 2021 there was one customer accounting for 14% of the Company’s revenues and at March 31, 2021 there were $2.3 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment annually on a qualitative or quantitative basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, we have the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we are then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at March 31, 2022. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2021 or the quarter ended March 31, 2022.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $12.9 million and $12.3 million at March 31, 2022 and December 31, 2021, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided.

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

As of March 31, 2022, the Company had federal NOLs of approximately $8.6 million, none of which have an expiration date, and which are subject to annual limitations of 80% of tax earnings. As of March 31, 2022, the Company had state tax NOLs of approximately $4.5 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2019, 2020, 2021 and March 31, 2022, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million,  we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. As of March 31, 2022, and due to additional income that resulted in the utilization of $20.7 million of net operating losses, we reduced the valuation allowance by $6.0 million resulting in an ending valuation allowance balance of $9.1 million as of March 31, 2022. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes. Based on the Company’s history of losses, current net income, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and future reversals of existing taxable temporary differences, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2022 and December 31, 2021, the Company believes it had no uncertain tax positions.

Income (loss) per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted loss per share. The reconciliation of shares used to determine net income (loss) per share is as follows (dollars in thousands, unaudited):

	Three Month Period
	Ended March 31,
	2022	2021
Net income (loss)	$29,555	$(1,076)

Weighted average number of shares – basic	44,779,822	43,353,213
Shares underlying options	1,956,649	—
Weighted average number of shares outstanding – diluted	46,736,471	43,353,213

During the three-month periods ended March 31, 2022 and 2021, certain options aggregating 18,483 and 5,589,993 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2022.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. ASU 2020-06 is not expected to have a material impact on our financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
	(unaudited)
(in thousands)
Refrigerants and cylinders	$106,673	$99,828
Less: net realizable value adjustments	(5,359)	(5,684)
Total	$101,314	$94,144

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31,	December 31,	Estimated
	2022	2021	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,099	3,099	25-39 years
- Cylinders	13,232	13,272	15-30 years
- Equipment	26,498	26,653	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,773	1,773	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	840	837	5-10 years
- Leasehold improvements	852	852	3-5 years
- Equipment under construction	1,059	930
Subtotal	53,791	53,854
Accumulated depreciation	34,608	33,761
Total	$19,183	$20,093

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.9 million and $0.8 million, respectively.

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

Operating lease expense of $0.6 million and $0.8 million, for the three months ended March 31, 2022 and 2021, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2022.

March 31,
Maturity of Lease Payments	2022
(unaudited)
(in thousands)
2022 (remaining)	$2,278
-2023	1,632
-2024	1,427
-2025	900
-Thereafter	2,489
Total undiscounted operating lease payments	8,726
Less imputed interest	(1,485)
Present value of operating lease liabilities	$7,241

Balance Sheet Classification

March 31,
2022
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,422
Long-term lease liabilities	5,819
Total operating lease liabilities	$7,241

Other Information

	March 31,
	2022
Weighted-average remaining term for operating leases	4.00	years
Weighted-average discount rate for operating leases	8.19%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $0.6 million during the three months ended March 31, 2022 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the period ended March 31, 2022 and year ended December 31, 2021. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At March 31, 2022 and December 31, 2021 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		March 31, 2022			December 31, 2021
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	870	645	225	870	623	247
Customer relationships	3 – 12	31,560	12,494	19,066	31,560	11,829	19,731
Above market leases	13	567	199	368	567	188	379
Totals identifiable intangible assets		$32,997	$13,338	$19,659	$32,997	$12,640	$20,357

Amortization expense for the three months ended March 31, 2022 and 2021 was $0.7 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month periods ended March 31, 2022 and 2021, share-based compensation expense was $0.4 million for both periods,and is reflected in Selling, general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2022 there were 4,791,834 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 338,481 and 415,478 shares of common stock granted during the three-months periods ended March 31, 2022 and 2021, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(133,257)	$2.02
-Exercised	(3,076,489)	$1.16
-Granted (1)	484,254	$1.82
Outstanding at December 31, 2021	2,604,023	$1.03
-Exercised	(211,809)	$1.24
-Granted	338,482	$3.81
Outstanding at March 31, 2022, unaudited	2,730,696	$1.36
(1)Options to purchase 463,754 shares were granted in 2021, all of which were vested immediately in 2021. In addition, 20,500 stock appreciation rights were granted in December 2021 with a six- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2022 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,540,956	5.8	years	$1.17

The intrinsic values of options outstanding at March 31, 2022 and December 31, 2021 were $13.2 million and $8.9 million, respectively.

The intrinsic values of options unvested at March 31, 2022 and December 31, 2021 were $0.4 million and $0.0 million, respectively.

The intrinsic values of options exercised during the three months ended March 31, 2022 and 2021 were $760,392 and $49,050, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	March 31,	December 31,
	2022	2021
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$—	$15,000
- Term loan facility – current	4,250	5,248
Subtotal	4,250	20,248
Long-term debt:
- Term loan facility- net of current portion of long-term debt	80,750	74,618
- FILO term loan	15,000	—
- Less: deferred financing costs on term loan	(4,224)	(1,473)
Subtotal	91,526	73,145

Total short-term & long-term debt	$95,776	$93,393

Revolving Credit Facility

On December 19, 2019, Hudson Technologies Company (“HTC”), Hudson Holdings, Inc. (“Holdings”) and Aspen Refrigerants, Inc. (“ARI”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc. (the “Company”) as a guarantor, became obligated under a Credit Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as may thereafter become a party to the Wells Fargo Facility. The Wells Fargo Facility was amended and restated on March 2, 2022 (see “Revolving Credit Facility Amendment” below).

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

The Company evaluated the Amended Wells Fargo Facility in accordance with the provisions of ASC 470 to determine if the amendment was a modification or an extinguishment of debt and concluded that the amendment was a modification of the original revolving credit facility for accounting purposes. As a result, the Company capitalized an additional $0.9 million of deferred financing costs in connection with the amendment, which, along with the $0.2 million of remaining deferred financing costs of the original revolving facility, is being amortized over the remaining five year term of the Amended Wells Fargo Facility.

The commitments under the Amended Wells Fargo Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on March 2, 2027, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default or in the event of certain other cross-defaults.

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

Under the terms of the Term Loan Facility, the Borrowers have immediately borrowed $85 million pursuant to a term loan (the “Term Loan”). Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

The Term Loan matures on March 2, 2027, or earlier upon certain acceleration or cross default events. Principal payments on the Term Loan are required on a quarterly basis, commencing with the quarter ending March 31, 2022, in the amount of 5% of the original principal amount of the outstanding Term Loan per annum. The Term Loan Facility also requires annual payments of 50% of Excess Cash Flow (as defined in the Term Loan Facility); provided that commencing with the year ending December 31, 2023 such payments may be reduced depending upon the Company’s leverage ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and other events. The Term Loan may be prepaid at the option of the Borrowers subject to a prepayment premium of 3% in year one, 2% in year two,1% in year three, and zero in year four and thereafter.

Interest on the Term Loan is generally payable monthly, in arrears.  Interest charges with respect to the Term Loan are computed on the actual principal amount of the Term Loan outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 2.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate quoted by The Wall Street Journal, plus (ii) between 6.0% and 7.0% depending on the applicable leverage ratio and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between  7.0% and 8.0% depending on the applicable leverage ratio. The Company is not subject to the Leverage Ratio Covenant until the Quarter Ended June 30, 2022.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s existing term loans set forth in the Term Loan Credit and Security Agreement with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, was repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.7 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of March 31, 2022.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the Amended Wells Fargo Facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company’s RefrigerantSide(R) Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company’s future capital needs. There can be no assurance that the Company’s proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available on acceptable terms, or at all.

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan had a term of two years, was unsecured, and bore interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company’s customers and the Company’s dependency to curtail expenses to fund ongoing operations. The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations.

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at March 31, 2022 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended March 31,	Amount
(in thousands)
‑2023	$4,250
-2024	4,250
-2025	4,250
-2026	4,250
-2027	83,000
Thereafter	—
Total	$100,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, the impact of the current COVID-19 pandemic, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2021, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Impact of COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19’s spread may have certain negative impacts on our business including, without limitation, the following:

●	We may experience a decrease in sales due to the COVID-19 pandemic. In particular, sales of our products to customers, such as schools, offices and government facilities, which have shut down, have been negatively impacted. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales and collectability of receivables could be more prolonged and may become more severe.
●	Although we have not experienced this during 2021 or 2022, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.
●	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.
●	Attempting to comply with rapidly evolving and conflicting legal requirements regarding vaccination and/or mandatory testing of our workforce.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

There were no goodwill impairment losses recognized in 2021 or the quarter ended March 31, 2022.

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

As of March 31, 2022, the Company had federal NOLs of approximately $8.6 million, none of which have an expiration date, and which are subject to annual limitations of 80% of tax earnings. As of March 31, 2022, the Company had state tax NOLs of approximately $4.5 million expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on an annual basis in the fourth quarter of the year, and more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2019, 2020, 2021 and March 31, 2022, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. As of March 31, 2022, and due to additional income that resulted in the utilization of $20.7 million of net operating losses, we reduced the valuation allowance by $6.0 million resulting in an ending valuation allowance balance of $9.1 million as of March 31, 2022. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes. Based on the Company’s history of losses, current net income, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and future reversals of existing taxable temporary differences, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded; however, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2022 and December 31, 2021, the Company believes it had no uncertain tax positions.

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

Results of Operations

Three-month period ended March 31, 2022 as compared to the three-month period ended March 31, 2021

Revenues for the three-month period ended March 31, 2022 were $84.3 million, an increase of $50.5 million or 149% from the $33.8 million reported during the comparable 2021 period. The increase was mainly attributable to higher selling prices of certain refrigerants sold, as well as increased volume.  Higher selling prices were fueled by increased demand and limited industry supply of certain refrigerants.  Volume has increased due to changes in certain sales strategies, which positively impacted our end markets and overall demand for refrigerants.

Cost of sales for the three-month period ended March 31, 2022 was $38.5 million or 46% of sales. The cost of sales for the three-month period ended March 31, 2021 was $24.6 million or 73% of sales. The reduction in the cost of sales percentage from 73% to 46% is primarily due to higher selling prices without appreciable increases in cost of goods during the first quarter of 2022 when compared to the first quarter of 2021.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2022 were $6.8 million, an increase of $0.1 million from the $6.7 million reported during the comparable 2021 period.

Amortization expense for both of the three-month periods ended March 31, 2022 and 2021 was $0.7 million.

Interest expense for the three-month period ended March 31, 2022 was $7.3 million, compared to the $2.8 million reported during the comparable 2021 period. Interest expense was higher due to the extinguishment of term loan debt, as described in “Liquidity and Capital Resources” below.

The income tax expense for the three-month period ended March 31, 2022 was $1.4 million compared to income tax benefit of $0.1 million for the three month period ended March 31, 2021. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items. As discussed previously, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a full valuation allowance as of March 31, 2022.

The net income for the three-month period ended March 31, 2022 was $29.6 million, an increase of $30.7 million from the $1.1 million of net loss reported during the comparable 2021 period, primarily due to higher revenues, as described above.

Liquidity and Capital Resources

At March 31, 2022, the Company had working capital, which represents current assets less current liabilities, of $105.5 million, an increase of $50.0 million from the working capital of $55.5 million at December 31, 2021. The increase in working capital is primarily attributable to timing of borrowings, accounts receivable and inventory.

Inventory and trade receivables are principal components of current assets. At March 31, 2022, the Company had inventories of $101.3 million, an increase of $7.2 million from $94.1 million at December 31, 2021. The increase in the inventory balance is primarily due to increases in inventory cost in 2022, consistent with the increase in selling price of certain refrigerants.  The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (which are currently in the process of being phased down).

At March 31, 2022, the Company had trade receivables, net of allowance for doubtful accounts, of $38.2 million, an increase of $24.0 million from $14.2 million at December 31, 2021, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the three-month period ended March 31, 2022 was $5.1 million, when compared to net cash used in operating activities of $5.0 million for the comparable 2021 period. The variance is primarily due to increased net income in 2022, primarily as a result of increased selling price of certain refrigerants sold, partially offset by increased accounts receivable.

Net cash used in investing activities for the three-month period ended March 31, 2022 was $0.0 million compared with net cash used in investing activities of $0.3 million for the comparable 2021 period.

Net cash used by financing activities for the three-month period ended March 31, 2022 was $3.4 million compared with net cash provided by financing activities of $6.7 million for the comparable 2021 period. The Company refinanced its term loan debt during the first quarter of 2022, as described below.

At March 31, 2022, cash and cash equivalents were $5.2 million, or approximately $1.7 million higher than the $3.5 million of cash and cash equivalents at December 31, 2021.

Amended Revolving Credit Facility

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

The Company evaluated the Amended Wells Fargo Facility in accordance with the provisions of ASC 470 to determine if the amendment was a modification or an extinguishment of debt and concluded that the amendment was a modification of the original revolving credit facility for accounting purposes. As a result, the Company capitalized an additional $0.9 million of deferred financing costs in connection with the amendment, which, along with the $0.2 million of remaining deferred financing costs of the original revolving facility, is being amortized over the remaining five year term of the Amended Wells Fargo Facility.

The commitments under Amended the Wells Fargo Facility will expire and the full outstanding principal amount of the loans, together with accrued and unpaid interest, are due and payable in full on March 2, 2027, unless the commitments are terminated and the outstanding principal amount of the loans are accelerated sooner following an event of default or in the event of certain other cross-defaults.

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

Under the terms of the Term Loan Facility, the Borrowers have immediately borrowed $85 million pursuant to a term loan (the “Term Loan”).  Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

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

Interest on the Term Loan is generally payable monthly, in arrears.  Interest charges with respect to the Term Loan are computed on the actual principal amount of the Term Loan outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 2.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate quoted by The Wall Street Journal, plus (ii) between 6.0% and 7.0% depending on the applicable leverage ratio and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 7.0% and 8.0% depending on the applicable leverage ratio. As of March 31, 2022 and December 31, 2021, the TLR was approximately 1.16 to 1 and 1.93 to 1, respectively. The Company is not subject to the Leverage Ratio Covenant until the Quarter Ended June 30, 2022.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s existing term loans set forth in the Term Loan Credit and Security Agreement with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, was repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.7 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of March 31, 2022.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, we cannot make any assurance that we will continue to be in compliance during future periods.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the Amended Wells Fargo Facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company’s RefrigerantSide(R) Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company’s future capital needs. There can be no assurance that the Company’s proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available on acceptable terms, or at all.

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan had a term of two years, was unsecured, and bore interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company’s customers and the Company’s dependency to curtail expenses to fund ongoing operations. The PPP loan proceeds have been used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the

Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

None.

Inflation

Inflation, historically or the current rise, has not had a material impact on the Company’s operations.

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

For the three-month period ended March 31, 2022 there was no customer accounting for 10% of the Company’s revenues. For the three-month period ended March 31, 2021 there was one customer accounting for 14% of the Company’s revenues and at March 31, 2021 there were $2.3 million of accounts receivable from this customer.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. ASU 2022-06 is not expected to have a material impact on our financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility and on the Term Loan Facility. The Amended Wells Fargo Facility is a $90,000,000 secured facility with a $15,000,000 outstanding balance as of March 31, 2022. The Term Loan Facility has a balance of $85,000,000 as of March 31, 2022. Future interest rate changes on our borrowing under the Term Loan Facility and the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors Section in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2021. There have been no material changes to such matters during the quarter ended March 31, 2022.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	May 10, 2022
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 10, 2022
	Nat Krishnamurti	Date
Chief Financial Officer