Form 10-Q
period 2022-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2022-08-08
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,020,087 shares
Class	Outstanding at August 1, 2022

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,682	$3,492
Trade accounts receivable – net	43,744	14,223
Inventories	118,664	94,144
Prepaid expenses and other current assets	7,205	8,090
Total current assets	190,295	119,949

Property, plant and equipment, less accumulated depreciation	19,187	20,093
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	18,960	20,357
Right of use asset	7,794	6,803
Other assets	690	710
Total Assets	$284,729	$215,715

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$13,877	$9,623
Accrued expenses and other current liabilities	35,978	30,637
Accrued payroll	2,637	3,931
Current maturities of long-term debt	4,250	5,248
Short-term debt	—	15,000
Total current liabilities	56,742	64,439
Deferred tax liability	90	1,692
Long-term lease liabilities	6,283	5,500
Long-term debt, less current maturities, net of deferred financing costs	80,677	73,145
Total Liabilities	143,792	144,776

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 45,020,087 and 44,758,925, respectively	450	448
Additional paid-in capital	116,943	116,312
Retained earnings (accumulated deficit)	23,544	(45,821)
Total Stockholders’ Equity	140,937	70,939

Total Liabilities and Stockholders’ Equity	$284,729	$215,715

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021
Revenues	$103,941	$60,548	$188,279	$94,328
Cost of sales	46,444	38,720	84,962	63,362
Gross profit	57,497	21,828	103,317	30,966

Operating expenses:
Selling, general and administrative	7,014	6,766	13,838	13,514
Amortization	699	699	1,397	1,397
Total operating expenses	7,713	7,465	15,235	14,911

Operating income	49,784	14,363	88,082	16,055

Other expense:
Net interest expense	2,623	2,872	9,928	5,689
Other expenses	—	5	—	5
Total other expense	2,623	2,877	9,928	5,694

Income before income taxes	47,161	11,486	78,154	10,361

Income tax expense	7,351	209	8,789	160

Net income	$39,810	$11,277	$69,365	$10,201

Net income per common share – Basic	$0.89	$0.26	$1.55	$0.23
Net income per common share – Diluted	$0.84	$0.24	$1.48	$0.22
Weighted average number of shares outstanding – Basic	44,960,464	43,498,908	44,870,642	43,426,463
Weighted average number of shares outstanding – Diluted	47,152,257	46,418,807	46,974,441	45,844,545

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at April 1, 2021	43,371,691	$434	$118,630	$(79,156)	$39,908

Issuance of common stock upon exercise of stock options	335,701	3	—	—	3

Stock compensation expense	—	—	9	—	9

Net income	—	—	—	11,277	11,277

Balance at June 30, 2021	43,707,392	$437	$118,639	$(67,879)	$51,197

Balance at April 1, 2022	44,909,704	$449	$116,713	$(16,266)	$100,896

Issuance of common stock upon exercise of stock options	110,383	1	51	—	52

Excess tax benefits from exercise of stock options	—	—	(1)	—	(1)

Stock compensation expense	—	—	180	—	180

Net income	—	—	—	39,810	39,810

Balance at June 30, 2022	45,020,087	$450	$116,943	$23,544	$140,937

Six Months Ended June 30,

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at January 1, 2021	43,347,887	$433	$118,269	$(78,080)	$40,622

Issuance of common stock upon exercise of stock options	359,505	4	—	—	4

Stock compensation expense	—	—	370	—	370

Net income	—	—	—	10,201	10,201

Balance at June 30, 2021	43,707,392	$437	$118,639	$(67,879)	$51,197

Balance at January 1, 2022	44,758,925	$448	$116,312	$(45,821)	$70,939

Issuance of common stock upon exercise of stock options	261,162	2	121	—	123

Excess tax benefits from exercise of stock options	—	—	(73)	—	(73)

Stock compensation expense	—	—	583	—	583

Net income	—	—	—	69,365	69,365

Balance at June 30, 2022	45,020,087	$450	$116,943	$23,544	$140,937

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six months
	ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$69,365	$10,201
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,726	1,694
Amortization of intangible assets	1,397	1,397
Lower of cost or net realizable value reserve	(1,155)	(1,752)
Allowance for doubtful accounts	1,207	53
Stock compensation expense	583	370
Amortization of deferred finance costs	2,004	558
Loss on extinguishment of debt	4,665	—
Deferred tax expense	(1,602)	117
Changes in assets and liabilities:
Trade accounts receivable	(30,727)	(23,562)
Inventories	(23,366)	(2,039)
Prepaid and other assets	1,677	(5,031)
Lease obligations	15	—
Income taxes receivable	—	429
Accounts payable and accrued expenses	8,078	9,135
Cash provided by (used in) operating activities	33,867	(8,430)

Cash flows from investing activities:
Additions to property, plant, and equipment	(820)	(418)
Cash used in investing activities	(820)	(418)

Cash flows from financing activities:
Proceeds from issuance of common stock	123	—
Excess tax benefits from exercise of stock options	(73)	—
Payment of deferred financing cost	(8,512)	—
Borrowing of short-term debt – net	(15,000)	12,000
Proceeds from long-term debt	100,000	—
Repayment of long-term debt	(92,395)	(2,627)
Cash (used in) provided by financing activities	(15,857)	9,373

Increase in cash and cash equivalents	17,190	525
Cash and cash equivalents at beginning of period	3,492	1,348
Cash and cash equivalents at end of period	$20,682	$1,873

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$7,911	$5,059
Cash paid (refund) for income taxes – net	$5,908	$(278)

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

The Company’s operations consist of one reportable segment. The Company’s products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer’s site. RefrigerantSide® Services consists of system decontamination to remove moisture, oils and other contaminants intended to restore systems to designed capacity. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

During the year ended December 31, 2021 and continuing through the six months ended June 30, 2022, the effects of a novel strain of coronavirus (“COVID-19”) pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (“ASC”) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2021. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain comparative figures have been reclassified to conform to the current year presentation.

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

Congress also required that EPA shall consider ways to promote reclamation in all phases of its implementation of the AIM Act. The final rule introduces a stepdown of 10% from baseline levels in 2022 and will for 2023, and a subsequent allowance rule must establish a cumulative 40% reduction in the baseline for 2024. Hudson received an allocation allowance for calendar year 2022 equal to approximately 3 million Metric Tons Exchange Value Equivalents, or 1% of the total HFC consumption, with allowances for 2023 and beyond to be determined at a later date. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at June 30, 2022 and December 31, 2021, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2022 and December 31, 2021. See Note 2 for further details.

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

For the six month period ended June 30, 2022 there was no customer accounting for 10% of the Company’s revenues. For the six month period ended June 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at June 30, 2021 there were $2.2 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, we have the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we are then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at June 30, 2022. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2021 or the six months ended June 30, 2022.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. ARI charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $13.5 million and $12.3 million at June 30, 2022 and December 31, 2021, respectively.

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

Income Taxes

The Company is taxed at statutory corporate income tax rates after adjusting income reported for financial statement purposes for certain items. Current income tax expense reflects the tax results of revenues and expenses currently taxable or deductible. The Company utilizes the asset and liability method of accounting for deferred income taxes, which provides for the recognition of deferred tax assets or liabilities, based on enacted tax rates and laws, for the differences between the financial and income tax reporting bases of assets and liabilities.

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

During the six months ended June 30, 2022, the Company utilized $29.3 million of federal NOLs. As of June 30, 2022, the Company has fully utilized its federal NOLs.  We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowance, on a quarterly basis.

The Company’s provision for income tax for the six months ended June 30, 2022, was $8.8 million. The tax provision during the six months ended June 30, 2022 includes an $11.6 million tax benefit related to its valuation allowance release. The effective tax rate for the six months ended June 30, 2022 was 11.2%. Each quarter the Company assesses the realizability of deferred tax assets under ASC Topic 740. Available positive and negative evidence is used to estimate whether sufficient future taxable income will be generated to use existing deferred assets. The Company relies on future book and taxable income forecasts, including tax planning strategies and future reversals of taxable temporary differences, to support their recoverability. The assessment performed for the period ended June 30, 2022, resulted in the conclusion that it is more likely than not that the deferred tax assets will be realizable, resulting in $11.6 million of valuation allowance release during the period ended June 30, 2022. When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Based on forecasted levels of book and taxable income, we estimate a remaining valuation allowance of $3.5 million to be released during the next two quarters.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2019, 2020, 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. During the six months ended June 30, 2022, and as a result of the Company’s assessment that the deferred tax assets are more likely than not to become realizable, the Company reversed $11.6 million of its valuation allowance, resulting in an ending valuation allowance balance of $3.5 million as of June 30, 2022. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2022, and December 31, 2021, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2022	2021	2022	2021
Net income	$39,810	$11,277	$69,365	$10,201

Weighted average number of shares – basic	44,960,464	43,498,908	44,870,642	43,426,463
Shares underlying options	2,191,793	2,919,899	2,103,799	2,418,082
Weighted average number of shares – diluted	47,152,257	46,418,807	46,974,441	45,844,545

During the three month periods ended June 30, 2022 and 2021, certain options aggregating 752 and 30,843 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2022 and 2021, certain options aggregating 1,090 and 199,694 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2022.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. ASU 2020-06 did not have a material impact on our financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
(in thousands)
Refrigerants and cylinders	$123,194	$99,828
Less: net realizable value adjustments	(4,530)	(5,684)
Total	$118,664	$94,144

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30,	December 31,	Estimated
	2022	2021	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,099	3,099	25-39 years
- Cylinders	13,269	13,272	15-30 years
- Equipment	26,505	26,653	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,773	1,773	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	840	837	5-10 years
- Leasehold improvements	852	852	3-5 years
- Equipment under construction	1,791	930
Subtotal	54,567	53,854
Accumulated depreciation	35,380	33,761
Total	$19,187	$20,093

Depreciation expense for the six months ended June 30, 2022 and 2021 was $1.7 million for both periods.

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

Operating lease expense of $1.3 million and $1.6 million, for the six months ended June 30, 2022 and 2021, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2022.

June 30,
Maturity of Lease Payments	2022
(in thousands)	(unaudited)
2022 (remaining)	$1,818
-2023	2,051
-2024	1,658
-2025	1,285
-Thereafter	2,916
Total undiscounted operating lease payments	9,728
Less imputed interest	(1,847)
Present value of operating lease liabilities	$7,881

Balance Sheet Classification

June 30,
2022
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,598
Long-term lease liabilities	6,283
Total operating lease liabilities	$7,881

Other Information

	June 30,
	2022
Weighted-average remaining term for operating leases	3.87	years
Weighted-average discount rate for operating leases	8.24%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.3 million during the six months ended June 30, 2022 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the six month period ended June 30, 2022 and year ended December 31, 2021. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At June 30, 2022 and December 31, 2021 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		June 30, 2022			December 31, 2021
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	870	667	203	870	623	247
Customer relationships	3 – 12	31,560	13,160	18,400	31,560	11,829	19,731
Above market leases	13	567	210	357	567	188	379
Total identifiable intangible assets		$32,997	$14,037	$18,960	$32,997	$12,640	$20,357

Amortization expense for the six months ended June 30, 2022 and 2021 was $1.4 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six months periods ended June 30, 2022 and 2021, share-based compensation expense of $0.6 million and $0.4 million, respectively, are reflected in Selling, general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2022 there were 4,776,228 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 354,838 and 415,478 shares of common stock granted during the six months periods ended June 30, 2022 and 2021, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(133,257)	$2.02
-Exercised	(3,076,489)	$1.16
-Granted (1)	484,254	$1.82
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(750)	$4.20
-Exercised	(327,840)	$1.12
-Granted	354,838	$4.09
Outstanding at June 30, 2022, unaudited	2,630,271	$1.43
(1)Options to purchase 463,754 shares were granted in 2021, all of which were vested immediately in 2021. In addition, 20,500 stock appreciation rights were granted in December 2021 with a six- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2022 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,461,031	5.8	years	$1.26

The intrinsic values of options outstanding at June 30, 2022 and December 31, 2021 were $16.0 million and $8.9 million, respectively.

The intrinsic values of options unvested at June 30, 2022 and December 31, 2021 were $0.6 million and $0.0 million, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 were $1.8 million and $1.6 million, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	June 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$—	$15,000
- Term loan facility – current	4,250	5,248
Subtotal	4,250	20,248
Long-term debt:
- Term loan facility- net of current portion of long-term debt	69,687	74,618
- FILO term loan	15,000	—
- Less: deferred financing costs on term loan	(4,010)	(1,473)
Subtotal	80,677	73,145

Total short-term & long-term debt	$84,927	$93,393

Revolving Credit Facility

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as have or may thereafter become a party to the Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility entered into on December 19, 2019.

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

In connection with the closing of the Amended Wells Fargo Facility, the Company also entered into a First Amendment to Guaranty and Security Agreement, dated as of March 2, 2022 (the “Amended Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries are continuing to unconditionally guarantee the payment and performance of all obligations owing by Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Amended Revolver Guaranty and Security Agreement, Borrowers, the Company and certain other subsidiaries are continuing to grant to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

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

The Term Loan matures on March 2, 2027, or earlier upon certain acceleration or cross default events. Principal payments on the Term Loan are required on a quarterly basis, commencing with the quarter ended March 31, 2022, in the amount of 5% of the original principal amount of the outstanding Term Loan per annum. The Term Loan Facility also requires annual payments of 50% of Excess Cash Flow (as defined in the Term Loan Facility); provided that commencing with the year ending December 31, 2023 such payments may be reduced depending upon the Company’s leverage ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and other events. The Term Loan may be prepaid at the option of the Borrowers subject to a prepayment premium of 3% in year one, 2% in year two,1% in year three, and zero in year four and thereafter.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period.  For the period ended June 30, 2022, the FCCR was 5.30 to 1.0 against a requirement of at least 1.10 to 1.0.  The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of June 30, 2022, the LR was approximately 0.73 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of June 30, 2022.

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

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at June 30, 2022 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended June 30,	Amount
(in thousands)
‑2023	$4,250
-2024	4,250
-2025	4,250
-2026	4,250
-2027	71,937
Thereafter	—
Total	$88,937

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). We test our goodwill for impairment on an annual basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2021 or the six months ended June 30, 2022.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 3 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value.

Income Taxes

The Company is taxed at statutory corporate income tax rates after adjusting income reported for financial statement purposes for certain items. Current income tax expense reflects the tax results of revenues and expenses currently taxable or deductible. The Company utilizes the asset and liability method of accounting for deferred income taxes, which provides for the recognition of deferred tax assets or liabilities, based on enacted tax rates and laws, for the differences between the financial and income tax reporting bases of assets and liabilities.

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

During the six months ended June 30, 2022, the Company utilized $29.3 million of federal NOLs. As of June 30, 2022, the Company has fully utilized its federal NOLs.  We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowance, on a quarterly basis.

The Company’s provision for income tax for the six months ended June 30, 2022, was $8.8 million. The tax provision during the six months ended June 30, 2022 includes an $11.6 million tax benefit related to its valuation allowance release. The effective tax rate for the six months ended June 30, 2022, was 11.2%. Each quarter the Company assesses the realizability of deferred tax assets under ASC Topic 740. Available positive and negative evidence is used to estimate whether sufficient future taxable income will be generated to use existing deferred assets. The Company relies on future book and taxable income forecasts, including tax planning strategies and future reversals of taxable temporary differences, to support their recoverability. The assessment performed for the period ended June 30, 2022, resulted in the conclusion that it is more likely than not that the deferred tax assets will be realizable, resulting in $11.6 million of valuation allowance release during the period ended June 30, 2022. When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Based on forecasted levels of book and taxable income, we estimate a remaining valuation allowance of $3.5 million to be released during the next two quarters.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2019, 2020, 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. During the six months ended June 30, 2022, and as a result of the Company’s assessment that the deferred tax assets are more likely than not to become realizable, the Company reversed $11.6 million  its valuation allowance, resulting in an ending valuation allowance balance of $3.5 million as of June 30, 2022. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2022, and December 31, 2021, the Company believes it had no uncertain tax positions.

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

The Company’s products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer’s site, which include system decontamination to remove moisture, oils and other contaminants.

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

Results of Operations

Three-month period ended June 30, 2022 as compared to the three-month period ended June 30, 2021

Revenues for the three-month period ended June 30, 2022 were $103.9 million, an increase of $43.4 million or 72% from the $60.5 million reported during the comparable 2021 period. The increase was mainly attributable to higher selling prices of certain refrigerants sold. Higher selling prices were fueled by the implementation of the AIM Act and the virgin HFC allocation system.

Cost of sales for the three-month period ended June 30, 2022 was $46.4 million or 45% of sales. The cost of sales for the three-month period ended June 30, 2021 was $38.7 million or 64% of sales. The reduction in the cost of sales percentage from 64% to 45% is primarily due to higher selling prices without appreciable increases in cost of goods during the second quarter of 2022 when compared to the second quarter of 2021.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2022 were $7.0 million, an increase of $0.2 million from the $6.8 million reported during the comparable 2021 period. The increase in SG&A was primarily due to increased commissions, travel and marketing.

Amortization expense for both of the three-month periods ended June 30, 2022 and 2021 was $0.7 million.

Interest expense for the three-month period ended June 30, 2022 was $2.6 million, compared to the $2.9 million reported during the comparable 2021 period. Interest expense was lower due to reduced debt resulting from the Company paying down principal of its term loan debt.

The income tax expense for the three-month period ended June 30, 2022 was $7.4 million compared to income tax expense of $0.2 million for the three month period ended June 30, 2021. The key driver of higher income tax expense was due to increased profitability. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended June 30, 2022 was $39.8 million, an increase of $28.5 million from the $11.3 million of net income reported during the comparable 2021 period, primarily due to higher revenues, as described above.

Six month period ended June 30, 2022 as compared to the six month period ended June 30, 2021

Revenues for the six month period ended June 30, 2022 were $188.3 million, an increase of $94.0 million or 100% from the $94.3 million reported during the comparable 2021 period. The increase was mainly attributable to higher selling prices of certain refrigerants sold. Higher selling prices were fueled by the implementation of the AIM Act and the virgin HFC allocation system.

Cost of sales for the six-month period ended June 30, 2022 was $85.0 million or 45% of sales. The cost of sales for the six-month period ended June 30, 2021 was $63.4 million or 67% of sales. The reduction in the cost of sales percentage from 67% to 45% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the first half of 2022 when compared to the first half of 2021.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2022 were $13.8 million, an increase of $0.3 million from the $13.5 million reported during the comparable 2021 period. The increase in SG&A was primarily due to increased commissions, travel and marketing.

Amortization expense for both six-month periods ended June 30, 2022 and 2021 was $1.4 million.

Interest expense for the six-month period ended June 30, 2022 was $9.9 million, compared to the $5.7 million reported during the comparable 2021 period. Interest expense was higher due to the extinguishment of prior term loan debt, as described in “Liquidity and Capital Resources” below.

The income tax expense for the six-month period ended June 30, 2022 was $8.8 million compared to income tax expense of $0.2 million for the six month period ended June 30, 2021. The key driver of higher income tax expense was due to increased profitability. For 2022 and 2021, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the six-month period ended June 30, 2022 was $69.4 million, an increase of $59.2 million from the $10.2 million of net income reported during the comparable 2021 period, primarily due to higher revenues, as described above.

Liquidity and Capital Resources

At June 30, 2022, the Company had working capital, which represents current assets less current liabilities, of $133.6 million, an increase of $78.1 million from the working capital of $55.5 million at December 31, 2021. The increase in working capital is primarily attributable to increased profitability and the timing of borrowings, accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At June 30, 2022, the Company had inventories of $118.7 million, an increase of $24.6 million from $94.1 million at December 31, 2021. The increase in the inventory balance is primarily due to increases in inventory cost in 2022, consistent with the increase in selling price of certain refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (which are currently in the process of being phased down).

At June 30, 2022, the Company had trade receivables, net of allowance for doubtful accounts, of $43.7 million, an increase of $29.5 million from $14.2 million at December 31, 2021, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the six-month period ended June 30, 2022 was $33.9 million, when compared to net cash used in operating activities of $8.4 million for the comparable 2021 period. The variance is primarily due to increased net income in 2022, primarily as a result of increased selling price of certain refrigerants sold, partially offset by increased accounts receivable and inventories.

Net cash used in investing activities for the six-month period ended June 30, 2022 was $0.8 million compared with net cash used in investing activities of $0.4 million for the comparable 2021 period, mainly due to timing of capital expenditures related to our plants.

Net cash used by financing activities for the six-month period ended June 30, 2022 was $15.9 million compared with net cash provided by financing activities of $9.4 million for the comparable 2021 period. The Company refinanced its term loan debt during the first quarter of 2022, as described below.

At June 30, 2022, cash and cash equivalents were $20.7 million, or approximately $17.2 million higher than the $3.5 million of cash and cash equivalents at December 31, 2021.

Revolving Credit Facility

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as have or may thereafter become a party to the Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility entered into on December 19, 2019.

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

In connection with the closing of the Amended Wells Fargo Facility, the Company also entered into a First Amendment to Guaranty and Security Agreement, dated as of March 2, 2022 (the “Amended Revolver Guaranty and Security Agreement”), pursuant to which the Company and certain subsidiaries are continuing to unconditionally guarantee the payment and performance of all obligations owing by Borrowers to Wells Fargo, as Agent for the benefit of the revolving lenders. Pursuant to the Amended Revolver Guaranty and Security Agreement, Borrowers, the Company and certain other subsidiaries are continuing to grant to the Agent, for the benefit of the Wells Fargo Facility lenders, a security interest in substantially all of their respective assets, including receivables, equipment, general intangibles (including intellectual property), inventory, subsidiary stock, real property, and certain other assets.

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

The Term Loan matures on March 2, 2027, or earlier upon certain acceleration or cross default events. Principal payments on the Term Loan are required on a quarterly basis, commencing with the quarter ended March 31, 2022, in the amount of 5% of the original principal amount of the outstanding Term Loan per annum. The Term Loan Facility also requires annual payments of 50% of Excess Cash Flow (as defined in the Term Loan Facility); provided that commencing with the year ending December 31, 2023 such payments may be reduced depending upon the Company’s leverage ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loans in the event of certain asset dispositions, debt issuances, and other events. The Term Loan may be prepaid at the option of the Borrowers subject to a prepayment premium of 3% in year one, 2% in year two, 1% in year three, and zero in year four and thereafter.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period.  For the period ended June 30, 2022, the FCCR was 5.30 to 1.0 against a requirement of at least 1.10 to 1.0.  The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of June 30, 2022, the LR was approximately 0.73 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of June 30, 2022.

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

For the six month period ended June 30, 2022 there was no customer accounting for 10% of the Company’s revenues. For the six month period ended June 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at June 30, 2021 there were $2.2 million of accounts receivable from this customer.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. ASU 2022-06 did not have a material impact on our financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility and on the Term Loan Facility. The Amended Wells Fargo Facility is a $90,000,000 secured facility with a $15,000,000 outstanding balance as of June 30, 2022. The Term Loan Facility has a balance of $73,937,500 as of June 30, 2022. Future interest rate changes on our borrowing under the Term Loan Facility and the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2021. There have been no material changes to such matters during the quarter ended June 30, 2022.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	August 8, 2022
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	August 8, 2022
	Nat Krishnamurti	Date
Chief Financial Officer