Form 10-Q
period 2022-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2022-11-08
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,075,912 shares
Class	Outstanding at October 26, 2022

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,049	$3,492
Trade accounts receivable – net	38,668	14,223
Inventories	120,158	94,144
Prepaid expenses and other current assets	18,742	8,090
Total current assets	192,617	119,949

Property, plant and equipment, less accumulated depreciation	19,353	20,093
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	18,262	20,357
Right of use asset	7,754	6,803
Other assets	762	710
Total Assets	$286,551	$215,715

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$14,890	$9,623
Accrued expenses and other current liabilities	36,060	30,637
Accrued payroll	3,874	3,931
Current maturities of long-term debt	4,250	5,248
Short-term debt	—	15,000
Total current liabilities	59,074	64,439
Deferred tax liability	879	1,692
Long-term lease liabilities	6,178	5,500
Long-term debt, less current maturities, net of deferred financing costs	49,831	73,145
Total Liabilities	115,962	144,776

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 45,070,368 and 44,758,925, respectively	451	448
Additional paid-in capital	117,238	116,312
Retained earnings (accumulated deficit)	52,900	(45,821)
Total Stockholders’ Equity	170,589	70,939

Total Liabilities and Stockholders’ Equity	$286,551	$215,715

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021
Revenues	$89,502	$60,645	$277,781	$154,973
Cost of sales	45,263	36,967	130,225	100,329
Gross profit	44,239	23,678	147,556	54,644

Operating expenses:
Selling, general and administrative	7,219	6,072	21,057	19,586
Amortization	698	698	2,095	2,095
Total operating expenses	7,917	6,770	23,152	21,681

Operating income	36,322	16,908	124,404	32,963

Other (expense) income:
Net interest expense	(2,365)	(2,843)	(12,293)	(8,532)
Other income	—	2,475	—	2,470
Total other (expense)	(2,365)	(368)	(12,293)	(6,062)

Income before income taxes	33,957	16,540	112,111	26,901

Income tax expense	4,601	670	13,390	830

Net income	$29,356	$15,870	$98,721	$26,071

Net income per common share – Basic	$0.65	$0.36	$2.20	$0.60
Net income per common share – Diluted	$0.62	$0.34	$2.10	$0.56
Weighted average number of shares outstanding – Basic	45,063,810	43,870,825	44,935,739	43,576,211
Weighted average number of shares outstanding – Diluted	47,181,424	46,964,522	47,053,010	46,412,691

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at July 1, 2021	43,707,392	$437	$118,639	$(67,879)	$51,197

Issuance of common stock upon exercise of stock options	243,826	2	75	—	77

Excess tax benefits from exercise of stock options	—	—	(346)	—	(346)

Issuance of common stock for services	8,530	1	—	—	1

Stock compensation expense	—	—	139	—	139

Net income	—	—	—	15,870	15,870

Balance at September 30, 2021	43,959,748	$440	$118,507	$(52,009)	$66,938

Balance at July 1, 2022	45,020,087	$450	$116,943	$23,544	$140,937

Issuance of common stock upon exercise of stock options	50,281	1	58	—	59

Excess tax benefits from exercise of stock options	—	—	(10)	—	(10)

Stock compensation expense	—	—	247	—	247

Net income	—	—	—	29,356	29,356

Balance at September 30, 2022	45,070,368	$451	$117,238	$52,900	$170,589

Nine Months Ended September 30,

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at January 1, 2021	43,347,887	$433	$118,269	$(78,080)	$40,622

Issuance of common stock upon exercise of stock options	603,331	6	75	—	81

Excess tax benefits from exercise of stock options	—	—	(346)	—	(346)

Issuance of common stock for services	8,530	1	—	—	1

Stock compensation expense	—	—	509	—	509

Net income	—	—	—	26,071	26,071

Balance at September 30, 2021	43,959,748	$440	$118,507	$(52,009)	$66,938

Balance at January 1, 2022	44,758,925	$448	$116,312	$(45,821)	$70,939

Issuance of common stock upon exercise of stock options	311,443	3	179	—	182

Excess tax benefits from exercise of stock options	—	—	(83)	—	(83)

Stock compensation expense	—	—	830	—	830

Net income	—	—	—	98,721	98,721

Balance at September 30, 2022	45,070,368	$451	$117,238	$52,900	$170,589

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine months
	ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$98,721	$26,071
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,455	2,540
Amortization of intangible assets	2,095	2,095
Forgiveness of Payroll Protection Program loan	—	(2,475)
Lower of cost or net realizable value reserve	(1,155)	(2,024)
Allowance for doubtful accounts	1,711	23
Stock compensation expense	830	509
Amortization of deferred finance costs	2,152	841
Loss on extinguishment of debt	4,665	—
Deferred tax expense	(814)	175
Changes in assets and liabilities:
Trade accounts receivable	(26,156)	(12,348)
Inventories	(24,860)	(12,305)
Prepaid and other assets	(9,990)	(4,771)
Lease obligations	16	5
Income taxes receivable	—	1,039
Accounts payable and accrued expenses	10,346	8,649
Cash provided by operating activities	60,016	8,024

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,715)	(665)
Cash used in investing activities	(1,715)	(665)

Cash flows from financing activities:
Proceeds from issuance of common stock	182	82
Excess tax benefits from exercise of stock options	(83)	(346)
Payment of deferred financing cost	(8,512)	—
(Repayment) Borrowing of short-term debt – net	—	5,000
Proceeds from long-term debt	100,000	—
Repayment of long-term debt	(138,331)	(3,940)
Cash (used in) provided by financing activities	(46,744)	796

Increase in cash and cash equivalents	11,557	8,155
Cash and cash equivalents at beginning of period	3,492	1,348
Cash and cash equivalents at end of period	$15,049	$9,503

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$10,100	$7,635
Cash paid (refund) for income taxes – net	$9,791	$(278)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2021. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

AIM Act

On September 23, 2021, the United States Environmental Protection Agency (“EPA”) issued the final rule establishing the framework to allocate allowances for virgin production and consumption of hydrofluorocarbon refrigerants (“HFCs”). The EPA is responsible for the administration of the HFC phase down enacted by Congress under the AIM Act.

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	manage these HFCs and their substitutes, and
3)	facilitate the transition to next-generation technologies.

Congress also required that EPA shall consider ways to promote reclamation in all phases of its implementation of the AIM Act. The final rule introduces a stepdown of 10% from baseline levels in 2022 and will for 2023, and a subsequent allowance rule must establish a cumulative 40% reduction in the baseline for 2024. Hudson received allocation allowances for calendar years 2022 and 2023 equal to approximately 3 million Metric Tons Exchange Value Equivalents per year, or 1% of the total HFC consumption, with allowances for future periods to be determined at a later date. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at September 30, 2022 and December 31, 2021, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2022 and December 31, 2021. See Note 2 for further details.

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

For the nine month period ended September 30, 2022 there was no customer accounting for greater than 10% of the Company’s revenues. For the nine-month period ended September 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at September 30, 2021 there were $3.0 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at September 30, 2022. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2021, the Company completed its annual impairment test as of October 1 and determined in its qualitative assessment it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2021 or the nine months ended September 30, 2022.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company’s Aspen Refrigerants division (“ARI”) charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $13.8 million and $12.3 million at September 30, 2022 and December 31, 2021, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided.

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

During the nine months ended September 30, 2022, the Company utilized $29.3 million of federal NOLs. As of September 30, 2022, the Company has fully utilized its federal NOLs. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets, and therefore the need for valuation allowance, on a quarterly basis.

The Company’s provision for income tax for the nine months ended September 30, 2022, was $13.4 million. The tax provision during the nine months ended September 30, 2022 includes a $14.4 million tax benefit related to its valuation allowance release. The effective tax rate for the nine months ended September 30, 2022 was 11.9%. Each quarter the Company assesses the realizability of deferred tax assets under ASC Topic 740. Available positive and negative evidence is used to estimate whether sufficient future taxable income will be generated to use existing deferred assets. The Company relies on future book and taxable income forecasts, including tax planning strategies and future reversals of taxable temporary differences, to support their recoverability. The assessment performed for the period ended September 30, 2022, resulted in the conclusion that it is more likely than not that the deferred tax assets will be realizable, resulting in $14.4 million of valuation allowance release during the nine month period ended September 30, 2022. When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Based on forecasted levels of book and taxable income, the Company estimates a remaining valuation allowance of $0.7 million to be released during the next quarter.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of its cumulative results in recent years. Based on its assessment as of December 31, 2019, 2020, 2021, the Company concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, it recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, the Company reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. During the nine months ended September 30, 2022, and as a result of the Company’s assessment that the deferred tax assets are more likely than not to become realizable, the Company reversed $14.4 million of its valuation allowance, resulting in an ending valuation allowance balance of $0.7 million as of September 30, 2022. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2022, and December 31, 2021, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2022	2021	2022	2021
Net income	$29,356	$15,870	$98,721	$26,071

Weighted average number of shares – basic	45,063,810	43,870,825	44,935,739	43,576,211
Shares underlying options	2,117,614	3,093,697	2,117,271	2,836,480
Weighted average number of shares – diluted	47,181,424	46,964,522	47,053,010	46,412,691

During the three-month periods ended September 30, 2022 and 2021, certain options aggregating 2,743 and 28,276 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine-month periods ended September 30, 2022 and 2021, certain options aggregating 2,980 and 59,119 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company’s accounting policies involve significant judgments, uncertainties, and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, goodwill and valuation allowance for the deferred tax assets relating to its NOLs and commitments and contingencies. With respect to trade accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company’s valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future.

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2022.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. ASU 2020-06 is not expected to have a material impact on the Company’s financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
	(unaudited)
(in thousands)
Refrigerants and cylinders	$125,188	$99,828
Less: net realizable value adjustments	(5,030)	(5,684)
Total	$120,158	$94,144

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30,	December 31,	Estimated
	2022	2021	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,099	3,099	25-39 years
- Cylinders	13,222	13,272	15-30 years
- Equipment	26,505	26,653	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,773	1,773	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	840	837	5-10 years
- Leasehold improvements	852	852	3-5 years
- Equipment under construction	2,732	930
Subtotal	55,461	53,854
Less: Accumulated depreciation	(36,108)	(33,761)
Total	$19,353	$20,093

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $2.5 million for both periods.

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

Operating lease expense of $1.9 million and $2.5 million, for the nine months ended September 30, 2022 and 2021, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2022.

September 30,
Maturity of Lease Payments	2022
(in thousands)	(unaudited)
2022 (remaining)	$1,919
-2023	2,115
-2024	1,564
-2025	1,371
-2026	940
-Thereafter	1,495
Total undiscounted operating lease payments	9,404
Less imputed interest	(1,564)
Present value of operating lease liabilities	$7,840

Balance Sheet Classification

September 30,
2022
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,662
Long-term lease liabilities	6,178
Total operating lease liabilities	$7,840

Other Information

	September 30,
	2022
Weighted-average remaining term for operating leases	3.75	years
Weighted-average discount rate for operating leases	8.19%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.9 million during the nine months ended September 30, 2022 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the nine-month period ended September 30, 2022 and year ended December 31, 2021. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At September 30, 2022 and December 31, 2021 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		September 30, 2022			December 31, 2021
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	870	689	181	870	623	247
Customer relationships	3 – 12	31,560	13,825	17,735	31,560	11,829	19,731
Above market leases	13	567	221	346	567	188	379
Total identifiable intangible assets		$32,997	$14,735	$18,262	$32,997	$12,640	$20,357

Amortization expense for the nine months ended September 30, 2022 and 2021 was $2.1 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine months periods ended September 30, 2022 and 2021, share-based compensation expense of $0.8 million and $0.4 million, respectively, are reflected in Selling, general and administrative expenses in the consolidated Statements of Operations.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2022 there were 4,743,801 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 379,070 and 463,754 shares of common stock granted during the nine months periods ended September 30, 2022 and 2021, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(133,257)	$2.02
-Exercised	(3,076,489)	$1.16
-Granted (1)	484,254	$1.82
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(11,781)	$4.20
-Exercised	(382,371)	$1.16
-Granted	379,070	$4.30
Outstanding at September 30, 2022, unaudited	2,588,941	$1.47
(1)	Options to purchase 463,754 shares were granted in 2021, all of which were vested immediately in 2021. In addition, 20,500 stock appreciation rights were granted in December 2021 with a six- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2022 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,419,701	5.7	years	$1.31

The intrinsic values of options outstanding at September 30, 2022 and December 31, 2021 were $15.2 million and $8.9 million, respectively.

The intrinsic values of options unvested at September 30, 2022 and December 31, 2021 were $0.6 million and $0.0 million, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 were $2.1 million and $1.6 million, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	September 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$—	$15,000
- Term loan facility – current	4,250	5,248
Subtotal	4,250	20,248
Long-term debt:
- Term loan facility- net of current portion of long-term debt	38,625	74,618
- FILO term loan	15,000	—
- Less: deferred financing costs on term loan	(3,794)	(1,473)
Subtotal	49,831	73,145

Total short-term & long-term debt	$54,081	$93,393

Revolving Credit Facility

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as have or may thereafter become a party to the Amended Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility entered into on December 19, 2019.

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

Interest under the Amended Wells Fargo Facility is payable in arrears on the first day of each month. Interest charges with respect to Revolving Loans are computed on the actual principal amount of Revolving Loans outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 2.36% and 2.86% depending on average quarterly undrawn availability. Interest charges with respect to the FILO Tranche are computed on the actual principal amount of FILO Tranche loans outstanding at a rate per annum equal to (A) with respect to Base Rate FILO Tranche loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%,and (4) the prime commercial lending rate of Wells Fargo, plus (ii) 6.5% and (B) with respect to SOFR FILO Tranche loans, the sum of the applicable SOFR rate plus 7.50%.

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

The Term Loan matures on March 2, 2027, or earlier upon certain acceleration or cross default events. Principal payments on the Term Loan are required on a quarterly basis, commencing with the quarter ended March 31, 2022, in the amount of 5% of the original principal amount of the outstanding Term Loan per annum. The Term Loan Facility also requires annual payments of 50% of Excess Cash Flow (as defined in the Term Loan Facility); provided that commencing with the year ending December 31, 2023 such payments may be reduced depending upon the Company’s leverage ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loan in the event of certain asset dispositions, debt issuances, and other events. The Term Loan may be prepaid at the option of the Borrowers subject to a prepayment premium of 3% in year one, 2% in year two,1% in year three, and zero in year four and thereafter.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended September 30, 2022, the FCCR was 5.36 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of September 30, 2022, the LR was approximately 0.41 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s existing term loans set forth in the Term Loan Credit and Security Agreement with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, was repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.6 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of September 30, 2022.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

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

Capital Lease Obligations

The Company rents certain equipment with a de minimis net book value at September 30, 2022 under leases which have been classified as capital leases.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended September 30,	Amount
(in thousands)
‑2023	$4,250
-2024	4,250
-2025	4,250
-2026	4,250
-2027	40,875
Total	$57,875

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

Impact of COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19’s spread may have certain negative impacts on our business including, without limitation, the following:

●	We may experience a decrease in sales due to the COVID-19 pandemic. In particular, sales of our products to customers, such as schools, offices and government facilities, which have shut down, have been negatively impacted. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales and collectability of receivables could be more prolonged and may become more severe.
●	Although we have not experienced this during 2021 or 2022, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.
●	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have, at times, required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy is in place.
●	Attempting to comply with rapidly evolving and conflicting legal requirements regarding vaccination and/or mandatory testing of our workforce.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

There were no goodwill impairment losses recognized in 2021 or the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, the Company utilized $29.3 million of federal NOLs. As of September 30, 2022, the Company has fully utilized its federal NOLs. We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowance, on a quarterly basis.

The Company’s provision for income tax for the nine months ended September 30, 2022, was $13.4 million. The tax provision during the nine months ended September 30, 2022 includes a $14.4 million tax benefit related to its valuation allowance release. The effective tax rate for the nine months ended September 30, 2022, was 11.9%. Each quarter the Company assesses the realizability of deferred tax assets under ASC Topic 740. Available positive and negative evidence is used to estimate whether sufficient future taxable income will be generated to use existing deferred assets. The Company relies on future book and taxable income forecasts, including tax planning strategies and future reversals of taxable temporary differences, to support their recoverability. The assessment performed for the period ended September 30, 2022, resulted in the conclusion that it is more likely than not that the deferred tax assets will be realizable, resulting in $14.4 million of valuation allowance release during the nine month period ended September 30, 2022. When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Based on forecasted levels of book and taxable income, we estimate a remaining valuation allowance of $0.7 million to be released during the next quarter.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. Based on our assessment as of December 31, 2019, 2020, 2021, we concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, we recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. During the nine months ended September 30, 2022, and as a result of the Company’s assessment that the deferred tax assets are more likely than not to become realizable, the Company reversed $14.4 million its valuation allowance, resulting in an ending valuation allowance balance of $0.7 million as of September 30, 2022. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2022, and December 31, 2021, the Company believes it had no uncertain tax positions.

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

Results of Operations

Three-month period ended September 30, 2022 as compared to the three-month period ended September 30, 2021

Revenues for the three-month period ended September 30, 2022 were $89.5 million, an increase of $28.9 million or 48% from the $60.6 million reported during the comparable 2021 period. The increase was mainly attributable to higher selling prices of certain refrigerants sold. Higher selling prices were fueled by the implementation of the AIM Act and the virgin HFC allocation system.

Cost of sales for the three-month period ended September 30, 2022 was $45.3 million or 51% of sales. The cost of sales for the three-month period ended September 30, 2021 was $37.0 million or 61% of sales. The reduction in the cost of sales percentage from 61% to 51% is primarily due to higher selling prices without similar increases in cost of goods during the third quarter of 2022 when compared to the third quarter of 2021.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2022 were $7.2 million, an increase of $1.1 million from the $6.1 million reported during the comparable 2021 period. The increase in SG&A was primarily due to increased accounts receivable reserve as a result of increased sales, higher noncash stock compensation expense and increased expenditures related to an enhanced information technology system.

Amortization expense for both of the three-month periods ended September 30, 2022 and 2021 was $0.7 million.

Interest expense for the three-month period ended September 30, 2022 was $2.4 million, compared to the $2.8 million reported during the comparable 2021 period. Interest expense was lower due to reduced debt resulting from the Company paying down principal of its term loan debt. In addition, during the third quarter of 2021, the Company received forgiveness of the PPP loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations, as described above.

The income tax expense for the three-month period ended September 30, 2022 was $4.6 million compared to income tax expense of $0.7 million for the three month period ended September 30, 2021. The tax provision during the three months ended September 30, 2022 includes a $2.8 million tax benefit related to its valuation allowance release. The key driver of higher income tax expense was due to increased profitability. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended September 30, 2022 was $29.4 million, an increase of $13.5 million from the $15.9 million of net income reported during the comparable 2021 period, primarily due to higher revenues, as described above.

Nine month period ended September 30, 2022 as compared to the nine month period ended September 30, 2021

Revenues for the nine-month period ended September 30, 2022 were $277.8 million, an increase of $122.8 million or 79% from the $155.0 million reported during the comparable 2021 period. The increase was mainly attributable to higher selling prices of certain refrigerants sold. Higher selling prices were fueled by the implementation of the AIM Act and the virgin HFC allocation system.

Cost of sales for the nine-month period ended September 30, 2022 was $130.2 million or 47% of sales. The cost of sales for the nine-month period ended September 30, 2021 was $100.3 million or 65% of sales. The reduction in the cost of sales percentage from 65% to 47% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the first nine months of 2022 when compared to the first nine months of 2021.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2022 were $21.1 million, an increase of $1.5 million from the $19.6 million reported during the comparable 2021 period. The increase in SG&A was primarily due to increased accounts receivable reserve as a result of increased sales, higher noncash stock compensation expense and increased expenditures related to an enhanced information technology system.

Amortization expense for both nine-month periods ended September 30, 2022 and 2021 was $2.1 million.

Interest expense for the nine-month period ended September 30, 2022 was $12.3 million, compared to the $8.5 million reported during the comparable 2021 period. Interest expense was higher due to the extinguishment of prior term loan debt, as described in “Liquidity and Capital Resources” below. In addition, during the third quarter of 2021, the Company received forgiveness of the PPP loan from the SBA, resulting in $2.475 million of Other Income recorded in the Company’s Consolidated Statements of Operations, as described earlier.

The income tax expense for the nine-month period ended September 30, 2022 was $13.4 million compared to income tax expense of $0.8 million for the nine month period ended September 30, 2021. The tax provision during the nine months ended September 30, 2022 includes a $14.4 million tax benefit related to its valuation allowance release. The effective tax rate for the nine months ended September 30, 2022 was 11.9%. The key driver of higher income tax expense was due to increased profitability. For 2022 and 2021, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the nine-month period ended September 30, 2022 was $98.7 million, an increase of $72.6 million from the $26.1 million of net income reported during the comparable 2021 period, primarily due to higher revenues, as described above.

Liquidity and Capital Resources

At September 30, 2022, the Company had working capital, which represents current assets less current liabilities, of $133.5 million, an increase of $78.0 million from the working capital of $55.5 million at December 31, 2021. The increase in working capital is primarily attributable to increased profitability and the timing of borrowings, accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At September 30, 2022, the Company had inventories of $120.2 million, an increase of $26.1 million from $94.1 million at December 31, 2021. The increase in the inventory balance is primarily due to increases in inventory cost in 2022, consistent with the increase in selling price of certain refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down).

At September 30, 2022, the Company had trade receivables, net of allowance for doubtful accounts, of $38.7 million, an increase of $24.5 million from $14.2 million at December 31, 2021, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine-month period ended September 30, 2022 was $60.0 million, when compared to net cash provided by operating activities of $8.0 million for the comparable 2021 period. The variance is primarily due to increased net income in 2022, primarily as a result of increased selling price of certain refrigerants sold, partially offset by increased accounts receivable and inventories.

Net cash used in investing activities for the nine-month period ended September 30, 2022 was $1.7 million compared with net cash used in investing activities of $0.7 million for the comparable 2021 period, mainly due to timing of capital expenditures related to our plants.

Net cash used by financing activities for the nine-month period ended September 30, 2022 was $46.7 million compared with net cash provided by financing activities of $0.8 million for the comparable 2021 period. The Company refinanced its term loan debt during the first quarter of 2022, as described below, and also paid down a significant portion of its term loan during 2022.

At September 30, 2022, cash and cash equivalents were $15.0 million, or approximately $11.5 million higher than the $3.5 million of cash and cash equivalents at December 31, 2021.

Revolving Credit Facility

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as have or may thereafter become a party to the Amended Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility entered into on December 19, 2019.

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

The Term Loan matures on March 2, 2027, or earlier upon certain acceleration or cross default events. Principal payments on the Term Loan are required on a quarterly basis, commencing with the quarter ended March 31, 2022, in the amount of 5% of the original principal amount of the outstanding Term Loan per annum. The Term Loan Facility also requires annual payments of 50% of Excess Cash Flow (as defined in the Term Loan Facility); provided that commencing with the year ending December 31, 2023 such payments may be reduced depending upon the Company’s leverage ratio (as defined in the Term Loan Facility) for the applicable year. The Term Loan Facility also requires mandatory prepayments of the Term Loan in the event of certain asset dispositions, debt issuances, and other events. The Term Loan may be prepaid at the option of the Borrowers subject to a prepayment premium of 3% in year one, 2% in year two, 1% in year three, and zero in year four and thereafter.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended September 30, 2022, the FCCR was 5.36 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of September 30, 2022, the LR was approximately 0.41 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s existing term loans set forth in the Term Loan Credit and Security Agreement with U.S. Bank National Association, as collateral agent and administrative agent, and the various lenders thereunder, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, was repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.6 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of September 30, 2022.

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

For the nine month period ended September 30, 2022 there was no customer accounting for greater than 10% of the Company’s revenues. For the nine-month period ended September 30, 2021 there was one customer accounting for 10% of the Company’s revenues and at September 30, 2021 there were $3.0 million of accounts receivable from this customer.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility and on the Term Loan Facility. The Amended Wells Fargo Facility is a $90,000,000 secured facility with a $15,000,000 outstanding balance as of September 30, 2022. The Term Loan Facility has a balance of $42,875,000 as of September 30, 2022. Future interest rate changes on our borrowing under the Term Loan Facility and the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.7 million as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2021. There have been no material changes to such matters during the quarter ended September 30, 2022.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	November 8, 2022
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 8, 2022
	Nat Krishnamurti	Date
Chief Financial Officer