Form 10-K
period 2022-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2023-03-14
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2022 was approximately $323,382,755.

As of March 8, 2023, there were 45,328,892 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 2023, are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this Form 10-K.

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

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin hydrofluoro-olefin (“HFO”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily hydrochlorofluorocarbon (“HCFC”), HFC and chlorofluorocarbon (“CFC”) refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants was phased out on December 31, 2019 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.

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

The Act also mandates the recovery of CFC and HCFC refrigerants and promotes and encourages re-use and reclamation of CFC and HCFC refrigerants. Under the Act, owners, operators and companies servicing cooling equipment utilizing CFC and HCFC refrigerants are responsible for the integrity of the systems regardless of the refrigerant being used. In November 2016, the EPA issued a final rule extending these requirements to HFCs and to certain other refrigerants that are approved by the EPA as alternatives for CFC and HCFC refrigerants (the “608 Rule”).

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various sectors of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC or HFO refrigerants. Certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state regulations relating to the sale, use and emissions of HFC refrigerants, as well as federal restrictions on the production and consumption of HFCs (as set forth below). The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with lower global warming potentials.

In October 2016, more than 200 countries, including the United States, agreed to amend the Montreal Protocol to phase down production of HFCs by 85% by 2047. The amendment establishes timetables for all developed and developing countries to freeze and then reduce production and use of HFCs, with the first reductions by developed countries in 2019. The amendment became effective January 1, 2019 as more than 197 countries have ratified the amendment.

AIM Act

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

Congress also required that EPA shall consider ways to promote reclamation in all phases of its implementation of the AIM Act. The final rule introduces a stepdown of 10% from baseline levels and a subsequent allowance rule must establish a cumulative 40% reduction in the baseline for 2024. Hudson received an allocation consumption allowance for calendar year 2022 and 2023 equal to approximately 3 million Metric Tons Exchange Value Equivalents, or 1% of the total HFC consumption. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown.

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

Refrigerant and Industrial Gas Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in the air conditioning and refrigeration industry. The Company continues to sell reclaimed CFC and certain HCFC based refrigerants, which are no longer manufactured. Virgin refrigerants are purchased by the Company from several suppliers and resold by the Company. Additionally, the Company regularly purchases used or contaminated refrigerants, from many different sources, which refrigerants are then reclaimed using the Company’s high speed proprietary reclamation equipment, its proprietary Zugibeast® system, and then are resold by the Company.

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

Carbon Offset Projects

CFC refrigerants are ozone depleting substances and are also highly weighted greenhouse gases that contribute to global warming and climate change. The destruction of CFC refrigerants may be eligible for verified emission reductions that can be converted and monetized into carbon offset credits, which then can be traded in the emerging carbon offset markets. The Company is pursuing opportunities to acquire CFC refrigerants and is developing relationships within the emerging environmental markets in order to implement opportunities for the creation and monetization of verified emission reductions from the destruction of CFC refrigerants.

In October 2015, the American Carbon Registry (“ACR”) established a methodology to provide, among other things, a quantification framework for the creation of carbon offset credits for the use of certified reclaimed HFC refrigerants. The Company is pursuing opportunities to acquire HFC refrigerants and is developing relationships within the emerging environmental markets in order to implement opportunities for the creation and monetization of verified emission reductions from the reclamation of HFC refrigerants.

RefrigerantSide® Services

The Company provides decontamination and recovery services that are performed at a customer’s site through the use of portable, high volume, high-speed proprietary equipment, including the proprietary Zugibeast® system. Certain of these RefrigerantSide® Services, which encompass system decontamination, and refrigerant recovery and reclamation, are also proprietary and are covered by process patents.

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

For the year ended December 31, 2022, there was no customer accounting for greater than 10% of the Company’s revenues, but one customer accounted for over 10% of outstanding receivables at December 31, 2022. For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2021.

Strategic Relationships

Hudson announced the following strategic relationships in 2022:

-	In, January 2022, Hudson entered into an agreement with AprilAire, the leading provider of professional grade healthy air solutions for homes, to meet the requirements of the recently finalized California Air Resources Board (CARB) Regulation Order for Reclaimed Refrigerant Use for Manufacturers of AC Equipment. Hudson will supply reclaimed refrigerant to AprilAire for use in its range of healthy indoor air quality solutions.
-	In, August 2022, Hudson entered into an agreement with Lennox International Inc., a global leader in energy-efficient climate-control solutions, to align their efforts to meet the CARB Regulation Order for Certified Reclaimed Refrigerant Use Requirements for Manufacturers of AC Equipment. Under the agreement, Hudson will be the exclusive supplier of certified reclaimed refrigerants to Lennox for the aftermarket support of their residential HVAC systems.

Marketing

Marketing programs are conducted through the efforts of the Company’s executive officers, marketing personnel and Company sales personnel. Hudson employs various marketing methods, including digital marketing, segment targeted outreach, social media, trade and industry events, webinars, in-person solicitation, print advertising, response to quotation requests and the internet through the Company’s websites (www.hudsontech.com and www.ASPENRefrigerants.com). Information on the Company’s websites are not part of this report.

The Company’s sales personnel are compensated on a combination of a base salary and commission. The Company’s executive officers devote significant time and effort to customer relationships.

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

Hudson’s RefrigerantSide® Services provide solutions to certain problems within the refrigeration industry and, as such, the demand and market acceptance for these services are subject to uncertainty. Competition for these services primarily consists of traditional periodic maintenance and repair methods of solving the industry’s problems. The Company’s marketing strategy is to educate the marketplace that its alternative solutions are available and that RefrigerantSide® Services are superior to traditional methods.

Risk Management

The Company carries insurance coverage that it considers sufficient to protect the Company’s assets and operations. The Company attempts to operate in a professional and prudent manner and to reduce potential liability risks through specific risk management efforts, including ongoing employee training.

The refrigerant industry involves potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain instances, its officers, directors and employees, may be subject to claims arising from the Company’s on-site or off-site services, including the improper release, spillage, misuse or mishandling of refrigerants classified as hazardous or non-hazardous substances or materials. The Company may be held strictly liable for damages, which could be substantial, regardless of whether it exercised due care and complied with all relevant laws and regulations.

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

Hudson and its customers are subject to the requirements of the Clean Air Act and the AIM Act, and the regulations promulgated thereunder by the EPA, which make it unlawful for any person in the course of maintaining, servicing, repairing, and disposing of air conditioning or refrigeration equipment, to knowingly vent or otherwise release or dispose of ozone depleting substances, and non-ozone depleting substitutes, used as refrigerants.

Pursuant to the Act, reclaimed refrigerant must satisfy the same purity standards as newly manufactured, virgin refrigerants in accordance with standards established by AHRI prior to resale to a person other than the owner of the equipment from which it was recovered. The EPA administers a certification program pursuant to which applicants certify to reclaim refrigerants in compliance with AHRI standards. The Company has two of only four certified refrigerant testing laboratories in the United States under AHRI’s laboratory certification program, which is a voluntary program that certifies the ability of a laboratory to test refrigerant in accordance with the AHRI 700 standard. In addition, the EPA has established a mandatory certification program for air conditioning and refrigeration technicians. Hudson’s technicians have applied for or obtained such certification.

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

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), requires facilities that treat, store or dispose of hazardous wastes to comply with certain operating standards. Before transportation and disposal of hazardous wastes off-site, generators of such waste must package and label their shipments consistent with detailed regulations and prepare a manifest identifying the material and stating its destination. The transporter must deliver the hazardous waste in accordance with the manifest to a facility with an appropriate RCRA permit. Under RCRA, impurities removed from refrigerants consisting of oils mixed with water and other contaminants are not presumed to be hazardous waste.

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

The Occupational Safety and Health Act of 1970, as amended, mandates requirements for a safe work place for employees and special procedures and measures for the handling of certain hazardous and toxic substances. State laws, in certain circumstances, mandate additional measures for facilities handling specified materials. The Company is also subject to regulations adopted by the California Air Resources Board which impose certain reporting requirements arising out of the reclamation and sale of refrigerants that takes place within the State of California.

The Company believes that it is in material compliance with all applicable regulations that are material to its business operations.

Quality Assurance & Environmental Compliance

The Company utilizes in-house quality and regulatory compliance control procedures. Hudson maintains its own analytical testing laboratories, which are AHRI certified, to assure that reclaimed refrigerants comply with AHRI purity standards and employs portable testing equipment when performing on-site services to verify certain quality specifications. The Company employs twelve persons engaged full-time in quality control and to monitor the Company’s operations for regulatory compliance.

Human Capital Resources

On February 23, 2023, the Company had 232 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company’s employees are represented by a union. The Company believes it has good relations with its employees.

Patents and Proprietary Information

The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between December 2023 and December 2036.

There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Technological development in the refrigerant industry may result in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its existing patents and the Company’s equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company’s existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company’s equipment or processes infringe, or are alleged to infringe, patents or other proprietary rights of others, the Company may be required to modify the design of its equipment or processes, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

The Company also relies on trade secrets and proprietary know-how, and employs various methods to protect its technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company’s know-how, concepts, ideas and documentation. Failure to protect its trade secrets could have a material adverse effect on the Company.

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

Our existing credit facilities, consisting of an asset-based lending facility of up to $90 million from Wells Fargo Bank, National Association (“Wells Fargo Bank”) and other lenders, and a term loan with a principal balance of approximately $32 million from funds advised by TCW Asset Management Company, LLC, are secured by substantially all of our assets and the asset-based lending facility contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facilities also include financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

In July 2016, we were awarded, as prime contractor, a five-year contract, including a five-year renewal option (which has been exercised), by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Our contract with DLA expires in July 2026. For the years ended December 31, 2022 and 2021, the DLA accounted for 8% and 10% of our revenues. The loss of DLA as a customer could have a material adverse effect on our financial position and results of operations.

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19’s spread may have certain negative impacts on our business including, without limitation, the following:

•	Although we have not experienced this during 2022, future potential disruptions in supply chains may place constraints on our ability to source refrigerants, which may increase our processing costs.
•	Governmental authorities in the United States and throughout the world may continue to increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
•	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely on a hybrid basis, i.e. part-time office and part-time away from the office. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.
•	Attempting to comply with rapidly evolving and conflicting legal requirements regarding vaccination and/or mandatory testing of our workforce.
•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any further actions taken by governmental authorities and other third parties in response to the pandemic.

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

Refrigerant sales continue to represent a significant majority of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitation: (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the amendment to the Montreal Protocol, the AIM Act, and any legislation and regulation enacted to implement the amendment, could impose limitations on production and consumption of HFC refrigerants; (iii) introduction of new refrigerants and air conditioning and refrigeration equipment; (iv) price competition resulting from additional market entrants; (v) changes in government regulation on the use and production of refrigerants; and (vi) reduction in price and/or demand for refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HFC production, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

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

Currently, our officers and directors collectively beneficially own approximately 8.8% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in a multi-tenant building in Woodcliff Lake, New Jersey, which houses the Company’s executive officers, its accounting and administrative staff, and its information technology staff and equipment. The Company’s key reclamation, processing and cylinder refurbishment facilities are located in Champaign, Illinois, Smyrna, Georgia and Ontario, California. The Company also sells industrial gases out of facilities located in Escondido, California and in Champaign, Illinois. The Company maintains smaller reclamation and cylinder refurbishing facilities in Ontario, California. The Company also maintains four smaller service depots for the performance of its RefrigerantSide® Services and maintains three sales and telemarketing offices.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “HDSN”.

The number of record holders of the Company’s common stock was approximately 104 as of March 8, 2023. The Company believes that there are approximately 4,000 beneficial owners of its common stock.

To date, the Company has not declared or paid any cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company’s operations and development of its business and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. In addition, the Company has a credit facility with Wells Fargo Bank, National Association and a separate term loan that, among other things, restrict the Company’s ability to declare or pay any cash dividends on its capital stock.

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

Critical Accounting Estimates

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

Inventory

For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. Net realizable value represents the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion and disposal. The determination if a write-down to net realizable value is necessary is primarily affected by the market prices for the refrigerant gases we sell. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, seasonality, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. At any time, our inventory levels may be substantial and fluctuate, which will materially impact our estimates of net realizable value.

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

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2022, we completed our annual impairment test as of October 1 and determined in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. The Company’s performance and profitability has improved in 2021 and 2022, mainly from increased pricing, as discussed in Results of Operations; however, there can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in any of the two years ended December 31, 2022 and 2021.

Other Intangibles

Intangibles with determinable lives are amortized over the estimated useful lives of the assets currently ranging from 6 to 13 years. The Company reviews these useful lives annually to determine that they reflect future realizable value. As described above, due to increased profitability, we believe that these other intangibles are fairly stated.

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

During the year ended December 31, 2022, the Company utilized all of its remaining $29.3 million of federal NOLs. As of December 31, 2022, the Company had state tax NOLs of approximately $1.5 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets, and therefore the need for valuation allowances, on a quarterly basis. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

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

As described further in Results of Operations and Liquidity and Capital Resources, the Company has increased profitability in 2021 and 2022, while also generating significant cash flows and paying down over 50% of its debt. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, we reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. During the year ended December 31, 2022, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all $15.1 million of its existing valuation allowance. The conclusion that a valuation allowance was no longer needed was based on the current year achievement of three years of cumulative pre-tax income, current year utilization of the Company’s $29.3 million Federal NOLs, which comprised a majority of the Company’s deferred tax assets, combined with estimates of future years’ pre-tax income that are sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes. While pricing and volume in future periods are uncertain, the Company has mitigated this risk by deleveraging its balance sheet and managing the business to reduce future risk.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2022 and December 31, 2021, the Company believes it had no uncertain tax positions and there are no open federal or state examinations.

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

Results of Operations

Year ended December 31, 2022 as compared to the year ended December 31, 2021

Revenues for the year ended December 31, 2022 were $325.2 million, an increase of $132.5 million or 69% from the $192.7 million reported during the comparable 2021 period. The increase was attributable to higher selling prices of certain refrigerants sold. Higher selling prices were fueled in part by the implementation of the AIM Act and the virgin HFC allocation system.

Cost of sales for the year ended December 31, 2022 was $162.3 million or 50% of sales. Cost of sales for the year ended December 31, 2021 was $121.1 million or 63% of sales. The reduction in the cost of sales percentage from 63% to 50% is primarily due to higher selling prices and lower costs of certain refrigerants sold during the year 2022 when compared to the year 2021.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2022 were $28.6 million, an increase of $2.0 million, or 7.5%, from the $26.6 million reported during the comparable 2021 period. The increase in SG&A was primarily due to increased payroll-related expenses, higher noncash stock compensation expense, and increased expenditures related to an enhanced information technology system.

Amortization expense was $2.8 million during 2022 and 2021, respectively.

Other expense for 2022 was $14.3 million, compared to the $8.9 million of other expense reported during the comparable 2021 period.  Interest expense was higher due to the extinguishment of prior term loan debt and the related write-off of deferred financing fees, as described in “Liquidity and Capital Resources” below. In addition, during the third quarter of 2021, the Company received forgiveness of the PPP loan from the SBA, resulting in $2.5 million of Other income.

Income tax expense for 2022 was $13.4 million compared to income tax expense of $1.1 million for 2021. The tax provision during the year ended December 31, 2022 includes a $15.1 million tax benefit related to its valuation allowance release. The effective tax rate for the year ended December 31, 2022 was 11.3% compared to 2.7% for 2021.The key driver of higher income tax expense was due to increased profitability and the release of the Company’s remaining valuation allowance in 2022. For 2022 and 2021, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the year ended December 31, 2022 was $103.8 million, an increase of $71.5 million from the $32.3 million of net income reported during the comparable 2021 period, primarily due to higher revenues, as described above.

Liquidity and Capital Resources

At December 31, 2022, the Company had working capital, which represents current assets less current liabilities, of $124.2 million, an increase of $68.7 million from the working capital of $55.5 million at December 31, 2021. The increase in working capital is primarily attributable to increased profitability, accounts receivable and inventory, mainly as a result of increased pricing, as described above.

Inventory and trade receivables are principal components of current assets. At December 31, 2022, the Company had inventory of $145.4 million, an increase of $51.3 million from $94.1 million at December 31, 2021. The increase in the inventory balance is primarily due to increases in inventory cost in 2022, consistent with the increase in selling price of certain refrigerants. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down).

At December 31, 2022, the Company had trade receivables, net of allowance for doubtful accounts, of $20.9 million, an increase of $6.7 million from $14.2 million at December 31, 2021. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided operating activities for the year ended December 31, 2022 was $62.8 million, when compared to the net cash used in operating activities of $1.2 million for the comparable 2021 period. The variance is primarily due to increased net income in 2022, primarily as a result of increased selling price of certain refrigerants sold, partially offset by increased accounts receivable and inventories.

Net cash used in investing activities for 2022 was $3.7 million when compared to the net cash used in investing activities of $1.9 million for the comparable 2021 period. The increase was mainly due to increased expenditures relating to the implementation of a new Enterprise Resource Planning system in 2022, as well as the timing of capital expenditures related to our plants.

Net cash used in financing activities for 2022 was $57.4 million, compared with net cash provided by financing activities of $5.3 million for 2021. The Company refinanced its term loan debt during the first quarter of 2022 and received $100 million in proceeds, along with incurring $8.5 million of deferred financing cost. The Company utilized most of its cash flow from operations to pay down debt for the remainder of the year. Total debt repayment in 2022 was $148 million.

At December 31, 2022, cash and cash equivalents were $5.3 million, or approximately $1.8 million higher than the $3.5 million of cash and cash equivalents at December 31, 2021.

Revolving Credit Facility

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc. (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or

“Wells Fargo”) and such other lenders as have or may thereafter become a party to the Amended Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility entered into on December 19, 2019.

Under the terms of the Amended Wells Fargo Facility, the Borrowers may borrow up to $90 million consisting of: (i) $15 million immediately borrowed in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also contains a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has a $0.9 million letter of credit outstanding.

Amounts borrowed under the Amended Wells Fargo Facility may be used for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

Interest under the Amended Wells Fargo Facility is payable in arrears on the first day of each month. Interest charges with respect to Revolving Loans are computed on the actual principal amount of Revolving Loans outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 2.36% and 2.86% depending on average quarterly undrawn availability. Interest charges with respect to the FILO Tranche are computed on the actual principal amount of FILO Tranche loans outstanding at a rate per annum equal to (A) with respect to Base Rate FILO Tranche loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) 6.5% and (B) with respect to SOFR FILO Tranche loans, the sum of the applicable SOFR rate plus 7.50%. The Amended Wells Fargo Facility also includes a monthly unused line fee ranging from 0.35% to 0.75% per annum determined based upon the level of average Revolving Loans outstanding during the immediately preceding month measured against the total Revolving Loans that may be borrowed under the Amended Wells Fargo Facility.

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

The Company evaluated the Amended Wells Fargo Facility in accordance with the provisions of ASC 470-50 to determine if the amendment was a modification or an extinguishment of debt and concluded that the amendment was a modification of the original revolving credit facility for accounting purposes. As a result, the Company capitalized an additional $0.9 million of deferred financing costs in connection with the amendment, which, along with the $0.2 million of remaining deferred financing costs of the original revolving facility, is being amortized over the remaining five year term of the Amended Wells Fargo Facility.

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”). Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended December 31, 2022, the FCCR was 4.45 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of December 31, 2022, the LR was approximately 0.34 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s existing term loans, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, were repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.6 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of December 31, 2022.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan had a term of two years, was unsecured, and bore interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company’s customers and the Company’s dependency to curtail expenses to fund ongoing operations. The PPP loan proceeds were used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan could be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other income recorded in the Company’s Consolidated Income Statements.

Off-Balance Sheet Arrangements

None.

Inflation

Inflation, historically or the recent increase, has not had a material impact on the Company’s operations.

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

For the year ended December 31, 2022, there was no customer accounting for greater than 10% of the Company’s revenues, but one customer accounted for over 10% of outstanding receivables at December 31, 2022. For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2021.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which each amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted ASU No. 2016-13 on January 1, 2023. The adoption of ASU No. 2016-13 did not have a material impact on its results of operations or financial position.

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in

Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2023. The adoption of ASU 2020-06 did not have a material impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility and on the Term Loan Facility. The Amended Wells Fargo Facility is a $90,000,000 secured facility with a $15,000,000 outstanding balance as of December 31, 2022. The Term Loan Facility has a balance of $31,812,500 as of December 31, 2022. Future interest rate changes on our borrowing under the Term Loan Facility and the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.9 million as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has provided an attestation report on our internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Hudson Technologies, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated March 14, 2023 expressed an unqualified opinion.

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

Stamford, Connecticut

March 14, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2023, and to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2023, and to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2023, and to be filed with the Securities Exchange Commission.

Equity Compensation Plans

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2022.

Number of
securities
remaining
available for
future
issuance
under equity
	Number of		compensation
	securities to	Weighted-	plans
	be	average	(excluding
	issued upon	exercise	securities
	exercise of	price of	reflected
	outstanding	outstanding	in column
	options and stock appreciation rights	options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,390,150	$1.51	4,845,343

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2023, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant’s independent registered public accounting firm to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2023, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Amended and Restated By-Laws. (26)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (14)
4.1	Description of Equity Securities. (24)
10.1	2004 Stock Incentive Plan. (7)*
10.2	Agreement with Brian F. Coleman, as amended. (9)*
10.3	2008 Stock Incentive Plan. (8)*
10.4	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.5	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.6	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.7	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.8	Long Term Care Insurance Plan Summary. (10)*
10.9	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (11) *
10.10	2014 Stock Incentive Plan (12)*
10.11	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.12	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.13	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.14	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.15	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.16	Form of Non-Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.17	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*
10.18	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*
10.19	Amended and Restated Agreement with Brian Coleman (15)*
10.20	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnamurti. (16)*
10.21	2018 Stock Incentive Plan (17)*
10.22	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuance (18)*
10.23	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified of time. (18)*

10.24	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuances (18)*
10.25	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified period of time. (18)*
10.26	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with conditional vesting provisions. (18)*
10.27	Second Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Brian F. Coleman (19)*
10.28	Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Nat Krishnamurti (19)*
10.29	Third Amended and Restated Agreement dated December 19, 2019 between the Registrant and Brian F. Coleman (20)*
10.30	Fourth Amended and Restated Agreement dated as of June 24, 2020 between the Registrant and Brian F. Coleman (21)*
10.31	Agreement dated September 14, 2020 between the Company and Kenneth Gaglione (22)*
10.32	Amended and Restated Agreement dated September 30, 2019 between the Company and Kathleen L. Houghton (22)*
10.33	Hudson Technologies, Inc. 2020 Stock Incentive Plan (23)*
10.34	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (25)*
10.35	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (25)*
10.36	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (25)*
10.37	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (25)*
10.38	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with conditional vesting provisions (25)*
10.39	Credit Agreement dated March 2, 2022 by and among TCW Asset Management Company LLC, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (26)
10.40	Guaranty and Security Agreement dated March 2, 2022 by and among the Grantors named therein and TCW Asset Management Company LLC, as Agent (26)
10.41	Amended and Restated Credit Agreement dated March 2, 2022 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (26)
10.42	First Amendment to Guaranty and Security Agreement dated March 2, 2022 by and among the Grantors named therein and Wells Fargo Bank, National Association, as Agent (26)
10.43	Form of Stock Appreciation Rights Award Agreement (27)
14	Code of Business Conduct and Ethics. (6)
21	Subsidiaries of the Company. (28)
23.1	Consent of BDO USA, LLP. (28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (28)
(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.

(7)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(8)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(12)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(15)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed December 21, 2018.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2019.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 20, 2019.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 20, 2020.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 16, 2020.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed June 30, 2020.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 13, 2020.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 12, 2021.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed March 3, 2022.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 24, 2022.
(28)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the [consolidated] financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes—Release of Valuation Allowances for Deferred Tax Assets

As described in Note 7 to the consolidated financial statements at December 31, 2022, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company released all $15.1 million of its existing valuation allowance.

We identified the evaluation of the release of the valuation allowance as a critical audit matter. Auditing management’s assessment of the realizability of its deferred tax assets involved especially subjective auditor judgement because management’s estimate of future taxable income is based on certain significant assumptions that may be affected by future market or economic conditions and the Company’s performance.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of certain significant assumptions used by management in determining the projected future taxable income as it relates to the release of the valuation allowance, through the following procedures:
o	Comparing prior period forecasts with actual results and evaluating the impact on certain significant assumptions
o	Assessing the impact of industry and economic trends on certain significant assumptions
/s/ BDO USA, LLP

We have served as the Company’s auditor since 1994.

Stamford, Connecticut

March 14, 2023

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,295	$3,492
Trade accounts receivable – net	20,872	14,223
Inventories	145,377	94,144
Prepaid expenses and other current assets	5,289	8,090
Total current assets	176,833	119,949

Property, plant and equipment, less accumulated depreciation	20,568	20,093
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	17,564	20,357
Right of use asset	7,339	6,803
Other assets	2,386	710
Total Assets	$272,493	$215,715

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$14,165	$9,623
Accrued expenses and other current liabilities	27,908	30,637
Accrued payroll	6,303	3,931
Current maturities of long-term debt	4,250	5,248
Short-term debt	—	15,000
Total current liabilities	52,626	64,439
Deferred tax liability	244	1,692
Long-term lease liabilities	5,763	5,500
Long-term debt, less current maturities, net of deferred financing costs	38,985	73,145
Total Liabilities	97,618	144,776

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 45,287,619 and 44,758,925 respectively	453	448
Additional paid-in capital	116,442	116,312
Retained earnings (accumulated deficit)	57,980	(45,821)
Total Stockholders’ Equity	174,875	70,939

Total Liabilities and Stockholders’ Equity	$272,493	$215,715

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2022	2021
Revenues	$325,225	$192,748
Cost of sales	162,332	121,084
Gross profit	162,893	71,664

Operating expenses:
Selling, general and administrative	28,591	26,566
Amortization	2,793	2,793
Total operating expenses	31,384	29,359

Operating income	131,509	42,305

Other (expense) income:
Interest expense	(14,327)	(11,376)
Other income	—	2,470
Total other expense	(14,327)	(8,906)

Income before income taxes	117,182	33,399

Income tax expense	13,381	1,140

Net income	$103,801	$32,259

Net income per common share – Basic	$2.31	$0.74
Net income per common share – Diluted	$2.20	$0.69

Weighted average number of shares outstanding – Basic	44,990,104	43,765,443

Weighted average number of shares outstanding – Diluted	47,109,018	46,640,822

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2021	43,347,887	$433	$118,269	$(78,080)	$40,622

Issuance of common stock upon exercise of stock options	1,398,979	14	187	—	201

Excess tax benefits from exercise of stock options	—	—	(2,655)	—	(2,655)

Issuance of common stock for services	12,059	1	—	—	1

Value of share-based arrangements	—	—	511	—	511

Net income	—	—	—	32,259	32,259

Balance at December 31, 2021	44,758,925	$448	$116,312	$(45,821)	$70,939

Issuance of common stock upon exercise of stock options	519,749	5	177	—	182

Excess tax benefits from exercise of stock options	—	—	(969)	—	(969)

Issuance of common stock for services	8,945	—	—	—	—

Value of share-based arrangements	—	—	922	—	922

Net income	—	—	—	103,801	103,801

Balance at December 31, 2022	45,287,619	$453	$116,442	$57,980	$174,875

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$103,801	$32,259
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,184	3,387
Amortization of intangible assets	2,793	2,793
Forgiveness of Payroll Protection Program loan	—	(2,475)
Lower of cost or net realizable value inventory adjustment	1,837	(2,806)
Allowance for doubtful accounts	474	44
Amortization of deferred finance cost	1,086	1,125
Loss on extinguishment of debt	4,665	—
Value of share-based payment arrangements	922	511
Deferred tax (benefit) expense	(1,449)	337
Changes in assets and liabilities:
Trade accounts receivable	(7,123)	(4,461)
Inventories	(53,070)	(46,878)
Prepaid and other assets	1,782	(2,120)
Lease obligations	17	4
Income taxes receivable/payable	(630)	674
Accounts payable and accrued expenses	4,526	16,378
Cash provided by (used in) operating activities	62,815	(1,228)

Cash flows from investing activities:
Additions to property, plant, and equipment	(3,659)	(1,922)
Cash used in investing activities	(3,659)	(1,922)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercises of stock options	182	201
Excess tax benefits from exercise of stock options	(969)	(2,655)
Payment of deferred financing cost	(8,512)	—
Borrowing of short-term debt - net	—	13,000
Proceeds from long term debt	100,000	—
Repayment of long-term debt	(148,054)	(5,252)
Cash (used in) provided by financing activities	(57,353)	5,294

Increase in cash and cash equivalents	1,803	2,144
Cash and cash equivalents at beginning of period	3,492	1,348
Cash and cash equivalents at end of period	$5,295	$3,492

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$11,702	$10,157
Cash paid for income taxes- net	$15,460	$128

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

During the year ended December 31, 2021 and continuing through the year ended December 31, 2022, the effects of a novel strain of coronavirus (“COVID-19”) pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have materially impacted the global economy. While it is difficult to predict the full scale of the ongoing impact of the COVID-19 outbreak and business disruption, the Company has been taking actions to address the impact of the pandemic, such as working closely with our customers, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. As of the date of this filing, there has been no material impact on our ability to procure or distribute our products and services. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.

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

Congress also required that the EPA shall consider ways to promote reclamation in all phases of its implementation of the AIM Act. The final rule introduces a stepdown of 10% from baseline levels in 2022 and will for 2023, and a subsequent allowance rule must establish a cumulative 40% reduction in the baseline for 2024. Hudson received allocation allowances for calendar years 2022 and 2023 equal to approximately 3 million Metric Tons Exchange Value Equivalents per year, or 1% of the total HFC consumption, with allowances for future periods to be determined at a later date. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at December 31, 2022 and December 31, 2021, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2022 and December 31, 2021. See Note 2 for further details.

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

For the year ended December 31, 2022, there was no customer accounting for greater than 10% of the Company’s revenues, but one customer accounted for over 10% of outstanding receivables at December 31, 2022. For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2021.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at December 31, 2022. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2022, the Company completed its annual impairment test as of October 1 and determined in its qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2022 or 2021.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company has used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company’s accounting for finance leases remained substantially unchanged. See Note 6 for further details and current balances.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company’s Aspen Refrigerants division (“ARI”) charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $13.6 million and $12.3 million at December 31, 2022 and 2021, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option,which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. The Company determined that the sale of refrigerants and the management services provided each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2022	2021
(in thousands)
Product and related sales	$319,019	$187,799
RefrigerantSide ® Services	6,206	4,949
Total	$325,225	$192,748

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of its cumulative results in recent years. The Company concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, it recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, the Company reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. During the year ended December 31, 2022, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all $15.1 million of its existing valuation allowance. The conclusion that a valuation allowance was no longer needed was based on the current year achievement of three years of cumulative pre-tax income, current year utilization of the Company’s $29.3 million Federal NOLs, which comprised a majority of the Company’s deferred tax assets, combined with estimates of future years’ pre-tax income that are sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of December 31, 2022 and December 31, 2021, the Company believes it had no uncertain tax positions and there are no open federal or state examinations.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2022	2021
Net income	$103,801	$32,259

Weighted average number of shares – basic	44,990,104	43,765,443
Shares underlying options	2,118,914	2,875,379
Weighted average number of shares outstanding – diluted	47,109,018	46,640,822

During the years ended December 31, 2022 and 2021, certain options aggregating 28,467 and 2,583,523 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrochlorofluorocarbon (“HCFC”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily HCFC, HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2022.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which each amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted ASU No. 2016-13 on January 1, 2023. The adoption of ASU No. 2016-13 did not have a material impact on its results of operations or financial position.

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2023. The adoption of ASU 2020-06 did not have a material impact on its results of operations or financial position.

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

Note 3 - Trade accounts receivable – net

At December 31, 2022 and 2021, trade accounts receivable are net of reserves for doubtful accounts of $1.9 million and $1.6 million, respectively. The following table represents the activity occurring in the reserves for doubtful accounts in 2022 and 2021.

	Beginning	Net additions
	Balance	charged to	Deductions	Ending Balance
(in thousands)	at January 1	Operations	and Other	at December 31
2022	$1,584	$474	$(131)	$1,927
2021	$1,597	$44	$(57)	$1,584

Note 4- Inventories

Inventories consist of the following:

	December 31,	December 31,
	2022	2021
(in thousands)
Refrigerants and cylinders	$152,840	$99,828
Less: net realizable value adjustments	(7,463)	(5,684)
Total	$145,377	$94,144

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

			Estimated
December 31,	2022	2021	Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,396	3,099	25-39 years
- Cylinders	13,315	13,272	15-30 years
- Equipment	27,258	26,653	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,773	1,773	3-5 years
- Lab and computer equipment, software	3,103	3,103	2-8 years
- Furniture & fixtures	840	837	5-10 years
- Leasehold improvements	852	852	3-5 years
- Construction-in-Progress	3,533	930
Subtotal	57,405	53,854
Less: Accumulated depreciation	(36,837)	(33,761)
Total	$20,568	$20,093

Depreciation expense for the years ended December 31, 2022 and 2021 was $3.2 million and $3.4 million, respectively, of which $2.0 million and $1.9 million, respectively, were included as cost of sales in the Company’s Consolidated Income Statements.

Note 6 - Leases

The Company has various lease agreements with terms up to 11 years, including leases of buildings and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. common area maintenance, charges, utilities and property taxes). The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its assessment on whether a contract contains a lease, and its initial direct costs for any leases that existed prior to the adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated income statements on a straight line basis over the lease term. The Company’s lease agreements do not contain any material residual value, guarantees or material restrictive covenants.

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

Operating lease expense of $2.6 million and $3.1 million, for the years ended December 31, 2022 and 2021, respectively, is included in Selling, general and administrative expenses on the consolidated income statements.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2022.

Maturity of Lease Payments	December 31, 2022
(in thousands)
-2023	1,867
-2024	2,106
-2025	1,384
-2026	1,284
-Thereafter	2,178
Total undiscounted operating lease payments	8,819
Less imputed interest	(1,393)
Present value of operating lease liabilities	$7,426

Balance Sheet Classification

December 31,	2022	2021
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,663	$1,382
Long-term lease liabilities	5,763	5,500
Total operating lease liabilities	$7,426	$6,882

Other Information

December 31,	2022		2021
Weighted-average remaining term for operating leases	3.60	years	4.08	years
Weighted-average discount rate for operating leases	8.21%		8.22%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities for the years ended December 31, 2022 and 2021 was $2.6 million and $3.1 million and is included in operating cash flows.

Note 7 - Income taxes

Income before income taxes for the years ended December 31, 2022 and 2021 was $117.2 million and $33.4 million, respectively. Income tax expense for the years ended December 31, 2022 and 2021 was $13.4 million and $1.1 million, respectively. The tax provision during the year ended December 31, 2022 includes a $15.1 million tax benefit related to the Company’s valuation allowance release. The income tax expense for each of the years ended December 31, 2022 and 2021 was for federal and state income tax at statutory rates applied to the adjusted pre-tax income for each of the periods.

The following summarizes the provision for income taxes:

Years Ended December 31,	2022	2021
(in thousands)

Current:
Federal	$11,995	$453
State and local	2,835	350
	14,830	803
Deferred:
Federal	(323)	267
State and local	(1,126)	70
	(1,449)	337
Expense for income taxes	$13,381	$1,140

Reconciliation of the Company’s actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2022	2021
Income tax rates
- Statutory U.S. federal rate	21%	21%
- State income taxes, net of federal benefit	4%	0%
- Excess tax benefits related to stock compensation	(1)%	(4)%
- 162m limitation	1%	—
- PPP Benefit	0%	(2)%
- Change in valuation allowance	(13)%	(12)%
- Other true-up	(1)%	—
Total	11%	3%

As of December 31, 2022, the Company had no federal NOL carryforwards. As of December 31, 2022, the Company had state tax NOL carryforwards of approximately $1.5 million, expiring in various years.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31,	2022	2021
(in thousands)
- Depreciation & amortization	$(4,916)	$(6,365)
- Reserves for doubtful accounts	500	398
- Inventory reserve	1,045	977
- Non qualified stock options	383	612
- Net operating losses	—	7,270
- Deferred interest	2,637	10,381
- Accrued expenses	107	184
- Valuation allowance	—	(15,149)
Total	(244)	(1,692)

We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on a quarterly basis. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of its cumulative results in recent years. Based on its assessment as of December 31, 2019, 2020 and 2021, the Company concluded that due to the uncertainty that the deferred tax assets will not be fully realized in the future, it recorded a valuation allowance of approximately $11.3 million during 2018, and due to additional losses, increased the valuation allowance through 2019 and 2020 to $19.0 million. For the year ended December 31, 2021, and due to additional income that resulted in the utilization of net operating losses of $16.8 million, the Company reduced the valuation allowance by $3.9 million resulting in an ending balance of $15.1 million as of December 31, 2021. During the year ended December 31, 2022, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all $15.1 million of its existing valuation allowance. The conclusion that a valuation allowance was no longer needed was based on the current year achievement of three years of cumulative pre-tax income, current year utilization of the Company’s $29.3 million Federal NOLs, which comprised a majority of the Company’s deferred tax assets, combined with estimates of future years’ pre-tax income that are sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence changes.

The Company’s 2017 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2022, the state statutes of limitations remain open for tax years subsequent to 2017. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Note 8 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the years ended December 31, 2022 and 2021.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At December 31, 2022 and December 31, 2021 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		2022			2021
	Amortization	Gross			Gross
December 31,	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	$870	$710	160	$1,270	$1,023	247
Customer relationships	3 – 12	31,560	14,491	17,069	31,560	11,829	19,731
Above market leases	13	567	232	335	567	188	379
Total identifiable intangible assets		$32,997	$15,433	$17,564	$33,397	$13,040	$20,357

The amortization of intangible assets for the years ended December 31, 2022 and 2021, were $2.8 million. Future estimated amortization expense is as follows: 2023 - $2.8 million, 2024 - $2.8 million, 2025- $2.7 million, 2026- $2.7 million, 2027-$2.7 million and thereafter - $3.9 million.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

December 31,	2022	2021
(in thousands)
Accrued expenses	$11,696	$13,986
Cylinder deposits	13,638	12,307
Lease obligations	1,669	1,378
Other current liabilities	905	2,966
Total	$27,908	$30,637

Note 10 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2022	2021
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$—	$15,000
- Term loan facility - current	4,250	5,248
Subtotal	4,250	20,248
Long-term debt:
- Term loan facility- net of current portion of long-term debt	27,563	74,618
- FILO term loan	15,000	—
- Less: deferred financing costs on term loan	(3,578)	(1,473)
Subtotal	38,985	73,145

Total short-term & long-term debt	$43,235	$93,393

Revolving Credit Facility

On March 2, 2022, Hudson Technologies Company (“HTC”) and Hudson Holdings, Inc. (“Holdings”), as borrowers (collectively, the “Borrowers”), and Hudson Technologies, Inc. (the “Company”) as a guarantor, entered into an Amended and Restated Credit Agreement (the “Amended Wells Fargo Facility”) with Wells Fargo Bank, National Association, as administrative agent and lender (“Agent” or “Wells Fargo”) and such other lenders as have or may thereafter become a party to the Amended Wells Fargo Facility. The Amended Wells Fargo facility amended and restated the prior Wells Fargo Facility entered into on December 19, 2019.

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

Interest under the Amended Wells Fargo Facility is payable in arrears on the first day of each month. Interest charges with respect to Revolving Loans are computed on the actual principal amount of Revolving Loans outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 2.36% and 2.86% depending on average quarterly undrawn availability. Interest charges with respect to the FILO Tranche are computed on the actual principal amount of FILO Tranche loans outstanding at a rate per annum equal to (A) with respect to Base Rate FILO Tranche loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) 6.5% and (B) with respect to SOFR FILO Tranche loans, the sum of the applicable SOFR rate plus 7.50%. The Amended Wells Fargo Facility also includes a monthly unused line fee ranging from 0.35% to 0.75% per annum determined based upon the level of average Revolving Loans outstanding during the immediately preceding month measured against the total Revolving Loans that may be borrowed under the Amended Wells Fargo Facility.

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”). Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended December 31, 2022, the FCCR was 4.45 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of December 31, 2022, the LR was approximately 0.34 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s existing term loans set forth in the Term Loan Credit and Security Agreement, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, were repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.6 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of December 31, 2022.

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

CARES Act Loan

On April 23, 2020 the Company received a loan in the amount of $2.475 million from Meridian Bank under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act. The loan had a term of two years, was unsecured, and bore interest at a fixed rate of one percent per annum, with the first nine months of principal and interest deferred. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company’s customers and the Company’s dependency to curtail expenses to fund ongoing operations. The PPP loan proceeds were used in part to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan could be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs and other covered areas, such as rent payments, mortgage interest and utilities, as applicable. During the third quarter of 2021, the Company received forgiveness of the loan from the SBA, resulting in $2.475 million of Other income recorded in the Company’s Consolidated Income Statements.

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended December 31,	Amount
(in thousands)
‑2023	$4,250
‑2024	4,250
‑2025	4,250
‑2026	4,250
‑2027	29,813
Total	$46,813

Note 11 - Commitments and contingencies

Rents and operating leases

The Company utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties:

		Lease
	Annual	Expiration
Location	Rent	Date
Baton Rouge, Louisiana	$30,000	5/2024
Champaign, Illinois	$609,000	12/2024
Champaign, Illinois (2nd location)	$349,000	9/2026
Charlotte, North Carolina	$34,000	5/2025
Escondido, California	$230,000	6/2027
Hampstead, New Hampshire	$33,000	8/2023
Long Beach, California	$28,800	2/2024
Ontario, California	$168,000	12/2024
Riverside, California	$27,000	Month to Month
Rantoul, Illinois	$36,000	Month to Month
Smyrna, Georgia	$483,000	7/2030
Stony Point, New York	$110,000	6/2023
Woodcliff Lake, New Jersey	$158,000	8/2027

The Company rents properties and various equipment under operating leases. Operating lease expense for the years ended December 31, 2022 and 2021 totaled approximately $2.6 million and $3.1 million. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Note 12 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2022 and 2021, the share-based compensation expense of $0.9 million and $0.5 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2022 there were 4,845,343 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No.110, Share-Based Payment, to compute expected lives of share based awards with the following weighted-average assumptions:

Years ended
December 31,	2022	2021
Assumptions
Dividend yield	0%	0%
Risk free interest rate	1.84%-4.27%	0.29%-0.85%
Expected volatility	91%-94%	90%-101%
Expected lives	1.5-2.75 years	2.5-5 years

A summary of the activity for the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
Stock Options and Stock Appreciation Rights	Shares	Exercise Price
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(133,257)	$2.02
-Exercised	(3,076,489)	$1.16
-Granted (1)	484,254	$1.82
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(11,781)	$3.75
-Exercised	(583,273)	$1.15
-Granted (2)	381,181	$4.33
Outstanding at December 31, 2022	2,390,150	$1.51

(1)Options to purchase 463,754 shares were granted in 2021, all of which were vested immediately in 2021. In addition, 20,500 stock appreciation rights were granted in December 2021 with a six- month vesting period.

(2)Options to purchase 381,181 shares were granted in 2022, of which options to purchase 40,588 shares vested immediately in 2022 and the remainder vested 50% immediately and 50% one year after the date of the grants.

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2022 and 2021 of:

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2022	Options	Life	Exercise Price
Options outstanding and vested	2,218,799	5.39	$1.33

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2021	Options	Life	Exercise Price
Options outstanding and vested	2,583,523	5.85	$1.00

The intrinsic values of options outstanding at December 31, 2022 and 2021 are $20.6 million and $8.9 million, respectively.

The intrinsic value of options unvested at December 31, 2022 and 2021 are $1.1 million and $0.0 million, respectively.

The intrinsic values of options vested and exercised during the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Intrinsic value of options vested	$1,249,506	$1,481,858
Intrinsic value of options exercised	$4,051,422	$7,088,578

Note 13 - Other income

Other income for the year ended December 31, 2021 was $2.5 million, resulting from the forgiveness of the PPP Loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman
Brian F. Coleman, Chairman and Chief Executive Officer

Date:	March 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian F. Coleman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2023
Brian F. Coleman

/s/ Nat Krishnamurti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023
Nat Krishnamurti

/s/ Vincent P. Abbatecola	Director	March 14, 2023
Vincent P. Abbatecola

/s/ Nicole Bulgarino	Director	March 14, 2023
Nicole Bulgarino

/s/ Stephen P. Mandracchia	Director	March 14, 2023
Stephen P. Mandracchia

/s/ Loan Mansy	Director	March 14, 2023
Loan Mansy

/s/ Richard Parrillo	Director	March 14, 2023
Richard Parrillo

/s/ Eric A. Prouty	Director	March 14, 2023
Eric A. Prouty