Form 10-Q
period 2023-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2023-05-09
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,328,892 shares
Class	Outstanding at May 1, 2023

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,322	$5,295
Trade accounts receivable – net	38,764	20,872
Inventories	137,007	145,377
Prepaid expenses and other current assets	6,726	5,289
Total current assets	194,819	176,833

Property, plant and equipment, less accumulated depreciation	20,229	20,568
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	16,866	17,564
Right of use asset	7,713	7,339
Other assets	2,387	2,386
Total Assets	$289,817	$272,493

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$15,156	$14,165
Accrued expenses and other current liabilities	32,716	27,908
Accrued payroll	2,599	6,303
Current maturities of long-term debt	4,250	4,250
Total current liabilities	54,721	52,626
Deferred tax liability	1,601	244
Long-term lease liabilities	6,062	5,763
Long-term debt, less current maturities, net of deferred financing costs	35,934	38,985
Total Liabilities	98,318	97,618

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 45,328,892 and 45,287,619, respectively	453	453
Additional paid-in capital	117,535	116,442
Accumulated retained earnings	73,511	57,980
Total Stockholders’ Equity	191,499	174,875

Total Liabilities and Stockholders’ Equity	$289,817	$272,493

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three-month period
	ended March 31,
	2023	2022
Revenues	$77,199	$84,338
Cost of sales	46,869	38,518
Gross profit	30,330	45,820

Operating expenses:
Selling, general and administrative	6,977	6,824
Amortization	698	698
Total operating expenses	7,675	7,522

Operating income	22,655	38,298

Interest expense	(1,849)	(7,305)

Income before income taxes	20,806	30,993

Income tax expense	5,275	1,438

Net income	$15,531	$29,555

Net income per common share – Basic	$0.34	$0.66
Net income per common share – Diluted	$0.33	$0.63
Weighted average number of shares outstanding – Basic	45,298,514	44,779,822
Weighted average number of shares outstanding – Diluted	47,311,027	46,736,471

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at January 1, 2022	44,758,925	448	116,312	(45,821)	70,939

Issuance of common stock upon exercise of stock options	150,779	1	70	—	71

Excess tax benefits from exercise of stock options	—	—	(72)	—	(72)

Value of share-based arrangements	—	—	403	—	403

Net income	—	—	—	29,555	29,555

Balance at March 31, 2022	44,909,704	449	116,713	(16,266)	100,896

Balance at January 1, 2023	45,287,619	453	116,442	57,980	174,875

Issuance of common stock upon exercise of stock options	41,273	—	38	—	38

Excess tax benefits from exercise of stock options	—	—	(2)	—	(2)

Value of share-based arrangements	—	—	1,057	—	1,057

Net income	—	—	—	15,531	15,531

Balance at March 31, 2023	45,328,892	453	117,535	73,511	191,499

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three-month period
	ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$15,531	$29,555
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	751	937
Amortization of intangible assets	698	698
Amortization of lease right of use asset, net	1	1
Lower of cost or net realizable value inventory adjustment	322	(325)
Allowance for doubtful accounts	509	656
Value of share-based payment arrangements	1,057	403
Amortization of deferred finance costs	268	289
Loss on extinguishment of debt	—	4,665
Deferred tax expense	1,357	51
Changes in assets and liabilities:
Trade accounts receivable	(18,401)	(24,613)
Inventories	8,047	(6,845)
Prepaid and other assets	(1,493)	1,222
Income taxes payable	3,777	—
Accounts payable and accrued expenses	(1,758)	(1,628)
Cash provided by operating activities	10,666	5,066

Cash flows from investing activities:
Additions to property, plant, and equipment	(412)	(27)
Cash used in investing activities	(412)	(27)

Cash flows from financing activities:
Proceeds from issuance of common stock	38	71
Excess tax benefits from exercise of stock options	(2)	(72)
Payment of deferred financing costs	—	(5,186)
Premiums paid to extinguish debt	—	(3,326)
Borrowing of short-term debt – net	—	(15,000)
Proceeds from long-term debt	—	100,000
Repayment of long-term debt	(3,263)	(79,866)
Cash used in financing activities	(3,227)	(3,379)

Increase in cash and cash equivalents	7,027	1,660
Cash and cash equivalents at beginning of period	5,295	3,492
Cash and cash equivalents at end of period	$12,322	$5,152

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,369	$2,203

Cash paid from income taxes – net	$142	$4

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2022. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

AIM Act

On September 23, 2021, the United States Environmental Protection Agency (“EPA”) issued the final rule establishing the framework to allocate allowances for virgin production and consumption of hydrofluorocarbon refrigerants (“HFCs”) for the 2022 period. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the AIM Act.

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	manage these HFCs and their substitutes including reclamation of refrigerants, and
3)	facilitate the transition to next-generation technologies.

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduces a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024. Hudson received allocation allowances for calendar years 2022 and 2023 equal to approximately 3 million Metric Tons Exchange Value Equivalents per year, or approximately 1% of the total HFC consumption, with allowances for future periods to be determined at a later date. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at March 31, 2023 and December 31, 2022, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of March 31, 2023 and December 31, 2022. See Note 2 for further details.

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

For the three month period ended March 31, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at March 31, 2023 there were $9.4 million of accounts receivable from this customer. For the three-month period ended March 31, 2022 there was no customer accounting for 10% of the Company’s revenues.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at March 31, 2023. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2022 or the quarter ended March 31, 2023.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company has used the modified retrospective transition approach in ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company’s accounting for finance leases remained substantially unchanged. See Note 5 for further details and current balances.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company’s Aspen Refrigerants division (“ARI”) charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $14.4 million and $13.6 million at March 31, 2023 and December 31, 2022, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligation related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided.

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

During the year ended December 31, 2022, the Company concluded that its deferred tax assets were more likely than not to become realizable. The Company fully reversed its existing valuation allowance of $15.1 million, with $11.6 million reversed during the first and second quarters of 2022, and the remaining $3.5 million through the third and fourth quarters of 2022. The conclusion that a valuation allowance was no longer needed was based on the achievement of three years of cumulative pre-tax income, the utilization of the Company’s $29.3 million federal NOLs, which comprised a majority of the Company’s deferred tax assets, combined with estimates of future years’ pre-tax income that were sufficient to realize the remaining deferred tax assets.

As of March 31, 2023, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during year ended December 31, 2022. As of March 31, 2023, the Company had state tax NOLs of approximately $1.8 million, expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2023 and December 31, 2022, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period
	Ended March 31,
	2023	2022
Net income	$15,531	$29,555

Weighted average number of shares – basic	45,298,514	44,779,822
Shares underlying options	2,012,513	1,956,649
Weighted average number of shares outstanding – diluted	47,311,027	46,736,471

During the three-month periods ended March 31, 2023 and 2022, certain options aggregating 502,568 and 18,483 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company’s accounting policies involve significant judgments, uncertainties, and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, goodwill and commitments and contingencies. With respect to trade accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary.

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrofluorocarbon (“HFC”) and hydrofluroolefin (‘HFO”) refrigerants and reclaimable, primarily hydrochlorofluorocarbons (“HCFC”), HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2023.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)
(in thousands)
Refrigerants and cylinders	$144,337	$152,840
Less: net realizable value adjustments	(7,330)	(7,463)
Total	$137,007	$145,377

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31,	December 31,	Estimated
	2023	2022	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,422	3,396	25-39 years
- Cylinders	13,309	13,315	15-30 years
- Equipment	27,675	27,258	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,773	1,773	3-5 years
- Lab and computer equipment, software	3,215	3,103	2-8 years
- Furniture & fixtures	926	840	5-10 years
- Leasehold improvements	852	852	3-5 years
- Construction-in-progress	3,310	3,533
Subtotal	57,817	57,405
Less: Accumulated depreciation	(37,588)	(36,837)
Total	$20,229	$20,568

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.8 million and $0.9 million, respectively.

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

Operating lease expense of $0.7 million and $0.6 million, for the three months ended March 31, 2023 and 2022, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2023.

March 31,
Maturity of Lease Payments	2023
(in thousands)	(unaudited)
2023 (remaining)	$1,864
-2024	2,108
-2025	1,563
-2026	1,370
-Thereafter	2,230
Total undiscounted operating lease payments	9,135
Less imputed interest	(1,335)
Present value of operating lease liabilities	$7,800

Balance Sheet Classification

March 31,
2023
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,738
Long-term lease liabilities	6,062
Total operating lease liabilities	$7,800

Other Information

	March 31,
	2023
Weighted-average remaining term for operating leases	3.36	years
Weighted-average discount rate for operating leases	8.20%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $0.7 million during the three months ended March 31, 2023 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the three-month period ended March 31, 2023, and year ended December 31, 2022. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At March 31, 2023 and December 31, 2022 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		March 31, 2023			December 31, 2022
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	870	732	138	870	710	160
Customer relationships	3 – 12	31,560	15,156	16,404	31,560	14,491	17,069
Above market leases	13	567	243	324	567	232	335
Total identifiable intangible assets		$32,997	$16,131	$16,866	$32,997	$15,433	$17,564

Amortization expense for the three months ended March 31, 2023 and 2022 was $0.7 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month periods ended March 31, 2023 and 2022, share-based compensation expense of $1.0 million and $0.4 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2023 there were an aggregate of 4,329,392 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 484,701 and 338,481 shares of common stock granted during the three-month periods ended March 31, 2023 and 2022, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(11,781)	$3.75
-Exercised	(583,273)	$1.15
-Granted (1)	381,181	$4.33
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(850)	$4.20
-Exercised	(10,773)	$3.84
-Granted (2)	484,701	$10.10
Outstanding at March 31, 2023, unaudited	2,863,228	$2.95
(1)	Options to purchase 381,181 shares were granted in 2022, of which options to purchase 40,588 shares vested immediately in 2022 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(2)	Options to purchase 467,301 shares were granted in 2023, of which options to purchase 233,651 shares vested immediately in 2023 and the remainder vested 50% one year after the date of the grants. In addition, 17,400 stock appreciation rights were granted in January 2023 with a six- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2023 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,610,668	4.87	years	$2.26

The intrinsic value of options outstanding at March 31, 2023 and December 31, 2022 was $17.2 million and $20.6 million, respectively.

The intrinsic value of options unvested at March 31, 2023 and December 31, 2022 was $0.0 million and $1.1 million, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $0.8 million, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	March 31,	December 31,
	2023	2022
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Term loan facility – current	$4,250	$4,250
Subtotal	4,250	4,250
Long-term debt:
- Term loan facility- net of current portion of long-term debt	24,300	27,563
- FILO term loan	15,000	15,000
- Less: deferred financing costs on term loan	(3,366)	(3,578)
Subtotal	35,934	38,985

Total short-term & long-term debt	$40,184	$43,235

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

The Company evaluated the Amended Wells Fargo Facility in accordance with the provisions of ASC 470 to determine if the amendment was a modification or an extinguishment of debt and concluded that the amendment was a modification of the original revolving credit facility for accounting purposes. As a result, the Company capitalized an additional $0.9 million of deferred financing costs in connection with the amendment, which, along with the $0.2 million of remaining deferred financing costs of the original revolving facility, is being amortized over the five year term of the Amended Wells Fargo Facility.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended March 31, 2023, the FCCR was 3.88 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of March 31, 2023, the LR was approximately 0.35 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of March 31, 2023.

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

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended March 31,	Amount
(in thousands)
-2024	$4,250
-2025	4,250
-2026	4,250
-2027	30,800
Total	$43,550

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facilities, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2022, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company’s accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its inventory reserves, and for the deferred tax assets and goodwill and intangible assets.

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

There were no goodwill impairment losses recognized in 2022 or the three months ended March 31, 2023.

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

As of March 31, 2023, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of March 31, 2023, the Company had state tax NOLs of approximately $1.8 million, expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets on a quarterly basis.

The Company’s provision for income tax for the three months ended March 31, 2023, was $5.3 million. The effective tax rate for the three months ended March 31, 2023, was 25.3%.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2023 and December 31, 2022, the Company believes it had no uncertain tax positions.

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

Results of Operations

Three-month period ended March 31, 2023 as compared to the three-month period ended March 31, 2022

Revenues for the three-month period ended March 31, 2023 were $77.2 million, a decrease of $7.1 million or 8.4% from the $84.3 million reported during the comparable 2022 period. The decrease was attributable to both lower selling prices and volume of certain refrigerants sold.

Cost of sales for the three-month period ended March 31, 2023 was $46.9 million or 61% of sales. The cost of sales for the three-month period ended March 31, 2022 was $38.5 million or 46% of sales. The increase in the cost of sales percentage from 46% to 61% is primarily due to higher cost of sales during the first quarter of 2023 as the purchase price of certain refrigerants increased during 2022.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2023 were $7.0 million, an increase of $0.2 million from the $6.8 million reported during the comparable 2022 period due to an increase in professional fees.

Amortization expense for both of the three-month periods ended March 31, 2023 and 2022 was $0.7 million.

Interest expense for the three-month period ended March 31, 2023 was $1.8 million, compared to the $7.3 million reported during the comparable 2022 period. Interest expense was higher during the first quarter of 2022 due to the extinguishment of term loan debt, as described in “Liquidity and Capital Resources” below. In addition, interest expense was lower during the first quarter of 2023 due to reduced debt resulting from the Company paying down approximately $48 million of debt between April 2022 and December 2022.

The Company’s income tax expense for the three-month period ended March 31, 2023 and March 31, 2022 was $5.3 million and $1.4 million, respectively. The Company’s effective tax rate for the three-month period ended March 31, 2023 and March 31, 2022 was 25.3% and 4.6%, respectively. The key drivers of increased income tax expense and increased effective tax rate are increased profitability and fully utilized NOLs that can no longer reduce taxable income. For the three-month period ended March 31, 2023 and March 31, 2022, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended March 31, 2023 was $15.5 million, a decrease of $14.1 million from the $29.6 million of net income reported during the comparable 2022 period, primarily due to lower revenues, as described above

Liquidity and Capital Resources

At March 31, 2023, the Company had working capital, which represents current assets less current liabilities, of $140.1 million, an increase of $15.9 million from the working capital of $124.2 million at December 31, 2022. The increase in working capital is primarily attributable to continued profitability and the timing of borrowings, accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At March 31, 2023, the Company had inventories of $137.0 million, a decrease of $8.4 million from $145.4 million at December 31, 2022. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At March 31, 2023, the Company had trade receivables, net of allowance for doubtful accounts, of $38.8 million, an increase of $17.9 million from $20.9 million at December 31, 2022, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the three-month period ended March 31, 2023 was $10.7 million, when compared to net cash provided by operating activities of $5.1 million for the comparable 2022 period. The variance is primarily due to the timing of accounts receivable and inventory balances.

Net cash used in investing activities for the three-month period ended March 31, 2023 was $0.4 million compared with net cash used in investing activities of $0.0 million for the comparable 2022 period, mainly due to timing of capital expenditures related to our plants.

Net cash used in financing activities for the three-month period ended March 31, 2023 was $3.2 million compared with net cash used in financing activities of $3.4 million for the comparable 2022 period. The Company refinanced its term loan debt during the first quarter of 2022, as described below, and also paid down a significant portion of its term loan during 2022.

At March 31, 2023, cash and cash equivalents were $12.3 million, or approximately $7.0 million higher than the $5.3 million of cash and cash equivalents at December 31, 2022.

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

The Company evaluated the Amended Wells Fargo Facility in accordance with the provisions of ASC 470-50 to determine if the amendment was a modification or an extinguishment of debt and concluded that the amendment was a modification of the original revolving credit facility for accounting purposes. As a result, the Company capitalized an additional $0.9 million of deferred financing costs in connection with the amendment, which, along with the $0.2 million of remaining deferred financing costs of the original revolving facility, is being amortized over the five year term of the Amended Wells Fargo Facility.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended March 31, 2023, the FCCR was 3.88 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of March 31, 2023, the LR was approximately 0.35 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of March 31, 2023.

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

For the three month period ended March 31, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at March 31, 2023 there were $9.4 million of accounts receivable from this customer. For the three-month period ended March 31, 2022 there was no customer accounting for 10% of the Company’s revenues.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2023. The adoption of ASU 2022-06 did not have a material impact on our financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility and on the Term Loan Facility. The Amended Wells Fargo Facility is a $90,000,000 secured facility with a $15,000,000 outstanding balance as of March 31, 2023. The Term Loan Facility has a balance of $28,550,000 as of March 31, 2023. Future interest rate changes on our borrowing under the Term Loan Facility and the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.4 million as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2022. There have been no material changes to such matters during the quarter ended March 31, 2023.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	May 9, 2023
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 9, 2023
	Nat Krishnamurti	Date
Chief Financial Officer