Form 10-Q
period 2023-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2023-08-08
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,395,085 shares
Class	Outstanding at August 8, 2023

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,415	$5,295
Trade accounts receivable – net	49,057	20,872
Inventories	134,444	145,377
Prepaid expenses and other current assets	10,377	5,289
Total current assets	205,293	176,833

Property, plant and equipment, less accumulated depreciation	19,909	20,568
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	16,167	17,564
Right of use asset	7,497	7,339
Other assets	2,386	2,386
Total Assets	$299,055	$272,493

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$17,579	$14,165
Accrued expenses and other current liabilities	28,334	27,908
Accrued payroll	3,423	6,303
Current maturities of long-term debt	4,250	4,250
Total current liabilities	53,586	52,626
Deferred tax liability	3,161	244
Long-term lease liabilities	5,773	5,763
Long-term debt, less current maturities, net of deferred financing costs	25,085	38,985
Total Liabilities	87,605	97,618

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 45,375,598 and 45,287,619, respectively	454	453
Additional paid-in capital	118,296	116,442
Accumulated retained earnings	92,700	57,980
Total Stockholders’ Equity	211,450	174,875

Total Liabilities and Stockholders’ Equity	$299,055	$272,493

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022
Revenues	$90,474	$103,941	$167,673	$188,279
Cost of sales	53,847	46,444	100,716	84,962
Gross profit	36,627	57,497	66,957	103,317

Operating expenses:
Selling, general and administrative	8,273	7,014	15,250	13,838
Amortization	699	699	1,397	1,397
Total operating expenses	8,972	7,713	16,647	15,235

Operating income	27,655	49,784	50,310	88,082

Other expense:
Net interest expense	1,899	2,623	3,748	9,928

Income before income taxes	25,756	47,161	46,562	78,154

Income tax expense	6,567	7,351	11,842	8,789

Net income	$19,189	$39,810	$34,720	$69,365

Net income per common share – Basic	$0.42	$0.89	$0.77	$1.55
Net income per common share – Diluted	$0.41	$0.84	$0.73	$1.48
Weighted average number of shares outstanding – Basic	45,339,570	44,960,464	45,319,155	44,870,642
Weighted average number of shares outstanding – Diluted	47,297,419	47,152,257	47,305,196	46,974,441

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at April 1, 2022	44,909,704	$449	$116,713	$(16,266)	$100,896

Issuance of common stock upon exercise of stock options	110,383	1	51	—	52

Excess tax benefits from exercise of stock options	—	—	(1)	—	(1)

Stock compensation expense	—	—	180	—	180

Net income	—	—	—	39,810	39,810

Balance at June 30, 2022	45,020,087	$450	$116,943	$23,544	$140,937

Balance at April 1, 2023	45,328,892	$453	$117,535	$73,511	$191,499

Issuance of common stock upon exercise of stock options	46,706	1	—	—	1

Excess tax benefits from exercise of stock options	—	—	(1)	—	(1)

Stock compensation expense	—	—	762	—	762

Net income	—	—	—	19,189	19,189

Balance at June 30, 2023	45,375,598	$454	$118,296	$92,700	$211,450

Six Months Ended June 30,

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at January 1, 2022	44,758,925	$448	$116,312	$(45,821)	$70,939

Issuance of common stock upon exercise of stock options	261,162	2	121	—	123

Excess tax benefits from exercise of stock options	—	—	(73)	—	(73)

Stock compensation expense	—	—	583	—	583

Net income	—	—	—	69,365	69,365

Balance at June 30, 2022	45,020,087	$450	$116,943	$23,544	$140,937

Balance at January 1, 2023	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	87,979	1	38	—	39

Excess tax benefits from exercise of stock options	—	—	(3)	—	(3)

Stock compensation expense	—	—	1,819	—	1,819

Net income	—	—	—	34,720	34,720

Balance at June 30, 2023	45,375,598	$454	$118,296	$92,700	$211,450

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six months
	ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$34,720	$69,365
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,495	1,726
Amortization of intangible assets	1,397	1,397
Lower of cost or net realizable value reserve	(1,104)	(1,155)
Allowance for doubtful accounts	851	1,207
Stock compensation expense	1,819	583
Amortization of deferred finance costs	538	2,004
Loss on extinguishment of debt	—	4,665
Deferred tax expense (benefit)	2,917	(1,602)
Changes in assets and liabilities:
Trade accounts receivable	(29,037)	(30,727)
Inventories	12,037	(23,366)
Prepaid and other assets	(5,200)	1,677
Lease obligations	2	15
Income taxes receivable	(1,741)	—
Accounts payable and accrued expenses	2,552	8,078
Cash provided by operating activities	21,246	33,867

Cash flows from investing activities:
Additions to property, plant, and equipment	(837)	(820)
Cash used in investing activities	(837)	(820)

Cash flows from financing activities:
Proceeds from issuance of common stock	39	123
Excess tax benefits from exercise of stock options	(3)	(73)
Payment of deferred financing cost	—	(8,512)
Borrowing of short-term debt – net	—	(15,000)
Proceeds from long-term debt	—	100,000
Repayment of long-term debt	(14,325)	(92,395)
Cash used in financing activities	(14,289)	(15,857)

Increase in cash and cash equivalents	6,120	17,190
Cash and cash equivalents at beginning of period	5,295	3,492
Cash and cash equivalents at end of period	$11,415	$20,682

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$2,952	$7,911
Cash paid for income taxes – net	$10,665	$5,908

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

The Company’s operations consist of one reportable segment. The Company’s products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer’s site. RefrigerantSide® Services consist of system decontamination to remove moisture, oils and other contaminants intended to restore systems to designed capacity. In addition, the Company’s SmartEnergy OPS® service is a web-based real time continuous monitoring service applicable to a facility’s refrigeration systems and other energy systems. The Company’s Chiller Chemistry® and Chill Smart® services are also predictive and diagnostic service offerings. As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

In preparing the accompanying consolidated financial statements, and in accordance with Accounting Standards Codification (“ASC”) 855-10 “Subsequent Events”, the Company’s management has evaluated subsequent events through the date that the financial statements were filed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2022. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at June 30, 2023 and December 31, 2022, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of June 30, 2023 and December 31, 2022. See Note 2 for further details.

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

For the six month period ended June 30, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at June 30, 2023 there were $14.6 million of accounts receivable from this customer. For the six-month period ended June 30, 2022 there was no customer accounting for 10% of the Company’s revenues.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at June 30, 2023. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2022 or the six months ended June 30, 2023.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company accounts for operating leases in accordance with ASU 2016-02. The Company’s accounting for finance leases remained substantially unchanged. See Note 5 for further details and current balances.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company’s Aspen Refrigerants division (“ARI”) charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $15.9 million and $13.6 million at June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of June 30, 2023, the Company had state tax NOLs of approximately $1.8 million, expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2023 and December 31, 2022, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2023	2022	2023	2022
Net income	$19,189	$39,810	$34,720	$69,365

Weighted average number of shares – basic	45,339,570	44,960,464	45,319,155	44,870,642
Shares underlying options	1,957,849	2,191,793	1,986,041	2,103,799
Weighted average number of shares – diluted	47,297,419	47,152,257	47,305,196	46,974,441

During the three month periods ended June 30, 2023 and 2022, certain options aggregating 602,321 and 752 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2023 and 2022, certain options aggregating 499,857 and 1,090 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrofluorocarbon (“HFC”) and hydrofluroolefin (‘HFO”) refrigerants and reclaimable, primarily hydrochlorofluorocarbons (“HCFC”), HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2023.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)
(in thousands)
Refrigerants and cylinders	$140,631	$152,840
Less: net realizable value adjustments	(6,187)	(7,463)
Total	$134,444	$145,377

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30,	December 31,	Estimated
	2023	2022	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,422	3,396	25-39 years
- Cylinders	13,300	13,315	15-30 years
- Equipment	28,205	27,258	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,736	1,773	3-5 years
- Lab and computer equipment, software	3,233	3,103	2-8 years
- Furniture & fixtures	930	840	5-10 years
- Leasehold improvements	852	852	3-5 years
- Construction-in-progress	3,192	3,533
Subtotal	58,205	57,405
Less: Accumulated depreciation	(38,296)	(36,837)
Total	$19,909	$20,568

Depreciation expense for the six months ended June 30, 2023 and 2022 was $1.5 million and $1.7 million, respectively.

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

Operating lease expense of $1.3 million, for both of the six months ended June 30, 2023 and 2022, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2023.

June 30,
Maturity of Lease Payments	2023
(in thousands)	(unaudited)
2023 (remaining)	$1,597
-2024	2,372
-2025	1,994
-2026	1,374
-Thereafter	1,929
Total undiscounted operating lease payments	9,266
Less imputed interest	(1,684)
Present value of operating lease liabilities	$7,582

Balance Sheet Classification

June 30,
2023
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,809
Long-term lease liabilities	5,773
Total operating lease liabilities	$7,582

Other Information

	June 30,
	2023
Weighted-average remaining term for operating leases	3.21	years
Weighted-average discount rate for operating leases	8.22%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.3 million during the six months ended June 30, 2023 and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the six-month period ended June 30, 2023, and year ended December 31, 2022. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At June 30, 2023 and December 31, 2022 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		June 30, 2023			December 31, 2022
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	870	754	116	870	710	160
Customer relationships	3 – 12	31,560	15,821	15,739	31,560	14,491	17,069
Above market leases	13	567	255	312	567	232	335
Total identifiable intangible assets		$32,997	$16,830	$16,167	$32,997	$15,433	$17,564

Amortization expense for the six months ended June 30, 2023 and 2022 was $1.4 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2023 and 2022, share-based compensation expense of $1.8 million and $0.6 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2023 there were an aggregate of 4,227,261 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 585,054 and 354,838 shares of common stock granted during the six month periods ended June 30, 2023 and 2022, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(11,781)	$3.75
-Exercised	(583,273)	$1.15
-Granted (1)	381,181	$4.33
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(1,450)	$10.28
-Exercised	(54,751)	$1.57
-Granted (2)	585,054	$10.00
Outstanding at June 30, 2023, unaudited	2,919,003	$3.20
(1)	Options to purchase 381,181 shares were granted in 2022, of which options to purchase 40,588 shares vested immediately in 2022 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(2)	Options to purchase 567,654 shares were granted in 2023, of which options to purchase 334,005 shares vested immediately in 2023 and the remainder vested 50% one year after the date of the grants. In addition, 17,400 stock appreciation rights were granted in January 2023 with a six- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2023 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,667,043	4.63	years	$2.56

The intrinsic value of options outstanding at June 30, 2023 and December 31, 2022 was $18.7 million and $20.6 million, respectively.

The intrinsic value of options unvested at June 30, 2023 and December 31, 2022 was $0.0 million and $1.1 million, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.4 million and $1.8 million, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	June 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Term loan facility – current	$4,250	$4,250
Subtotal	4,250	4,250
Long-term debt:
- Term loan facility- net of current portion of long-term debt	13,238	27,563
- FILO term loan	15,000	15,000
- Less: deferred financing costs on term loan	(3,153)	(3,578)
Subtotal	25,085	38,985

Total short-term & long-term debt	$29,335	$43,235

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended June 30, 2023, the FCCR was 3.13 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of June 30, 2023, the LR was approximately 0.32 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s then-existing term loans, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, were repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.6 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of June 30, 2023.

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

Scheduled maturities of the Company’s long-term debt and capital lease obligations are as follows:

Years ended June 30,	Amount
(in thousands)
-2024	$4,250
-2025	4,250
-2026	4,250
-2027	19,738
Total	$32,488

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

There were no goodwill impairment losses recognized in 2022 or the six months ended June 30, 2023.

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

As of June 30, 2023, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of June 30, 2023, the Company had state tax NOLs of approximately $1.8 million, expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets on a quarterly basis.

The Company’s provision for income tax for the six months ended June 30, 2023, was $11.8 million. The effective tax rate for the six months ended June 30, 2023, was 25.4%.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2023 and December 31, 2022, the Company believes it had no uncertain tax positions.

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

Results of Operations

Three-month period ended June 30, 2023 as compared to the three-month period ended June 30, 2022

Revenues for the three-month period ended June 30, 2023 were $90.5 million, a decrease of $13.4 million or 12.9% from the $103.9 million reported during the comparable 2022 period. The decrease was primarily attributable to lower selling prices of certain refrigerants sold.

Cost of sales for the three-month period ended June 30, 2023 was $53.8 million or 59% of sales. The cost of sales for the three-month period ended June 30, 2022 was $46.4 million or 45% of sales. The increase in the cost of sales percentage from 45% to 59% is primarily due to higher cost of sales during the second quarter of 2023 as the purchase price of certain refrigerants increased during 2022, and lower selling prices.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2023 were $8.3 million, an increase of $1.3 million from the $7.0 million reported during the comparable 2022 period. The increase in SG&A was primarily due to increased headcount and stock compensation.

Amortization expense for both of the three-month periods ended June 30, 2023 and 2022 was $0.7 million.

Interest expense for the three-month period ended June 30, 2023 was $1.9 million, compared to the $2.6 million reported during the comparable 2022 period. Interest expense was lower during the second quarter of 2023 due to reduced debt resulting from the Company paying down approximately $68 million of debt between April 2022 and June 2023.

lower due to reduced debt resulting from the Company paying down principal on its term loan debt.

The income tax expense for the three-month period ended June 30, 2023 was $6.6 million compared to income tax expense of $7.4 million for the three month period ended June 30, 2022. The key drivers of increased income tax expense are the reversal of valuation allowance during 2022 on federal NOLs that were fully utilized and can no longer reduce taxable income. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended June 30, 2023 was $19.2 million, a decrease of $20.6 million from the $39.8 million of net income reported during the comparable 2022 period, primarily due to lower revenues and higher selling costs, as described above.

Six month period ended June 30, 2023 as compared to the six month period ended June 30, 2022

Revenues for the six month period ended June 30, 2023 were $167.7 million, a decrease of $20.6 million or 11% from the $188.3 million reported during the comparable 2022 period. The decrease was attributable to both lower selling prices and volume of certain refrigerants sold.

Cost of sales for the six-month period ended June 30, 2023 was $100.7 million or 60% of sales. The cost of sales for the six-month period ended June 30, 2022 was $85.0 million or 45% of sales. The increase in the cost of sales percentage from 45% to 60% is primarily due to higher cost of sales during the first half of 2023 as the purchase price of certain refrigerants increased during 2022, and also the decrease in selling prices.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2023 were $15.3 million, an increase of $1.5 million from the $13.8 million reported during the comparable 2022 period. The increase in SG&A was primarily due to increased headcount and stock compensation.

Amortization expense for both six-month periods ended June 30, 2023 and 2022 was $1.4 million.

Interest expense for the six-month period ended June 30, 2023 was $3.7 million, compared to the $9.9 million reported during the comparable 2022 period. Interest expense was higher during the first half of 2022 due to the extinguishment of term loan debt, as described in “Liquidity and Capital Resources” below. In addition, interest expense was lower during the first half of 2023 due to reduced debt resulting from the Company paying down approximately $68 million of debt between April 2022 and June 2023.

The income tax expense for the six-month period ended June 30, 2023 was $11.8 million compared to income tax expense of $8.8 million for the six-month period ended June 30, 2022. The key drivers of increased income tax expense are the reversal of valuation allowance during 2022 on federal NOLs that were fully utilized and can no longer reduce taxable income. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the six-month period ended June 30, 2023 was $34.7 million, a decrease of $34.7 million from the $69.4 million of net income reported during the comparable 2022 period, primarily due to lower revenues and higher selling costs, as described above.

Liquidity and Capital Resources

At June 30, 2023, the Company had working capital, which represents current assets less current liabilities, of $151.7 million, an increase of $27.5 million from the working capital of $124.2 million at December 31, 2022. The increase in working capital is primarily attributable to continued profitability and the timing of borrowings, accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At June 30, 2023, the Company had inventories of $134.4 million, a decrease of $11.0 million from $145.4 million at December 31, 2022. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At June 30, 2023, the Company had trade receivables, net of allowance for doubtful accounts, of $49.1 million, an increase of $28.2 million from $20.9 million at December 31, 2022, mainly due to increased sales. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the six-month period ended June 30, 2023 was $21.2 million, when compared to net cash provided by operating activities of $33.9 million for the comparable 2022 period. As discussed above, selling prices of certain refrigerants declined in 2023.  Another contributory factor was the timing of accounts receivable and inventory balances.

Net cash used in investing activities for the six-month period ended June 30, 2023 was $0.8 million compared with net cash used in investing activities of $0.8 million for the comparable 2022 period.

Net cash used in financing activities for the six-month period ended June 30, 2023 was $14.3 million compared with net cash used in financing activities of $15.9 million for the comparable 2022 period. The Company refinanced its term loan debt during the first quarter of 2022, as described below, and also paid down a significant portion of its term loan during 2022 and 2023.

At June 30, 2023, cash and cash equivalents were $11.4 million, or approximately $6.1 million higher than the $5.3 million of cash and cash equivalents at December 31, 2022.

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

The Term Loan Facility contains a fixed charge coverage ratio covenant and a leverage ratio covenant, each tested quarterly. The fixed charge coverage ratio (“FCCR”) covenant requires compliance with specified levels of (i) EBITDA minus unfunded capital expenditures to (ii) interest expense, scheduled principal payments, and other specified payments, in each case as specified in the Term Loan Facility, for a trailing four quarter period. For the period ended June 30, 2023, the FCCR was 3.13 to 1.0 against a requirement of at least 1.10 to 1.0. The leverage ratio (“LR”) covenant is tested as of the last day of each fiscal quarter. The LR is the ratio of (i) funded debt as of such date minus the lesser of $15,000,000 or the Company’s unrestricted cash to (b) trailing twelve-month EBITDA, in each case as specified in the Term Loan Facility. As of June 30, 2023, the LR was approximately 0.32 to 1.0, compared to the maximum of 4.00 to 1.0. The Term Loan Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on Borrowers’ ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

Termination of Prior Term Loan Facility

In conjunction with entry into the new Term Loan Facility as described above, on March 2, 2022 the Company’s then-existing term loans, as amended (the “Prior Term Loan Facility”), which had a principal balance of approximately $63.9 million after payment of a $16.0 million excess cash flow amount thereunder, were repaid in full, together with associated required lender fees and expenses of $3.3 million, and the Prior Term Loan Facility was terminated. The termination of the Prior Term Loan Facility constituted an extinguishment of debt, which resulted in the Company recording an additional $4.6 million of interest expense during the first quarter of 2022, which included the aforementioned $3.3 million of prior lender fees and expenses and $1.3 million of pre-existing deferred financing costs from the Prior Term Loan Facility.

The Company was in compliance with all covenants, under the Amended Wells Fargo Facility and the Term Loan Facility, as of June 30, 2023.

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

Inflation

Inflation, historically or the recent rise, has not had a material impact on the Company’s operations.

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

For the six month period ended June 30, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at June 30, 2023 there were $14.6 million of accounts receivable from this customer. For the six-month period ended June 30, 2022 there was no customer accounting for 10% of the Company’s revenues.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility and on the Term Loan Facility. The Amended Wells Fargo Facility is a $90,000,000 secured facility with a $15,000,000 outstanding balance as of June 30, 2023. The Term Loan Facility has a balance of $17,488,000 as of June 30, 2023. Future interest rate changes on our borrowing under the Term Loan Facility and the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.3 million as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2022. There have been no material changes to such matters during the quarter ended June 30, 2023.

Item 5 – Other Information

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2023.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	August 8, 2023
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	August 8, 2023
	Nat Krishnamurti	Date
Chief Financial Officer