Form 10-Q
period 2023-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2023-11-07
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,502,380 shares
Class	Outstanding at November 7, 2023

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,783	$5,295
Trade accounts receivable – net	44,935	20,872
Inventories	139,231	145,377
Prepaid expenses and other current assets	10,143	5,289
Total current assets	198,092	176,833

Property, plant and equipment, less accumulated depreciation	20,570	20,568
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	15,469	17,564
Right of use asset	7,041	7,339
Other assets	2,418	2,386
Total Assets	$291,393	$272,493

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$16,828	$14,165
Accrued expenses and other current liabilities	30,260	27,908
Accrued payroll	5,030	6,303
Current maturities of long-term debt	—	4,250
Short-term debt	5,000	—
Total current liabilities	57,118	52,626
Deferred tax liability	4,524	244
Long-term lease liabilities	5,167	5,763
Long-term debt, less current maturities, net of deferred financing costs	—	38,985
Total Liabilities	66,809	97,618

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding 45,484,325 and 45,287,619, respectively	455	453
Additional paid-in capital	117,847	116,442
Accumulated retained earnings	106,282	57,980
Total Stockholders’ Equity	224,584	174,875

Total Liabilities and Stockholders’ Equity	$291,393	$272,493

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022
Revenues	$76,496	$89,502	$244,169	$277,781
Cost of sales	45,916	45,263	146,632	130,225
Gross profit	30,580	44,239	97,537	147,556

Operating expenses:
Selling, general and administrative	6,760	7,219	22,010	21,057
Amortization	698	698	2,095	2,095
Total operating expenses	7,458	7,917	24,105	23,152

Operating income	23,122	36,322	73,432	124,404

Other expense:
Net interest expense	4,358	2,365	8,106	12,293

Income before income taxes	18,764	33,957	65,326	112,111

Income tax expense	5,182	4,601	17,024	13,390

Net income	$13,582	$29,356	$48,302	$98,721

Net income per common share – Basic	$0.30	$0.65	$1.07	$2.20
Net income per common share – Diluted	$0.29	$0.62	$1.02	$2.10
Weighted average number of shares outstanding – Basic	45,404,963	45,063,810	45,348,072	44,935,739
Weighted average number of shares outstanding – Diluted	47,345,380	47,181,424	47,319,464	47,053,010

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at July 1, 2022	45,020,087	$450	$116,943	$23,544	$140,937

Issuance of common stock upon exercise of stock options	50,281	1	58	—	59

Excess tax benefits from exercise of stock options	—	—	(10)	—	(10)

Stock compensation expense	—	—	247	—	247

Net income	—	—	—	29,356	29,356

Balance at September 30, 2022	45,070,368	$451	$117,238	$52,900	$170,589

Balance at July 1, 2023	45,375,598	$454	$118,296	$92,700	$211,450

Issuance of common stock upon exercise of stock options	108,727	1	1	—	2

Excess tax benefits from exercise of stock options	—	—	(690)	—	(690)

Stock compensation expense	—	—	240	—	240

Net income	—	—	—	13,582	13,582

Balance at September 30, 2023	45,484,325	$455	$117,847	$106,282	$224,584

Nine Months Ended September 30,

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at January 1, 2022	44,758,925	$448	$116,312	$(45,821)	$70,939

Issuance of common stock upon exercise of stock options	311,443	3	179	—	182

Excess tax benefits from exercise of stock options	—	—	(83)	—	(83)

Stock compensation expense	—	—	830	—	830

Net income	—	—	—	98,721	98,721

Balance at September 30, 2022	45,070,368	$451	$117,238	$52,900	$170,589

Balance at January 1, 2023	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	196,706	2	37	—	39

Excess tax benefits from exercise of stock options	—	—	(693)	—	(693)

Stock compensation expense	—	—	2,061	—	2,061

Net income	—	—	—	48,302	48,302

Balance at September 30, 2023	45,484,325	$455	$117,847	$106,282	$224,584

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine months
	ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$48,302	$98,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,213	2,455
Amortization of intangible assets	2,095	2,095
Lower of cost or net realizable value reserve	(2,195)	(1,155)
Allowance for doubtful accounts	800	1,711
Stock compensation expense	2,061	830
Amortization of deferred finance costs	669	2,152
Loss on extinguishment of debt	3,427	4,665
Deferred tax expense	4,280	(814)
Changes in assets and liabilities:
Trade accounts receivable	(24,863)	(26,156)
Inventories	8,341	(24,860)
Prepaid and other assets	(684)	(9,990)
Lease obligations	1	16
Income taxes receivable	(4,212)	—
Accounts payable and accrued expenses	3,283	10,346
Cash provided by operating activities	43,518	60,016

Cash flows from investing activities:
Additions to property, plant, and equipment	(2,215)	(1,715)
Cash used in investing activities	(2,215)	(1,715)

Cash flows from financing activities:
Proceeds from issuance of common stock	39	182
Excess tax benefits from exercise of stock options	(693)	(83)
Payment of deferred financing cost	—	(8,512)
Borrowing of short-term debt – net	5,000	—
Proceeds from long-term debt	—	100,000
Repayment of long-term debt	(47,161)	(138,331)
Cash used in financing activities	(42,815)	(46,744)

(Decrease) increase in cash and cash equivalents	(1,512)	11,557
Cash and cash equivalents at beginning of period	5,295	3,492
Cash and cash equivalents at end of period	$3,783	$15,049

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$4,232	$10,100
Cash paid for income taxes – net	$16,955	$9,791

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2022. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

On October 6, 2023, the EPA announced the latest actions to phase down HFCs under the AIM Act:

1)

The first new action is a final rule to accelerate the ongoing transition to more efficient and climate-safe technologies in new refrigeration, heating and cooling systems and other products by restricting the use of HFCs where alternatives are already available.   The rule, which applies to both imported and domestically manufactured products, bans HFCs in certain equipment and sets a limit on the global warming potentials (GWPs) of the HFCs that can be used in each subsector, with compliance dates ranging from 2025 to 2028.

2)

The second action is a proposed rule (subject to further comments) to better manage and reuse existing HFCs, including by reducing wasteful leaks from equipment and supporting HFC recycling and reclamation. The proposed rule includes requirements for repairing leaky equipment, use of automatic leak detection systems on large refrigeration systems, use of reclaimed HFCs for certain applications, recovery of HFCs from cylinders before their disposal, and a container tracking system.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at September 30, 2023 and December 31, 2022, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of September 30, 2023 and December 31, 2022. See Note 2 for further details.

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

For the nine month period ended September 30, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at September 30, 2023 there were $19.7 million of accounts receivable from this customer. For the nine-month period ended September 30, 2022 there was no customer accounting for 10% of the Company’s revenues.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at September 30, 2023. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2022 or the nine months ended September 30, 2023.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company’s Aspen Refrigerants division (“ARI”) charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by ARI approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $16.6 million and $13.6 million at September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of September 30, 2023, the Company had state tax NOLs of approximately $1.8 million, expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2023 and December 31, 2022, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2023	2022	2023	2022
Net income	$13,582	$29,356	$48,302	$98,721

Weighted average number of shares – basic	45,404,963	45,063,810	45,348,072	44,935,739
Shares underlying options	1,940,417	2,117,614	1,971,392	2,117,271
Weighted average number of shares – diluted	47,345,380	47,181,424	47,319,464	47,053,010

During the three month periods ended September 30, 2023 and 2022, certain options aggregating 7,444 and 2,743 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2023 and 2022, certain options aggregating 7,444 and 2,980 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrofluorocarbon (“HFC”) and hydrofluroolefin (“HFO”) refrigerants and reclaimable, primarily hydrochlorofluorocarbons (“HCFC”), HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2023.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
(in thousands)
Refrigerants and cylinders	$144,123	$152,840
Less: net realizable value adjustments	(4,892)	(7,463)
Total	$139,231	$145,377

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30,	December 31,	Estimated
	2023	2022	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,467	3,396	25-39 years
- Cylinders	13,300	13,315	15-30 years
- Equipment	28,920	27,258	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,789	1,773	3-5 years
- Lab and computer equipment, software	3,233	3,103	2-8 years
- Furniture & fixtures	933	840	5-10 years
- Leasehold improvements	865	852	3-5 years
- Construction-in-progress	3,741	3,533
Subtotal	59,583	57,405
Less: Accumulated depreciation	(39,013)	(36,837)
Total	$20,570	$20,568

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $2.2 million and $2.5 million, respectively.

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

Operating lease expense of $2.1 million and $1.9 million, for the nine months ended September 30, 2023 and 2022, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2023.

September 30,
Maturity of Lease Payments	2023
(in thousands)	(unaudited)
2023 (remaining)	$1,291
-2024	2,372
-2025	2,173
-2026	1,283
-2027	799
-Thereafter	960
Total undiscounted operating lease payments	8,878
Less imputed interest	(1,739)
Present value of operating lease liabilities	$7,139

Balance Sheet Classification

September 30,
2023
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,972
Long-term lease liabilities	5,167
Total operating lease liabilities	$7,139

Other Information

	September 30,
	2023
Weighted-average remaining term for operating leases	3.07	years
Weighted-average discount rate for operating leases	8.24%

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities during the nine months ended September 30, 2023 and 2022 was $2.1 million and $1.9 million, respectively and is included in operating cash flows.

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the nine-month period ended September 30, 2023, and year ended December 31, 2022. Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At September 30, 2023 and December 31, 2022 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		September 30, 2023			December 31, 2022
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	870	776	94	870	710	160
Customer relationships	3 – 12	31,560	16,486	15,074	31,560	14,491	17,069
Above market leases	13	567	266	301	567	232	335
Total identifiable intangible assets		$32,997	$17,528	$15,469	$32,997	$15,433	$17,564

Amortization expense for the nine months ended September 30, 2023 and 2022 was $2.1 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2023 and 2022, share-based compensation expense of $2.1 million and $0.8 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2023 there were an aggregate of 4,350,191 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 592,798 and 379,070 shares of common stock granted during the nine month periods ended September 30, 2023 and 2022, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Option Plan Totals	Shares	Price
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(11,781)	$3.75
-Exercised	(583,273)	$1.15
-Granted (1)	381,181	$4.33
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(26,150)	$9.62
-Exercised	(275,405)	$2.68
-Granted (2)	592,798	$10.02
Outstanding at September 30, 2023, unaudited	2,681,393	$3.26
(1)	Options to purchase 381,181 shares were granted in 2022, of which options to purchase 40,588 shares vested immediately in 2022 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(2)	Options to purchase 575,098 shares were granted in 2023, of which options to purchase 337,727 shares vested immediately in 2023 and the remainder vested 50% immediately and 50% one year after the date of the grants. In addition, 17,700 stock appreciation rights were granted in January 2023 with a nine- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2023 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,444,022	4.64	years	$2.60

The intrinsic value of options outstanding at September 30, 2023 and December 31, 2022 was $26.9 million and $20.6 million, respectively.

The intrinsic value of options unvested at September 30, 2023 and December 31, 2022 was $0.8 million and $1.1 million, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $2.3 million and $2.1 million, respectively.

Note 8 - Short-term and Long-term debt

Elements of short-term and long-term debt are as follows:

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$5,000	$—
- Term loan facility – current	—	4,250
Subtotal	5,000	4,250
Long-term debt:
- Term loan facility- net of current portion of long-term debt	—	27,563
- FILO term loan	—	15,000
- Less: deferred financing costs on term loan	—	(3,578)
Subtotal	—	38,985

Total short-term & long-term debt	$5,000	$43,235

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers may borrow up to $90 million consisting of: (i) $15 million immediately borrowed in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also contains a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has a $0.9 million letter of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

Amounts borrowed under the Amended Wells Fargo Facility may be used for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

Interest under the Amended Wells Fargo Facility is payable in arrears on the first day of each month. Interest charges with respect to Revolving Loans are computed on the actual principal amount of Revolving Loans outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 2.36% and 2.86% depending on average quarterly undrawn availability. Interest charges with respect to the FILO Tranche were computed on the actual principal amount of FILO Tranche loans outstanding at a rate per annum equal to (A) with respect to Base Rate FILO Tranche loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%,and (4) the prime commercial lending rate of Wells Fargo, plus (ii) 6.5% and (B) with respect to SOFR FILO Tranche loans, the sum of the applicable SOFR rate plus 7.50%. The Amended Wells Fargo Facility also includes a monthly unused line fee ranging from 0.35% to 0.75% per annum determined based upon the level of average Revolving Loans outstanding during the immediately preceding month measured against the total Revolving Loans that may be borrowed under the Amended Wells Fargo Facility.

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

Termination of 2022 Term Loan Facility

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”), which matures in March 2027. Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

During the third quarter of 2023, the Company repaid in full the remaining principal balance outstanding under the Term Loan Facility and the FILO Tranche.

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

During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its Term Loan Facility and the FILO Tranche. In conjunction with this payoff, the Company recorded $3.4 million of interest which included a non-cash write off of $3.1 million deferred financing costs and $0.3 million of other expense and fees.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2023.

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

There were no goodwill impairment losses recognized in 2022 or the nine months ended September 30, 2023.

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

As of September 30, 2023, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of September 30, 2023, the Company had state tax NOLs of approximately $1.8 million, expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets on a quarterly basis.

The Company’s provision for income tax for the nine months ended September 30, 2023, was $17.0 million. The effective tax rate for the nine months ended September 30, 2023, was 26.1%.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2023 and December 31, 2022, the Company believes it had no uncertain tax positions.

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

Results of Operations

Three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022

Revenues for the three-month period ended September 30, 2023 were $76.5 million, a decrease of $13.0 million or 14.5% from the $89.5 million reported during the comparable 2022 period. The decrease is primarily related to decreased selling prices for certain refrigerants, partially offset by increased refrigerant sales volume and revenues from the Company’s Defense Logistics Agency (“DLA”) program during the period, compared to the third quarter of 2022

Cost of sales for the three-month period ended September 30, 2023 was $45.9 million or 60% of sales. The cost of sales for the three-month period ended September 30, 2022 was $45.3 million or 51% of sales. The increase in the cost of sales percentage from 51% to 60% is primarily due to lower selling prices and higher inventory cost.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2023 were $6.8 million, a decrease of $0.4 million from the $7.2 million reported during the comparable 2022 period. The decrease in SG&A was primarily due to decreased bad debt expense and professional fees.

Amortization expense for both of the three-month periods ended September 30, 2023 and 2022 was $0.7 million.

Other expense for the three-month period ended September 30, 2023 was $4.4 million, compared to the $2.4 million reported during the comparable 2022 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its Term Loan Facility. In conjunction with this payoff, the Company recorded a non-cash write off of $3.1 million of deferred financing costs. Excluding this write off, interest expense was lower from reduced principal outstanding during the period on our term loan debt.

The income tax expense for the three-month period ended September 30, 2023 was $5.2 million compared to income tax expense of $4.6 million for the three month period ended September 30, 2022. The key drivers of increased income tax expense are the reversal of valuation allowance during 2022 on federal NOLs that were fully utilized and can no longer reduce taxable income. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended September 30, 2023 was $13.6 million, a decrease of $15.8 million from the $29.4 million of net income reported during the comparable 2022 period, primarily due to lower revenues, higher selling costs, a higher tax rate and the effect of the non-cash write-off of deferred financing costs, as described above.

Nine month period ended September 30, 2023 compared to the nine month period ended September 30, 2022

Revenues for the nine month period ended September 30, 2023 were $244.2 million, a decrease of $33.6 million or 12% from the $277.8 million reported during the comparable 2022 period. The decrease was attributable to both lower selling prices and volume of certain refrigerants sold, partially offset by increase in revenues from our DLA and carbon credit programs.

Cost of sales for the nine-month period ended September 30, 2023 was $146.6 million or 60% of sales. The cost of sales for the nine-month period ended September 30, 2022 was $130.2 million or 47% of sales. The increase in the cost of sales percentage from 47% to 60% is primarily due to higher cost of sales during the first nine months of 2023 as the purchase price of certain refrigerants increased during 2023, and also the decrease in selling prices.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2023 were $22.0 million, an increase of $0.9 million from the $21.1 million reported during the comparable 2022 period. The increase in SG&A was primarily due to increased headcount and stock compensation.

Amortization expense for both nine-month periods ended September 30, 2023 and 2022 was $2.1 million.

Other expense for the nine-month period ended September 30, 2023 was $8.1 million, compared to the $12.3 million reported during the comparable 2022 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its Term Loan Facility. In conjunction with this payoff, the Company recorded a non-cash write off of $3.1 million of deferred financing costs. During the nine month period ended September 30, 2022, the Company recorded a loss on extinguishment of debt of $4.7 million. Excluding these write-offs, interest expense was lower from reduced principal outstanding during the period on our term loan debt.

The income tax expense for the nine-month period ended September 30, 2023 was $17.0 million compared to income tax expense of $13.4 million for the nine-month period ended September 30, 2022. The key drivers of increased income tax expense are the reversal of valuation allowance during 2022 on federal NOLs that were fully utilized and can no longer reduce taxable income. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the nine-month period ended September 30, 2023 was $48.3 million, a decrease of $50.4 million from the $98.7 million of net income reported during the comparable 2022 period, primarily due to lower revenues, higher selling costs, a higher tax rate and the effect of the non-cash write-off of deferred financing costs, as described above.

Liquidity and Capital Resources

At September 30, 2023, the Company had working capital, which represents current assets less current liabilities, of $141.0 million, an increase of $16.8 million from the working capital of $124.2 million at December 31, 2022. The increase in working capital is primarily attributable to continued profitability and the timing of borrowings, accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At September 30, 2023, the Company had inventories of $139.2 million, a decrease of $6.2 million from $145.4 million at December 31, 2022. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At September 30, 2023, the Company had trade receivables, net of allowance for doubtful accounts, of $44.9 million, an increase of $24.0 million from $20.9 million at December 31, 2022, mainly due to timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, the issuance of debt and equity securities, and bank borrowings.

Net cash provided by operating activities for the nine-month period ended September 30, 2023 was $43.5 million, when compared to net cash provided by operating activities of $60.0 million for the comparable 2022 period. As discussed above, selling prices of certain refrigerants declined in 2023.  Another contributory factor was the timing of accounts receivable and inventory balances.

Net cash used in investing activities for the nine-month period ended September 30, 2023 was $2.2 million compared with net cash used in investing activities of $1.7 million for the comparable 2022 period, mainly due to timing of capital expenditures related to our plants.

Net cash used in financing activities for the nine-month period ended September 30, 2023 was $42.5 million compared with net cash used in financing activities of $46.7 million for the comparable 2022 period. The Company refinanced its term loan debt during the first quarter of 2022, as described below, and paid off its remaining $32.5 million term loan debt during the third quarter of 2023.

At September 30, 2023, cash and cash equivalents were $3.8 million, or approximately $1.5 million lower than the $5.3 million of cash and cash equivalents at December 31, 2022.

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers may borrow up to $90 million consisting of: (i) $15 million immediately borrowed in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also contains a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has a $0.9 million letter of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

Amounts borrowed under the Amended Wells Fargo Facility may be used for working capital needs, certain permitted acquisitions, and to reimburse drawings under letters of credit.

Interest under the Amended Wells Fargo Facility is payable in arrears on the first day of each month. Interest charges with respect to Revolving Loans are computed on the actual principal amount of Revolving Loans outstanding at a rate per annum equal to (A) with respect to Base Rate loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) between 1.25% and 1.75% depending on average monthly undrawn availability and (B) with respect to SOFR loans, the sum of the applicable SOFR rate plus between 2.36% and 2.86% depending on average quarterly undrawn availability. Interest charges with respect to the FILO Tranche were computed on the actual principal amount of FILO Tranche loans outstanding at a rate per annum equal to (A) with respect to Base Rate FILO Tranche loans, the sum of (i) a rate per annum equal to the higher of (1) 1.0%, (2) the federal funds rate plus 0.5%, (3) one month term SOFR plus 1.0%, and (4) the prime commercial lending rate of Wells Fargo, plus (ii) 6.5% and (B) with respect to SOFR FILO Tranche loans, the sum of the applicable SOFR rate plus 7.50%. The Amended Wells Fargo Facility also includes a monthly unused line fee ranging from 0.35% to 0.75% per annum determined based upon the level of average Revolving Loans outstanding during the immediately preceding month measured against the total Revolving Loans that may be borrowed under the Amended Wells Fargo Facility.

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

Termination of 2022 Term Loan Facility

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”), which matures in March 2027. Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

During the third quarter of 2023, the Company repaid in full the remaining principal balance outstanding under the Term Loan Facility and the FILO Tranche.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2023.

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

For the nine month period ended September 30, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at September 30, 2023 there were $19.7 million of accounts receivable from this customer. For the nine-month period ended September 30, 2022 there was no customer accounting for 10% of the Company’s revenues.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2023. The adoption of ASU 2022-06 did not have a material impact on its results of operations or financial position.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $75 million secured facility with a $5 million outstanding balance as of September 30, 2023. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

If the loan bearing interest rate changed by 1%, the annual effect on interest expense would be approximately $0.1 million as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2022. There have been no material changes to such matters during the quarter ended September 30, 2023.

Item 5 – Other Information

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2023.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	November 7, 2023
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	November 7, 2023
	Nat Krishnamurti	Date
Chief Financial Officer