Form 10-K
period 2023-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2024-03-14
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2023 was approximately $417,114,994.

As of March 14, 2024, there were 45,510,925 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2024, are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this Form 10-K.

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

The Company’s operations consist of one reportable segment. The Company’s products and services are primarily used in commercial air conditioning, industrial processing and refrigeration systems, and include refrigerant and industrial gas sales, refrigerant management services consisting primarily of reclamation of refrigerants and RefrigerantSide® Services performed at a customer’s site. RefrigerantSide® Services consists of system decontamination to remove moisture, oils and other contaminants intended to restore systems to designed capacity.As a component of the Company’s products and services, the Company also participates in the generation of carbon offset projects. The Company operates principally through its wholly-owned subsidiary, Hudson Technologies Company. Unless the context requires otherwise, references to the “Company”, “Hudson”, “we”, “us”, “our”, or similar pronouns refer to Hudson Technologies, Inc. and its subsidiaries.

The Company’s executive offices are located at 300 Tice Boulevard, Suite 290, Woodcliff Lake, New Jersey and its telephone number is (845) 735-6000. The Company maintains a website at www.hudsontech.com, the contents of which are not incorporated into this filing.

Industry Background

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin and reclaimable hydrofluoro-olefin (“HFO”) and hydrofluorocarbon (“HFC”) refrigerants and reclaimable, primarily hydrochlorofluorocarbon (“HCFC”) and chlorofluorocarbon (“CFC”) refrigerants from suppliers and its customers. Effective January 1, 1996, the Clean Air Act, as amended (the “Act”) prohibited the production of virgin CFC refrigerants and limited the production of virgin HCFC refrigerants. Effective January 2004, the Act further limited the production of virgin HCFC refrigerants and federal regulations were enacted which established production and consumption allowances for HCFC refrigerants and which imposed limitations on the importation of certain virgin HCFC refrigerants. Under the Act, production of certain virgin HCFC refrigerants was phased out on December 31, 2019 and production of all virgin HCFC refrigerants is scheduled to be phased out by 2030.

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

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various sectors of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC or HFO refrigerants. Certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state regulations relating to the sale, use and emissions of HFC refrigerants, as well as federal restrictions on the production and consumption of HFCs under the AIM Act (as set forth below). The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with lower global warming potentials.

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

AIM Act

The United States Environmental Protection Agency (“EPA”) issued several final rules establishing the framework to allocate allowances for virgin production and consumption of hydrofluorocarbon refrigerants (“HFCs”) that currently provide allowances through 2028. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the AIM Act.

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	manage these HFCs and their substitutes including reclamation of refrigerants, and
3)	facilitate the transition to next-generation technologies.

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024. Hudson received allocation allowances for calendar years 2022, 2023 and 2024 equal to approximately 3 million, 3 million and 1.9 million Metric Tons Exchange Value Equivalents, respectively, per year, or approximately 1% of the total HFC consumption. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown. Reclamation is not subject to the allowance system or restricted from use.

On October 6, 2023, the EPA announced the latest actions to phase down HFCs under the AIM Act:

1)

Finalization of the Technology Transition Rule- The first new action is a final rule to accelerate the ongoing transition to more efficient and climate-safe technologies in new refrigeration, heating and cooling systems and other products by restricting the use of HFCs where alternatives are already available. The rule, which applies to both imported and domestically manufactured products, bans HFCs in certain equipment and sets a limit on the global warming potentials (GWPs) of the HFCs that can be used in each subsector, with compliance dates ranging from 2025 to 2028.

In December 2023, the EPA announced an interim final rule on this matter, which provides an additional year, until January 1, 2026, for the installation of new residential and light commercial A/C and heat pump systems that use components manufactured or imported prior to January 1, 2025. Importantly, to qualify for the extended compliance deadline, all components of a system using the higher GWP HFC must be manufactured or imported prior to January 1, 2025.

2)

Proposed Refrigerant Management Rule- The second action is a proposed rule to better manage and reuse existing HFCs, including by reducing wasteful leaks from equipment and supporting HFC recycling and reclamation. The proposed rule, which is expected to be finalized during the third quarter of 2024, includes requirements for repairing leaky equipment, use of automatic leak detection systems on large refrigeration systems, use of reclaimed HFCs for certain applications, recovery of HFCs from cylinders before their disposal, and a container tracking system.

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

Refrigerant and Industrial Gas Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in the air conditioning and refrigeration industry. The Company continues to sell reclaimed CFC and certain HCFC based refrigerants, which are no longer manufactured, and HFC’s, which are being phased down as discussed above. The Company purchases virgin refrigerants, such as HFC’s and HFO’s, from several suppliers and resold by the Company. Additionally, the Company regularly purchases used or contaminated refrigerants, from many different sources, which refrigerants are then reclaimed using the Company’s high speed proprietary reclamation equipment, its proprietary Zugibeast® system, and then are resold by the Company.

The Company also sells industrial gases to a variety of industry customers, predominantly to users in or involved with the US Military. In July 2016 the Company was awarded, as prime contractor, a five-year contract, together with a five-year renewal option which was exercised in July 2021, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services.

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

For the year ended December 31, 2023, there was one customer accounting for greater than 10% of the Company’s revenues and  one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2023. For the year ended December 31, 2022, there was no customer that accounted for 10% of the Company’s revenues, but one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2022. For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2021.

Strategic Relationships

Hudson announced the following strategic relationships:

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

Marketing

Marketing programs are conducted through the efforts of the Company’s executive officers, marketing personnel and Company sales personnel. Hudson employs various marketing methods, including digital marketing, segment targeted outreach, social media, trade and industry events, webinars, in-person solicitation, print advertising, response to quotation requests and the internet through the Company’s website (www.hudsontech.com). Information on the Company’s website is not part of this report.

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

Hudson maintains environmental impairment insurance of $10,000,000 per occurrence, and $10,000,000 annual in the aggregate.

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

The Company may also be subject to regulations adopted by the EPA which impose reporting requirements arising out of the importation, purchase, production, use and/or emissions of certain greenhouse gases, including HFCs.

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

Human Capital Resources

On February 1, 2024, the Company had 237 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company’s employees are represented by a union. The Company believes it has good relations with its employees.

Patents and Proprietary Information

The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between December 2024 and December 2036.

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

Item 1A. Risk Factors

There are many important factors, including those discussed below (and above as described under “Business-Patents and Proprietary Information”), that have affected, and in the future could affect Hudson’s business including, but not limited to, the factors discussed below, which should be reviewed carefully together with the other information contained in this report. Some of the factors are beyond Hudson’s control and future trends are difficult to predict.

Risks Related to Business Strategy and Operations

Our existing and future debt obligations could impair our liquidity and financial condition.

Our existing credit facility, consisting of an asset-based lending facility of up to $75 million from Wells Fargo Bank, National Association (“Wells Fargo Bank”) and other lenders, is secured by substantially all of our assets and contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facility also includes financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

In July 2016, we were awarded, as prime contractor, a five-year contract, including a five-year renewal option (which has been exercised), by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Our contract with DLA expires in July 2026. For the years ended December 31, 2023, 2022 and 2021, the DLA accounted for 18%, 8% and 10% of our revenues. The loss of DLA as a customer could have a material adverse effect on our financial position and results of operations.

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

Refrigerant sales continue to represent a significant majority of our revenues. Therefore, our business is substantially dependent on the availability of both new and used refrigerants in large quantities, which may be affected by several factors including, without limitation: (i) commercial production and consumption limitations imposed by the Act and legislative limitations and ban on HCFC refrigerants; (ii) the amendment to the Montreal Protocol, the AIM Act, and any legislation and regulation enacted to implement the amendment, imposes limitations on production and consumption of HFC refrigerants; (iii) introduction of new refrigerants and air conditioning and refrigeration equipment; (iv) price competition resulting from additional market entrants; (v) changes in government regulation on the use and production of refrigerants; and (vi) reduction in price and/or demand for refrigerants. Sufficient amounts of new and/or used refrigerants may not be available to us in the future, particularly as a result of the further phase down of HFC production, or may not be available on commercially reasonable terms. Additionally, we may be subject to price fluctuations, periodic delays or shortages of new and/or used refrigerants. Our failure to obtain and resell sufficient quantities of virgin refrigerants on commercially reasonable terms, or at all, or to obtain, reclaim and resell sufficient quantities of used refrigerants would have a material adverse effect on our operating margins and results of operations.

Issues relating to potential global warming and climate change could have an impact on our business.

Refrigerants are considered to be strong greenhouse gases that are believed to contribute to global warming and climate change and are now subject to various state and federal regulations relating to the sale, use and emissions of refrigerants. Current and future global warming and climate change or related legislation and/or regulations may impose additional compliance burdens on us and on our customers and suppliers which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. In addition, an amendment to the Montreal Protocol has established timetables for all developed and developing countries to freeze and then reduce production and use of HFCs by 85% by 2047, with the first reductions by developed countries in 2019. The amendment became effective January 1, 2019. In December 2020, AIM Act legislation was enacted in the United States that requires the phasedown of virgin production of HFCs.

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

Currently, our officers and directors collectively beneficially own approximately 7.8% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems, and those that we offer to our customers are necessary for the operation of our business. We use these systems, among others, to manage our customer and vendor relationships, for internal communications, for accounting to operate record-keeping functions, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”).

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits, and conducting threat and vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program, employee training, and penetration testing.

We work with third parties from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms.

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.

Governance

Our full Board oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Board receives regular presentations and reports from management who are responsible for managing and assessing cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Board also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Management plays a crucial role in assessing and managing material risks from cybersecurity threats.  At the management level, the Company’s cybersecurity risk management and strategy is led by its Director of IT, who reports to the CFO. The qualifications of the Director of IT include over 25 years of IT management, cybersecurity, and information governance experience. The Director of IT is regularly informed about the latest developments in cybersecurity, including emerging threats and technologies to adapt security measures accordingly. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.  Management’s role includes:

●	Risk Assessment: Management conducts annual cybersecurity risk assessments to identify and evaluate potential threats and vulnerabilities. Management considers the likelihood and potential impact of various cybersecurity risks, considering the Company’s assets, systems, and operations, to prioritize mitigation efforts.
●	Cybersecurity Policies and Procedures: Management reviews and approves the Company’s cybersecurity policies and procedures and communicates these policies and procedures to all employees to ensure adherence to established security protocols.
●	Compliance with Regulations: Management implements and maintains compliance with relevant cybersecurity regulations and standards applicable to the Company.
●	Budgeting and Resource Allocation: Management reviews budgets for cybersecurity initiatives and ensures that adequate resources are allocated to address cybersecurity risks and that investments in cybersecurity align with the Company’s risk tolerance and strategic objectives.

The Director of IT is promptly informed of potential cybersecurity risks, threats, and vulnerabilities by the Company’s IT Helpdesk.  Once an incident has been identified, the Director of IT and the IT network security team assess the criticality and impact of the incident on the Company’s business operations. The Director of IT then formulates and oversees a response to contain, eradicate and resolve incidents in accordance with the Company’s incident response plan. Management is responsible for reporting incidents to the appropriate authorities as necessary and engaging the senior leadership on all material incidents.

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

The number of record holders of the Company’s common stock was approximately 87 as of March 8, 2024. The Company believes that there are approximately 4,000 beneficial owners of its common stock.

To date, the Company has not declared or paid any cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company’s operations and development of its business and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. In addition, the Company has a credit facility with Wells Fargo Bank, National Association among other things, restricts the Company’s ability to declare or pay any cash dividends on its capital stock.

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative five-year stockholder return of a $100 investment in our common stock on December 31, 2018, to two indices: the NASDAQ Composite Index and the Nasdaq Industrial Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facility, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in this report, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company’s accounting policies involve significant judgments, uncertainties and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its inventory reserves, goodwill and intangible assets.

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

There were no goodwill impairment losses recognized in any of the three years ended December 31, 2023, 2022 and 2021.

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

Results of Operations

Year ended December 31, 2023 as compared to the year ended December 31, 2022

Revenues for the year ended December 31, 2023 were $289.0 million, a decrease of $36.2 million or 11% from the $325.2 million reported during the comparable 2022 period. The decrease was mainly attributable to lower selling prices of certain refrigerants sold, partially offset by increase in revenues from our DLA and carbon credit programs.

Cost of sales for the year ended December 31, 2023 was $177.5 million or 61% of sales. Cost of sales for the year ended December 31, 2022 was $162.3 million or 50% of sales. The increase in the cost of sales percentage from 61% to 50% is primarily due to the lower selling prices of certain refrigerants sold, as described above.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2023 were $30.5 million, an increase of $1.9 million from the $28.6 million reported during the comparable 2022 period. The increase in SG&A was primarily due to an increased number of employees and stock compensation.

Amortization expense was $2.8 million during 2023 and 2022, respectively.

Other expense for 2023 was $8.4 million, compared to the $14.3 million of other expense reported during the comparable 2022 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its Term Loan Facility. In conjunction with this payoff, the Company recorded a non-cash write off of $3.4 million of deferred financing costs. Similarly, during the first quarter of 2022, the Company recorded a non-cash write off of $4.7 million of deferred financing cost. Excluding these write offs, total interest expense for the year 2023 decreased by $4.7 million from the comparable 2022 period.

Income tax expense for 2023 was $17.6 million compared to income tax expense of $13.4 million for 2022. The key drivers of increased income tax expense are the reversal of valuation allowance during 2022 for federal NOLs that were fully utilized and can no longer reduce taxable income. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the year ended December 31, 2023 was $52.2 million, a decrease of $51.6 million from the $103.8 million of net income reported during the comparable 2022 period, primarily due to lower revenues, higher cost of sales and a higher tax rate, as described above.

Year ended December 31, 2022 as compared to the year ended December 31, 2021

Management’s discussion and analysis of the year ended December 31, 2022 as compared to the year ended December 31, 2021 is contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2023.

Liquidity and Capital Resources

At December 31, 2023, the Company had working capital, which represents current assets less current liabilities, of $146.4 million, an increase of $22.2 million from the working capital of $124.2 million at December 31, 2022. The increase in working capital is primarily attributable to continued profitability and the timing of borrowings, accounts receivable and inventory.

Inventory and trade receivables are principal components of current assets. At December 31, 2023, the Company had inventory of $154.5 million, an increase of $9.1 million from $145.4 million at December 31, 2022. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At December 31, 2023, the Company had trade receivables, net of credit losses, of $25.2 million, an increase of $4.3 million from $20.9 million at December 31, 2022, mainly due to timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the year ended December 31, 2023 was $58.5 million, when compared to the net cash provided by operating activities of $62.8 million for the comparable 2022 period. As discussed above, selling prices of certain refrigerants declined in 2023. Another contributory factor was the timing of accounts receivable and inventory balances.

Net cash used in investing activities for 2023 was $3.6 million when compared to the net cash used in investing activities of $3.7 million for the comparable 2022 period.

Net cash used in financing activities for 2023 was $47.8 million, compared with net cash used in financing activities of $57.4 million for 2022. The Company refinanced its term loan debt during the first quarter of 2022, as described below, and paid off its remaining $32.5 million term loan debt during the third quarter of 2023.

At December 31, 2023, cash and cash equivalents were $12.4 million, or approximately $7.1 million higher than the $5.3 million of cash and cash equivalents at December 31, 2022.

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers: (i) immediately borrowed $15 million in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) may borrow from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also contains a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has a $0.9 million letter of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”), which had a maturity date in March 2027. Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of December 31, 2023.

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

For the year ended December 31, 2023, there was one customer accounting for greater than 10% of the Company’s revenues and  one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2023. For the year ended December 31, 2022, there was no customer accounted for 10% of the Company’s revenues but one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2022. For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2021.

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

Recent Accounting Pronouncements

See recent accounting pronouncements set forth in Note 1 of the financial statements contained in this report and commitments and contingencies noted in Note 11 thereof.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $75 million secured facility with a $0.0 million outstanding balance as of December 31, 2023. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, P.C., the independent registered public accounting firm which audits our financial statements, has provided an attestation report on our internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Hudson Technologies, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 14, 2024 expressed an unqualified opinion.

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

/s/ BDO USA, P.C.

Stamford, Connecticut

March 14, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), (d)(5) and 408(b) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2024, and to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2024, and to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2024, and to be filed with the Securities Exchange Commission.

Equity Compensation Plans

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2023.

Number of
securities
remaining
available for
future
issuance
under equity
	Number of		compensation
	securities to	Weighted-	plans
	be	average	(excluding
	issued upon	exercise	securities
	exercise of	price of	reflected
	outstanding	outstanding	in column
	options and stock appreciation rights	options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,647,435	$3.31	4,341,463

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2024, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant’s independent registered public accounting firm to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 26, 2024, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Amended and Restated By-Laws. (26)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (14)
4.1	Description of Equity Securities. (24)
10.1	2004 Stock Incentive Plan. (7)*
10.2	Agreement with Brian F. Coleman, as amended. (9)*
10.3	2008 Stock Incentive Plan. (8)*
10.4	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.5	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.6	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (9)*
10.7	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (9)*
10.8	Long Term Care Insurance Plan Summary. (10)*
10.9	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (11) *
10.10	2014 Stock Incentive Plan (12)*
10.11	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.12	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.13	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.14	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (13)*
10.15	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.16	Form of Non-Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (13)*
10.17	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*
10.18	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (13)*
10.19	Amended and Restated Agreement with Brian Coleman (15)*
10.20	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnamurti. (16)*
10.21	2018 Stock Incentive Plan (17)*
10.22	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuance (18)*
10.23	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified of time. (18)*

10.24	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuances (18)*
10.25	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified period of time. (18)*
10.26	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with conditional vesting provisions. (18)*
10.27	Second Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Brian F. Coleman (19)*
10.28	Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Nat Krishnamurti (19)*
10.29	Third Amended and Restated Agreement dated December 19, 2019 between the Registrant and Brian F. Coleman (20)*
10.30	Fourth Amended and Restated Agreement dated as of June 24, 2020 between the Registrant and Brian F. Coleman (21)*
10.31	Amended and Restated Agreement dated September 30, 2019 between the Company and Kathleen L. Houghton (22)*
10.32	Hudson Technologies, Inc. 2020 Stock Incentive Plan (23)*
10.33	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (25)*
10.34	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (25)*
10.35	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (25)*
10.36	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (25)*
10.37	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with conditional vesting provisions (25)*
10.38	Amended and Restated Credit Agreement dated March 2, 2022 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (26)
10.39	First Amendment to Guaranty and Security Agreement dated March 2, 2022 by and among the Grantors named therein and Wells Fargo Bank, National Association, as Agent (26)
10.40	Form of Stock Appreciation Rights Award Agreement (27)
14	Code of Business Conduct and Ethics. (6)
21	Subsidiaries of the Company. (28)
23.1	Consent of BDO USA, P.C. (28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (28)
97	Hudson Technologies, Inc. Clawback Policy (28)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (28)
(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(7)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 18, 2004.
(8)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.

(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(11)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(12)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(14)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(15)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed December 21, 2018.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2019.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 20, 2019.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 20, 2020.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 16, 2020.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed June 30, 2020.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 13, 2020.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 12, 2021.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed March 3, 2022.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 24, 2022.
(28)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Assessment of Net Realizable Value

As described in Notes 1 and 4 to the consolidated financial statements, inventories total approximately $154.5 million as of December 31, 2023. Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment, the impact of which would be reflected in the cost of sales on the Consolidated Income Statements. Any such adjustment would be based on management’s judgements regarding future demand and market conditions and analysis of historical experience.

We identified assessment of net realizable value of certain inventories as a critical audit matter. Determining whether the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment based on future demand, market conditions and analysis of historical experience requires significant judgment due to the subjectivity of these assumptions. Auditing these elements involved especially challenging and subjective auditor judgement due to the nature of the audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included evaluating the reasonableness of the judgments regarding future demand, market conditions and analysis of historical experience of certain inventories by:

●	Evaluating the consistency of current, historical, and subsequent pricing of inventory to the cost of inventory on hand at December 31, 2023.
●	Evaluating the consistency of the judgments with the company’s objectives and strategies.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 1994

Stamford, Connecticut

March 14, 2024

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,446	$5,295
Trade accounts receivable – net	25,169	20,872
Inventories	154,450	145,377
Income tax receivable	5,438	—
Prepaid expenses and other current assets	7,492	5,289
Total current assets	204,995	176,833

Property, plant and equipment, less accumulated depreciation	19,375	20,568
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	14,771	17,564
Right of use asset	6,591	7,339
Other assets	3,137	2,386
Total Assets	$296,672	$272,493

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$23,399	$14,165
Accrued expenses and other current liabilities	31,537	27,908
Accrued payroll	3,615	6,303
Current maturities of long-term debt	—	4,250
Total current liabilities	58,551	52,626
Deferred tax liability	4,558	244
Long-term lease liabilities	4,790	5,763
Long-term debt, less current maturities, net of deferred financing costs	—	38,985
Total Liabilities	67,899	97,618

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 45,502,380 and 45,287,619 respectively	455	453
Additional paid-in capital	118,091	116,442
Retained earnings	110,227	57,980
Total Stockholders’ Equity	228,773	174,875

Total Liabilities and Stockholders’ Equity	$296,672	$272,493

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2023	2022	2021
Revenues	$289,025	$325,225	$192,748
Cost of sales	177,518	162,332	121,084
Gross profit	111,507	162,893	71,664

Operating expenses:
Selling, general and administrative	30,542	28,591	26,566
Amortization	2,793	2,793	2,793
Total operating expenses	33,335	31,384	29,359

Operating income	78,172	131,509	42,305

Other (expense) income:
Interest expense	(8,352)	(14,327)	(11,376)
Other income	—	—	2,470
Total other expense	(8,352)	(14,327)	(8,906)

Income before income taxes	69,820	117,182	33,399

Income tax expense	17,573	13,381	1,140

Net income	$52,247	$103,801	$32,259

Net income per common share – Basic	$1.15	$2.31	$0.74
Net income per common share – Diluted	$1.10	$2.20	$0.69

Weighted average number of shares outstanding – Basic	45,385,433	44,990,104	43,765,443

Weighted average number of shares outstanding – Diluted	47,338,231	47,109,018	46,640,822

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2021	43,347,887	$433	$118,269	$(78,080)	$40,622

Issuance of common stock upon exercise of stock options	1,398,979	14	187	—	201

Excess tax benefits from exercise of stock options	—	—	(2,655)	—	(2,655)

Issuance of common stock for services	12,059	1	—	—	1

Share-based compensation	—	—	511	—	511

Net income	—	—	—	32,259	32,259

Balance at December 31, 2021	44,758,925	$448	$116,312	$(45,821)	$70,939

Issuance of common stock upon exercise of stock options	519,749	5	177	—	182

Excess tax benefits from exercise of stock options	—	—	(969)	—	(969)

Issuance of common stock for services	8,945	—	—	—	—

Share-based compensation	—	—	922	—	922

Net income	—	—	—	103,801	103,801

Balance at December 31, 2022	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	214,761	2	37	—	39

Excess tax benefits from exercise of stock options	—	—	(694)	—	(694)

Share-based compensation	—	—	2,306	—	2,306

Net income	—	—	—	52,247	52,247

Balance at December 31, 2023	45,502,380	$455	$118,091	$110,227	$228,773

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$52,247	$103,801	$32,259
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,989	3,184	3,387
Amortization of intangible assets	2,793	2,793	2,793
Impairment of long lived assets	2,120	—	—
Forgiveness of Payroll Protection Program loan	—	—	(2,475)
Lower of cost or net realizable value inventory adjustment	(2,259)	1,837	(2,806)
Allowance for doubtful accounts	659	474	44
Amortization of deferred finance cost	726	1,086	1,125
Loss on extinguishment of debt	3,427	4,665	—
Share based compensation	2,306	922	511
Deferred tax expense	4,314	(1,449)	337
Changes in assets and liabilities:
Trade accounts receivable	(4,957)	(7,123)	(4,461)
Inventories	(6,814)	(53,070)	(46,878)
Prepaid and other assets	(3,182)	1,782	(2,120)
Lease obligations	—	17	4
Income taxes receivable/payable	(5,277)	(630)	674
Accounts payable and accrued expenses	9,455	4,526	16,378
Cash provided by (used in) operating activities	58,547	62,815	(1,228)

Cash flows from investing activities:
Additions to property, plant, and equipment	(3,580)	(3,659)	(1,922)
Cash used in investing activities	(3,580)	(3,659)	(1,922)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercises of stock options	39	182	201
Excess tax benefits from exercise of stock options	(694)	(969)	(2,655)
Payment of deferred financing cost	—	(8,512)	—
Borrowing of short-term debt - net	—	—	13,000
Proceeds from long term debt	—	100,000	—
Repayment of long-term debt	(47,161)	(148,054)	(5,252)
Cash (used in) provided by financing activities	(47,816)	(57,353)	5,294

Increase in cash and cash equivalents	7,151	1,803	2,144
Cash and cash equivalents at beginning of period	5,295	3,492	1,348
Cash and cash equivalents at end of period	$12,446	$5,295	$3,492

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,475	$11,702	$10,157
Cash paid for income taxes	$18,536	$15,460	$128
Property and equipment included in accrued expenses and other current liabilities	$337	—	—

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

AIM Act

The United States Environmental Protection Agency (“EPA”) issued several final rules establishing the framework to allocate allowances for virgin production and consumption of hydrofluorocarbon refrigerants (“HFCs”) that currently provide allowances through 2028. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the AIM Act.

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	manage these HFCs and their substitutes including reclamation of refrigerants, and
3)	facilitate the transition to next-generation technologies.

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024. Hudson received allocation allowances for calendar years 2022 and 2023 equal to approximately 3 million Metric Tons Exchange Value Equivalents per year, or approximately 1% of the total HFC consumption, with allowances for future periods to be determined at a later date. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown. Reclamation is not subject to the allowance system or restricted from use.

On October 6, 2023, the EPA announced the latest actions to phase down HFCs under the AIM Act:

1)

Finalization of the Technology Transition Rule - The first new action is a final rule to accelerate the ongoing transition to more efficient and climate-safe technologies in new refrigeration, heating and cooling systems and other products by restricting the use of HFCs where alternatives are already available. The rule, which applies to both imported and domestically manufactured products, bans HFCs in certain equipment and sets a limit on the global warming potentials (GWPs) of the HFCs that can be used in each subsector, with compliance dates ranging from 2025 to 2028.

In December 2023, the EPA announced an interim final rule on this matter, which provides an additional year, until January 1, 2026, for the installation of new residential and light commercial air conditioning systems and heat pump systems that use components manufactured or imported prior to January 1, 2025. Importantly, to qualify for the extended compliance deadline, all components of a system using the higher Global Warming Potential (GWP) HFC must be manufactured or imported prior to January 1, 2025.

2)

Proposed Refrigerant Management Rule - The second action is a proposed rule (subject to further comments) to better manage and reuse existing HFCs, including by reducing wasteful leaks from equipment and supporting HFC recycling and reclamation. The proposed rule, which is expected to be finalized during the third quarter of 2024, includes requirements for repairing leaky equipment, use of automatic leak detection systems on large refrigeration systems, use of reclaimed HFCs for certain applications, recovery of HFCs from cylinders before their disposal, and a container tracking system.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at December 31, 2023 and December 31, 2022, because of the relatively short maturity of these instruments. The carrying value of debt approximates fair value, due to the variable rate nature of the debt, as of December 31, 2022. See Note 2 for further details.

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

The Company establishes an allowance for credit losses. In accordance with the “expected credit loss” model, the carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that it does not expect to collect. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including types of customers and their credit worthiness, experience and historical data adjusted for current conditions.

The carrying value of the Company’s accounts receivable is reduced by the established allowance for credit losses. The allowance for doubtful accounts includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining accounts receivable balances. The Company adjusts its reserves based on factors that affect the collectability of the accounts receivable balances.

For the year ended December 31, 2023, there was one customer accounting for greater than 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2023.  For the year ended December 31, 2022, there was no customer that accounted for 10% of the Company’s revenues but one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2022. For the year ended December 31, 2021, one customer accounted for 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2021.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including internally manufactured equipment. The cost to complete equipment that is under construction is not considered to be material to the Company’s financial position. Provision for depreciation is recorded using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases. Costs of maintenance and repairs are charged to expense when incurred.

Due to the specialized nature of the Company’s business, it is possible that the Company’s estimates of equipment useful life periods may change in the future.

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at December 31, 2023. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2023, the Company completed its annual impairment test as of October 1 and determined in its qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2023, 2022 or 2021.

Leases

The Company determines if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to use and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, the Company includes operating leases in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and non-current operating lease liabilities in its consolidated balance sheets.

Finance leases are included in property and equipment in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments and commencement date to determine the present value of lease payments. When readily determinable, the Company uses the implicit rate. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses associated with operating leases and finance leases are included in selling, general and administrative within the consolidated statement of income.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $17.2 million and $13.6 million at December 31, 2023 and 2022, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option,which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. The Company determined that the sale of refrigerants and the management services provided each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For the years ended December 31, 2023, 2022 and 2021 management services revenue were $2.4 million, $2.3 million, and $2.2 million respectively.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2023	2022	2021
(in thousands)
Product and related sales	$281,954	$319,019	$187,799
RefrigerantSide ® Services	7,071	6,206	4,949
Total	$289,025	$325,225	$192,748

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

For the year ended December 31, 2023 the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. For the year ended December 31, 2023, the Company had state tax NOLs of approximately $1.8 million, expiring in various years. We review the likelihood that we will realize the benefit of our deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. For the years ended December 31, 2023 and December 31, 2022, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021
Net income	$52,247	$103,801	$32,259

Weighted average number of shares – basic	45,385,433	44,990,104	43,765,443
Shares underlying options	1,952,798	2,118,914	2,875,379
Weighted average number of shares outstanding – diluted	47,338,231	47,109,018	46,640,822

During the years ended December 31, 2023, 2022 and 2021, certain options aggregating 17,172, 28,467 and 2,583,523 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrofluorocarbon (“HFC”) and hydrofluroolefin (“HFO”) refrigerants and reclaimable, primarily hydrochlorofluorocarbons (“HCFC”), HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2023.

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

Capitalized Software Development Costs

Capitalized internal-use software costs consist of costs to purchase and develop software. For software to be used solely to meet internal needs and for cloud-based applications used to deliver our services, we capitalize costs incurred during the application development stage and include such costs within property and equipment, net within our consolidated balance sheets.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023 – 09 will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect that the requirements of ASU 2023 – 07 will have a material impact on its consolidated financial statements.

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

Note 3 - Trade accounts receivable – net

The opening and closing balance of the company’s accounts receivable is as follows:

	Beginning	Increase
	Balance	(Decrease),	Ending Balance
(in thousands)	at January 1	Net	at December 31
2023	$20,872	$4,297	$25,169
2022	$14,223	$6,649	$20,872

At December 31, 2023 and 2022, trade accounts receivable are net of reserves for allowance for credit losses of $2.0 million and $1.9 million, respectively. The following table represents the activity occurring in the reserves for allowance for credit losses in 2023 and 2022.

	Beginning	Net additions
	Balance	charged to	Deductions	Ending Balance
(in thousands)	at January 1	Operations	and Other	at December 31
2023	$1,927	$659	$(592)	$1,994
2022	$1,584	$474	$(131)	$1,927

Note 4- Inventories

Inventories consist of the following:

	December 31,	December 31,
	2023	2022
(in thousands)
Refrigerants and cylinders	$159,654	$152,840
Less: net realizable value adjustments	(5,204)	(7,463)
Total	$154,450	$145,377

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

			Estimated
December 31,	2023	2022	Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,467	3,396	25-39 years
- Cylinders	13,220	13,315	15-30 years
- Equipment	29,397	27,258	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,790	1,773	3-5 years
- Lab and computer equipment, software	3,233	3,103	2-8 years
- Furniture & fixtures	933	840	5-10 years
- Leasehold improvements	865	852	3-5 years
- Construction-in-Progress	2,844	3,533
Subtotal	59,084	57,405
Less: Accumulated depreciation	(39,709)	(36,837)
Total	$19,375	$20,568

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $3.0 million, $3.2 million and $3.4 million, respectively, of which $2.0 million, $2.0 million and $1.9 million, respectively, were included as cost of sales in the Company’s Consolidated Income Statements.

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

Operating lease expense of $1.7 million, $2.6 million and $3.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively, is included in Selling, general and administrative expenses on the consolidated income statements.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2023.

Maturity of Lease Payments	December 31, 2023
(in thousands)
-2024	1,914
-2025	1,663
-2026	1,500
-2027	1,043
-2028	656
-Thereafter	823
Total undiscounted operating lease payments	7,599
Less imputed interest	(911)
Present value of operating lease liabilities	$6,688

Balance Sheet Classification

December 31,	2023	2022
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,898	$1,663
Long-term lease liabilities	4,790	5,763
Total operating lease liabilities	$6,688	$7,426

Other Information

December 31,	2023		2022
Weighted-average remaining term for operating leases	2.92	years	3.60	years
Weighted-average discount rate for operating leases	8.27%		8.21%

Supplemental cash flow and non-cash information related to leases

December 31,	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$1,782	$2,588
Right -of-use assets obtained in exchange for new operating lease liabilities	$1,020	$2,659

Note 7 - Income taxes

Income tax expense for the years ended December 31, 2023, 2022 and 2021 was $17.6 million, $13.4 million and $1.1 million, respectively. The income tax expense (benefit) for each of the years ended December 31, 2023, 2022 and 2021 were provided for federal and state income tax at statutory rates applied to the pre-tax income (loss) for each of the periods.

The following summarizes the provision for income taxes:

Years Ended December 31,	2023	2022	2021
(in thousands)

Current:
Federal	$10,319	$11,995	$453
State and local	2,940	2,835	350
	13,259	14,830	803
Deferred:
Federal	3,667	(323)	267
State and local	647	(1,126)	70
	4,314	(1,449)	337
Expense for income taxes	$17,573	$13,381	$1,140

Reconciliation of the Company’s actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2023	2022	2021
Income tax rates
- Statutory U.S. federal rate	21%	21%	21%
- State income taxes, net of federal benefit	4%	4%	0%
- Excess tax benefits related to stock compensation	(1)%	(1)%	(4)%
- 162m limitation	1%	1%	—
- PPP Benefit	0%	0%	(2)%
- Change in valuation allowance	0%	(13)%	(12)%
- Other true-up	0%	(1)%	—
Total	25%	11%	3%

For the year ended December 31, 2023, the Company had no federal NOLs carryforward. For the year ended December 31, 2023, the Company had state tax NOL carryforwards of approximately $1.8 million, expiring in various years.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31,	2023	2022
(in thousands)
Deferred tax assets (liabilities):
- Reserve for doubtful accounts	$497	$500
- Inventory reserve	687	1,045
-Non qualified stock options	529	383
- Deferred interest	—	2,637
- Accrued expenses	82	107
Total Deferred income tax assets	$1,795	$4,672

Deferred tax liabilities:

- Depreciation and amortization	(6,353)	(4,916)
Total deferred tax liabilities	(6,353)	(4,916)
Net deferred tax liabilities	$(4,558)	$(244)

We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on a quarterly basis. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

The Company’s 2019 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2023, the state statutes of limitations remain open for tax years subsequent to 2018. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Note 8 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the years ended December 31, 2023, 2022 and 2021.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At December 31, 2023 and December 31, 2022 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		2023			2022
	Amortization	Gross			Gross
December 31,	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	$870	$798	72	$870	$710	160
Customer relationships	3 – 12	31,560	17,151	14,409	31,560	14,491	17,069
Above market leases	13	567	277	290	567	232	335
Total identifiable intangible assets		$32,997	$18,226	$14,771	$32,997	$15,433	$17,564

The amortization of intangible assets for the years ended December 31, 2023, 2022 and 2021, were $2.8 million. Future estimated amortization expense is as follows: 2024 - $2.8 million, 2025 - $2.5 million, 2026- $2.5 million, 2027- $2.5 million, 2028-$2.5 million and thereafter - $1.9 million.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

December 31,	2023	2022
(in thousands)
Accrued expenses	$12,256	$11,696
Cylinder deposits	17,225	13,638
Lease obligations	1,893	1,669
Other current liabilities	163	905
Total	$31,537	$27,908

Note 10 - Short-term and long-term debt

Elements of short-term and long-term debt are as follows:

December 31,	2023	2022
(in thousands)
Short-term & long-term debt
Short-term debt:
- Revolving credit line and other debt	$—	$—
- Term loan facility - current	—	4,250
Subtotal	—	4,250
Long-term debt:
- Term loan facility- net of current portion of long-term debt	—	27,563
- FILO term loan	—	15,000
- Less: deferred financing costs on term loan	—	(3,578)
Subtotal	—	38,985

Total short-term & long-term debt	$—	$43,235

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers: (i) immediately borrowed $15 million in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) may borrow from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also contains a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has a $0.9 million letter of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”), which had a maturity date in March 2027. Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Term Loan Facility (as defined below) and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of December 31, 2023.

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

Note 11 - Commitments and contingencies

Rents and operating leases

The Company utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties:

		Lease
	Annual	Expiration
Location	Rent	Date
Baton Rouge, Louisiana	$30,000	5/2024
Champaign, Illinois	$609,000	12/2024
Champaign, Illinois (2nd location)	$349,000	9/2026
Charlotte, North Carolina	$38,000	5/2025
Escondido, California	$238,000	6/2027
Long Beach, California	$28,800	2/2024*
Ontario, California	$174,000	12/2024
Riverside, California	$27,000	Month to Month
Rantoul, Illinois	$36,000	Month to Month
Smyrna, Georgia	$492,000	7/2030
Stony Point, New York	$118,000	6/2026
Woodcliff Lake, New Jersey	$236,000	8/2027
*	Lease was renewed on March 1, 2024.

The Company rents properties and various equipment under operating leases. Operating lease expense for the years ended December 31, 2023, 2022 and 2021 totaled approximately $1.7 million, $2.6 million and $3.1 million. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Note 12 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2023, 2022 and 2021, the share-based compensation expense of $2.3 million, $0.9 million and $0.5 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2023 there were 4,341,463 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

Stock option awards, which allow the recipient to purchase shares of the Company’s common stock at a fixed price, are typically granted at an exercise price equal to the Company’s stock price at the date of grant. Typically, the Company’s stock option awards have vested from immediately to two years from the grant date and have had a contractual term ranging from three to ten years. Incentive Stock Options (“ISOs”) granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Nonqualified options granted under the Plans may not be granted at a price less than the fair market value of the common stock. Options granted under the Plans expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

Effective September 17, 2014, the Company adopted its 2014 Stock Incentive Plan (“2014 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. Incentive Stock Options (ISOs) may be granted under the 2014 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2014 Plan is sooner terminated, the ability to grant options or other awards under the 2014 Plan will expire on September 17, 2024.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No.110, Share-Based Payment, to compute expected lives of share based awards. The Company has opted to use the simplified method for stock options because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company records forfeitures and cancellations as they occur. The following are the weighted-average assumptions:

Year ended
December 31,	2023	2022	2021
Assumptions
Dividend yield	0%	0%	0%
Risk free interest rate	3.69%-4.89%	1.84%-4.27%	0.29%-0.85%
Expected volatility	71.73%-94%	91%-94%	90%-101%
Expected lives	1.5-2.0 years	1.5-2.75 years	2.5-5 years

The expected stock price volatility is based on the implied volatilities from traded options on our stock, historical volatility of our stock and other factors.

A summary of the activity for the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
Stock Options and Stock Appreciation Rights	Shares	Exercise Price
Outstanding at December 31, 2020	5,329,515	$1.06
-Cancelled	(133,257)	$2.02
-Exercised	(3,076,489)	$1.16
-Granted (1)	484,254	$1.82
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(11,781)	$3.75
-Exercised	(583,273)	$1.15
-Granted (2)	381,181	$4.33
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(48,268)	$5.67
-Exercised	(296,973)	$2.68
-Granted (3)	602,526	$10.02
Outstanding at December 31, 2023	2,647,435	$3.31

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
(3)Options to purchase 584,826 shares were granted in 2023, of which options to purchase 337,727 shares vested immediately in 2023 and the remainder vested 50% immediately and 50% one year after the date of the grants. In addition, 17,700 stock appreciation rights were granted in January 2023 with a six- month vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2023 and 2022 of:

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2023	Options	Life (Years)	Exercise Price
Options outstanding and vested	2,400,336	4.47	$2.60

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2022	Options	Life(Years)	Exercise Price
Options outstanding and vested	2,218,799	5.39	$1.33

The intrinsic values of options outstanding at December 31, 2023 and 2022 are $26.9 million and $20.6 million, respectively.

The intrinsic value of options unvested at December 31, 2023 and 2022 are $0.8 million and $1.1 million, respectively. As of December 31, 2023 there was $0.9 million unrecognized share based compensation expense related to non-vested options.

The intrinsic values of options vested and exercised during the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Intrinsic value of options vested	$2,886,080	$1,249,506	$1,481,858
Intrinsic value of options exercised	$2,565,056	$4,051,422	$7,088,578

Note 13 – Benefit Plan

The Company maintains a 401(k)-benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions may be matched in part by discretionary contributions by the Company.  The matching contributions for 2023, 2022 and 2021 were $561,852, $472,002, and $281,586, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman
Brian F. Coleman, Chairman and Chief Executive Officer

Date:	March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian F. Coleman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2024
Brian F. Coleman

/s/ Nat Krishnamurti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2024
Nat Krishnamurti

/s/ Vincent P. Abbatecola	Director	March 14, 2024
Vincent P. Abbatecola

/s/ Nicole Bulgarino	Director	March 14, 2024
Nicole Bulgarino

/s/ Kathleen L. Houghton	Director	March 14, 2024
Kathleen L. Houghton

/s/ Loan Mansy	Director	March 14, 2024
Loan Mansy

/s/ Richard Parrillo	Director	March 14, 2024
Richard Parrillo

/s/ Eric A. Prouty	Director	March 14, 2024
Eric A. Prouty