Form 10-Q
period 2024-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2024-05-08
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,510,925 shares
Class	Outstanding at May 8, 2024

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,551	$12,446
Trade accounts receivable – net	35,936	25,169
Inventories	147,759	154,450
Income tax receivable	1,687	5,438
Prepaid expenses and other current assets	7,551	7,492
Total current assets	203,484	204,995

Property, plant and equipment, less accumulated depreciation	19,467	19,375
Goodwill	47,803	47,803
Intangible assets, less accumulated amortization	14,072	14,771
Right of use asset	6,176	6,591
Other assets	3,161	3,137
Total Assets	$294,163	$296,672

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$13,741	$23,399
Accrued expenses and other current liabilities	31,428	31,537
Accrued payroll	2,189	3,615
Total current liabilities	47,358	58,551
Deferred tax liability	3,705	4,558
Long-term lease liabilities	4,489	4,790
Total Liabilities	55,552	67,899

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 45,510,925 and 45,502,380, respectively	455	455
Additional paid-in capital	118,367	118,091
Retained earnings	119,789	110,227
Total Stockholders’ Equity	238,611	228,773

Total Liabilities and Stockholders’ Equity	$294,163	$296,672

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three-months period
	ended March 31,
	2024	2023
Revenues	$65,250	$77,199
Cost of sales	43,829	46,869
Gross profit	21,421	30,330

Operating expenses:
Selling, general and administrative	7,947	6,977
Amortization	698	698
Total operating expenses	8,645	7,675

Operating income	12,776	22,655

Interest expense	(214)	(1,849)

Income before income taxes	12,562	20,806

Income tax expense	3,000	5,275

Net income	$9,562	$15,531

Net income per common share – Basic	$0.21	$0.34
Net income per common share – Diluted	$0.20	$0.33
Weighted average number of shares outstanding – Basic	45,509,423	45,298,514
Weighted average number of shares outstanding – Diluted	47,468,520	47,311,027

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2023	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	41,273	—	38	—	38

Excess tax benefits from exercise of stock options	—	—	(2)	—	(2)

Share - based compensation	—	—	1,057	—	1,057

Net income	—	—	—	15,531	15,531

Balance at March 31, 2023	45,328,892	$453	$117,535	$73,511	$191,499

Balance at January 1, 2024	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	8,545	—	—	—	—

Excess tax benefits from exercise of stock options	—	—	(3)	—	(3)

Share - based compensation	—	—	279	—	279

Net income	—	—	—	9,562	9,562

Balance at March 31, 2024	45,510,925	$455	$118,367	$119,789	$238,611

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three-months period
	ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$9,562	$15,531
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	744	751
Amortization of intangible assets	698	698
Lower of cost or net realizable value inventory adjustment	397	322
Allowance for credit losses	163	509
Share based compensation	279	1,057
Amortization of deferred finance costs	57	268
Deferred tax expense	(853)	1,357
Changes in assets and liabilities:
Trade accounts receivable	(10,930)	(18,401)
Inventories	6,294	8,047
Prepaid and other assets	(140)	(1,493)
Lease obligations	(1)	1
Income taxes receivable	3,751	3,777
Accounts payable and accrued expenses	(10,954)	(1,758)
Cash (used in) provided by operating activities	(933)	10,666

Cash flows from investing activities:
Additions to property, plant, and equipment	(960)	(412)
Cash used in investing activities	(960)	(412)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	38
Excess tax benefits from exercise of stock options	(3)	(2)
Repayment of long-term debt	—	(3,263)
Cash used in financing activities	(2)	(3,227)

Increase (decrease) in cash and cash equivalents	(1,895)	7,027
Cash and cash equivalents at beginning of period	12,446	5,295
Cash and cash equivalents at end of period	$10,551	$12,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$1,369

Cash paid for income taxes – net	$102	$142

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2023. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024 through 2028. Hudson received allocation allowances for calendar years 2022 and 2023 equal to approximately 1% of the total HFC consumption allowances, with allowances for future periods to be determined at a later date. Reclamation will be critical to maintaining necessary HFC supply levels to ensure an orderly phasedown. Reclamation is not subject to the allowance system or restricted from use.

On October 6, 2023, the EPA announced the latest actions to phase down HFCs under the AIM Act:

1)

Finalization of the Technology Transition Rule – The first action is a final rule to accelerate the ongoing transition to more efficient and climate-safe technologies in new refrigeration, heating and cooling systems and other products by restricting the use of HFCs where alternatives are already available.   The rule, which applies to both imported and domestically manufactured products, bans HFCs in certain equipment and sets a limit on the global warming potentials (GWPs) of the HFCs that can be used in each subsector, with compliance dates ranging from 2025 to 2028.

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

2)

Proposed Refrigerant Management Rule – The second action is a proposed rule (which was subject to a public comment period that closed in December 2023) to better manage and reuse existing HFCs, including by reducing wasteful leaks from equipment and supporting HFC recycling and reclamation. The proposed rule, which is expected to be finalized during the third quarter of 2024, includes requirements for repairing leaky equipment, use of automatic leak detection systems on large refrigeration systems, use of reclaimed HFCs for certain applications, recovery of HFCs from cylinders before their disposal, and a container tracking system.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at March 31, 2024 and December 31, 2023, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

The carrying value of the Company’s accounts receivable is reduced by the established allowance for credit losses. The allowance for credit losses includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for the remaining accounts receivable balances. The Company adjusts its reserves based on factors that affect the collectability of the accounts receivable balances.

For the three month period ended March 31, 2024 there was one customer accounting for greater than 10% of the Company’s revenues and at March 31, 2024 there were $11.9 million of accounts receivable from this customer. For the three month period ended March 31, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at March 31, 2023 there were $9.4 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at March 31, 2024. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2023, the Company completed its annual impairment test as of October 1 and determined in its qualitative assessment it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting the Company’s industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2023 or the quarter ended March 31, 2024.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments and commencement date to determine the present value of lease payments. When readily determinable, the Company uses the implicit rate. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses associated with operating leases and finance leases are included in selling, general and administrative expense within the consolidated statement of income.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $17.8 million and $17.2 million at March 31, 2024 and December 31, 2023, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligation related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For the period ended March 31, 2024 and 2023 management services revenue were $0.6 million respectively.

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

The Company's revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

Period Ended March 31,	2024	2023
(in thousands)
Product and related sales	$63,811	$75,983
RefrigerantSide ® Services	1,439	1,216
Total	$65,250	$77,199

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

As of March 31, 2024, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of March 31, 2024, the Company had state tax NOLs of approximately $1.2 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2024 and December 31, 2023, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Month Period
	Ended March 31,
	2024	2023
Net income	$9,562	$15,531

Weighted average number of shares – basic	45,509,423	45,298,514
Shares underlying options	1,959,097	2,012,513
Weighted average number of shares outstanding – diluted	47,468,520	47,311,027

During the three month periods ended March 31, 2024 and 2023, certain options aggregating 52,519 and 502,568 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Several of the Company’s accounting policies involve significant judgments, uncertainties, and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management’s judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for credit losses, inventory reserves, goodwill and commitments and contingencies. With respect to trade accounts receivable, the Company estimates the necessary allowance for credit losses based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary.

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrofluorocarbon (“HFC”) and hydrofluroolefin (“HFO”) refrigerants and reclaimable, primarily hydrochlorofluorocarbons (“HCFC”), HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2024.

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

Capitalized Software Development Costs

Capitalized internal - use software costs consist of costs to purchase and develop software. For software to be used solely to meet internal needs and for cloud - based applications used to deliver services, the Company capitalizes costs incurred during the application development stage and includes such costs within property and equipment, net within the consolidated balance sheets.

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

In December 2023, the FASB issued ASU 2023 - 09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item's fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023 - 09 will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023 - 07, "Segment Reporting (Topic 280): Improvements to Reportable Segments," which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision - useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect that the requirements of ASU 2023 - 07 will have a material impact on its consolidated financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)
(in thousands)
Refrigerants and cylinders	$153,360	$159,654
Less: net realizable value adjustments	(5,601)	(5,204)
Total	$147,759	$154,450

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31,	December 31,	Estimated
	2024	2023	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,467	3,467	25-39 years
- Cylinders	13,220	13,220	15-30 years
- Equipment	29,759	29,397	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,790	1,790	3-5 years
- Lab and computer equipment, software	3,233	3,233	2-8 years
- Furniture & fixtures	1,124	933	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	3,127	2,844
Subtotal	59,920	59,084
Less: Accumulated depreciation	(40,453)	(39,709)
Total	$19,467	$19,375

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.8 million, respectively.

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

Operating lease expense of $0.5 million and $0.7 million, for the three months ended March 31, 2024 and 2023, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2024.

March 31,
Maturity of Lease Payments	2024
(in thousands)	(unaudited)
2024 (remaining)	$1,933
-2025	1,668
-2026	1,500
-2027	1,043
-2028	656
-Thereafter	823
Total undiscounted operating lease payments	7,623
Less imputed interest	(1,365)
Present value of operating lease liabilities	$6,258

Balance Sheet Classification

March 31,
2024
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,769
Long-term lease liabilities	4,489
Total operating lease liabilities	$6,258

Other Information

	March 31,
	2024
Weighted-average remaining term for operating leases	2.76	years
Weighted-average discount rate for operating leases	8.29%

Supplemental cash flow and non-cash information related to leases

March 31,
2024
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$444
Right-of-use assets obtained in exchange for new operating lease liabilities	$28

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the three-month period ended March 31, 2024, and year ended December 31, 2023.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At March 31, 2024 and December 31, 2023 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		March 31, 2024			December 31, 2023
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	6 – 10	870	819	51	870	$798	72
Customer relationships	3 – 12	31,560	17,818	13,742	31,560	17,151	14,409
Above market leases	13	567	288	279	567	277	290
Total identifiable intangible assets		$32,997	$18,925	$14,072	$32,997	$18,226	$14,771

Amortization expense for the three months ended March 31, 2024 and 2023 was $0.7 million for both periods. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three month periods ended March 31, 2024 and 2023, share-based compensation expense of $0.3 million and $1.0 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2024 there were an aggregate of 4,315,653 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 42,791 and 484,701 shares of common stock granted during the three – month periods ended March 31, 2024 and 2023, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(48,268)	$5.67
-Exercised	(296,973)	$2.68
-Granted (1)	602,526	$10.02
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(450)	$10.28
-Exercised	(25,876)	$9.08
-Granted (2)	42,791	$14.89
Outstanding at March 31, 2024	2,663,900	$3.44
(1)	Options to purchase 584,826 shares were granted in 2023, of which options to purchase 337,727 shares vested immediately in 2023 and the remainder vested 50% immediately and 50% one year after the date of the grants. In addition, 17,700 stock appreciation rights were granted in January 2023 with a six- month vesting period.
(2)	Options to purchase 42,791 shares were granted in 2024, of which 50% were vested immediately and the remainder vested 50% one year after the date of the grants.

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2024 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,628,905	4.02	years	$3.31

The intrinsic value of options outstanding at March 31, 2024 and December 31, 2023 was $20.1 million and $26.9 million, respectively.

The intrinsic value of options unvested at March 31, 2024 and December 31, 2023 was $0.0 million and $0.8 million, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 were $0.1 million and $0.1 million, respectively.

Note 8 - Short-term and Long-term debt

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”), which had a maturity date in March 2027. Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under a prior term loan facility and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

During the third quarter of 2023, the Company repaid in full the remaining principal balance outstanding under the Term Loan Facility and the FILO Tranche.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of March 31, 2024.

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

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	March 31,	December 31,
	2024	2023

	(unaudited)
(in thousands)
Accrued expenses	$11,703	$12,256
Cylinder deposits	17,807	17,225
Lease obligations	1,778	1,893
Other current liabilities	140	163
Total	$31,428	$31,537

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facility, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2023, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2023, we completed our annual impairment test as of October 1 and determined in our qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2023 or the three months ended March 31, 2024.

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

Results of Operations

Three-month period ended March 31, 2024 as compared to the three-month period ended March 31, 2023

Revenues for the three-month period ended March 31, 2024 were $65.3 million, a decrease of $11.9 million or 15% from the $77.2 million reported during the comparable 2023 period. The decrease was primarily attributable to lower selling prices of certain refrigerants sold.

Cost of sales for the three-month period ended March 31, 2024 was $43.8 million or 67% of sales. The cost of sales for the three-month period ended March 31, 2023 was $46.9 million or 61% of sales. The increase in the cost of sales percentage from 61% to 67% is primarily due to higher cost of sales during the first quarter of 2024, driven by the sale of inventory held at higher price.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2024 were $7.9 million, an increase of $0.9 million from the $7.0 million reported during the comparable 2023 period due to an increase in personnel costs and professional fees.

Amortization expense for both of the three-month periods ended March 31, 2024 and 2023 was $0.7 million.

Interest expense for the three-month period ended March 31, 2024 was $0.2 million, compared to the $1.8 million reported during the comparable 2023 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its Term Loan Facility.

The Company’s income tax expense for the three-month period ended March 31, 2024 and March 31, 2023 was $3.0 million and $5.3 million, respectively. The Company’s effective tax rate for the three-month period ended March 31, 2024 and March 31, 2023 was 23.9% and 25.3%, respectively. For the three-month period ended March 31, 2024 and March 31, 2023, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended March 31, 2024 was $9.6 million, a decrease of $5.9 million from the $15.5 million of net income reported during the comparable 2023 period, primarily due to lower revenues, as described above.

Liquidity and Capital Resources

At March 31, 2024, the Company had working capital, which represents current assets less current liabilities, of $156.1 million, an increase of $9.7 million from the working capital of $146.4 million at December 31, 2023. The increase in working capital is primarily attributable to continued profitability and the timing of borrowings, accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At March 31, 2024, the Company had inventories of $147.8 million, a decrease of $6.7 million from $154.5 million at December 31, 2023. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At March 31, 2024, the Company had trade receivables, net of allowance for credit losses, of $35.9 million, an increase of $10.7 million from $25.2 million at December 31, 2023, mainly due to timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash used in operating activities for the three-month period ended March 31, 2024 was $0.9 million, when compared to net cash provided by operating activities of $10.7 million for the comparable 2023 period. As discussed above, selling prices of certain refrigerants declined in 2024.  The reduction is largely due to the payments of accounts payable and accrued expenses. Another contributory factor was the timing of accounts receivable and inventory balances.

Net cash used in investing activities for the three-month period ended March 31, 2024 was $1.0 million compared with net cash used in investing activities of $0.4 million for the comparable 2023 period, mainly due to timing of capital expenditures related to capitalization of its ERP system.

Net cash used in financing activities for the three-month period ended March 31, 2024 was $0.0 million compared with net cash used in financing activities of $3.2 million for the comparable 2023 period. The Company refinanced its term loan debt during the first quarter of 2022, as described below, and paid off its remaining $32.5 million term loan debt during the third quarter of 2023.

At March 31, 2024, cash and cash equivalents were $10.6 million, or approximately $1.8 million lower than the $12.4 million of cash and cash equivalents at December 31, 2023.

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

Under the terms of the Term Loan Facility, the Borrowers immediately borrowed $85 million pursuant to a term loan (the “Term Loan”), which had a maturity date in March 2027. Amounts borrowed under the Term Loan Facility were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under a prior term loan facility and for other corporate purposes. The Company paid approximately $4.3 million of term loan deferred financing costs.

During the third quarter of 2023, the Company repaid in full the remaining principal balance outstanding under the Term Loan Facility and the FILO Tranche.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of March 31, 2024.

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

For the three month period ended March 31, 2024 there was one customer accounting for greater than 10% of the Company’s revenues and at March 31, 2024 there were $11.9 million of accounts receivable from this customer. For the three month period ended March 31, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at March 31, 2023 there were $9.4 million of accounts receivable from this customer.

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

Recent Accounting Pronouncements

See recent accounting pronouncements set forth in Note 1 of the financial statements contained in this report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $75 million secured facility with a $0.0 million outstanding balance as of March 31, 2024. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2023. There have been no material changes to such matters during the quarter ended March 31, 2024.

Item 5 – Other Information

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2024.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	May 8, 2024
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Nat Krishnamurti	May 8, 2024
	Nat Krishnamurti	Date
Chief Financial Officer