Form 10-Q
period 2024-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2024-08-09
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,521,739 shares
Class	Outstanding at July 25, 2024

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,524	$12,446
Trade accounts receivable – net	30,348	25,169
Inventories	123,729	154,450
Income tax receivable	2,551	5,438
Prepaid expenses and other current assets	7,461	7,492
Total current assets	194,613	204,995

Property, plant and equipment, less accumulated depreciation	19,117	19,375
Goodwill	62,420	47,803
Intangible assets, less accumulated amortization	15,893	14,771
Right of use asset	5,702	6,591
Other assets	3,172	3,137
Total Assets	$300,917	$296,672

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$9,940	$23,399
Accrued expenses and other current liabilities	29,920	31,537
Accrued payroll	2,448	3,615
Total current liabilities	42,308	58,551
Deferred tax liability	4,178	4,558
Long-term lease liabilities	4,163	4,790
Other long-term liabilities	1,600	—
Total Liabilities	52,249	67,899

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 45,516,146 and 45,502,380, respectively	455	455
Additional paid-in capital	118,839	118,091
Retained earnings	129,374	110,227
Total Stockholders’ Equity	248,668	228,773

Total Liabilities and Stockholders’ Equity	$300,917	$296,672

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023
Revenues	$75,282	$90,474	$140,532	$167,673
Cost of sales	52,711	53,847	96,540	100,716
Gross profit	22,571	36,627	43,992	66,957

Operating expenses:
Selling, general and administrative	9,013	8,273	16,960	15,250
Amortization	760	699	1,458	1,397
Total operating expenses	9,773	8,972	18,418	16,647

Operating income	12,798	27,655	25,574	50,310

Interest expense	152	1,899	366	3,748

Income before income taxes	12,646	25,756	25,208	46,562

Income tax expense	3,061	6,567	6,061	11,842

Net income	$9,585	$19,189	$19,147	$34,720

Net income per common share – Basic	$0.21	$0.42	$0.42	$0.77
Net income per common share – Diluted	$0.20	$0.41	$0.40	$0.73
Weighted average number of shares outstanding – Basic	45,513,445	45,339,570	45,511,434	45,319,155
Weighted average number of shares outstanding – Diluted	47,275,901	47,297,419	47,377,534	47,305,196

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at April 1, 2023	45,328,892	$453	$117,535	$73,511	$191,499

Issuance of common stock upon exercise of stock options	46,706	1	—	—	1

Excess tax benefits from exercise of stock options	—	—	(1)	—	(1)

Share – based compensation	—	—	762	—	762

Net income	—	—	—	19,189	19,189

Balance at June 30, 2023	45,375,598	$454	$118,296	$92,700	$211,450

Balance at April 1, 2024	45,510,925	$455	$118,367	$119,789	$238,611

Issuance of common stock upon exercise of stock options	5,221	—	—	—	—

Share – based compensation	—	—	472	—	472

Net income	—	—	—	9,585	9,585

Balance at June 30, 2024	45,516,146	$455	$118,839	$129,374	$248,668

Six Months Ended June 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2023	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	87,979	1	38	—	39

Excess tax benefits from exercise of stock options	—	—	(3)	—	(3)

Share - based compensation	—	—	1,819	—	1,819

Net income	—	—	—	34,720	34,720

Balance at June 30, 2023	45,375,598	$454	$118,296	$92,700	$211,450

Balance at January 1, 2024	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	13,766	—	—	—	—

Excess tax benefits from exercise of stock options	—	—	(3)	—	(3)

Share - based compensation	—	—	751	—	751

Net income	—	—	—	19,147	19,147

Balance at June 30, 2024	45,516,146	$455	$118,839	$129,374	$248,668

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six month-period
	ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,147	$34,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,564	1,495
Amortization of intangible assets	1,458	1,397
Impairment of long lived assets	441	—
Lower of cost or net realizable value inventory adjustment	1,983	(1,104)
Allowance for credit losses	44	851
Share based compensation	751	1,819
Amortization of deferred finance costs	114	538
Deferred tax expense	(380)	2,917
Changes in assets and liabilities:
Trade accounts receivable	(2,565)	(29,037)
Inventories	33,811	12,037
Prepaid and other assets	(2,776)	(5,200)
Lease obligations	(2)	2
Income taxes receivable	2,887	(1,741)
Accounts payable and accrued expenses	(15,642)	2,552
Cash provided by operating activities	40,835	21,246

Cash flows from investing activities:
Payments for acquisition	(20,670)	—
Additions to property, plant, and equipment	(2,085)	(837)
Cash used in investing activities	(22,755)	(837)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	39
Excess tax benefits from exercise of stock options	(3)	(3)
Repayment of long-term debt	—	(14,325)
Cash used in financing activities	(2)	(14,289)

Increase in cash and cash equivalents	18,078	6,120
Cash and cash equivalents at beginning of period	12,446	5,295
Cash and cash equivalents at end of period	$30,524	$11,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$311	$2,952

Cash paid for income taxes – net	$3,554	$10,665

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2023. Operating results for the six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Recent Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”).  The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, subject to customary escrow holdbacks and inventory adjustments, and also provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date.

USA Refrigerants is a leading refrigerant distributor and distributes, reclaims and packages refrigerant gases for a variety of end uses. Potential benefits of the USA Refrigerants Acquisition include (i) providing a broader customer network which will provide the Company with increased access to refrigerant for reclamation and strengthen the Company’s refrigerant distribution capabilities; (ii) adding incremental access to recovered pounds of refrigerants for sale for future periods to support the growth in reclamation; and (iii) enhancing the Company’s geographic footprint in the United States.

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

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024 through 2028. Hudson received allocation allowances for calendar years 2022 and 2023 equal to approximately 1% of the total HFC consumption allowances, with allowances for future periods to be determined at a later date. In addition, the EPA has finalized its technology transition rule, requiring the manufacturing and installation of lower GWP systems commencing in 2025 and beyond.

Reclamation will be critical to maintaining necessary HFC supply levels for the installed base of operating systems to ensure an orderly phasedown so that systems owners are able to recognize the full economic value of their systems through end of life. Reclamation is not subject to the allowance system or restricted from use.

On October 6, 2023, the EPA announced the latest actions to phase down HFCs under the AIM Act:

1)

Proposed Refrigerant Management Rule – The proposed rule (which was subject to a public comment period that closed in December 2023) to better manage and reuse existing HFCs, including by reducing wasteful leaks from equipment and supporting HFC recycling and reclamation. The proposed rule, which is expected to be finalized during the third quarter of 2024, includes requirements for repairing leaky equipment, use of automatic leak detection systems on large refrigeration systems, mandating the use of reclaimed HFCs for certain applications, recovery of HFCs from cylinders before their disposal, and a container tracking system.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at June 30, 2024 and December 31, 2023, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the six month period ended June 30, 2024 there was one customer accounting for greater than 10% of the Company’s revenues and at June 30, 2024 there were $3.6 million of accounts receivable from this customer. For the six month period ended June 30,

2023 there was one customer accounting for greater than 10% of the Company’s revenues and at June 30, 2023 there were $14.6 million of accounts receivable from this customer.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at June 30, 2024. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2023 or the six months ended June 30, 2024.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $13.3 million and $17.2 million at June 30, 2024 and December 31, 2023, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligation related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For the periods ended June 30, 2024 and 2023 management services revenue were $1.2 million respectively.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

Six-month Period Ended June 30,	2024	2023
(in thousands)
Product and related sales	$136,798	$163,895
RefrigerantSide ® Services	3,734	3,778
Total	$140,532	$167,673

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

As of June 30, 2024, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of June 30, 2024, the Company had state tax NOLs of approximately $0.5 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2024 and December 31, 2023, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2024	2023	2024	2023
Net income	$9,585	$19,189	$19,147	$34,720

Weighted average number of shares – basic	45,513,445	45,339,570	45,511,434	45,319,155
Shares underlying options	1,762,456	1,957,849	1,866,100	1,986,041
Weighted average number of shares – diluted	47,275,901	47,297,419	47,377,534	47,305,196

During the three month periods ended June 30, 2024 and 2023, certain options aggregating 505,585 and 602,321 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six month periods ended June 30, 2024 and 2023, certain options aggregating 59,963 and 499,857 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrofluorocarbon (“HFC”) and hydrofluroolefin (“HFO”) refrigerants and reclaimable, primarily hydrochlorofluorocarbons (“HCFC”), HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. As a result of the recently noted global supply chain issues, the Company determined it could be exposed to incremental costs related to these refrigerant purchases. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2024.

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

In December 2023, the FASB issued ASU 2023 - 09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023 - 09 will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023 - 07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision - useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect that the requirements of ASU 2023 - 07 will have a material impact on its consolidated financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)
(in thousands)
Refrigerants and cylinders	$130,916	$159,654
Less: net realizable value adjustments	(7,187)	(5,204)
Total	$123,729	$154,450

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30,	December 31,	Estimated
	2024	2023	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,559	3,467	25-39 years
- Cylinders	13,039	13,220	15-30 years
- Equipment	30,480	29,397	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	1,941	1,790	3-5 years
- Lab and computer equipment, software	3,233	3,233	2-8 years
- Furniture & fixtures	1,124	933	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	2,633	2,844
Subtotal	60,209	59,084
Less: Accumulated depreciation	(41,092)	(39,709)
Total	$19,117	$19,375

Depreciation expense for the six months ended June 30, 2024 and 2023 was $1.6 million and $1.5 million, respectively.

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

Operating lease expense of $0.9 million and $1.3 million, for the six months ended June 30, 2024 and 2023, respectively, is included in Selling, general and administrative expenses on the consolidated statements of operations.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2024.

June 30,
Maturity of Lease Payments	2024
(in thousands)	(unaudited)
2024 (remaining)	$1,202
-2025	1,668
-2026	1,500
-2027	1,043
-2028	656
-Thereafter	823
Total undiscounted operating lease payments	6,892
Less imputed interest	(1,108)
Present value of operating lease liabilities	$5,784

Balance Sheet Classification

June 30,
2024
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,621
Long-term lease liabilities	4,163
Total operating lease liabilities	$5,784

Other Information

	June 30,
	2024
Weighted-average remaining term for operating leases	2.61	years
Weighted-average discount rate for operating leases	8.32%

Supplemental cash flow and non-cash information related to leases

June 30,
2024
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$920
Right-of-use assets obtained in exchange for new operating lease liabilities	$28

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the six-month period ended June 30, 2024, and year ended December 31, 2023.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At June 30, 2024 the Company had $62.4 million of goodwill, of which $14.6 million is attributable to the acquisition of USA Refrigerants on June 6, 2024.

The Company’s other intangible assets consist of the following:

		June 30, 2024			December 31, 2023
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	920	841	79	870	$798	72
Customer relationships	2 – 12	32,670	18,523	14,147	31,560	17,151	14,409
Above market leases	13	567	299	268	567	277	290
Trade name	5	1,420	21	1,399	—	—	—
Total identifiable intangible assets		$35,577	$19,684	$15,893	$32,997	$18,226	$14,771

Amortization expense for the six months ended June 30, 2024 and 2023 was $1.5 million and $1.4 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six month periods ended June 30, 2024 and 2023, share-based compensation expense of $0.7 million and $1.8 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2024 there were an aggregate of 7,216,124 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

Effective June 12, 2024, the Company adopted its 2024 Stock Incentive Plan (“2024 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock-based awards. ISOs may be granted under the 2024 Plan to employees and officers of the Company. Non-qualified options, stock, deferred stock or other stock-based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2024 Plan is sooner terminated, the ability to grant options or other awards under the 2024 Plan will expire on June 12, 2034.

All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 133,371 and 585,054 shares of common stock granted during the six – month periods ended June 30, 2024 and 2023, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(48,268)	$5.67
-Exercised	(296,973)	$2.68
-Granted (1)	602,526	$10.02
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(750)	$10.28
-Exercised	(34,402)	$7.68
-Granted (2)	133,371	$10.85
Outstanding at June 30, 2024	2,745,654	$3.63
(1)	Options to purchase 584,826 shares were granted in 2023, of which options to purchase 337,727 shares vested immediately in 2023 and the remainder vested 50% immediately and 50% one year after the date of the grants. In addition, 17,700 stock appreciation rights were granted in January 2023 with a six- month vesting period.
(2)	Options to purchase 133,371 shares were granted in 2024, of which options to purchase 111,975 shares vested immediately in 2024 and the remainder vested 50% one year after the date of the grants.

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2024 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	2,710,819	3.76	years	$3.50

The intrinsic value of options outstanding at June 30, 2024 and December 31, 2023 was $15.2 million and $26.9 million, respectively.

The intrinsic value of options unvested at June 30, 2024 and December 31, 2023 was $0.0 million and $0.8 million, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 were $0.2 million and $0.4 million, respectively.

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

On June 6, 2024, the Borrowers and the Company entered into a First Amendment to Amended and Restated Credit Agreement and Limited Consent (the “First Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. Pursuant to the First Amendment, Wells Fargo and the other lenders consented to the consummation of the USA Refrigerants Acquisition and made certain other technical amendments to the existing Amended Wells Fargo Facility, including the calculation of the borrowing base thereunder. The First Amendment also provides for permitted stock repurchases by the Company in an amount not to exceed $5 million per calendar year, and $15 million in aggregate over the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of June 30, 2024.

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

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	June 30,	December 31,
	2024	2023
	(unaudited)
(in thousands)
Accrued expenses	$9,558	$12,256
Cylinder deposits	18,634	17,225
Lease obligations	1,628	1,893
Other current liabilities	100	163
Total	$29,920	$31,537

Note 10 – Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”).  The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, subject to customary escrow holdbacks and inventory adjustments, and also provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.6 million as of June 6, 2024 and June 30, 2024. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the USA Refrigerants Acquisition:

	Amortization life	Fair Value
	(in months)	(in thousands)
Inventories		$5,073
Covenant not to compete	60	50
Customer relationships	24	1,110
Tradename	60	1,420
Earn-out liability		(1,600)
Goodwill		14,617
Total purchase price		$20,670

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital. The customer relationships were valued using the multi-period excess-earnings method, a form of the income approach.

The acquisition resulted in the recognition of $14.6 million of goodwill, which will be deductible for tax purposes. Goodwill largely consists of expected growth in revenue from new customer acquisitions over time.

The Company reflected revenue and net income in its condensed consolidated statement of operations related to the USA Refrigerants Acquisition as follows:

Twenty three days ended June 30,	2024
(in thousands)
Revenues	$770
Net income	$137

The following table provides unaudited pro forma total revenues and results of operations for the 6 months ended June 30, 2024 and 2023 as if USA Refrigerants had been acquired on January 1, 2023. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition been completed at the beginning of 2023, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2024	2023	2024	2023
Revenues	$79,749	$93,891	$149,465	$174,507
Net income	$10,757	$20,481	$21,491	$37,303

In relation to the USA Refrigerants Acquisition, the Company incurred $0.3 million of acquisition costs which are included in selling, general and administrative expenses within the consolidated statement of income.

Note 11 – Subsequent events

On August 6, 2024 the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. Purchases will be funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice.

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

There were no goodwill impairment losses recognized in 2023 or the six months ended June 30, 2024.

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

The Company also sells industrial gases to a variety of industry customers, including to users in, or involved with, the US Military. In July 2016, the Company was awarded, as prime contractor, a five-year fixed price contract, including a five-year renewal option which has been exercised, awarded to it by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Primary users include the US Army, Navy, Air Force, Marine Corps and Coast Guard. Our contract with DLA expires in July 2026.

Recent Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”).  The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, subject to customary escrow holdbacks and inventory adjustments, and also provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date.

USA Refrigerants is a leading refrigerant distributor and distributes, reclaims and packages refrigerant gases for a variety of end uses. Potential benefits of the USA Refrigerants Acquisition include (i) providing a broader customer network which will provide the Company with increased access to refrigerant for reclamation and strengthen the Company’s refrigerant distribution capabilities; (ii) adding incremental access to recovered pounds of refrigerants for sale for future periods to support the growth in reclamation; and (iii) enhancing the Company’s geographic footprint in the United States.

Results of Operations

Three-month period ended June 30, 2024 as compared to the three-month period ended June 30, 2023

Revenues for the three-month period ended June 30, 2024 were $75.3 million, a decrease of $15.2 million or 17% from the $90.5 million reported during the comparable 2023 period. The decrease was primarily attributable to lower selling prices of certain refrigerants sold.

Cost of sales for the three-month period ended June 30, 2024 was $52.7 million or 70% of sales. The cost of sales for the three-month period ended June 30, 2023 was $53.8 million or 59% of sales. The increase in the cost of sales percentage from 59% to 70% is primarily due to higher cost of sales during the second quarter of 2024, driven by the sale of inventory held at higher price and corresponding reduction in sales price of refrigerants.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2024 were $9.0 million, an increase of $0.7 million from the $8.3 million reported during the comparable 2023 period due to an increase in personnel costs, professional fees, IT Expenses and acquisition costs, with approximately $0.7 million considered non-recurring charges.

Amortization expense for the three-month periods ended June 30, 2024 and 2023 was $0.8 million and $0.7 million, respectively.

Interest expense for the three-month period ended June 30, 2024 was $0.2 million, compared to the $1.9 million reported during the comparable 2023 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its term loan facility.

The income tax expense for the three-month period ended June 30, 2024 was $3.1 million compared to income tax expense of $6.6 million for the three month period ended June 30, 2023. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended June 30, 2024 was $9.6 million, a decrease of $9.6 million from the $19.2 million of net income reported during the comparable 2023 period, primarily due to lower sale prices of certain refrigerant sold and higher SG&A costs, as described above.

Six month period ended June 30, 2024 as compared to the six month period ended June 30, 2023

Revenues for the six month period ended June 30, 2024 were $140.5 million, a decrease of $27.2 million or 16% from the $167.7 million reported during the comparable 2024 period. The decrease was attributable to both lower selling prices and volume of certain refrigerants sold.

Cost of sales for the six-month period ended June 30, 2024 was $96.5 million or 69% of sales. The cost of sales for the six-month period ended June 30, 2023 was $100.7 million or 60% of sales. The increase in the cost of sales percentage from 60% to 69% is primarily due to higher cost of sales during the first half of 2024, driven by the sale of inventory held at higher price and corresponding reduction in sales price of refrigerants.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2024 were $17.0 million, an increase of $1.7 million from the $15.3 million reported during the comparable 2023 period. The increase in SG&A was primarily due to increased headcount, professional fees, IT Expenses and acquisition costs with approximately $0.7 million considered non-recurring charges.

Amortization expense for the six-month periods ended June 30, 2024 and 2023 was $1.5 million and $1.4 million, respectively.

Interest expense for the six-month period ended June 30, 2024 was $0.4 million, compared to the $3.7 million reported during the comparable 2023 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its term loan facility.

The income tax expense for the six-month period ended June 30, 2024 was $6.1 million compared to income tax expense of $11.8 million for the six-month period ended June 30, 2023. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the six-month period ended June 30, 2024 was $19.1 million, a decrease of $15.6 million from the $34.7 million of net income reported during the comparable 2023 period, primarily due to lower sale price of certain refrigerant sold and higher SG&A costs, as described above.

Liquidity and Capital Resources

At June 30, 2024, the Company had working capital, which represents current assets less current liabilities, of $152.3 million, an increase of $5.9 million from the working capital of $146.4 million at December 31, 2023. The increase in working capital is primarily attributable to continued profitability and the timing of borrowings, accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At June 30, 2024, the Company had inventories of $123.7 million, a decrease of $30.8 million from $154.5 million at December 31, 2023. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At June 30, 2024, the Company had trade receivables, net of allowance for credit losses, of $30.3 million, an increase of $5.1 million from $25.2 million at December 31, 2023, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the six-month period ended June 30, 2024 was $40.8 million, when compared to net cash provided by operating activities of $21.2 million for the comparable 2023 period. As discussed above, selling prices of certain refrigerants declined in 2024.  The increase is largely due to the recent acquisition of USA Refrigerants. Another contributory factor was the timing of accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities for the six-month period ended June 30, 2024 was $22.8 million compared with net cash used in investing activities of $0.8 million for the comparable 2023 period, mainly due to the recent acquisition of USA Refrigerants as previously discussed and timing of capital expenditures related to capitalization of its ERP system.

Net cash used in financing activities for the six-month period ended June 30, 2024 was $0.0 million compared with net cash used in financing activities of $14.3 million for the comparable 2023 period.

At June 30, 2024, cash and cash equivalents were $30.5 million, or approximately $18.1 million higher than the $12.4 million of cash and cash equivalents at December 31, 2023.

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

On June 6, 2024, the Borrowers and the Company entered into a First Amendment to Amended and Restated Credit Agreement and Limited Consent (the “First Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. Pursuant to the First Amendment, Wells Fargo and the other lenders consented to the consummation of the USA Refrigerants Acquisition and made certain other technical amendments to the existing Amended Wells Fargo Facility, including the calculation of the borrowing base thereunder. The First Amendment also provides for permitted stock repurchases by the Company in an amount not to exceed $5 million per calendar year, and $15 million in aggregate over the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of June 30, 2024.

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

Inflation

Inflation, historically or the recent increase, has had an impact on salaries and wages but less so on other aspects of the Company’s operations.

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

For the six month period ended June 30, 2024 there was one customer accounting for greater than 10% of the Company’s revenues and at June 30, 2024 there were $3.7 million of accounts receivable from this customer. For the six month period ended June 30, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at June 30, 2023 there were $14.6 million of accounts receivable from this customer.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $75 million secured facility with a $0.0 million outstanding balance as of June 30, 2024. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2023. There have been no material changes to such matters during the quarter ended June 30, 2024.

Item 5 – Other Information

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2024.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	August 9, 2024
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Brian J. Bertaux	August 9, 2024
	Brian J. Bertaux	Date
Chief Financial Officer