Form 10-Q
period 2024-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2024-11-08
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	45,198,507 shares
Class	Outstanding at October 10, 2024

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,487	$12,446
Trade accounts receivable – net	28,547	25,169
Inventories	103,523	154,450
Income tax receivable	3,645	5,438
Prepaid expenses and other current assets	11,308	7,492
Total current assets	203,510	204,995

Property, plant and equipment, less accumulated depreciation	20,075	19,375
Goodwill	62,420	47,803
Intangible assets, less accumulated amortization	14,982	14,771
Right of use asset	5,217	6,591
Other assets	3,224	3,137
Total Assets	$309,428	$296,672

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$11,060	$23,399
Accrued expenses and other current liabilities	31,595	31,537
Accrued payroll	3,908	3,615
Total current liabilities	46,563	58,551
Deferred tax liability	3,538	4,558
Long-term lease liabilities	3,832	4,790
Other long-term liabilities	1,600	—
Total Liabilities	55,533	67,899

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 45,198,507 and 45,502,380, respectively	452	455
Additional paid-in capital	116,263	118,091
Retained earnings	137,180	110,227
Total Stockholders’ Equity	253,895	228,773

Total Liabilities and Stockholders’ Equity	$309,428	$296,672

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023
Revenues	$61,943	$76,496	$202,475	$244,169
Cost of sales	46,001	45,916	142,541	146,632
Gross profit	15,942	30,580	59,934	97,537

Operating expenses:
Selling, general and administrative	8,059	6,760	25,019	22,010
Amortization	910	698	2,368	2,095
Total operating expenses	8,969	7,458	27,387	24,105

Operating income	6,973	23,122	32,547	73,432

Other (income) expense:
Interest expense (income)	(315)	4,358	51	8,106
Other income	(2,250)	—	(2,250)	—
Total other (income) expense	(2,565)	4,358	(2,199)	8,106

Income before income taxes	9,538	18,764	34,746	65,326

Income tax expense	1,732	5,182	7,793	17,024

Net income	$7,806	$13,582	$26,953	$48,302

Net income per common share – Basic	$0.17	$0.30	$0.59	$1.07
Net income per common share – Diluted	$0.17	$0.29	$0.57	$1.02
Weighted average number of shares outstanding – Basic	45,435,458	45,404,963	45,486,263	45,348,072
Weighted average number of shares outstanding – Diluted	47,135,443	47,345,380	47,278,638	47,319,464

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at July 1, 2023	45,375,598	$454	$118,296	$92,700	$211,450

Issuance of common stock upon exercise of stock options	108,727	1	1	—	2

Excess tax benefits from exercise of stock options	—	—	(690)	—	(690)

Share – based compensation	—	—	240	—	240

Net income	—	—	—	13,582	13,582

Balance at September 30, 2023	45,484,325	$455	$117,847	$106,282	$224,584

Balance at July 1, 2024	45,516,146	$455	$118,839	$129,374	$248,668

Issuance of common stock upon exercise of stock options	8,389	—	—	—	—

Retirement of common shares	(326,028)	(3)	(2,632)	—	(2,635)

Excess tax benefits from exercise of stock options	—	—	(1)	—	(1)

Share – based compensation	—	—	57	—	57

Net income	—	—	—	7,806	7,806

Balance at September 30, 2024	45,198,507	$452	$116,263	$137,180	$253,895

Nine Months Ended September 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2023	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	196,706	2	37	—	39

Excess tax benefits from exercise of stock options	—	—	(693)	—	(693)

Share - based compensation	—	—	2,061	—	2,061

Net income	—	—	—	48,302	48,302

Balance at September 30, 2023	45,484,325	$455	$117,847	$106,282	$224,584

Balance at January 1, 2024	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	22,155	—	—	—	—

Retirement of common shares	(326,028)	(3)	(2,632)	—	(2,635)

Excess tax benefits from exercise of stock options	—	—	(4)	—	(4)

Share - based compensation	—	—	808	—	808

Net income	—	—	—	26,953	26,953

Balance at September 30, 2024	45,198,507	$452	$116,263	$137,180	$253,895

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine month-period
	ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$26,953	$48,302
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,274	2,213
Amortization of intangible assets	2,368	2,095
Impairment of long lived assets	441	—
Lower of cost or net realizable value inventory adjustment	3,811	(2,195)
Allowance for credit losses	14	800
Share based compensation	808	2,061
Amortization of deferred finance costs	171	669
Loss on extinguishment of debt	—	3,427
Deferred tax expense	(1,020)	4,280
Changes in assets and liabilities:
Trade accounts receivable	(733)	(24,863)
Inventories	52,189	8,341
Prepaid and other assets	(6,732)	(684)
Lease obligations	(6)	1
Income taxes receivable	1,794	(4,212)
Accounts payable and accrued expenses	(11,229)	3,283
Cash provided by operating activities	71,103	43,518

Cash flows from investing activities:
Payments for acquisition	(20,670)	—
Additions to property, plant, and equipment	(3,752)	(2,215)
Cash used in investing activities	(24,422)	(2,215)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	39
Repurchase of common shares	(2,636)	—
Excess tax benefits from exercise of stock options	(4)	(693)
Borrowing of short-term debt – net	—	5,000
Repayment of long-term debt	—	(47,161)
Cash used in financing activities	(2,640)	(42,815)

Increase (decrease) in cash and cash equivalents	44,041	(1,512)
Cash and cash equivalents at beginning of period	12,446	5,295
Cash and cash equivalents at end of period	$56,487	$3,783

Supplemental disclosure of cash flow information:
Cash paid for interest	$529	$4,232

Cash paid for income taxes – net	$7,042	$16,955

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2023. Operating results for the nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

In the opinion of management, all estimates and adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

Recent Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date.

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

AIM Act

The United States Environmental Protection Agency (“EPA”) issued several final rules establishing the framework to allocate allowances for virgin production and consumption of hydrofluorocarbon refrigerants (“HFCs”) that currently provide allowances through 2029. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the AIM Act.

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	manage these HFCs and their substitutes including reclamation of refrigerants, and
3)	facilitate the transition to next-generation technologies.

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024 through 2029. Hudson received allocation allowances for calendar years 2023 and 2024 equal to approximately 1% of the total HFC consumption allowances, with allowances for future periods to be determined at a later date. In addition, the EPA has finalized its technology transition rule, requiring the manufacturing and installation of lower GWP systems commencing in 2025 and beyond.

Reclamation will be critical to maintaining necessary HFC supply levels for the installed base of operating systems to ensure an orderly phasedown so that systems owners are able to recognize the full economic value of their systems through end of life. Reclamation is not subject to the allowance system or restricted from use.

On September 20, 2024, the EPA announced the latest actions to phase down HFCs under the AIM Act:

1)

Final Refrigerant Management Rule – The rule requires better management and reuse of existing HFCs, including by reducing wasteful leaks from equipment and supporting HFC recycling and reclamation. The rule includes requirements for repairing leaky equipment, use of automatic leak detection systems on large refrigeration systems, mandating the use of reclaimed HFCs for certain applications, recovery of HFCs from cylinders before their disposal, and a container tracking system.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at September 30, 2024 and December 31, 2023, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the nine month period ended September 30, 2024 there was one customer accounting for greater than 10% of the Company’s revenues and at September 30, 2024 there were $4.9 million of accounts receivable from this customer. For the nine month period ended September 30, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at September 30, 2023 there were $19.7 million of accounts receivable from this customer.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment, the impact of which would be reflected in cost of sales on the Consolidated Statements of Income. Any such adjustment would be based on management’s judgment regarding future demand and market conditions and analysis of historical experience.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at September 30, 2024. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2023 or the nine months ended September 30, 2024.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $19.3 million and $17.2 million at September 30, 2024 and December 31, 2023, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligation related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For both the nine month periods ended September 30, 2024 and 2023 management services revenue was $1.8 million.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2024	2023	2024	2023
(in thousands)
Product and related sales	$60,130	$74,915	$196,928	$238,811
RefrigerantSide ® Services	$1,813	$1,581	$5,547	$5,358
Total	$61,943	$76,496	$202,475	$244,169

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

As of September 30, 2024, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of September 30, 2024, the Company had state tax NOLs of approximately $1.3 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2024 and December 31, 2023, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2024	2023	2024	2023
Net income	$7,806	$13,582	$26,953	$48,302

Weighted average number of shares – basic	45,435,458	45,404,963	45,486,263	45,348,072
Shares underlying options	1,699,985	1,940,417	1,792,375	1,971,392
Weighted average number of shares – diluted	47,135,443	47,345,380	47,278,638	47,319,464

During the three month periods ended September 30, 2024 and 2023, certain options aggregating 692,092 and 7,444 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2024 and 2023, certain options aggregating 59,963 and 7,444 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

The Company participates in an industry that is highly regulated, and changes in the regulations affecting its business could affect its operating results. Currently the Company purchases virgin hydrofluorocarbon (“HFC”) and hydrofluroolefin (“HFO”) refrigerants and reclaimable, primarily hydrochlorofluorocarbons (“HCFC”), HFC and chlorofluorocarbon (“CFC”), refrigerants from suppliers and its customers. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by the Company, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on its operating results and its financial position. The process of sourcing refrigerants includes various procurement costs, such as freight, processing, insurance, and other costs, relating to the delivery of refrigerants. These costs represent the Company’s initial estimate that are possibly subject to finalization in future periods and are recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2024.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023 - 07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision - useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect that the requirements of ASU 2023 - 07 will have a material impact on its consolidated financial statements other than incremental disclosures required for single segment companies.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)
(in thousands)
Refrigerants and cylinders	$112,538	$159,654
Less: net realizable value adjustments	(9,015)	(5,204)
Total	$103,523	$154,450

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30,	December 31,	Estimated
	2024	2023	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,559	3,467	25-39 years
- Cylinders	13,023	13,220	15-30 years
- Equipment	30,501	29,397	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,081	1,790	3-5 years
- Lab and computer equipment, software	3,233	3,233	2-8 years
- Furniture & fixtures	1,125	933	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	4,140	2,844
Subtotal	61,862	59,084
Less: Accumulated depreciation	(41,787)	(39,709)
Total	$20,075	$19,375

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $2.3 million and $2.2 million, respectively.

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

Operating lease expense of $1.4 million and $2.1 million, for the nine months ended September 30, 2024 and 2023, respectively, is included in Selling, general and administrative expenses on the consolidated statements of income.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2024.

September 30,
Maturity of Lease Payments	2024
(in thousands)	(unaudited)
2024 (remaining)	$1,155
-2025	1,668
-2026	1,500
-2027	1,043
-2028	656
-Thereafter	823
Total undiscounted operating lease payments	6,845
Less imputed interest	(1,546)
Present value of operating lease liabilities	$5,299

Balance Sheet Classification

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,467	$1,898
Long-term lease liabilities	3,832	4,790
Total operating lease liabilities	$5,299	$6,688

Other Information

	September 30,		December 31,
	2024		2023
Weighted-average remaining term for operating leases	2.45	years	2.92	years
Weighted-average discount rate for operating leases	8.36%		8.27%

Supplemental cash flow and non-cash information related to leases

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$1,408	$1,782
Right-of-use assets obtained in exchange for new operating lease liabilities	$28	$1,020

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the nine-month period ended September 30, 2024, and year ended December 31, 2023.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At September 30, 2024 the Company had $62.4 million of goodwill, of which $14.6 million is attributable to the acquisition of USA Refrigerants on June 6, 2024.

The Company’s other intangible assets consist of the following:

		September 30, 2024			December 31, 2023
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	920	866	54	870	$798	72
Customer relationships	2 – 12	32,670	19,327	13,343	31,560	17,151	14,409
Above market leases	13	567	310	257	567	277	290
Trade name	5	1,420	92	1,328	—	—	—
Total identifiable intangible assets		$35,577	$20,595	$14,982	$32,997	$18,226	$14,771

Amortization expense for the nine months ended September 30, 2024 and 2023 was $2.4 million and $2.1 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine month periods ended September 30, 2024 and 2023, share-based compensation expense of $0.8 million and $2.1 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2024 there were an aggregate of 7,187,790 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 133,371 and 592,798 shares of common stock granted during the nine – month periods ended September 30, 2024 and 2023, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(48,268)	$5.67
-Exercised	(296,973)	$2.68
-Granted (1)	602,526	$10.02
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(9,726)	$4.27
-Exercised	(34,902)	$7.63
-Granted (2)	133,371	$10.85
Outstanding at September 30, 2024	2,736,178	$3.63
(1)	Options to purchase 584,826 shares were granted in 2023, of which options to purchase 337,727 shares vested immediately in 2023 and the remainder vested 50% immediately and 50% one year after the date of the grants. In addition, 17,700 stock appreciation rights were granted in January 2023 with a six- month vesting period.
(2)	Options to purchase 133,371 shares were granted in 2024, of which options to purchase 111,975 shares vested immediately in 2024 and the remainder vested 50% immediately and 50% one year after the date of the grants.

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2024 of:

Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
	Options	Life	Price
Options outstanding and vested	2,705,055	3.50 years	$3.50

The intrinsic value of options outstanding at September 30, 2024 and December 31, 2023 was $14.2 million and $26.9 million, respectively.

The intrinsic value of options unvested at September 30, 2024 and December 31, 2023 was $0.0 million and $0.8 million, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 were $0.2 million and $2.3 million, respectively.

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

On June 6, 2024, the Borrowers and the Company entered into a First Amendment to Amended and Restated Credit Agreement and Limited Consent (the “First Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. Pursuant to the First Amendment, Wells Fargo and the other lenders consented to the consummation of the USA Refrigerants Acquisition and made certain other technical amendments to the existing Amended Wells Fargo Facility, including the calculation of the borrowing base thereunder. The First Amendment also provided for permitted stock repurchases by the Company in an amount not to exceed $5 million per calendar year, and $15 million in aggregate over the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions.

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

On October 23, 2024, the Borrowers and the Company entered into a Second Amendment to Amended and Restated Credit Agreement dated October 23, 2024 (the “Second Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. Please see Note 12 – Subsequent Events for the detail of the amendment.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2024.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

The Company believes that it will be able to satisfy its working capital requirements for the foreseeable future from anticipated cash flows from operations and available funds under the Amended Wells Fargo Facility. Any unanticipated expenses, including, but not limited to, an increase in the cost of refrigerants purchased by the Company, an increase in operating expenses or failure to achieve expected revenues from the Company’s RefrigerantSide(R) Services and/or refrigerant sales or additional expansion or acquisition costs that may arise in the future would adversely affect the Company’s future capital needs. There can be no assurance that any of the Company’s proposed or future plans will be successful, and as such, the Company may require additional capital sooner than anticipated, which capital may not be available on acceptable terms, or at all.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	September 30,	December 31,
	2024	2023
	(unaudited)
(in thousands)
Accrued expenses	$10,728	$12,256
Cylinder deposits	19,328	17,225
Lease obligations	1,471	1,893
Other current liabilities	68	163
Total	$31,595	$31,537

Note 10 – Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.6 million as of June 6, 2024 and September 30, 2024. The Company is in the process of finalizing its allocation for the Customer relationships, Tradename, Earnout liability and Goodwill and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

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

The Company reflected revenue and net income in its consolidated statement of income related to the USA Refrigerants Acquisition for one hundred fifteen days as follows:

Nine months ended September 30,	2024
(in thousands)
Revenues	$5,463
Net income	$1,738

The following table provides unaudited pro forma total revenues and results of operations for the three and nine months ended September 30, 2024 and 2023 as if USA Refrigerants had been acquired on January 1, 2023. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition been completed at the beginning of 2023, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2024	2023	2024	2023
Revenues	$61,943	$78,142	$211,408	$252,649
Net income	$7,806	$13,090	$29,297	$50,393

In relation to the USA Refrigerants Acquisition, the Company incurred $0.3 million of acquisition costs which are included in selling, general and administrative expenses within the consolidated statement of income for the periods ended September 30, 2024.

Note 11 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. Purchases will be funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the quarter ended September 30, 2024, the Company repurchased 326,028 shares, totaling $2,629,168, at an average price of $8.06 per share. These repurchased shares were retired during the quarter ended September 30, 2024. Please see Note 12 – Subsequent Events for a recent for recent update to authorized share repurchases.

Note 12 – Subsequent events

On October 23, 2024, the Borrowers and the Company entered into a Second Amendment to Amended and Restated Credit Agreement dated October 23, 2024 (the “Second Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Second Amendment amends the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $10 million per calendar year in each of 2024 and 2025 and $5 million in any calendar year thereafter during the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions, subject to an aggregate cap of $25 million.

In October 2024, the Company’s Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company may now purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).

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

There were no goodwill impairment losses recognized in 2023 or the nine months ended September 30, 2024.

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

Recent Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date.

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

Results of Operations

Three-month period ended September 30, 2024 as compared to the three-month period ended September 30, 2023

Revenues for the three-month period ended September 30, 2024 were $61.9 million, a decrease of $14.6 million or 19% from the $76.5 million reported during the comparable 2023 period. The decrease was primarily attributable to 14% lower selling prices and 7% lower volume of refrigerants sold.

Cost of sales for the three-month period ended September 30, 2024 was $46.0 million or 74% of sales. The cost of sales for the three-month period ended September 30, 2023 was $45.9 million or 60% of sales. The increase in the cost of sales percentage from 60% to 74% is primarily due to higher cost of sales during the third quarter of 2024, driven by the sale of inventory held at higher price and corresponding reduction in sales price of refrigerants.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2024 were $8.1 million, an increase of $1.3 million from the $6.8 million reported during the comparable 2023 period due to an increase in personnel costs and professional fees.

Amortization expense for the three-month periods ended September 30, 2024 and 2023 was $0.9 million and $0.7 million, respectively.

Interest expense (income) for the three-month period ended September 30, 2024 was ($0.3) million compared to the $4.4 million of interest expense reported during the comparable 2023 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its term loan facility. In conjunction with this payoff, the Company recorded a non-cash write off of $3.1 million of deferred financing costs in the third quarter of 2023.

Other income for the three-month period ended September 30, 2024 was $2.3 million. This amount includes proceeds from a litigation settlement of $1.8 million and $0.5 million from the lease opt-out related to the Atlanta facility lease.

The income tax expense for the three-month period ended September 30, 2024 was $1.7 million compared to income tax expense of $5.2 million for the three month period ended September 30, 2023. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended September 30, 2024 was $7.8 million, a decrease of $5.8 million from the $13.6 million of net income reported during the comparable 2023 period, primarily due to lower sale prices of certain refrigerant sold and higher SG&A costs, as described above.

Nine month period ended September 30, 2024 as compared to the nine month period ended September 30, 2023

Revenues for the nine month period ended September 30, 2024 were $202.5 million, a decrease of $41.7 million or 17% from the $244.2 million reported during the comparable 2024 period. The decrease was primarily attributable to lower selling prices which decreased by 18% offset by 2% higher volume of refrigerants sold.

Cost of sales for the nine-month period ended September 30, 2024 was $142.5 million or 70% of sales. The cost of sales for the nine-month period ended September 30, 2023 was $146.6 million or 60% of sales. The increase in the cost of sales percentage from 60% to 70% is primarily due to higher cost of sales during the first nine months of 2024, driven by the sale of inventory held at higher price and corresponding reduction in sales price of refrigerants.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2024 were $25.0 million, an increase of $3.0 million from the $22.0 million reported during the comparable 2023 period. The increase in SG&A was primarily due to increased personnel cost, professional fees, IT Expenses and acquisition costs with approximately $0.7 million considered non-recurring charges.

Amortization expense for the nine-month periods ended September 30, 2024 and 2023 was $2.4 million and $2.1 million, respectively.

Interest expense (income) for the nine-month period ended September 30, 2024 was ($0.1) million, compared to the $8.1 million reported during the comparable 2023 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its term loan facility.

Other income for the nine-month period ended September 30, 2024 was $2.3 million. This amount includes proceeds from a litigation settlement of $1.8 million and $0.5 million from the lease opt-out related to the Atlanta facility lease.

The income tax expense for the nine-month period ended September 30, 2024 was $7.8 million compared to income tax expense of $17.0 million for the nine-month period ended September 30, 2023. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the nine-month period ended September 30, 2024 was $27.0 million, a decrease of $21.3 million from the $48.3 million of net income reported during the comparable 2023 period, primarily due to lower sale price of certain refrigerant sold and higher SG&A costs, as described above.

Liquidity and Capital Resources

At September 30, 2024, the Company had working capital, which represents current assets less current liabilities, of $156.9 million, an increase of $10.5 million from the working capital of $146.4 million at December 31, 2023. The increase in working capital is primarily attributable to accounts receivable and inventory.

Inventories and trade receivables are principal components of current assets. At September 30, 2024, the Company had inventories of $103.5 million, a decrease of $51.0 million from $154.5 million at December 31, 2023. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At September 30, 2024, the Company had trade receivables, net of allowance for credit losses, of $28.5 million, an increase of $3.3 million from $25.2 million at December 31, 2023, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the nine-month period ended September 30, 2024 was $71.1 million, when compared to net cash provided by operating activities of $43.5 million for the comparable 2023 period. As discussed above, selling prices of certain refrigerants declined in 2024. The increase is largely due to the recent acquisition of USA Refrigerants. Another contributory factor was the timing of accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities for the nine-month period ended September 30, 2024 was $24.4 million compared with net cash used in investing activities of $2.2 million for the comparable 2023 period, mainly due to the recent acquisition of USA Refrigerants as previously discussed and timing of capital expenditures related to capitalization of its ERP system.

Net cash used in financing activities for the nine-month period ended September 30, 2024 was $2.6 million compared with net cash used in financing activities of $42.8 million for the comparable 2023 period. The change is primarily because in 2023, the Company paid off $42.8 million of its debt as compared to no debt in 2024. During the quarter ended September 30, 2024, the Company repurchased 326,028 shares, totaling $2.6 million.

At September 30, 2024, cash and cash equivalents were $56.5 million, or approximately $44.1 million higher than the $12.4 million of cash and cash equivalents at December 31, 2023.

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

On June 6, 2024, the Borrowers and the Company entered into a First Amendment to Amended and Restated Credit Agreement and Limited Consent (the “First Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. Pursuant to the First Amendment, Wells Fargo and the other lenders consented to the consummation of the USA Refrigerants Acquisition and made certain other technical amendments to the existing Amended Wells Fargo Facility, including the calculation of the borrowing base thereunder. The First Amendment also provided for permitted stock repurchases by the Company in an amount not to exceed $5 million per calendar year, and $15 million in aggregate over the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions.

On October 23, 2024, the Borrowers and the Company entered into a Second Amendment to Amended and Restated Credit Agreement dated October 23, 2024 (the “Second Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Second Amendment amends the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $10 million per calendar year in each of 2024 and 2025 and $5 million in any calendar year thereafter during the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions, subject to an aggregate cap of $25 million.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2024.

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

For the nine month period ended September 30, 2024 there was one customer accounting for greater than 10% of the Company’s revenues and at September 30, 2024 there were $4.9 million of accounts receivable from this customer. For the nine month period ended September 30, 2023 there was one customer accounting for greater than 10% of the Company’s revenues and at September 30, 2023 there were $19.7 million of accounts receivable from this customer.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $75 million secured facility with a $0.0 million outstanding balance as of September 30, 2024. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2023. There have been no material changes to such matters during the quarter ended September 30, 2024.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share	Program	of dollars) (2)
July 1-July 31, 2024	—	—	—	—
August 1-August 31, 2024	—	—	—	$10.0
September 1-September 30, 2024	326,028	$8.06	326,028	$7.4
Total	326,028	$8.06	326,028	$7.4

(1)	On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10 million in shares of the Company’s common stock during 2024 and 2025 (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, and future cash flow.
(2)	On October 25, 2024, the Company announced that its Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company may now purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).

Item 5 – Other Information

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2024.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	November 8, 2024
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Brian J. Bertaux	November 8, 2024
	Brian J. Bertaux	Date
Chief Financial Officer