Form 10-K
period 2024-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2025-03-12
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2024 was approximately $387,024,597.

As of March 5, 2025, there were 44,025,108 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2025, are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this Form 10-K.

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

HFC refrigerants are used as substitutes for CFC and HCFC refrigerants in certain applications. As a result of the increasing restrictions and limitations on the production and use of CFC and HCFC refrigerants, various sectors of the air conditioning and refrigeration industry have been replacing or modifying equipment that utilize CFC and HCFC refrigerants and have been transitioning to equipment that utilize HFC or HFO refrigerants. Certain HFC refrigerants are highly weighted greenhouse gases that are believed to contribute to global warming and climate change and, as a result, are now subject to various state regulations relating to the sale, use and emissions of HFC refrigerants, as well as federal restrictions on the production and consumption of HFCs under the American Innovation and Manufacturing Act (the “AIM Act”) (as described below). The Company expects that HFC refrigerants eventually will be replaced by HFOs or other types of products with lower global warming potentials.

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

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024 through 2029. Hudson received allocation allowances for calendar years 2023 and 2024 equal to approximately 1% of the total HFC consumption allowances, with allowances for future periods to be determined at a later date. In addition, the EPA has finalized its technology transition rule, requiring the manufacturing and installation of lower global warming potential (“GWP”) systems commencing in 2025 and beyond.

Reclamation is critical to maintaining necessary HFC supply levels for the installed base of operating systems to ensure an orderly phasedown so that systems owners are able to recognize the full economic value of their systems through end of life. Reclamation is not subject to the allowance system or restricted from use.

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

Products and Services

Sustainability

From its inception, the Company has sold refrigerants, and has provided refrigerant reclamation and refrigerant management services that are designed to recover and reuse refrigerants, thereby protecting the environment from release of refrigerants to the atmosphere and the corresponding ozone depletion and global warming impact and supporting the circular economy. The reclamation process allows the refrigerant to be re-used thereby eliminating the need to destroy or manufacture additional refrigerant and eliminating the corresponding impact to the environment associated with the destruction and manufacturing. The Company believes it is one of the largest refrigerant reclaimers in the United States. In addition, the Company participates in the creation and monetization of verified emission reductions utilizing third party protocols.

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

Refrigerant and Industrial Gas Sales

The Company sells reclaimed and virgin (new) refrigerants to a variety of customers in the air conditioning and refrigeration industry. The Company continues to sell reclaimed CFC and certain HCFC based refrigerants, which are no longer manufactured, and HFC’s, which are being phased down as discussed above. The Company purchases virgin refrigerants, such as HFC’s and HFO’s, from several suppliers, which are then resold by the Company. Additionally, the Company regularly purchases used or contaminated refrigerants, from many different sources, which refrigerants are then reclaimed using the Company’s high speed proprietary reclamation equipment, its proprietary Zugibeast® system, and then are resold by the Company.

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

For the year ended December 31, 2024, there was one customer accounting for greater than 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2024. For the year ended December 31, 2023, there was one customer accounting for greater than 10% of the Company’s revenues and one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2023. For the year ended December 31, 2022, there was no customer that accounted for 10% of the Company’s revenues, but one customer accounted for over 10% of the outstanding accounts receivable at December 31, 2022.

Strategic Relationships

Hudson announced the following strategic relationships:

-	In January 2022, Hudson entered into an agreement with AprilAire, the leading provider of professional grade healthy air solutions for homes, to meet the requirements of the recently finalized California Air Resources Board (CARB) Regulation Order for Reclaimed Refrigerant Use for Manufacturers of AC Equipment. Hudson will supply reclaimed refrigerant to AprilAire for use in its range of healthy indoor air quality solutions.
-	In August 2022, Hudson entered into an agreement with Lennox International Inc., a global leader in energy-efficient climate-control solutions, to align their efforts to meet the CARB Regulation Order for Certified Reclaimed Refrigerant Use Requirements for Manufacturers of AC Equipment. Under the agreement, Hudson will be the exclusive supplier of certified reclaimed refrigerants to Lennox for the aftermarket support of their residential HVAC systems.

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

Human Capital Resources

On January 31, 2025, the Company had 238 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company’s employees are represented by a union. The Company believes it has good relations with its employees.

Patents and Proprietary Information

The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between April 2025 and December 2036.

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

Our revenues, results of operations and cash flows are affected by market prices for refrigerant gases. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, seasonality, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. We are exposed to fluctuating commodity prices as the result of our inventory of various refrigerant gases. At any time, our inventory levels may be substantial. Furthermore, our inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment, the impact of which would be reflected in cost of sales on the Consolidated Income Statements. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our existing credit facility, consisting of an asset-based lending facility of up to $75 million from Wells Fargo Bank, National Association (“Wells Fargo Bank”) and other lenders, is secured by substantially all of our assets and contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facility also include financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

In July 2016, we were awarded, as prime contractor, a five-year contract, including a five-year renewal option (which has been exercised), by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Our contract with DLA expires in July 2026. For the years ended December 31, 2024, 2023 and 2022, the DLA accounted for 15%, 18% and 8% of our revenues. The loss of DLA as a customer could have a material adverse effect on our financial position and results of operations.

Our information technology systems, processes, and sites may suffer interruptions, failures, or attacks which could affect our ability to conduct business.

Our information technology systems provide critical data connectivity, information and services for internal and external users. These include, among other things, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, storing project information and other processes necessary to manage the business. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, system conversion issues, software implementation issues, terrorist acts, natural disasters, power failures or other causes. Cybersecurity threats are evolving and include, but are not limited to, malicious software, cyber espionage, attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, and subcontractors, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.

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

Currently, our officers and directors collectively beneficially own approximately 8.0% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

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

The Director of IT is promptly informed of potential cybersecurity risks, threats, and vulnerabilities by the Company’s IT Helpdesk. Once an incident has been identified, the Director of IT and the IT network security team assess the criticality and impact of the incident on the Company’s business operations. The Director of IT then formulates and oversees a response to contain, eradicate and resolve incidents in accordance with the Company’s incident response plan. Management is responsible for reporting incidents to the appropriate authorities as necessary and engaging senior leadership on all material incidents.

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

The number of record holders of the Company’s common stock was approximately 84 as of March 3, 2025. The Company believes that there are approximately 4,000 beneficial owners of its common stock.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative five-year stockholder return of a $100 investment in our common stock on December 31, 2019, to two indices: the NASDAQ Composite Index and the Nasdaq Industrial Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Issuer Purchases of Equity Securities

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share	Program	of dollars) (2)
October 1-31, 2024	—	—	—	$17.4
November 1-30, 2024	409,468	$6.08	409,468	$14.9
December 1-31, 2024	508,580	$5.90	508,580	$10.0
Total	918,048	$5.98	918,048	$10.0

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

Results of Operations

Year ended December 31, 2024 as compared to the year ended December 31, 2023

Revenues for the year ended December 31, 2024 were $237.1 million, a decrease of $51.9 million or 18% from the $289.0 million reported during the comparable 2023 period. The decrease was primarily attributable to lower selling prices of certain refrigerants sold.

Cost of sales for the year ended December 31, 2024 was $171.4 million or 72% of sales. Cost of sales for the year ended December 31, 2023 was $177.5 million or 61% of sales. The increase in the cost of sales percentage from 61% to 72% is primarily due to lower revenue as a result of lower selling prices of certain refrigerants, as well as the impact of additional inventory reserve.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2024 were $33.0 million, an increase of $2.5 million from the $30.5 million reported during the comparable 2023 period. The increase in SG&A was primarily due to increased personnel cost, professional fees and acquisition costs with approximately $0.7 million considered non-recurring charges.

Amortization expense for the year ended December 31, 2024 was $3.4 million, an increase of $0.6 million from $2.8 million reported during the comparable 2023 period. The increase in amortization was primarily due to the recent acquisition of USA Refrigerants as described above.

Interest expense (income) was ($0.5) million, compared to the $8.4 million reported during the comparable 2023 period. During the third quarter of 2023, the Company repaid in full the remaining $32.5 million principal balance outstanding under its Term Loan Facility.

Other income for the year ended December 31, 2024 was $2.3 million. This amount includes proceeds from litigation settlement of $1.8 million and $0.5 million from the lease opt-out related to the Smyrna, Georgia facility lease.

Income tax expense for 2024 was $7.6 million compared to income tax expense of $17.6 million for 2023. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the year ended December 31, 2024 was $24.4 million, a decrease of $27.8 million from the $52.2 million of net income reported during the comparable 2023 period, primarily due to lower sales prices of certain refrigerants sold, and higher SG&A costs, as described above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024.

Liquidity and Capital Resources

At December 31, 2024, the Company had working capital, which represents current assets less current liabilities, of $147.7 million, an increase of $1.3 million from the working capital of $146.4 million at December 31, 2023. The increase in working capital is primarily attributable to a rise in cash.

Inventory and trade receivables are principal components of current assets. At December 31, 2024, the Company had inventory of $96.2 million, a decrease of $58.3 million from $154.5 million at December 31, 2023. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At December 31, 2024, the Company had trade receivables, net of credit losses, of $13.6 million, a decrease of $11.6 million from $25.2 million at December 31, 2023, mainly due to timing. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the year ended December 31, 2024 was $91.8 million, when compared to the net cash provided by operating activities of $58.5 million for the comparable 2023 period. The increase is due to timing of accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities for 2024 was $26.0 million when compared to the net cash used in investing activities of $3.6 million for the comparable 2023 period, mainly due to the recent acquisition of USA Refrigerants as previously discussed and timing of capital expenditures related to capitalization of the Company’s ERP system.

Net cash used in financing activities for 2024 was $8.2 million, compared with net cash used in financing activities of $47.8 million for 2023. The change is primarily because in 2023, the Company paid off $47.2 million of its debt as compared to no debt repayment in 2024. During the year 2024, the Company repurchased 1,244,076 shares of its common stock, at a cost of $8.1 million.

At December 31, 2024, cash and cash equivalents were $70.1 million, or approximately $57.7 million higher than the $12.4 million of cash and cash equivalents at December 31, 2023.

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

The Company evaluated the Amended Wells Fargo Facility in accordance with the provisions of ASC 470-50 to determine if the amendment and restatement was a modification or an extinguishment of debt and concluded that the amendment and restatement was a modification of the original revolving credit facility for accounting purposes. As a result, the Company capitalized an additional $0.9 million of deferred financing costs in connection with the amendment and restatement, which, along with the $0.2 million of remaining deferred financing costs of the original revolving facility, is being amortized over the five year term of the Amended Wells Fargo Facility.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of December 31, 2024.

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

For the year ended December 31, 2024, the DLA accounted for greater than 10% of the Company’s revenues and over 10% of the outstanding accounts receivable at December 31, 2024. For the year ended December 31, 2023, the DLA accounted for greater than 10% of the Company’s revenues and over 10% of the outstanding accounts receivable at December 31, 2023. For the year ended December 31, 2022, no customer accounted for 10% of the Company’s revenues; however, the DLA accounted for over 10% of the outstanding accounts receivable at December 31, 2022.

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

Recent Accounting Pronouncements

See recent accounting pronouncements set forth in Note 1 of the financial statements contained in this report and commitments and contingencies described in Note 11 thereof.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $75 million secured facility with a $0.0 million outstanding balance as of December 31, 2024. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, P.C., the independent registered public accounting firm which audits our financial statements, has provided an attestation report on our internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Hudson Technologies, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Stamford, Connecticut

March 12, 2025

Item 9B. Other Information

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), (d)(5) and 408(b) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 25, 2025, and to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 25, 2025, and to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 25, 2025, and to be filed with the Securities Exchange Commission.

Equity Compensation Plans

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2024.

Number of
securities
remaining
available for
future
issuance
under equity
	Number of		compensation
	securities to	Weighted-	plans
	be	average	(excluding
	issued upon	exercise	securities
	exercise of	price of	reflected
	outstanding	outstanding	in column
	options and stock appreciation rights	options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,731,228	$3.63	7,187,790

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 25, 2025, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant’s independent registered public accounting firm to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 25, 2025, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Amended and Restated By-Laws. (25)
3.11	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (13)
4.1	Description of Equity Securities. (23)
10.1	Agreement with Brian F. Coleman, as amended. (8)*
10.2	2008 Stock Incentive Plan. (7)*
10.3	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (8)*
10.4	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (8)*
10.5	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (8)*
10.6	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (8)*
10.7	Long Term Care Insurance Plan Summary. (9)*
10.8	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (10) *
10.9	2014 Stock Incentive Plan (11)*
10.10	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.11	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.12	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.13	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.14	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.15	Form of Non-Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.16	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.17	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.18	Amended and Restated Agreement with Brian Coleman (14)*
10.19	Agreement, dated September 5, 2016, between Hudson Technologies, Inc. and Nat Krishnamurti. (15)*
10.20	2018 Stock Incentive Plan (16)*
10.21	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuance (17)*
10.22	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified of time. (17)*
10.23	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuances (17)*
10.24	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified period of time. (17)*
10.25	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with conditional vesting provisions. (17)*
10.26	Second Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Brian F. Coleman (18)*
10.27	Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Nat Krishnamurti (18)*
10.28	Third Amended and Restated Agreement dated December 19, 2019 between the Registrant and Brian F. Coleman (19)*
10.29	Fourth Amended and Restated Agreement dated as of June 24, 2020 between the Registrant and Brian F. Coleman (20)*
10.30	Amended and Restated Agreement dated September 30, 2019 between the Company and Kathleen L. Houghton (21)*

10.31	Hudson Technologies, Inc. 2020 Stock Incentive Plan (22)*
10.32	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (24)*
10.33	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (24)*
10.34	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (24)*
10.35	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (24)*
10.36	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with conditional vesting provisions (24)*
10.37	Amended and Restated Credit Agreement dated March 2, 2022 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (25)
10.38	First Amendment to Guaranty and Security Agreement dated March 2, 2022 by and among the Grantors named therein and Wells Fargo Bank, National Association, as Agent (25)
10.39	Form of Stock Appreciation Rights Award Agreement (26)
10.40

Asset Purchase Agreement dated June 6, 2024 by and among Hudson Technologies Company, USA United Suppliers of America, Inc. (d/b/a USA Refrigerants), B&B Jobber Services, Inc., and the equityholders signatory thereto (28)

10.41

First Amendment to Amended and Restated Credit Agreement and Limited Consent dated June 6, 2024 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (28)

10.42	Hudson Technologies, Inc. 2024 Stock Incentive Plan (29)*
10.43

Second Amendment to Amended and Restated Credit Agreement dated October 23, 2024 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (30)

10.44	Form of Incentive Stock Option Agreement under the 2024 Stock Incentive Plan with full vesting upon issuance (31)*
10.45	Form of Incentive Stock Option Agreement under the 2024 Stock Incentive Plan with vesting in equal installments over a specified period of time (31)*
10.46	Form of Non-Qualified Stock Option Agreement under the 2024 Stock Incentive Plan with full vesting upon issuance (31)*
10.47	Form of Non-Qualified Stock Option Agreement under the 2024 Stock Incentive Plan with vesting in equal installments over a specified period of time (31)*
10.48	Form of Non-Qualified Stock Option Agreement under the 2024 Stock Incentive Plan with conditional vesting provisions (31)*
14	Code of Business Conduct and Ethics. (6)
21	Subsidiaries of the Company. (31)
23.1	Consent of BDO USA, P.C. (31)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (31)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (31)
97	Hudson Technologies, Inc. Clawback Policy (27)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (31)
(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(7)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.
(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(11)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.

(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(14)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 9, 2016.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed December 21, 2018.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2019.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 20, 2019.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 20, 2020.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 16, 2020.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed June 30, 2020.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 13, 2020.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 12, 2021.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed March 3, 2022.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 24, 2022.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 14, 2024.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed June 7, 2024.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed August 23, 2024.
(30)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 25, 2024.
(31)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Assessment of Net Realizable Value

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated inventories balance was $96.2 million as of December 31, 2024. Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment, the impact of which would be reflected in the cost of sales on the Consolidated Income Statements. Any such adjustment would be based on management’s judgments regarding future demand and market conditions and analysis of historical experience.

We identified the assessment of net realizable value of certain inventories as a critical audit matter. Determining whether the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment based on future demand, market conditions and analysis of historical experience requires significant judgment due to the subjectivity of these assumptions. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature of the audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the judgments regarding future demand, market conditions and analysis of historical experience for certain inventories by evaluating the consistency of the cost of certain inventories as of December 31, 2024 with current, historical, and subsequent pricing of inventory.
●	Evaluating the reasonableness of the judgments regarding future demand, market conditions and analysis of historical experience for certain inventories by evaluating their consistency with relevant industry factors.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 1994.

Stamford, Connecticut

March 12, 2025

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$70,134	$12,446
Trade accounts receivable – net of allowance for credit losses of $1,079 and $1,994, respectively	13,629	25,169
Inventories	96,247	154,450
Income tax receivable	6,284	5,438
Prepaid expenses and other current assets	9,218	7,492
Total current assets	195,512	204,995

Property, plant and equipment, less accumulated depreciation	21,554	19,375
Goodwill	62,280	47,803
Intangible assets, less accumulated amortization	14,100	14,771
Right of use asset	6,878	6,591
Other assets	2,328	3,137
Total Assets	$302,652	$296,672

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$8,692	$23,399
Accrued expenses and other current liabilities	33,813	31,537
Accrued payroll	3,704	3,615
Other short-term liabilities	1,600	—
Total current liabilities	47,809	58,551
Deferred tax liability	4,076	4,558
Long-term lease liabilities	4,917	4,790
Total Liabilities	56,802	67,899

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 44,284,374 and 45,502,380 respectively	443	455
Additional paid-in capital	110,792	118,091
Retained earnings	134,615	110,227
Total Stockholders’ Equity	245,850	228,773

Total Liabilities and Stockholders’ Equity	$302,652	$296,672

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2024	2023	2022
Revenues	$237,118	$289,025	$325,225
Cost of sales	171,410	177,518	162,332
Gross profit	65,708	111,507	162,893

Operating expenses:
Selling, general and administrative	33,017	30,542	28,591
Amortization	3,390	2,793	2,793
Total operating expenses	36,407	33,335	31,384

Operating income	29,301	78,172	131,509

Other (income) expense:
Interest (income) expense – net	(476)	8,352	14,327
Other income	(2,250)	—	—
Total other (income) expense	(2,726)	8,352	14,327

Income before income taxes	32,027	69,820	117,182

Income tax expense	7,639	17,573	13,381

Net income	$24,388	$52,247	$103,801

Net income per common share – Basic	$0.54	$1.15	$2.31
Net income per common share – Diluted	$0.52	$1.10	$2.20

Weighted average number of shares outstanding – Basic	45,329,789	45,385,433	44,990,104

Weighted average number of shares outstanding – Diluted	47,076,477	47,338,231	47,109,018

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

				Retained
				Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid-in Capital	Deficit)	Total
Balance at January 1, 2022	44,758,925	$448	$116,312	$(45,821)	$70,939

Issuance of common stock upon exercise of stock options	519,749	5	177	—	182

Excess tax benefits from exercise of stock options	—	—	(969)	—	(969)

Issuance of common stock for services	8,945	—	—	—	—

Share-based compensation	—	—	922	—	922

Net income	—	—	—	103,801	103,801

Balance at December 31, 2022	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	214,761	2	37	—	39

Excess tax benefits from exercise of stock options	—	—	(694)	—	(694)

Share-based compensation	—	—	2,306	—	2,306

Net income	—	—	—	52,247	52,247

Balance at December 31, 2023	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	26,070	—	—	—	—

Repurchase of common shares	(1,244,076)	(12)	(8,134)	—	(8,146)

Excess tax benefits from exercise of stock options	—	—	(7)	—	(7)

Share-based compensation	—	—	842	—	842

Net income	—	—	—	24,388	24,388

Balance at December 31, 2024	44,284,374	$443	$110,792	$134,615	$245,850

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$24,388	$52,247	$103,801
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,997	2,989	3,184
Amortization of intangible assets	3,390	2,793	2,793
Impairment of long lived assets	441	2,120	—
Lower of cost or net realizable value inventory adjustment	3,028	(2,259)	1,837
Allowance for credit losses	(766)	659	474
Amortization of deferred finance cost	228	726	1,086
Loss on extinguishment of debt	—	3,427	4,665
Share based compensation	842	2,306	922
Deferred tax expense	(482)	4,314	(1,449)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	12,306	(4,957)	(7,123)
Inventories	60,248	(6,814)	(53,070)
Prepaid and other assets	(1,144)	(3,182)	1,782
Lease obligations	(92)	—	17
Income taxes receivable	(846)	(5,277)	(630)
Accounts payable and accrued expenses	(12,727)	9,455	4,526
Cash provided by operating activities	91,811	58,547	62,815

Cash flows from investing activities:
Payments for acquisition	(20,670)	—	—
Additions to property, plant, and equipment	(5,300)	(3,580)	(3,659)
Cash used in investing activities	(25,970)	(3,580)	(3,659)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercises of stock options	—	39	182
Repurchase of common shares	(8,146)	—	—
Excess tax benefits from exercise of stock options	(7)	(694)	(969)
Payment of deferred financing cost	—	—	(8,512)
Proceeds from long term debt	—	—	100,000
Repayment of long-term debt	—	(47,161)	(148,054)
Cash used in financing activities	(8,153)	(47,816)	(57,353)

Increase in cash and cash equivalents	57,688	7,151	1,803
Cash and cash equivalents at beginning of period	12,446	5,295	3,492
Cash and cash equivalents at end of period	$70,134	$12,446	$5,295

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$690	$4,475	$11,702
Cash paid for income taxes	$8,990	$18,536	$15,460
Property and equipment included in accrued expenses and other current liabilities	$655	337	—

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

Hudson Technologies, Inc. (“Hudson” or the “Company”), incorporated under the laws of New York on January 11, 1991, is a refrigerant services company providing innovative solutions to recurring problems within the refrigeration industry. Hudson provides environmentally sustainable solutions from initial sale of refrigerant gas through recovery, reclamation and reuse, peak operating performance of equipment through energy efficiency and emergency air conditioning and refrigeration system repair, to final refrigerant disposal and carbon credit trading.

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

AIM Act

The United States Environmental Protection Agency (“EPA”) issued several final rules establishing the framework to allocate allowances for virgin production and consumption of hydrofluorocarbon refrigerants (“HFCs”) that currently provide allowances through 2029. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the American Innovation and Manufacturing Act (the “AIM Act”).

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	manage these HFCs and their substitutes including reclamation of refrigerants, and
3)	facilitate the transition to next-generation technologies.

Congress required that the EPA consider ways to promote reclamation in all phases of its implementation of the AIM Act. The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023, and establishes a cumulative 40% reduction in the baseline for 2024 through 2029. Hudson received allocation allowances for calendar years 2023 and 2024 equal to approximately 1% of the total HFC consumption allowances, with allowances for future periods to be determined at a later date. In addition, the EPA has finalized its technology transition rule, requiring the manufacturing and installation of lower global warming potential (“GWP”) systems commencing in 2025 and beyond.

Reclamation is critical to maintaining necessary HFC supply levels for the installed base of operating systems to ensure an orderly phasedown so that systems owners are able to recognize the full economic value of their systems through end of life. Reclamation is not subject to the allowance system or restricted from use.

On September 20, 2024, the EPA announced the latest actions to phase down HFCs under the AIM Act:

1)

Final Refrigerant Management Rule - The rule requires better management and reuse of existing HFCs, including by reducing wasteful leaks from equipment and supporting HFC recycling and reclamation.The rule includes requirements for repairing leaky equipment, use of automatic leak detection systems on large refrigeration systems, mandating the use of reclaimed HFCs for certain applications, recovery of HFCs from cylinders before their disposal, and a container tracking system.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at December 31, 2024 and December 31, 2023, because of the relatively short maturity of these instruments.

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

For the year ended December 31, 2024, the United States Defense Logistics Agency (“DLA”) accounted for greater than 10% of the Company’s revenues and over 10% of the outstanding accounts receivable at December 31, 2024. For the year ended December 31, 2023, the DLA accounted for greater than 10% of the Company’s revenues and over 10% of the outstanding accounts receivable at December 31, 2023. For the year ended December 31, 2022, no customer accounted for 10% of the Company’s revenues; however, the DLA accounted for over 10% of the outstanding accounts receivable at December 31, 2022.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at December 31, 2024. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2024, the Company completed its annual impairment test as of October 1 and determined in its qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2024, 2023 or 2022.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in Accrued expenses and other current liabilities on the Company’s Balance Sheet, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $19.4 million and $17.2 million at December 31, 2024 and 2023, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option,which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. The Company determined that the sale of refrigerants and the management services provided each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For the years ended December 31, 2024, 2023 and 2022 management services revenue were $2.3 million, $2.4 million, and $2.3 million respectively, which are included within the product and related sales revenue line.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2024	2023	2022
(in thousands)
Product and related sales	$230,264	$281,954	$319,019
RefrigerantSide ® Services	6,854	7,071	6,206
Total	$237,118	$289,025	$325,225

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

During the year ended December 31, 2022, the Company concluded that its deferred tax assets were more likely than not to become realizable. The Company fully reversed its existing valuation allowance of $15.1 million. The conclusion that a valuation allowance was no longer needed was based on the achievement of three years of cumulative pre-tax income, the utilization of the Company’s $29.3 million federal NOLs, which comprised a majority of the Company’s deferred tax assets, combined with estimates of future years’ pre-tax income that were sufficient to realize the remaining deferred tax assets.

For the years ended December 31, 2024 and 2023 the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. For the year ended December 31, 2024, the Company had state tax NOLs of approximately $1.4 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. For the years ended December 31, 2024 and December 31, 2023, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022
Net income	$24,388	$52,247	$103,801

Weighted average number of shares – basic	45,329,789	45,385,433	44,990,104
Shares underlying options	1,746,688	1,952,798	2,118,914
Weighted average number of shares outstanding – diluted	47,076,477	47,338,231	47,109,018

During the years ended December 31, 2024, 2023 and 2022, certain options aggregating 518,315, 17,172 and 28,467 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 during the year ended December 31, 2024. Refer to Note 16 for required disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

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

Note 3 - Trade accounts receivable – net

The opening and closing balance of the Company’s trade accounts receivable is as follows:

	Beginning
	Balance	Ending Balance
(in thousands)	at January 1	at December 31
2024	$25,169	$13,629
2023	$20,872	$25,169

At December 31, 2024 and 2023, trade accounts receivable are net of reserves for allowance for credit losses of $1.1 million and $2.0 million, respectively. The following table represents the activity occurring in the reserves for allowance for credit losses in 2024 and 2023.

	Beginning	Net additions
	Balance	(reductions) charged	Deductions	Ending Balance
(in thousands)	at January 1	to Operations	and Other	at December 31
2024	$1,994	$(766)	$(149)	$1,079
2023	$1,927	$659	$(592)	$1,994

Note 4- Inventories

Inventories consist of the following:

	December 31,	December 31,
	2024	2023
(in thousands)
Refrigerants and cylinders	$104,479	$159,654
Less: net realizable value adjustments	(8,232)	(5,204)
Total	$96,247	$154,450

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

			Estimated
December 31,	2024	2023	Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,569	3,467	25-39 years
- Cylinders	12,957	13,220	15-30 years
- Equipment	32,525	29,397	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,081	1,790	3-5 years
- Lab and computer equipment, software	3,304	3,233	2-8 years
- Furniture and fixtures	1,125	933	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-Progress	4,237	2,844
Subtotal	63,998	59,084
Less: Accumulated depreciation	(42,444)	(39,709)
Total	$21,554	$19,375

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $3.0 million, $3.0 million and $3.2 million, respectively, of which $2.4 million, $2.0 million and $2.0 million, respectively, were included as cost of sales in the Company’s Consolidated Income Statements.

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

Operating lease expense of $1.9 million, $1.7 million and $2.6 million, for the years ended December 31, 2024, 2023 and 2022, respectively, is included in Selling, general and administrative expenses on the consolidated income statements.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2024.

Maturity of Lease Payments	December 31, 2024
(in thousands)
-2025	2,477
-2026	2,301
-2027	1,823
-2028	656
-2029	547
-Thereafter	552
Total undiscounted operating lease payments	8,356
Less imputed interest	(1,478)
Present value of operating lease liabilities	$6,878

Balance Sheet Classification

December 31,	2024	2023
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,961	$1,898
Long-term lease liabilities	4,917	4,790
Total operating lease liabilities	$6,878	$6,688

Other Information

December 31,	2024		2023
Weighted-average remaining term for operating leases	2.87	years	2.92	years
Weighted-average discount rate for operating leases	8.45%		8.27%

Supplemental cash flow and non-cash information related to leases

December 31,	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$1,918	$1,782
Right of use assets obtained in exchange for new operating lease liabilities	$2,113	$1,020

Note 7 - Income taxes

Income tax expense for the years ended December 31, 2024, 2023 and 2022 was $7.6 million, $17.6 million and $13.4 million, respectively. The income tax expense for each of the years ended December 31, 2024, 2023 and 2022 were provided for federal and state income tax at statutory rates applied to the pre-tax income for each of the periods.

The following summarizes the provision for income taxes:

Years Ended December 31,	2024	2023	2022
(in thousands)

Current:
Federal	$6,223	$10,319	$11,995
State and local	1,898	2,940	2,835
	8,121	13,259	14,830
Deferred:
Federal	(222)	3,667	(323)
State and local	(260)	647	(1,126)
	(482)	4,314	(1,449)
Expense for income taxes	$7,639	$17,573	$13,381

Reconciliation of the Company’s actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2024	2023	2022
Income tax rates
- Statutory U.S. federal rate	21%	21%	21%
- State income taxes, net of federal benefit	4%	4%	4%
- Excess tax benefits related to stock compensation	0%	(1)%	(1)%
- 162m limitation	1%	1%	1%
- Change in valuation allowance	0%	0%	(13)%
- Other true-up	(2)%	0%	(1)%
Total	24%	25%	11%

For the year ended December 31, 2024, the Company had no federal NOL carryforwards. For the year ended December 31, 2024, the Company had state tax NOL carryforwards of approximately $1.4 million, expiring in various years.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31,	2024	2023
(in thousands)
Deferred tax assets (liabilities):
- Reserve for credit losses	$271	$497
- Inventory reserve	1,504	687
-Non qualified stock options	796	529
- NOL	112	—
- Accrued expenses	202	82
Total Deferred income tax assets	$2,885	$1,795

Deferred tax liabilities:

- Depreciation and amortization	(6,961)	(6,353)
Total deferred tax liabilities	(6,961)	(6,353)
Net deferred tax liabilities	$(4,076)	$(4,558)

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets, and therefore the need for valuation allowances, on a quarterly basis. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

The Company’s 2020 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2024, the state statutes of limitations remain open for tax years subsequent to 2019. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Note 8 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the years ended December 31, 2024, 2023 and 2022.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there are no impairment indicators related to intangible assets.

At December 31, 2024 the Company had $62.3 million of goodwill, of which $14.5 million is attributable to the acquisition of USA Refrigerants on June 6, 2024 and at December 31, 2023 the Company had $47.8 million of goodwill.

The Company’s other intangible assets consist of the following:

		December 31, 2024			December 31, 2023
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	930	876	54	870	$798	72
Customer relationships	2 – 12	32,680	20,246	12,434	31,560	17,151	14,409
Above market leases	13	567	321	246	567	277	290
Trade name	5	1,540	174	1,366	—	—	—
Total identifiable intangible assets		$35,717	$21,617	$14,100	$32,997	$18,226	$14,771

The amortization of intangible assets for the years ended December 31, 2024, 2023 and 2022, were $3.4 million, $2.8 million and $2.8 million, respectively. Future estimated amortization expense is as follows: 2025 - $3.4 million, 2026- $3.1 million, 2027-$2.8 million, 2028- $2.8 million, 2029-$2.0 million.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

December 31,	2024	2023
(in thousands)
Accrued expenses	$12,320	$12,256
Cylinder deposits	19,426	17,225
Lease obligations	1,961	1,893
Other current liabilities	106	163
Total	$33,813	$31,537

Note 10 - Short-term and long-term debt

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

At December 31, 2024, the Company had borrowing availability of approximately $75 million from the Amended Wells Fargo Facility and no balance was outstanding.

The Company evaluated the Amended Wells Fargo Facility in accordance with the provisions of ASC 470 to determine if the amendment and restatement was a modification or an extinguishment of debt and concluded that the amendment and restatement was a modification of the original revolving credit facility for accounting purposes. As a result, the Company capitalized an additional $0.9 million of deferred financing costs in connection with the amendment and restatement, which, along with the $0.2 million of remaining deferred financing costs of the original revolving facility, is being amortized over the five year term of the Amended Wells Fargo Facility.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of December 31, 2024.

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

Note 11 - Commitments and contingencies

Rents and operating leases

The Company utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties:

		Lease
	Annual	Expiration
Location	Rent	Date
Baton Rouge, Louisiana	$31,000	7/2026
Champaign, Illinois	$661,000	12/2027
Champaign, Illinois (2nd location)	$349,000	9/2026
Charlotte, North Carolina	$37,000	5/2025
Escondido, California	$249,000	6/2027
Long Beach, California	$28,800	2/2025*
Ontario, California	$180,000	12/2027
Riverside, California	$27,000	Month to Month
Rantoul, Illinois	$36,000	Month to Month
Smyrna, Georgia	$501,400	7/2030
Stony Point, New York	$122,000	6/2026
Woodcliff Lake, New Jersey	$315,000	8/2027

*Lease was renewed on March 3, 2025

The Company rents properties and various equipment under operating leases. Operating lease expense for the years ended December 31, 2024, 2023 and 2022 totaled approximately $1.9 million, $1.7 million and $2.6 million. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Note 12 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2024, 2023 and 2022, the share-based compensation expense of $0.8 million, $2.3 million and $0.9 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated Income Statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2024 there were 7,187,790 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

Effective June 12, 2024, the Company adopted its 2024 Stock Incentive Plan (“2024 Plan”) pursuant to which 3,000,000 shares of common stock were reserved for issuance (i) upon the exercise of options, designated as either ISOs under the Code or nonqualified options, or (ii) as stock, deferred stock or other stock - based awards. ISOs may be granted under the 2024 Plan to employees and officers of the Company. Non - qualified options, stock, deferred stock or other stock - based awards may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Stock appreciation rights may also be issued in tandem with stock options. Unless the 2024 Plan is sooner terminated, the ability to grant options or other awards under the 2024 Plan will expire on June 12, 2034.

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

Year ended
December 31,	2024	2023	2022
Assumptions
Dividend yield	0%	0%	0%
Risk free interest rate	4.24%-4.29%	3.69%-4.89%	1.84%-4.27%
Expected volatility	77.69%-80.62%	71.73%-94%	91%-94%
Expected lives	1.5 years	1.5-2.0 years	1.5-2.75 years

The expected stock price volatility is based on the implied volatilities from traded options on our stock, historical volatility of our stock and other factors.

A summary of the activity for the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
Stock Options and Stock Appreciation Rights	Shares	Exercise Price
Outstanding at December 31, 2021	2,604,023	$1.03
-Cancelled	(11,781)	$3.75
-Exercised	(583,273)	$1.15
-Granted (1)	381,181	$4.33
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(48,268)	$5.67
-Exercised	(296,973)	$2.68
-Granted (2)	602,526	$10.02
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(10,176)	$4.54
-Exercised	(39,402)	$7.24
-Granted (3)	133,371	$10.85
Outstanding at December 31, 2024	2,731,228	$3.63

(1)	Options to purchase 381,181 shares were granted in 2022, of which options to purchase 40,588 shares vested immediately in 2022 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(2)	Options to purchase 584,826 shares were granted in 2023, of which options to purchase 337,727 shares vested immediately in 2023 and the remainder vested 50% immediately and 50% one year after the date of the grants. In addition, 17,700 stock appreciation rights were granted in January 2023 with a six- month vesting period.
(3)	Options to purchase 133,371 shares were granted in 2024, of which options to purchase 111,975 shares vested immediately in 2024 and the remainder vested 50% immediately and 50% one year after the date of the grants.

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2024 and 2023 of:

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2024	Options	Life (Years)	Exercise Price
Options outstanding and vested	2,713,522	3.26	$3.55

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2023	Options	Life(Years)	Exercise Price
Options outstanding and vested	2,400,336	4.47	$2.60

The intrinsic values of options outstanding at December 31, 2024 and 2023 are $8.6 million and $26.9 million, respectively.

The intrinsic value of options unvested at December 31, 2024 and 2023 are $0.0 million and $0.8 million, respectively. As of December 31, 2024 there was $0.0 million of unrecognized share based compensation expense related to non-vested options.

The intrinsic values of options vested and exercised during the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Intrinsic value of options vested	$—	$2,886,080	$1,249,506
Intrinsic value of options exercised	$184,282	$2,565,056	$4,051,422

Note 13 – Benefit Plan

The Company maintains a 401(k)-benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions may be matched in part by discretionary contributions by the Company. The matching contributions for 2024, 2023 and 2022 were $706,181, $561,852, and $472,002, respectively, and are included in Selling, general and administrative expenses on the consolidated income statements.

Note 14 – Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.6 million as of June 6, 2024 and December 31, 2024 , which is recorded in other short-term liabilities on the consolidated balance sheet.

The following table summarizes the final fair values of the assets acquired and liabilities assumed from the USA Refrigerants Acquisition:

Consideration

Cash	$20,670
Contingent consideration	1,600
Total consideration transferred	$22,270

Identifiable assets acquired

	Amortization life	Fair Value
	(in months)	(in thousands)
Inventories		$5,073
Covenant not to compete	60	60
Customer relationships	24	1,120
Tradename	60	1,540
Total identified assets		7,793
Goodwill		14,477
Total net assets acquired		$22,270

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital. The customer relationships were valued using the multi-period excess-earnings method, a form of the income approach.

The acquisition resulted in the recognition of $14.5 million of goodwill, which will be deductible for tax purposes. Goodwill largely consists of expected growth in revenue from new customer acquisitions over time.

The Company reflected revenue and net income in its consolidated statement of income related to the USA Refrigerants Acquisition for the period from the acquisition date through December 31, 2024, as follows:

Twelve months ended December 31,	2024
(in thousands)
Revenues	$6,060
Net income	$1,593

The following table provides unaudited pro forma total revenues and results of operations for the year ended December 31, 2024, 2023 and 2022 as if USA Refrigerants had been acquired on January 1, 2022. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition been completed at the beginning of 2022, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

	2024	2023	2022
(in thousands)
Revenue	$246,395	$299,150	$351,787
Net Income	25,850	53,845	111,446

In relation to the USA Refrigerants Acquisition, the Company incurred $0.3 million of acquisition costs which are included in selling, general and administrative expenses within the consolidated statement of income for the year ended December 31, 2024.

Note 15 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company may now repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) Purchases will be funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the year ended December 31, 2024, the Company repurchased 1,244,076 shares, totaling $8,145,594, at an average price of $6.55 per share. These repurchased shares were retired during the year ended December 31, 2024. In January 2025, the Company repurchased 259,266 shares, totaling $1,535,286 at an average price of $5.92 per share.

Note 16 – Segment information

The Company determines operating segments based on how its CODM manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM are its Chief Executive Officer, Chief Financial Officer and Senior Vice President of Sales and Marketing, who review its operating results on a consolidated basis. The Company operates in one segment and has one reportable segment.

The Company’s CODM use consolidated net income, as shown on the consolidated income statements as the measure of segment profitability. The CODM use net income to evaluate the Company’s ongoing operations and for internal planning and forecasting purposes. This analysis is used in making strategic investment decisions. The Company’s measure of segment assets is reported on the consolidated balance sheets as total assets.

	Year ended December 31,
	2024	2023	2022
Revenues	$237,118	$289,025	$325,225
Less:
Cost of materials and plant overhead	157,508	163,701	151,953
Payroll expense and benefits	31,625	28,186	27,467
Interest (income) expense – net	(476)	8,352	14,327
Depreciation and amortization	6,387	5,782	5,977
Professional fees	6,720	4,423	3,848
Other operating expenses[1]	5,577	8,761	4,471
Income taxes	7,639	17,573	13,381
Other income	(2,250)	—	—

Net income	$24,388	$52,247	$103,801

1Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM reviews these items in aggregate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman
Brian F. Coleman, Chairman and Chief Executive Officer

Date:	March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian F. Coleman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2025
Brian F. Coleman

/s/ Brian J. Bertaux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025
Brian J. Bertaux

/s/ Vincent P. Abbatecola	Director	March 12, 2025
Vincent P. Abbatecola

/s/ Nicole Bulgarino	Director	March 12, 2025
Nicole Bulgarino

/s/ Kathleen L. Houghton	Director	March 12, 2025
Kathleen L. Houghton

/s/ Loan Mansy	Director	March 12, 2025
Loan Mansy

/s/ Richard Parrillo	Director	March 12, 2025
Richard Parrillo

/s/ Eric A. Prouty	Director	March 12, 2025
Eric A. Prouty