Form 10-Q
period 2025-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2025-05-09
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	43,480,721 shares
Class	Outstanding at April 30, 2025

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,048	$70,134
Trade accounts receivable – net of allowance for credit losses of $822 and $1,079, respectively	27,452	13,629
Inventories	78,299	96,247
Income tax receivable	5,750	6,284
Prepaid expenses and other current assets	8,795	9,218
Total current assets	201,344	195,512

Property, plant and equipment, less accumulated depreciation	22,236	21,554
Goodwill	62,280	62,280
Intangible assets, less accumulated amortization	13,278	14,100
Right of use asset	6,419	6,878
Other assets	2,328	2,328
Total Assets	$307,885	$302,652

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$11,271	$8,692
Accrued expenses and other current liabilities	36,388	33,813
Accrued payroll	3,133	3,704
Other short-term liabilities	1,600	1,600
Total current liabilities	52,392	47,809
Deferred tax liability	4,253	4,076
Long-term lease liabilities	4,418	4,917
Total Liabilities	61,063	56,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 43,975,786 and 44,284,374 respectively	440	443
Additional paid-in capital	109,009	110,792
Retained earnings	137,373	134,615
Total Stockholders’ Equity	246,822	245,850

Total Liabilities and Stockholders’ Equity	$307,885	$302,652

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months
	ended March 31,
	2025	2024
Revenues	$55,343	$65,250
Cost of sales	43,275	43,829
Gross profit	12,068	21,421

Operating expenses:
Selling, general and administrative	8,170	7,947
Amortization	823	698
Total operating expenses	8,993	8,645

Operating income	3,075	12,776

Interest (income) expense	(576)	214

Income before income taxes	3,651	12,562

Income tax expense	893	3,000

Net income	$2,758	$9,562

Net income per common share – Basic	$0.06	$0.21
Net income per common share – Diluted	$0.06	$0.20
Weighted average number of shares outstanding – Basic	44,057,774	45,509,423
Weighted average number of shares outstanding – Diluted	45,621,413	47,468,520

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2024	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	8,545	—	—	—	—

Excess tax benefits from exercise of stock options	—	—	(3)	—	(3)

Share - based compensation	—	—	279	—	279

Net income	—	—	—	9,562	9,562

Balance at March 31, 2024	45,510,925	$455	$118,367	$119,789	$238,611

Balance at January 1, 2025	44,284,374	$443	$110,792	$134,615	$245,850

Repurchase of common shares	(308,588)	(3)	(1,828)	—	(1,831)

Share - based compensation	—	—	45	—	45

Net income	—	—	—	2,758	2,758

Balance at March 31, 2025	43,975,786	$440	$109,009	$137,373	$246,822

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three months
	ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,758	$9,562
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	774	744
Amortization of intangible assets	823	698
Lower of cost or net realizable value inventory adjustment	549	397
Allowance for credit losses	(187)	163
Share based compensation	45	279
Amortization of deferred finance costs	56	57
Deferred tax (benefit) expense	177	(853)
Changes in assets and liabilities:
Trade accounts receivable	(13,636)	(10,930)
Inventories	17,399	6,294
Prepaid and other assets	367	(140)
Lease obligations	—	(1)
Income taxes receivable	534	3,751
Accounts payable and accrued expenses	4,497	(10,954)
Cash provided by (used in) operating activities	14,156	(933)

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,411)	(960)
Cash used in investing activities	(1,411)	(960)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1
Excess tax benefits from exercise of stock options	—	(3)
Repurchase of common shares	(1,831)	—
Cash used in financing activities	(1,831)	(2)

Increase (decrease) in cash and cash equivalents	10,914	(1,895)
Cash and cash equivalents at beginning of period	70,134	12,446
Cash and cash equivalents at end of period	$81,048	$10,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$105

Cash paid for income taxes – net	$182	$102

Property and equipment included in accrued expenses and other current liabilities	$699	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2024. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

AIM Act

The United States Environmental Protection Agency (“EPA”) issued several final rules establishing the framework to allocate allowances for virgin production and consumption of hydrofluorocarbon refrigerants (“HFCs”) that currently provide allowances through 2029. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the American Innovation and Manufacturing Act (the “ AIM Act”).

The AIM Act directs the EPA to address the reduction in virgin HFCs and provides authority to do so in three respects:

1)	phase down the production and consumption of listed HFCs,
2)	facilitate the transition to next-generation technologies, and
3)	manage these HFCs and their substitutes including reclamation of refrigerants.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at March 31, 2025 and December 31, 2024, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the three-month periods ended March 31, 2025 and 2024, the United States Defense Logistics Agency (the “DLA”) accounted greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at March 31, 2025 and March 31, 2024. Accounts receivable for the DLA totaled $6.2 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at March 31, 2025. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2024 or the quarter ended March 31, 2025.

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

Finance leases are included in property, plant and equipment in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments and commencement date to determine the present value of lease payments. When readily determinable, the Company uses the implicit rate. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses associated with operating leases and finance leases are included in selling, general and administrative expense within the consolidated statements of income.

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheets, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $20.5 million and $19.4 million at March 31, 2025 and December 31, 2024, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligation related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For both three-month periods ended March 31, 2025 and 2024 management services revenue was $0.6 million respectively, which is included within product and related sales revenue in the table below.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

Period Ended March 31,	2025	2024
(in thousands)
Product and related sales	$53,865	$63,811
RefrigerantSide ® Services	1,478	1,439
Total	$55,343	$65,250

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

As of March 31, 2025, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of March 31, 2025, the Company had state tax NOLs of approximately $1.2 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2025 and December 31, 2024, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months
	Ended March 31,
	2025	2024
Net income	$2,758	$9,562

Weighted average number of shares – basic	44,057,774	45,509,423
Shares underlying options	1,563,639	1,959,097
Weighted average number of shares outstanding – diluted	45,621,413	47,468,520

During the three-month periods ended March 31, 2025 and 2024, certain options aggregating 1,104,502 and 52,519 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Capitalized Software Development Costs

Capitalized internal-use software costs consist of costs to purchase and develop software. For software to be used solely to meet internal needs and for cloud-based applications used to deliver services, the Company capitalizes costs incurred during the application development stage and includes such costs within property, and equipment, net within the consolidated balance sheets.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023 - 09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023 - 09 will have on its consolidated financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)
(in thousands)
Refrigerants and cylinders	$87,080	$104,479
Less: net realizable value adjustments	(8,781)	(8,232)
Total	$78,299	$96,247

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31,	December 31,	Estimated
	2025	2024	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,569	3,569	25-39 years
- Cylinders	12,990	12,957	15-30 years
- Equipment	32,525	32,525	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,173	2,081	3-5 years
- Lab and computer equipment, software	3,304	3,304	2-8 years
- Furniture and fixtures	1,125	1,125	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	5,602	4,237
Subtotal	65,488	63,998
Less: Accumulated depreciation	(43,252)	(42,444)
Total	$22,236	$21,554

Depreciation expense for the three-month period ended March 31, 2025 and 2024 was $0.8 million and $0.7 million, respectively, of which $0.6 million respectively, were included as cost of sales in the Company’s Consolidated Statements of Income.

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

Operating leases are included in Right of use asset, Accrued expenses and other current liabilities, and Long-term lease liabilities on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred.

Operating lease expense of $0.5 million and $0.5 million, for the three-month period ended March 31, 2025 and 2024, respectively, is included in Selling, general and administrative expenses on the consolidated statements of income.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2025.

March 31,
Maturity of Lease Payments	2025
(in thousands)	(unaudited)
2025 (remaining)	$1,928
-2026	2,305
-2027	1,823
-2028	627
-2029	547
-Thereafter	276
Total undiscounted operating lease payments	7,506
Less imputed interest	(1,087)
Present value of operating lease liabilities	$6,419

Balance Sheet Classification

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,001	$1,961
Long-term lease liabilities	4,418	4,917
Total operating lease liabilities	$6,419	$6,878

Other Information

	March 31,		December 31,
	2025		2024
Weighted-average remaining term for operating leases	2.66	years	2.87	years
Weighted-average discount rate for operating leases	8.49%		8.45%

Supplemental cash flow and non-cash information related to leases

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$485	$1,918
Right-of-use assets obtained in exchange for new operating lease liabilities	$26	$2,113

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There was no goodwill impairment loss recognized for the three-month period ended March 31, 2025, and year ended December 31, 2024.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded the fair value of the Company’s goodwill exceeds the carrying value and there are no impairment indicators related to intangible assets.

At March 31, 2025 and December 31, 2024 the Company had $62.3 million of goodwill.

The Company’s other intangible assets consist of the following:

		March 31, 2025			December 31, 2024
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	930	879	51	930	$876	54
Customer relationships	2 – 12	32,680	20,978	11,702	32,680	20,246	12,434
Above market leases	13	567	332	235	567	321	246
Trade name	5	1,540	250	1,290	1,540	174	1,366
Total identifiable intangible assets		$35,717	$22,439	$13,278	$35,717	$21,617	$14,100

Amortization expense for the three-month period ended March 31, 2025 and 2024 was $0.8 million and $0.7 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three-month periods ended March 31, 2025 and 2024, share-based compensation expense of $0.0 million and $0.3 million, respectively, is reflected in Selling, general and administrative expenses in the Consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2025 there were an aggregate of 6,794,418 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 391,140 and 42,791 shares of common stock granted during the three – month periods ended March 31, 2025 and 2024, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(10,176)	$4.54
-Exercised	(39,402)	$7.24
-Granted (1)	135,603	$10.85
Outstanding at December 31, 2024	2,733,460	$3.63
-Granted (2)	391,140	$5.95
Outstanding at March 31, 2025	3,124,600	$3.92
(1)	Options to purchase 135,603 shares were granted in 2024, of which options to purchase 111,975 shares vested immediately in 2024 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(2)	Options to purchase 391,140 shares were granted in 2025 with cliff vesting on December 31, 2027, subject to achievement of performance-based metrics.

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2025 of:

Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
	Options	Life	Price
Options outstanding and vested	2,733,460	3.25 years	$3.63

The intrinsic value of options outstanding at March 31, 2025 and December 31, 2024 was $9.9 million and $8.6 million, respectively.

The intrinsic value of options unvested at March 31, 2025 and December 31, 2024 was $0.1 million and $0.0 million, respectively.

The intrinsic value of options exercised during the three-month period ended March 31, 2025 and 2024 were $0.0 million and $0.1 million, respectively.

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

At March 31, 2025, the Company had borrowing availability of approximately $75 million from the Amended Wells Fargo Facility and no balance was outstanding.

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

On October 23, 2024, the Borrowers and the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Second Amendment amends the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $10 million per calendar year in each of 2024 and 2025 and $5 million in any calendar year thereafter during the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions, subject to an aggregate cap of $25 million.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of March 31, 2025.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	March 31,	December 31,
	2025	2024
	(unaudited)
(in thousands)
Accrued expenses	$13,788	$12,320
Cylinder deposits	20,476	19,426
Lease obligations	2,001	1,961
Other current liabilities	123	106
Total	$36,388	$33,813

Note 10 – Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.6 million as of June 6, 2024, December 31, 2024, and March 31, 2025 which is recorded in other short-term liabilities on the consolidated balance sheet.

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

The Company reflected revenue and net income in its consolidated statement of income related to the USA Refrigerants Acquisition as follows:

Three months ended,
March 31, 2025
(unaudited)
(in thousands)
Revenues	$5,853
Net income	$1,406

The following table provides unaudited pro forma total revenues and results of operations for the periods ended March 31, 2025, and 2024 as if USA Refrigerants had been acquired on January 1, 2024. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition been completed at the beginning of 2024, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

Period Ended March 31,	2025	2024
(in thousands)
Revenue	$55,343	$69,717
Net income	$2,758	$10,734

In relation to the USA Refrigerants Acquisition, the Company incurred $0.3 million of acquisition costs which are included in selling, general and administrative expenses within the consolidated statement of income for the year ended December 31, 2024.

Note 11 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company may now repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025). Purchases will be funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the quarter ended March 31, 2025, the Company repurchased 308,588 shares, totaling $1.8 million, at an average price of $5.94 per share. These repurchased shares were retired during the quarter ended March 31, 2025. In April 2025, the Company repurchased 495,065 shares, totaling $2.7 million at an average price of $5.46 per share.

Note 12 – Segment information

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

Period Ended March 31,	2025	2024
(in thousands)
Revenues	$55,343	$65,250
Less:
Cost of materials and plant overhead	39,670	40,475
Payroll expense and benefits	8,529	7,347
Interest (income) expense	(576)	214
Depreciation and amortization	1,597	1,442
Professional fees	1,308	1,663
Other operating expenses[1]	1,164	1,547
Income taxes	893	3,000
Net income	$2,758	$9,562

1Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM reviews these items in aggregate.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facility, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2024, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Results of Operations

Three-month period ended March 31, 2025 as compared to the three-month period ended March 31, 2024

Revenues for the three-month period ended March 31, 2025 were $55.3 million, a decrease of $10.0 million or 15% from the $65.3 million reported during the comparable 2024 period. The decrease is primarily due to a 20% decrease in selling prices of certain refrigerant sold which was partially offset by an increase in sales volume.

Gross profit and gross margin for the three-month period ended March 31, 2025, were $12.1 million and 22% respectively, a decrease of $9.3 million and 11% respectively from the $21.4 million and 33% reported during the comparable 2024 period.  The gross margin compression in the 2025 quarter was primarily a result of the lower selling prices of certain refrigerant sold.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2025 were $8.2 million, an increase of $0.3 million from the $7.9 million reported during the comparable 2024 period due to an increase in personnel costs.

Amortization expense for the three-month periods ended March 31, 2025 and 2024 was $0.8 million and $0.7 million, respectively.

Interest expense (income) for the three-month period ended March 31, 2025 was ($0.6) million, compared to the Interest expense of $0.2 million reported during the comparable 2024 period. The Company did not have any interest income in prior period.

The Company’s income tax expense for the three-month period ended March 31, 2025 and March 31, 2024 was $0.9 million and $3.0 million, respectively. The Company’s effective tax rate for the three-month period ended March 31, 2025 and March 31, 2024 was 24.5% and 23.9%, respectively. For the three-month period ended March 31, 2025 and March 31, 2024, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended March 31, 2025 was $2.8 million, a decrease of $6.8 million from the $9.6 million of net income reported during the comparable 2024 period, primarily due to lower revenues, as described above.

Liquidity and Capital Resources

At March 31, 2025, the Company had working capital, which represents current assets less current liabilities, of $149.0 million, an increase of $1.3 million from the working capital of $147.7 million at December 31, 2024. The increase in working capital is primarily attributable to a rise in cash.

Inventories and trade receivables are principal components of current assets. At March 31, 2025, the Company had inventories of $78.3 million, a decrease of $17.9 million from $96.2 million at December 31, 2024. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (virgin production currently in the process of being phased down) and HFO refrigerants.

At March 31, 2025, the Company had trade receivables, net of allowance for credit losses, of $27.5 million, an increase of $13.9 million from $13.6 million at December 31, 2024, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the three-month period ended March 31, 2025 was $14.2 million, when compared to net cash used in operating activities of $0.9 million for the comparable 2024 period. The increase is due to timing of accounts receivable, inventories, accounts payable and accrued expenses.

Net cash used in investing activities for the three-month period ended March 31, 2025 was $1.4 million compared with net cash used in investing activities of $1.0 million for the comparable 2024 period, mainly due to timing of capital expenditures related to capitalization of the Company’s ERP system.

Net cash used in financing activities for the three-month period ended March 31, 2025 was $1.8 million compared with net cash used in financing activities of $0.0 million for the comparable 2024 period. For the period ended March 31, 2025, the Company repurchased 308,588 shares of its common stock, at a cost of $1.8 million.

At March 31, 2025, cash and cash equivalents were $81.0 million, or approximately $10.9 million higher than the $70.1 million of cash and cash equivalents at December 31, 2024.

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

On October 23, 2024, the Borrowers and the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Second Amendment amends the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $10 million per calendar year in each of 2024 and 2025 and $5 million in any calendar year thereafter during the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions, subject to an aggregate cap of $25 million.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of March 31, 2025.

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

For the three-month periods ended March 31, 2025 and 2024, the United States Defense Logistics Agency (the “DLA”) accounted greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at March 31, 2025 and March 31, 2024. Accounts receivable for the DLA totaled $6.2 million and $11.9 million as of March 31, 2025 and March 31, 2024, respectively.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $75 million secured facility with a $0.0 million outstanding balance as of March 31, 2025. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024. There have been no material changes to such matters during the quarter ended March 31, 2025.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share	Program	of dollars) (2)
	—	—	—	$10.0
January 1-31, 2025	259,266	$5.92	259,266	$8.5
February 1-28, 2025	—	—	—	$8.5
March 1-31, 2025	49,322	$5.99	49,322	$8.2
Total	308,588	$5.94	308,588	$8.2
(1)	On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10 million in shares of the Company’s common stock during 2024 and 2025 (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, and future cash flow.
(2)	On October 25, 2024, the Company announced that its Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company may now purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).

Item 5 – Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2025.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	May 9, 2025
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Brian J. Bertaux	May 9, 2025
	Brian J. Bertaux	Date
Chief Financial Officer