Form 10-Q
period 2025-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2025-08-01
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	43,668,370 shares
Class	Outstanding at July 16, 2025

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,293	$70,134
Trade accounts receivable – net of allowance for credit losses of $853 and $1,079, respectively	35,883	13,629
Inventories	77,683	96,247
Income tax receivable	3,094	6,284
Prepaid expenses and other current assets	11,634	9,218
Total current assets	212,587	195,512

Property, plant and equipment, less accumulated depreciation	22,219	21,554
Goodwill	62,280	62,280
Intangible assets, less accumulated amortization	12,455	14,100
Right of use asset	5,960	6,878
Other assets	2,352	2,328
Total Assets	$317,853	$302,652

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$13,181	$8,692
Accrued expenses and other current liabilities	37,940	33,813
Accrued payroll	2,083	3,704
Other short-term liabilities	1,600	1,600
Total current liabilities	54,804	47,809
Deferred tax liability	4,331	4,076
Long-term lease liabilities	3,939	4,917
Total Liabilities	63,074	56,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 43,652,459 and 44,284,374, respectively	437	443
Additional paid-in capital	106,801	110,792
Retained earnings	147,541	134,615
Total Stockholders’ Equity	254,779	245,850

Total Liabilities and Stockholders’ Equity	$317,853	$302,652

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024
Revenues	$72,849	$75,282	$128,192	$140,532
Cost of sales	50,038	52,711	93,313	96,540
Gross profit	22,811	22,571	34,879	43,992

Operating expenses:
Selling, general and administrative	9,265	9,013	17,435	16,960
Amortization	822	760	1,645	1,458
Total operating expenses	10,087	9,773	19,080	18,418

Operating income	12,724	12,798	15,799	25,574

Interest (income) expense	(651)	152	(1,227)	366

Income before income taxes	13,375	12,646	17,026	25,208

Income tax expense	3,207	3,061	4,100	6,061

Net income	$10,168	$9,585	$12,926	$19,147

Net income per common share – Basic	$0.23	$0.21	$0.29	$0.42
Net income per common share – Diluted	$0.23	$0.20	$0.28	$0.40
Weighted average number of shares outstanding – Basic	43,631,187	45,513,445	43,843,302	45,511,434
Weighted average number of shares outstanding – Diluted	45,157,911	47,275,901	45,390,662	47,377,534

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at April 1, 2024	45,510,925	$455	$118,367	$119,789	$238,611

Issuance of common stock upon exercise of stock options	5,221	—	—	—	—

Share - based compensation	—	—	472	—	472

Net income	—	—	—	9,585	9,585

Balance at June 30, 2024	45,516,146	$455	$118,839	$129,374	$248,668

Balance at April 1, 2025	43,975,786	$440	$109,009	$137,373	$246,822

Issuance of common stock upon exercise of stock options	171,738	2	(2)	—	—

Repurchase of common shares	(495,065)	(5)	(2,699)	—	(2,704)

Share - based compensation	—	—	493	—	493

Net income	—	—	—	10,168	10,168

Balance at June 30, 2025	43,652,459	$437	$106,801	$147,541	$254,779

Six Months Ended June 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2024	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	13,766	—	—	—	—

Excess tax benefits from exercise of stock options	—	—	(3)	—	(3)

Share - based compensation	—	—	751	—	751

Net income	—	—	—	19,147	19,147

Balance at June 30, 2024	45,516,146	$455	$118,839	$129,374	$248,668

Balance at January 1, 2025	44,284,374	$443	$110,792	$134,615	$245,850

Issuance of common stock upon exercise of stock options	171,738	2	(2)	—	—

Repurchase of common shares	(803,653)	(8)	(4,527)	—	(4,535)

Share - based compensation	—	—	538	—	538

Net income	—	—	—	12,926	12,926

Balance at June 30, 2025	43,652,459	$437	$106,801	$147,541	$254,779

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six months
	ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$12,926	$19,147
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,502	1,564
Amortization of intangible assets	1,645	1,458
Impairment of long lived assets	—	441
Lower of cost or net realizable value inventory adjustment	512	1,983
Allowance for credit losses	(120)	44
Share based compensation	538	751
Amortization of deferred finance costs	113	114
Deferred tax expense (benefit)	255	(380)
Changes in assets and liabilities:
Trade accounts receivable	(22,134)	(2,565)
Inventories	18,052	33,811
Prepaid and other assets	(2,553)	(2,776)
Lease obligations	(1)	(2)
Income taxes receivable	3,190	2,887
Accounts payable and accrued expenses	6,644	(15,642)
Cash provided by operating activities	20,569	40,835

Cash flows from investing activities:
Payments for acquisition	—	(20,670)
Additions to property, plant, and equipment	(1,875)	(2,085)
Cash used in investing activities	(1,875)	(22,755)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1
Excess tax benefits from exercise of stock options	—	(3)
Repurchase of common shares	(4,535)	—
Cash used in financing activities	(4,535)	(2)

Increase in cash and cash equivalents	14,159	18,078
Cash and cash equivalents at beginning of period	70,134	12,446
Cash and cash equivalents at end of period	$84,293	$30,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$256	$311
Cash paid for income taxes – net	$655	$3,554

Property and equipment included in accrued expenses and other current liabilities	$905	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2024. Operating results for the six-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

USA Refrigerants is a leading refrigerant distributor and distributes, reclaims and packages refrigerant gases for a variety of end uses. Potential benefits of the USA Refrigerants Acquisition include (i) providing a broader customer network which will provide the Company with increased access to refrigerant for reclamation and strengthen the Company’s refrigerant distribution capabilities; (ii) adding incremental access to recovered pounds of refrigerants for sale in future periods to support the growth in reclamation; and (iii) enhancing the Company’s geographic footprint in the United States.

AIM Act

The United States Environmental Protection Agency (“EPA”) issued several final rules establishing the framework to allocate allowances for production and consumption of newly manufactured hydrofluorocarbon refrigerants (“HFCs”) and has provided allowances through 2029. The EPA is responsible for the administration of the HFC phase down enacted by Congress under the American Innovation and Manufacturing Act (the “AIM Act”). There are no restrictions placed on the reclamation of HFC refrigerants.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at June 30, 2025 and December 31, 2024, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the six-month periods ended June 30, 2025 and 2024, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at June 30, 2025 and June 30, 2024. Revenue from the DLA totaled $17.7 million and $18.8 million for the six-month periods ended June 30, 2025 and June 30, 2024. Accounts receivable from the DLA totaled $3.6 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at June 30, 2025. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2024 or the six months ended June 30, 2025.

Leases

The Company determines if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to use and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, the Company includes operating leases in right-of-use (“ROU”) assets, and long-term lease liabilities in its consolidated balance sheets.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheets, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $22.0 million and $19.4 million at June 30, 2025 and December 31, 2024, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligation related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For both six-month periods ended June 30, 2025 and 2024 management services revenue was $1.2 million respectively, which is included within product and related sales revenue in the table below.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2025	2024	2025	2024
(in thousands)
Product and related sales	$70,512	$72,987	$124,377	$136,798
RefrigerantSide ® Services	$2,337	$2,295	$3,815	$3,734
Total	$72,849	$75,282	$128,192	$140,532

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

As of June 30, 2025, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of June 30, 2025, the Company had state tax NOLs of approximately $0.8 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. As the legislation was signed into law after the close of the Company’s second quarter, its impacts are not reflected in the Company’s results for the six months ended June 30, 2025. The Company is in the process of evaluating the OBBBA and has not estimated its financial impact at this time.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2025 and December 31, 2024, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2025	2024	2025	2024
Net income	$10,168	$9,585	$12,926	$19,147

Weighted average number of shares – basic	43,631,187	45,513,445	43,843,302	45,511,434
Shares underlying options	1,526,724	1,762,456	1,547,360	1,866,100
Weighted average number of shares – diluted	45,157,911	47,275,901	45,390,662	47,377,534

During the three-month periods ended June 30, 2025 and 2024, certain options aggregating 767,172 and 505,585 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six-month periods ended June 30, 2025 and 2024, certain options aggregating 767,172 and 59,963 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Capitalized Software Development Costs

Capitalized internal-use software costs consist of costs to purchase and develop software. For software to be used solely to meet internal needs and for cloud-based applications used to deliver services, the Company capitalizes costs incurred during the application development stage and includes such costs within property, plant and equipment, net within the consolidated balance sheets.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)
(in thousands)
Refrigerants and cylinders	$85,950	$104,479
Less: net realizable value adjustments	(8,267)	(8,232)
Total	$77,683	$96,247

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30,	December 31,	Estimated
	2025	2024	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,591	3,569	25-39 years
- Cylinders	12,914	12,957	15-30 years
- Equipment	32,530	32,525	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,250	2,081	3-5 years
- Lab and computer equipment, software	3,304	3,304	2-8 years
- Furniture and fixtures	1,125	1,125	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	6,206	4,237
Subtotal	66,120	63,998
Less: Accumulated depreciation	(43,901)	(42,444)
Total	$22,219	$21,554

Depreciation expense for the six-month periods ended June 30, 2025 and 2024 was $1.5 million and $1.6 million, respectively, of which $1.2 million respectively, were included as cost of sales in the Company’s Consolidated Statements of Income.

Note 5 - Leases

The Company has various lease agreements with terms up to 11 years, including leases of buildings and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. common area maintenance, charges, utilities and property taxes). The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its assessment on whether a contract contains a lease, and its initial direct costs for any leases that existed prior to the adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated income statements on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value, guarantees or material restrictive covenants.

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

Operating lease expense of $0.9 million, for each of the six-month periods ended June 30, 2025 and 2024, respectively, is included in Selling, general and administrative expenses on the consolidated statements of income.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2025.

June 30,
Maturity of Lease Payments	2025
(in thousands)	(unaudited)
2025 (remaining)	$1,301
-2026	2,305
-2027	1,823
-2028	627
-2029	547
-Thereafter	276
Total undiscounted operating lease payments	6,879
Less imputed interest	(920)
Present value of operating lease liabilities	$5,959

Balance Sheet Classification

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,020	$1,961
Long-term lease liabilities	3,939	4,917
Total operating lease liabilities	$5,959	$6,878

Other Information

	June 30,		December 31,
	2025		2024
Weighted-average remaining term for operating leases	2.51	years	2.87	years
Weighted-average discount rate for operating leases	8.53%		8.45%

Supplemental cash flow and non-cash information related to leases

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$943	$1,918
Right-of-use assets obtained in exchange for new operating lease liabilities	$26	$2,113

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There was no goodwill impairment loss recognized for the six-month period ended June 30, 2025, and year ended December 31, 2024.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded the fair value of the Company’s goodwill exceeds the carrying value and there are no impairment indicators related to intangible assets.

At June 30, 2025 and December 31, 2024 the Company had $62.3 million of goodwill.

The Company’s other intangible assets consist of the following:

		June 30, 2025			December 31, 2024
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	930	882	48	930	$876	54
Customer relationships	2 – 12	32,680	21,711	10,969	32,680	20,246	12,434
Above market leases	13	567	343	224	567	321	246
Trade name	5	1,540	326	1,214	1,540	174	1,366
Total identifiable intangible assets		$35,717	$23,262	$12,455	$35,717	$21,617	$14,100

Amortization expense for the six-month periods ended June 30, 2025 and 2024 was $1.6 million and $1.5 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six-month periods ended June 30, 2025 and 2024, share-based compensation expense of $0.5 million and $0.7 million, respectively, is reflected in Selling, general and administrative expenses in the Consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2025 there were an aggregate of 6,706,835 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 459,630 and 133,371 shares of common stock granted during the six – month periods ended June 30, 2025 and 2024, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(10,176)	$4.54
-Exercised	(39,402)	$7.24
-Granted (1)	135,603	$10.85
Outstanding at December 31, 2024	2,733,460	$3.63
-Cancelled	(22,956)	$9.86
-Exercised	(216,784)	$1.62
-Granted (2)	459,630	$6.23
Outstanding at June 30, 2025	2,953,350	$4.16
(1)	Options to purchase 135,603 shares were granted in 2024, of which options to purchase 111,975 shares vested immediately in 2024 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(2)	Options to purchase 459,630 shares were granted in 2025, of which options to purchase 68,490 shares vested immediately in 2025, while the remainder are subject to cliff vesting on December 31, 2027, contingent upon the achievement of performance-based metrics.

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2025 of:

Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
	Options	Life	Price
Options outstanding and vested	2,562,210	3.01 years	$3.88

The intrinsic value of options outstanding at June 30, 2025 and December 31, 2024 was $13.2 million and $8.6 million, respectively.

The intrinsic value of options unvested at June 30, 2025 and December 31, 2024 was $0.8 million and $0.0 million, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 were $1.3 million and $0.2 million, respectively.

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers: (i) immediately borrowed $15 million in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) could initially borrow from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also initially contained a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has a $0.9 million letter of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

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

On June 23, 2025, the Borrowers and the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Third Amendment reduced the amount of Revolving Loans that may be made under the Amended Wells Fargo Facility from $75 million to $40 million, and also provided for the reduction of the letter of credit sublimit from $2 million to $1.5 million. The Third Amendment also amended certain other thresholds and sub-limits in the Amended Wells Fargo Facility, as further specified therein.

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

At June 30, 2025, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of June 30, 2025.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	June 30,	December 31,
	2025	2024
	(unaudited)
(in thousands)
Accrued expenses	$13,741	$12,320
Cylinder deposits	21,951	19,426
Lease obligations	2,020	1,961
Other current liabilities	228	106
Total	$37,940	$33,813

Note 10 – Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.6 million as of June 6, 2024, December 31, 2024, and June 30, 2025 which is recorded in other short-term liabilities on the consolidated balance sheet.

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

The following table provides unaudited pro forma total revenues and results of operations for the periods ended June 30, 2025 and 2024 as if USA Refrigerants had been acquired on January 1, 2022. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition been completed at the beginning of 2022, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2025	2024	2025	2024
(in thousands)
Revenues	$72,849	$79,749	$128,192	$149,465
Net Income	$10,168	$10,757	$12,926	$21,491

In relation to the USA Refrigerants Acquisition, the Company incurred acquisition costs of $0.0 million and $0.3 million for the six-month periods ended June 30, 2025 and 2024, respectively, which are included in selling, general and administrative expenses in the consolidated statements of income.

Note 11 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company may now repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025). Purchases will be funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three-month period ended June 30, 2025, the Company repurchased 495,065 shares, totaling $2.7 million, at an average price of $5.46 per share. During the six-month period ended June 30, 2025, the Company repurchased 803,653 shares, totaling $4.5 million, at an average price of $5.64 per share. The average prices paid for these shares do not include commissions. These repurchased shares were retired.

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

Six-Month Period Ended June 30,	2025	2024
(in thousands)
Revenues	$128,192	$140,532
Less:
Cost of materials and plant overhead	85,887	89,644
Payroll expense and benefits	16,693	15,522
Interest (income) expense	(1,227)	366
Depreciation and amortization	3,147	3,022
Professional fees	2,787	3,102
Other operating expenses[1]	3,879	3,668
Income taxes	4,100	6,061
Net income	$12,926	$19,147

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

Results of Operations

Three-month period ended June 30, 2025 as compared to the three-month period ended June 30, 2024

Revenues for the three-month period ended June 30, 2025 were $72.8 million, a decrease of $2.5 million or 3% from the $75.3 million reported during the comparable 2024 period. The decrease is primarily due to lower volume of refrigerants sold, as a result of a slower start to the cooling season in the North-East and Mid-West reflecting milder weather through the beginning of June, which was partially offset by an increase in the average sales price of refrigerants sold.

Gross profit and gross margin for the three-month period ended June 30, 2025, were $22.8 million and 31% respectively, an increase of $0.2 million and 1% respectively from the $22.6 million and 30% reported during the comparable 2024 period. The increase was primarily driven by an increase in the average sales price of refrigerants.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2025 were $9.3 million, an increase of $0.3 million from the $9.0 million reported during the comparable 2024 period due to an increase in staffing costs.

Amortization expense for the three-month periods ended June 30, 2025 and 2024 was $0.8 million.

Net interest income for the three-month period ended June 30, 2025 was $0.7 million, compared to net interest expense of $0.2 million reported during the comparable 2024 period reflecting the Company’s unlevered balance sheet and higher cash position.

The income tax expense for the three-month period ended June 30, 2025 was $3.2 million compared to income tax expense of $3.1 million for the three-month period ended June 30, 2024. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended June 30, 2025 was $10.2 million, an increase of $0.6 million from the $9.6 million of net income reported during the comparable 2024 period primarily due to the increased average selling prices for refrigerants sold, partially offset by a decrease in refrigerant sales volume.

Six-month period ended June 30, 2025 as compared to the six-month period ended June 30, 2024

Revenues for the six-month period ended June 30, 2025 were $128.2 million, a decrease of $12.3 million or 9% from the $140.5 million reported during the comparable 2024 period. The decrease was attributable to both lower selling prices and slightly lower volume of refrigerants sold.

Gross profit and gross margin for the six-month period ended June 30, 2025, were $34.9 million and 27% respectively, a decrease of $9.2 million and 4% respectively from the $44.0 million and 31% reported during the comparable 2024 period. The gross margin reduction in the 2025 period was primarily a result of the lower average selling prices of refrigerants sold.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2025 were $17.4 million, an increase of $0.4 million from the $17.0 million reported during the comparable 2024 period. The increase in SG&A was primarily due to an increase in staffing.

Amortization expense for the six-month periods ended June 30, 2025 and 2024 was $1.6 million and $1.5 million, respectively.

Net interest income for the six-month period ended June 30, 2025 was $1.2 million, compared to net interest expense of $0.4 million reported during the comparable 2024 period reflecting the Company’s unlevered balance sheet and higher cash position.

The income tax expense for the six-month period ended June 30, 2025 was $4.1 million compared to income tax expense of $6.1 million for the six-month period ended June 30, 2024. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the six-month period ended June 30, 2025 was $12.9 million, a decrease of $6.2 million from the $19.1 million of net income reported during the comparable 2024 period. The decrease was attributable to both lower selling prices and slightly lower sales volume of refrigerants sold and higher SG&A costs, as described above.

Liquidity and Capital Resources

At June 30, 2025, the Company had working capital, which represents current assets less current liabilities, of $157.8 million, an increase of $10.1 million from the working capital of $147.7 million at December 31, 2024. The increase in working capital is primarily attributable to a rise in cash.

Inventories and trade receivables are principal components of current assets. At June 30, 2025, the Company had inventories of $77.7 million, a decrease of $18.5 million from $96.2 million at December 31, 2024. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (with newly manufactured production currently in the process of being phased down) and HFO refrigerants.

At June 30, 2025, the Company had trade receivables, net of allowance for credit losses, of $35.9 million, an increase of $22.3 million from $13.6 million at December 31, 2024, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the six-month period ended June 30, 2025 was $20.6 million, when compared to net cash provided by operating activities of $40.8 million for the comparable 2024 period. The higher cash flow in the 2024 period was primarily driven by the acquisition of the USA Refrigerants. Another contributory factor was the timing of accounts receivable, inventories, accounts payable and accrued expenses.

Net cash used in investing activities for the six-month period ended June 30, 2025 was $1.9 million compared with net cash used in investing activities of $22.8 million for the comparable 2024 period, mainly due to recent acquisition of USA Refrigerants as previously discussed and timing of capital expenditures related to capitalization of the Company’s replacement ERP system.

Net cash used in financing activities for the six-month period ended June 30, 2025 was $4.5 million compared with net cash used in financing activities of $0.0 million for the comparable 2024 period. For the period ended June 30, 2025, the Company repurchased 803,653 shares of its common stock, at a cost of $4.5 million.

At June 30, 2025, cash and cash equivalents were $84.3 million, or approximately $14.2 million higher than the $70.1 million of cash and cash equivalents at December 31, 2024.

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers: (i) immediately borrowed $15 million in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) could initially borrow from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also initially contained a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has a $0.9 million letter of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

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

On June 23, 2025, the Borrowers and the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Third Amendment reduced the amount of Revolving Loans that may be made under the Amended Wells Fargo Facility from $75 million to $40 million, and also provided for the reduction of the letter of credit sublimit from $2 million to $1.5 million. The Third Amendment also amended certain other thresholds and sub-limits in the Amended Wells Fargo Facility, as further specified therein.

At June 30, 2025, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of June 30, 2025.

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

For the six-month periods ended June 30, 2025 and 2024, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at June 30, 2025 and June 30, 2024. Revenue from the DLA totaled $17.7 million and $18.8 million for the six-month periods ended June 30, 2025 and June 30, 2024. Accounts receivable from the DLA totaled $3.6 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $40 million secured facility with a $0.0 million outstanding balance as of June 30, 2025. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024. There have been no material changes to such matters during the quarter ended June 30, 2025.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share*	Program	of dollars) (2)
				$8.2
April 1-30, 2025	495,065	$5.46	495,065	$5.5
May 1-31, 2025	—	—	—	$5.5
June 1-30, 2025	—	$—	—	$5.5
Total	495,065	$5.46	495,065	$5.5
(1)	On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10 million in shares of the Company’s common stock during 2024 and 2025 (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, and future cash flow.
(2)	On October 25, 2024, the Company announced that its Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company may now purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).

*Average Price Paid Per Share does not include commissions

Item 5 – Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2025.

On July 31, 2025, the Company entered into an agreement with Brian J. Bertaux, its Vice President, Chief Financial Officer and Secretary, pursuant to which Mr. Bertaux has agreed to certain covenants and restrictions, which include an agreement that Mr. Bertaux will not compete with the Company in the United States for a period of twelve months after his termination for any reason.  The agreement also provides that Mr. Bertaux is entitled to sick leave for up to one hundred twenty days with continuation of at least 75% of Mr. Bertaux’s salary after the commencement of his sick leave. The agreement further provides that in the event of his involuntary separation without cause, or in the event he becomes disabled, or in the event of his voluntary separation for a good reason as enumerated in the agreement, Mr. Bertaux will receive severance payments, in the form of the continuation of his annual base salary and benefits for a period of twelve months, and a lump sum payment, subject to performance criteria, equivalent to the highest bonus paid to him in the three years prior to his termination, pro-rated to the date of his termination.  In addition, the agreement provides that in the event of his involuntary separation without cause, or in the event he becomes disabled, or in the event of his voluntary separation for a good reason as enumerated in the agreement, all stock options, stock appreciation rights, and any similar rights which Mr. Bertaux holds on the date of termination of employment shall become fully vested and be exercisable on the date of termination of employment, and shall remain exercisable following the termination of employment until (i) expiration of the twelve month severance period, (ii) termination of severance benefits due to a breach of the agreement by Mr. Bertaux, or (iii) expiration of the original term of the stock option, stock appreciation right or similar right, whichever first occurs.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Agreement dated July 31, 2025 between Hudson Technologies, Inc., Hudson Technologies Company and Brian J. Bertaux*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Denotes management compensation plan, agreement or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian F. Coleman	August 1, 2025
	Brian F. Coleman	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Brian J. Bertaux	August 1, 2025
	Brian J. Bertaux	Date
Chief Financial Officer