Form 10-Q
period 2025-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2025-11-07
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	43,598,202 shares
Class	Outstanding at October 20, 2025

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,681	$70,134
Trade accounts receivable – net of allowance for credit losses of $977 and $1,079, respectively	25,366	13,629
Inventories	97,414	96,247
Income tax receivable	4,284	6,284
Prepaid expenses and other current assets	17,614	9,218
Total current assets	234,359	195,512

Property, plant and equipment, less accumulated depreciation	22,781	21,554
Goodwill	62,280	62,280
Intangible assets, less accumulated amortization	11,632	14,100
Right of use asset	5,537	6,878
Other assets	2,357	2,328
Total Assets	$338,946	$302,652

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$19,994	$8,692
Accrued expenses and other current liabilities	42,202	33,813
Accrued payroll	1,837	3,704
Other short-term liabilities	—	1,600
Total current liabilities	64,033	47,809
Deferred tax liability	5,536	4,076
Long-term lease liabilities	3,488	4,917
Total Liabilities	73,057	56,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 43,598,202 and 44,284,374, respectively	436	443
Additional paid-in capital	105,538	110,792
Retained earnings	159,915	134,615
Total Stockholders’ Equity	265,889	245,850

Total Liabilities and Stockholders’ Equity	$338,946	$302,652

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024
Revenues	$74,012	$61,943	$202,204	$202,475
Cost of sales	50,338	46,001	143,651	142,541
Gross profit	23,674	15,942	58,553	59,934

Operating expenses:
Selling, general and administrative	8,883	8,059	26,318	25,019
Amortization	823	910	2,468	2,368
Total operating expenses	9,706	8,969	28,786	27,387

Operating income	13,968	6,973	29,767	32,547

Other (income) expense:
Interest expense (income)	(792)	(315)	(2,019)	51
Other income	(1,600)	(2,250)	(1,600)	(2,250)
Total other income	(2,392)	(2,565)	(3,619)	(2,199)

Income before income taxes	16,360	9,538	33,386	34,746

Income tax expense	3,986	1,732	8,086	7,793

Net income	$12,374	$7,806	$25,300	$26,953

Net income per common share – Basic	$0.28	$0.17	$0.58	$0.59
Net income per common share – Diluted	$0.27	$0.17	$0.56	$0.57
Weighted average number of shares outstanding – Basic	43,652,094	45,435,458	43,778,866	45,486,263
Weighted average number of shares outstanding – Diluted	45,245,197	47,135,443	45,329,681	47,278,638

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at July 1, 2024	45,516,146	$455	$118,839	$129,374	$248,668

Issuance of common stock upon exercise of stock options	8,389	—	—	—	—

Repurchase of common shares	(326,028)	(3)	(2,632)	—	(2,635)

Excess tax benefits from exercise of stock options	—	—	(1)	—	(1)

Share - based compensation	—	—	57	—	57

Net income	—	—	—	7,806	7,806

Balance at September 30, 2024	45,198,507	$452	$116,263	$137,180	$253,895

Balance at July 1, 2025	43,652,459	$437	$106,801	$147,541	$254,779

Issuance of common stock upon exercise of stock options	81,349	—	45	—	45

Repurchase of common shares	(135,606)	(1)	(1,284)	—	(1,285)

Excise tax on share repurchases	—	—	(117)	—	(117)

Share - based compensation	—	—	93	—	93

Net income	—	—	—	12,374	12,374

Balance at September 30, 2025	43,598,202	$436	$105,538	$159,915	$265,889

Nine Months Ended September 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2024	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	22,155	—	—	—	—

Repurchase of common shares	(326,028)	(3)	(2,632)	—	(2,635)

Excess tax benefits from exercise of stock options	—	—	(4)	—	(4)

Share - based compensation	—	—	808	—	808

Net income	—	—	—	26,953	26,953

Balance at September 30, 2024	45,198,507	$452	$116,263	$137,180	$253,895

Balance at January 1, 2025	44,284,374	$443	$110,792	$134,615	$245,850

Issuance of common stock upon exercise of stock options	253,087	2	43	—	45

Repurchase of common shares	(939,259)	(9)	(5,811)	—	(5,820)

Excise tax on share repurchases	—	—	(117)	—	(117)

Share - based compensation	—	—	631	—	631

Net income	—	—	—	25,300	25,300

Balance at September 30, 2025	43,598,202	$436	$105,538	$159,915	$265,889

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine months
	ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$25,300	$26,953
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,105	2,274
Amortization of intangible assets	2,468	2,368
Gain on measurement of earn-out liability	(1,600)	—
Impairment of long lived assets	—	441
Lower of cost or net realizable value inventory adjustment	211	3,811
Allowance for credit losses	300	14
Share based compensation	631	808
Amortization of deferred finance costs	170	171
Deferred tax expense (benefit)	1,460	(1,020)
Changes in assets and liabilities:
Trade accounts receivable	(12,038)	(733)
Inventories	(1,378)	52,189
Prepaid and other assets	(8,595)	(6,732)
Lease obligations	—	(6)
Income taxes receivable	2,000	1,794
Accounts payable and accrued expenses	18,347	(11,229)
Cash provided by operating activities	29,381	71,103

Cash flows from investing activities:
Payments for acquisition	—	(20,670)
Additions to property, plant, and equipment	(3,942)	(3,752)
Cash used in investing activities	(3,942)	(24,422)

Cash flows from financing activities:
Proceeds from issuance of common stock	45	—
Excess tax benefits from exercise of stock options	—	(4)
Repurchase of common shares	(5,820)	(2,636)
Excise tax on repurchase of common shares	(117)	—
Cash used in financing activities	(5,892)	(2,640)

Increase in cash and cash equivalents	19,547	44,041
Cash and cash equivalents at beginning of period	70,134	12,446
Cash and cash equivalents at end of period	$89,681	$56,487

Supplemental disclosure of cash flow information:
Cash paid for interest	$431	$529
Cash paid for income taxes – net	$4,627	$7,042

Property and equipment included in accrued expenses and other current liabilities	$3	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2024. Operating results for the nine-month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at September 30, 2025 and December 31, 2024, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the nine-month periods ended September 30, 2025 and 2024, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at September 30, 2025 and September 30, 2024. Revenue from the DLA totaled $30.2 million and $28.0 million for the nine-month periods ended September 30, 2025 and September 30, 2024. Accounts receivable from the DLA totaled $6.2 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at September 30, 2025. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There was no goodwill impairment loss recognized in 2024 or the nine months ended September 30, 2025.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheets, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $22.8 million and $19.4 million at September 30, 2025 and December 31, 2024, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders, and related services. Due to the contract containing multiple performance obligations, the Company assessed the arrangement in accordance with ASC 606-10-25-14. The Company determined that the sale of refrigerants and the management services provided under the contract each have stand-alone value. Accordingly, the performance obligation related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. On October 22, 2025, the Company was awarded, as prime contractor, a new contract with the DLA. Hudson has served as prime contractor since 2016 and retained this contract following a standard periodic competitive review and rebidding process. The five-year indefinite delivery, indefinite quantity (“IDIQ”) contract includes a five-year renewal option and consists of the management and supply of refrigerants, compressed gases, cylinders and related items to U.S. Military Commands and Installations and Federal civilian agencies. Primary users include the US Army, Navy, Air Force and Marine Corps.

For both nine-month periods ended September 30, 2025 and 2024 management services revenue was $1.9 million and $1.8 million, respectively, which is included within product and related sales revenue in the table below.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2025	2024	2025	2024
(in thousands)
Product and related sales	$72,016	$60,130	$196,393	$196,928
RefrigerantSide ® Services	$1,996	$1,813	$5,811	$5,547
Total	$74,012	$61,943	$202,204	$202,475

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

As of September 30, 2025, the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of September 30, 2025, the Company had state tax NOLs of approximately $0.8 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The Company evaluated all provisions of the OBBBA and determined that the only applicable change is the reinstatement of 100% bonus depreciation for qualified property. The impact of this change is not material and is reflected in the Company’s results for the nine-month period ended September 30, 2025.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2025 and December 31, 2024, the Company believes it had no uncertain tax positions.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2025	2024	2025	2024
Net income	$12,374	$7,806	$25,300	$26,953

Weighted average number of shares – basic	43,652,094	45,435,458	43,778,866	45,486,263
Shares underlying options	1,593,103	1,699,985	1,550,815	1,792,375
Weighted average number of shares – diluted	45,245,197	47,135,443	45,329,681	47,278,638

During the three month periods ended September 30, 2025 and 2024, certain options aggregating 522,428 and 692,092 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2025 and 2024, certain options aggregating 681,498 and 59,963 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for interim and annual reporting periods beginning after December 15, 2025, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2025-05 will have on its consolidated financial statements.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)
(in thousands)
Refrigerants and cylinders	$105,857	$104,479
Less: net realizable value adjustments	(8,443)	(8,232)
Total	$97,414	$96,247

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30,	December 31,	Estimated
	2025	2024	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,624	3,569	25-39 years
- Cylinders	12,878	12,957	15-30 years
- Equipment	33,790	32,525	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,213	2,081	3-5 years
- Lab and computer equipment, software	3,304	3,304	2-8 years
- Furniture and fixtures	1,125	1,125	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	6,079	4,237
Subtotal	67,213	63,998
Less: Accumulated depreciation	(44,432)	(42,444)
Total	$22,781	$21,554

Depreciation expense for the nine-month periods ended September 30, 2025 and 2024 was $2.1 million and $2.3 million, respectively, of which $1.6 million respectively, were included as cost of sales in the Company’s Consolidated Statements of Income.

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

Operating lease expense of $1.5 million and $1.4 million, for the nine-month ended September 30, 2025 and 2024, respectively, is included in Selling, general and administrative expenses on the consolidated statements of income.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2025.

September 30,
Maturity of Lease Payments	2025
(in thousands)	(unaudited)
2025 (remaining)	$740
-2026	2,346
-2027	1,865
-2028	652
-2029	547
-Thereafter	276
Total undiscounted operating lease payments	6,426
Less imputed interest	(888)
Present value of operating lease liabilities	$5,538

Balance Sheet Classification

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,050	$1,961
Long-term lease liabilities	3,488	4,917
Total operating lease liabilities	$5,538	$6,878

Other Information

	September 30,		December 31,
	2025		2024
Weighted-average remaining term for operating leases	2.35	years	2.87	years
Weighted-average discount rate for operating leases	8.46%		8.45%

Supplemental cash flow and non-cash information related to leases

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$1,470	$1,918
Right-of-use assets obtained in exchange for new operating lease liabilities	$130	$2,113

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There was no goodwill impairment loss recognized for the nine-month period ended September 30, 2025, and year ended December 31, 2024.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded the fair value of the Company’s goodwill exceeds the carrying value and there are no impairment indicators related to intangible assets.

At September 30, 2025 and December 31, 2024 the Company had $62.3 million of goodwill.

The Company’s other intangible assets consist of the following:

		September 30, 2025			December 31, 2024
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	930	885	45	930	$876	54
Customer relationships	2 – 12	32,680	22,444	10,236	32,680	20,246	12,434
Above market leases	13	567	354	213	567	321	246
Trade name	5	1,540	402	1,138	1,540	174	1,366
Total identifiable intangible assets		$35,717	$24,085	$11,632	$35,717	$21,617	$14,100

Amortization expense for the nine-month periods ended September 30, 2025 and 2024 was $2.5 million and $2.4 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine-month periods ended September 30, 2025 and 2024, share-based compensation expense of $0.6 million and $0.8 million, respectively, is reflected in Selling, general and administrative expenses in the Consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2025 there were an aggregate of 6,704,335 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 462,130 and 133,371 shares of common stock granted during the nine – month periods ended September 30, 2025 and 2024, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(10,176)	$4.54
-Exercised	(39,402)	$7.24
-Granted (1)	135,603	$10.85
Outstanding at December 31, 2024	2,733,460	$3.63
-Cancelled	(91,642)	$10.47
-Exercised	(286,272)	$1.63
-Granted (2)	462,130	$6.26
Outstanding at September 30, 2025	2,817,676	$4.06
(1)	Options to purchase 135,603 shares were granted in 2024, of which options to purchase 111,975 shares vested immediately in 2024 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(2)	Options to purchase 459,630 shares were granted in 2025, of which options to purchase 68,490 shares vested immediately in 2025, while the remainder are subject to cliff vesting on December 31, 2027, contingent upon the achievement of performance-based metrics. In addition, 2,500 stock appreciation rights were granted in September 2025 with a two-year vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2025 of:

Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
	Options	Life	Price
Options outstanding and vested	2,424,036	2.79 years	$3.75

The intrinsic value of options outstanding at September 30, 2025 and December 31, 2024 was $16.8 million and $8.6 million, respectively.

The intrinsic value of options unvested at September 30, 2025 and December 31, 2024 was $1.6 million and $0.0 million, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 were $1.8 million and $0.2 million, respectively.

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

At September 30, 2025, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2025.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	September 30,	December 31,
	2025	2024
	(unaudited)
(in thousands)
Accrued expenses	$17,246	$12,320
Cylinder deposits	22,783	19,426
Lease obligations	2,049	1,961
Other current liabilities	124	106
Total	$42,202	$33,813

Note 10 – Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.6 million as of June 6, 2024 and December 31, 2024, which was recorded in other short-term liabilities on the consolidated balance sheet. The Company determined the earn-out criteria would not be met and as a result in the third quarter of 2025, the Company reduced the earn-out liability to zero. The Company recognized $1.6 million as other income in the Consolidated Statement of Income.

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

The acquisition resulted in the recognition of $14.5 million of goodwill, of which $12.9 million will be deductible for tax purposes. Goodwill largely consists of expected growth in revenue from new customer acquisitions over time.

The following table provides unaudited pro forma total revenues and results of operations for the periods ended September 30, 2024 as if USA Refrigerants had been acquired on January 1, 2022. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition been completed at the beginning of 2022, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

	Three Months	Nine Months
	ended September 30,	ended September 30,
	2024	2024
(in thousands)
Revenues	$61,943	$211,408
Net income	7,806	29,297

In relation to the USA Refrigerants Acquisition, the Company incurred acquisition costs of $0.3 million for the three-month and nine-month periods ended September 30, 2024, respectively, which are included in selling, general and administrative expenses in the consolidated statements of income.

Note 11 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company may now repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025). Purchases will be funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three-month period ended September 30, 2025, the Company repurchased 135,606 shares, totaling $1.3 million, at an average price of $9.48 per share. During the nine-month period ended September 30, 2025, the Company repurchased 939,259 shares, totaling $5.8 million, at an average price of $6.20 per share. The average prices paid for these shares do not include commissions. These repurchased shares were retired.

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

	Three Months		Nine Months
	ended September 30,		ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues	$74,012	$61,943	$202,204	$202,475
Less:
Cost of materials and plant overhead	47,249	42,521	133,137	132,165
Payroll expense and benefits	7,396	8,419	24,088	23,941
Interest (income) expense – net	(792)	(315)	(2,019)	51
Depreciation and amortization	1,426	1,620	4,573	4,642
Professional fees	1,764	1,436	4,551	4,538
Other operating expenses[1]	2,209	974	6,088	4,642
Income taxes	3,986	1,732	8,086	7,793
Other income	(1,600)	(2,250)	(1,600)	(2,250)
Net Income	$12,374	$7,806	$25,300	$26,953

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

Overview

The Company is a leading provider of sustainable refrigerant products and services to the Heating Ventilation Air Conditioning and Refrigeration (“HVACR”) industry. For over three decades, we have demonstrated our commitment to our customers and the environment by becoming one of the United States’ largest refrigerant reclaimers through multimillion dollar investments in the plants and advanced separation technology required to recover a wide variety of refrigerants and restoring them to Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”) standard for reuse as certified EMERALD Refrigerants™.

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

On October 22, 2025, the Company announced that it has been awarded, as prime contractor, a new contract with the DLA. Hudson has served as prime contractor since 2016 and retained this contract following a standard periodic competitive review and rebidding process.

The five-year indefinite delivery, indefinite quantity (“IDIQ”) contract includes a five-year renewal option and consists of the management and supply of refrigerants, compressed gases, cylinders and related items to U.S. Military Commands and Installations and Federal civilian agencies. Primary users include the US Army, Navy, Air Force and Marine Corps.

Results of Operations

Three-month period ended September 30, 2025 as compared to the three-month period ended September 30, 2024

Revenues for the three-month period ended September 30, 2025 were $74.0 million, an increase of $12.1 million or 20% from the $61.9 million reported during the comparable 2024 period. The increase was attributable to increased sales volume and higher selling prices of refrigerants sold.

Gross profit and gross margin for the three-month period ended September 30, 2025, were $23.7 million and 32% respectively, an increase of $7.8 million and 6% respectively from the $15.9 million and 26% reported during the comparable 2024 period. The increase was primarily driven by an increase in the average sales price of refrigerants.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended September 30, 2025 were $8.9 million, an increase of $0.8 million from the $8.1 million reported during the comparable 2024 period. The increase was primarily driven by higher sales personnel costs.

Amortization expense for the three-month periods ended September 30, 2025 and 2024 were $0.8 million and $0.9 million, respectively.

Net interest income for the three-month period ended September 30, 2025 was $0.8 million, compared to the net interest income of $0.3 million reported during the comparable 2024 period reflecting the Company’s unlevered balance sheet and higher cash position.

Other income for the three-month period ended September 30, 2025, was $1.6 million, compared to $2.3 million reported during the same period in 2024. In the third quarter of 2025, the Company recognized $1.6 million in other income from the reversal of earn-out liabilities related to the recent acquisition of USA Refrigerants. Other income of $2.3 million for the same period in 2024 was primarily driven by litigation settlement proceeds and a lease opt-out associated with the Atlanta facility.

The income tax expense for the three-month period ended September 30, 2025 was $4.0 million compared to income tax expense of $1.7 million for the three-month period ended September 30, 2024. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

The net income for the three-month period ended September 30, 2025 was $12.4 million, an increase of $4.6 million from the $7.8 million of net income reported during the comparable 2024 period, primarily due to the increased revenue and gross profit, offset slightly by the higher selling, general and administrative expenses.

Nine-month period ended September 30, 2025 as compared to the nine-month period ended September 30, 2024

Revenues for the nine-month period ended September 30, 2025 of $202.2 million, were consistent with the $202.5 million reported during the comparable 2024 period. The Company recognized a 3% increase in sales volume which was offset by a 3% decline in selling prices of refrigerant sold.

Gross profit and gross margin for the nine-month period ended September 30, 2025, were $58.6 million and 29% respectively, a decrease of $1.3 million and 1% respectively from the $59.9 million and 30% reported during the comparable 2024 period. The gross margin reduction in the 2025 period was primarily a result of the lower average selling prices of refrigerants sold.

Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2025 were $26.3 million, an increase of $1.3 million from the $25.0 million reported during the comparable 2024 period. The increase in SG&A was primarily driven by higher sales personnel costs.

Amortization expense for the nine-month periods ended September 30, 2025 and 2024 were $2.5 million and $2.4 million, respectively.

Net interest income for the nine-month period ended September 30, 2025 was 2.0 million, compared to the net interest expense of $0.1 million reported during the comparable 2024 period reflecting the Company’s unlevered balance sheet and higher cash position.

Other income for the nine-month period ended September 30, 2025, was $1.6 million, compared to $2.3 million reported during the same period in 2024. In the third quarter of 2025, the Company recognized $1.6 million in other income from the reversal of earn-out liabilities related to the recent acquisition of USA Refrigerants. Other income of $2.3 million for the same period in 2024 was primarily driven by litigation settlement proceeds and a lease opt-out associated with the Atlanta facility.

The income tax expense for the nine-month period ended September 30, 2025 was $8.1 million compared to income tax expense of $7.8 million for the nine-month period ended September 30, 2024. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the nine-month period ended September 30, 2025 was $25.3 million, a decrease of $1.7 million from the $27.0 million of net income reported during the comparable 2024 period. The decrease was attributable to both lower gross profit and margin and higher SG&A costs, as described above.

Liquidity and Capital Resources

At September 30, 2025, the Company had working capital, which represents current assets less current liabilities, of $170.3 million, an increase of $22.6 million from the working capital of $147.7 million at December 31, 2024. The increase in working capital is primarily attributable to a rise in cash.

Inventories and trade receivables are principal components of current assets. At September 30, 2025, the Company had inventories of $97.4 million, an increase of $1.2 million from $96.2 million at December 31, 2024. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (with newly manufactured production currently in the process of being phased down) and HFO refrigerants.

At September 30, 2025, the Company had trade receivables, net of allowance for credit losses, of $25.4 million, an increase of $11.8 million from $13.6 million at December 31, 2024, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the nine-month period ended September 30, 2025 was $29.4 million, when compared to net cash provided by operating activities of $71.1 million for the comparable 2024 period, mainly due to the timing of inventories, accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities for the nine-month period ended September 30, 2025 was $3.9 million compared with net cash used in investing activities of $24.4 million for the comparable 2024 period, mainly due to recent acquisition of USA Refrigerants as previously discussed in Note 10 above and timing of capital expenditures related to capitalization of the Company’s replacement ERP system.

Net cash used in financing activities for the nine-month period ended September 30, 2025 was $5.9 million compared with net cash used in financing activities of $2.6 million for the comparable 2024 period. For the period ended September 30, 2025, the Company repurchased 939,259 shares of its common stock, at a cost of $5.8 million.

At September 30, 2025, cash and cash equivalents were $89.7 million, or approximately $19.6 million higher than the $70.1 million of cash and cash equivalents at December 31, 2024.

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

At September 30, 2025, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2025.

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

For the nine-month periods ended September 30, 2025 and 2024, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at September 30, 2025 and September 30, 2024. Revenue from the DLA totaled $30.2 million and $28.0 million for the nine-month periods ended September 30, 2025 and September 30, 2024. Accounts receivable from the DLA totaled $6.2 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $40 million secured facility with a $0.0 million outstanding balance as of September 30, 2025. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024. There have been no material changes to such matters during the quarter ended September 30, 2025.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share*	Program	of dollars) (2)
				$5.5
July 1-31, 2025	—	$—	—	$5.5
August 1-31, 2025	135,606	$9.48	135,606	$4.2
September 1-30, 2025	—	$—	—	$4.2
Total	135,606	$9.48	135,606	$4.2
(1)	On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10 million in shares of the Company’s common stock during 2024 and 2025 (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, and future cash flow.
(2)	On October 25, 2024, the Company announced that its Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company may now purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).

*Average Price Paid Per Share does not include commissions

Item 5 – Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2025.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Brian J. Bertaux	November 7, 2025
	Brian J. Bertaux	Date
Duly Authorized Officer and Chief Financial Officer