Form 10-K
period 2025-12-31
HUDSON TECHNOLOGIES INC /NY
filed 2026-03-16
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of registrant’s common stock held by non-affiliates at June 30, 2025 was approximately $342,420,635.

As of March 3, 2026, there were 42,468,822 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2026, are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this Form 10-K.

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

The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023 and establishes a cumulative 40% reduction in the baseline for 2024 through 2029. Hudson received allocation allowances for calendar years 2024 and 2025 equal to approximately 1% of the total HFC consumption allowances, with allowances for future periods to be determined at a later date. In addition, the EPA has finalized the Technology Transition (“TT”) Rule in 2023, but the Trump administration decided to reconsider the TT rule by issuing a proposed new TT rule in 2025 with a final TT rule expected in third quarter of 2026. Additionally, the EPA issued a final Refrigerant Management Rule implementing Subsection (h) of the AIM Act in 2024.

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

The Company also sells industrial gases to a variety of industry customers, predominantly to users in or involved with the US Military. In July 2016 the Company was awarded, as prime contractor, a five-year contract, together with a five-year renewal option which was exercised in July 2021, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. The Company’s current contract with DLA expires in July 2026. In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA is reviewing its evaluation to determine whether corrective action is necessary and has rescinded the 2025 DLA Contract award during this process. While the bid protest and corrective action is pending, the Company will continue providing logistics support under its existing contract which runs through July 2026.

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

Carbon Offset Projects

CFC refrigerants are ozone depleting substances and are also highly weighted greenhouse gases that are believed to contribute to global warming and climate change. The destruction of CFC refrigerants may be eligible for verified emission reductions that can be converted and monetized into carbon offset credits, which then can be traded in the emerging carbon offset markets. The Company is pursuing opportunities to acquire CFC refrigerants and is developing relationships within the emerging environmental markets in order to implement opportunities for the creation and monetization of verified emission reductions from the destruction of CFC refrigerants.

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

For the years ended December 31, 2025, 2024 and 2023, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at December 31, 2025 and 2024. Revenue from DLA totaled $38.2 million, $35.5 million and $53.0 million for the years ended December 31, 2025, 2024 and 2023. Accounts receivable from the DLA were $4.3 million and $3.5 million as of December 31, 2025, and 2024, respectively.

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

Human Capital Resources

On February 18, 2026, the Company had 281 full time employees including air conditioning and refrigeration technicians, chemists, engineers, sales and administrative personnel. None of the Company’s employees are represented by a union. The Company believes it has good relations with its employees.

Patents and Proprietary Information

The Company holds several U.S. and foreign patents, as well as pending patent applications, related to certain RefrigerantSide® Services and supporting systems developed by the Company for systems and processes for measuring and improving the efficiency of refrigeration systems, and for certain refrigerant recycling and reclamation technologies. These patents will expire between August 2026 and December 2036.

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

Our existing credit facility, consisting of an asset-based lending facility of up to $40 million from Wells Fargo Bank, National Association (“Wells Fargo Bank”) and other lenders, is secured by substantially all of our assets and contains formulas that limit the amount of our future borrowings under that facility. Moreover, the terms of our credit facility also include financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lenders, our indebtedness under the credit facilities would become immediately due and payable, and the lenders could foreclose on their security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

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

In July 2016, we were awarded, as prime contractor, a five-year contract, including a five-year renewal option (which has been exercised), by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Our contract with DLA expires in July 2026. In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA is reviewing its evaluation to determine whether corrective action is necessary and has rescinded the 2025 DLA Contract award during this process. While the bid protest and corrective action is pending, the Company will continue providing logistics support under its existing contract which runs through July 2026.

For the years ended December 31, 2025, 2024 and 2023, the DLA accounted for 15%, 15% and 18% of our revenues. The loss of DLA as a customer could have a material adverse effect on our financial position and results of operations.

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

Our business and prospects are largely dependent upon continued regulation of the use and disposition of refrigerants. Changes in government regulations relating to the emission of refrigerants into the atmosphere could have a material adverse effect on us. Failure by government authorities to otherwise continue to enforce existing regulations or significant relaxation of regulatory requirements could also adversely affect demand for and supply of our services and products.

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

Currently, our officers and directors collectively beneficially own approximately 3.1% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

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

Item 3. Legal Proceedings

The Company’s current contract with DLA expires in July 2026. In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. As the recipient of the 2025 DLA Contract, the Company is a party to the bid protest. In response, the DLA is reviewing its evaluation to determine whether corrective action is necessary and has rescinded the 2025 DLA Contract award during this process. While the bid protest and corrective action is pending, the Company will continue providing logistics support under its existing contract which runs through July 2026.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “HDSN”.

The number of record holders of the Company’s common stock was approximately 79 as of March 5, 2026. The Company believes that there are approximately 4,000 beneficial owners of its common stock.

To date, the Company has not declared or paid any cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements and financial condition, borrowing covenants, and other relevant factors. The Company presently intends to retain all earnings, if any, to finance the Company’s operations and development of its business and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. In addition, the Company has a credit facility with Wells Fargo Bank, National Association, which among other things, restricts the Company’s ability to declare or pay any cash dividends on its capital stock.

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative five-year stockholder return of a $100 investment in our common stock on December 31, 2020, to two indices: the NASDAQ Composite Index and the Nasdaq Industrial Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Issuer Purchases of Equity Securities

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share *	Program	of dollars) (2) (3)
October 1-31, 2025	—	—	—	$4.2
November 1-30, 2025	608,000	$6.90	608,000	$0.0
December 1-31, 2025	1,342,981	$7.45	1,342,981	$20.0
Total	1,950,981	$7.27	1,950,981	$20.0

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

(3)

On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase authorization pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026.

*Average Price Paid Per Share does not include commissions

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

In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA is reviewing its evaluation to determine whether corrective action is necessary and has rescinded the 2025 DLA Contract award during this process. While the bid protest and corrective action is pending, the Company will continue providing logistics support under its existing contract which runs through July 2026.

Recent Acquisition

On December 16, 2025, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of Denver Refrigerants Inc. (d/b/a Refrigerants Inc.). The consideration for Refrigerants Inc. acquisition was approximately $2.2 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 17 and 29 months from the closing date.

Refrigerants Inc. is a leading refrigerant distributor and distributes, reclaims and packages refrigerant gases for a variety of end uses. Potential benefits of the Refrigerants, Inc. Acquisition include (i) providing a broader customer network which will provide the Company with increased access to refrigerant for reclamation and strengthen the Company’s refrigerant distribution capabilities; (ii) adding incremental access to recovered pounds of refrigerants for sale for future periods to support the growth in reclamation; and (iii) enhancing the Company’s geographic footprint in the United States.

Results of Operations

Year ended December 31, 2025 as compared to the year ended December 31, 2024

Revenues for the year ended December 31, 2025 were $246.6 million, an increase of $9.5 million or 4% from the $237.1 million reported during the comparable 2024 period. The increase was primarily attributable to higher sales volumes which was partially offset by lower average selling prices of refrigerant sold during the period.

Gross profit and gross margin for the year ended December 31, 2025, were $62.1 million and 25.2% respectively, a decrease of $3.6 million and 2.5% respectively from the $65.7 million and 27.7% reported during the comparable 2024 period. The decrease of $3.6 million gross profit and the decline in gross margin were primarily due to lower average selling prices for certain refrigerants, and higher freight costs.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2025 were $40.2 million, an increase of $7.2 million from the $33.0 million reported during the comparable 2024 period. The 2025 SG&A expenses included $4.0 million of severance expense. The increase in SG&A also reflected increased personnel costs amongst other higher costs.

Amortization expense for the years ended December 31, 2025 and 2024 was $3.3 million and $3.4 million, respectively.

Net interest income for the year ended December 31, 2025 was 2.5 million, compared to the net interest income of $0.5 million reported during the comparable 2024 period reflecting the Company’s unlevered balance sheet and higher cash position throughout the year.

Other income for the year ended December 31, 2025, was $1.6 million, compared to $2.3 million reported during the same period in 2024. In the third quarter of 2025, the Company recognized $1.6 million in other income from the reversal of earn-out liabilities related to the 2024 acquisition of USA Refrigerants. Other income of $2.3 million for the same period in 2024 was primarily driven by $1.8 million from litigation settlement proceeds and $0.5 million from a lease opt-out associated with the Atlanta facility.

Income tax expense for 2025 was $6.0 million compared to income tax expense of $7.6 million for 2024. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income for the year ended December 31, 2025 was $16.7 million, a decrease of $7.7 million from the $24.4 million of net income reported during the comparable 2024 period, primarily due to lower average selling prices for certain refrigerants, and higher freight costs. and higher SG&A costs, as described above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025.

Liquidity and Capital Resources

At December 31, 2025, the Company had working capital, which represents current assets less current liabilities, of $146.2 million, a decrease of $1.5 million from the working capital of $147.7 million at December 31, 2024. The decrease in working capital is primarily attributable to the decrease in cash and increase in accounts payable due to higher inventory purchases at year end.

Inventories and trade receivables are principal components of current assets. At December 31, 2025, the Company had inventories of $135.9 million, an increase of $39.7 million from $96.2 million at December 31, 2024. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (with newly manufactured production currently in the process of being phased down) and HFO refrigerants.

At December 31, 2025, the Company had trade receivables, net of credit losses, of $17.1 million, an increase of $3.5 million from $13.6 million at December 31, 2024, mainly due to increased sales. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash used in operating activities for the year ended December 31, 2025 was $3.2 million, when compared to the net cash provided by operating activities of $91.8 million for the comparable 2024 period. The variance is primarily due to increased inventory purchases, timing of accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2025 was $7.3 million when compared to the net cash used in investing activities of $26.0 million for the comparable 2024 period, mainly due to the 2025 acquisition of Refrigerants Inc and 2024 acquisition of USA Refrigerants as previously discussed and timing of capital expenditures.

Net cash used in financing activities for the year ended December 31, 2025 was $20.2 million, compared with net cash used in financing activities of $8.2 million for 2024. During the year 2025, the Company repurchased 2,890,240 of its common stock for $20.0 million, compared with the repurchase of 1,244,076 shares for $8.1 million in 2024.

At December 31, 2025, cash and cash equivalents were $39.5 million, or approximately $30.6 million lower than the $70.1 million of cash and cash equivalents at December 31, 2024.

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers: (i) immediately borrowed $15 million in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) could initially borrow from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also initially contained a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has $1.3 million of letters of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

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

On October 23, 2024, the Borrowers and the Company entered into a Second Amendment to Amended and Restated Credit Agreement dated October 23, 2024 (the “Second Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Second Amendment amended the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $10 million per calendar year in each of 2024 and 2025 and $5 million in any calendar year thereafter during the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions, subject to an aggregate cap of $25 million.

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

On November 25, 2025, the Borrowers and the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Fourth Amendment amended the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $20 million per calendar year in each of 2025 and 2026 and $5 million in any calendar year thereafter during the term of the Wells Fargo Facility, upon satisfaction of certain conditions, and made certain other technical changes.

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

At December 31, 2025, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of December 31, 2025.

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

For the years ended December 31, 2025, 2024 and 2023, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at December 31, 2025 and 2024. Revenue from DLA totaled $38.2 million, $35.5 million and $53.0 million for the years ended December 31, 2025, 2024 and 2023. Accounts receivable from the DLA were $4.3 million and $3.5 million as of December 31, 2025, and 2024, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $40 million secured facility with a $0.0 million outstanding balance as of December 31, 2025. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

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

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, P.C., the independent registered public accounting firm which audits our financial statements, has provided an attestation report on our internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Hudson Technologies, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Stamford, Connecticut

March 16, 2026

Item 9B. Other Information

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), (d)(4), (d)(5) and 408(b) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 24, 2026, and to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 24, 2026, and to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 24, 2026, and to be filed with the Securities Exchange Commission.

Equity Compensation Plans

The following table provides certain information with respect to all of Hudson’s equity compensation plans as of December 31, 2025.

Number of
securities
remaining
available for
future
issuance
under equity
	Number of		compensation
	securities to	Weighted-	plans
	be	average	(excluding
	issued upon	exercise	securities
	exercise of	price of	reflected
	outstanding	outstanding	in column
	options and stock appreciation rights	options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,039,889	$4.29	6,539,472

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 24, 2026, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant’s independent registered public accounting firm to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 24, 2026, and to be filed with the Securities and Exchange Commission.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(A)(1)	Financial Statements
The consolidated financial statements of Hudson Technologies, Inc. appear after Item 16 of this report
(A)(2)	Financial Statement Schedules
None
(A)(3)	Exhibits
3.1	Certificate of Incorporation and Amendment. (1)
3.2	Amendment to Certificate of Incorporation, dated July 20, 1994. (1)
3.3	Amendment to Certificate of Incorporation, dated October 26, 1994. (1)
3.4	Certificate of Amendment of the Certificate of Incorporation dated March 16, 1999. (2)
3.5	Certificate of Correction of the Certificate of Amendment dated March 25, 1999. (2)
3.6	Certificate of Amendment of the Certificate of Incorporation dated March 29, 1999. (2)
3.7	Certificate of Amendment of the Certificate of Incorporation dated February 16, 2001. (3)
3.8	Certificate of Amendment of the Certificate of Incorporation dated March 20, 2002. (4)
3.9	Amendment to Certificate of Incorporation dated January 3, 2003. (5)
3.10	Certificate of Amendment of the Certificate of Incorporation dated September 15, 2015. (13)
3.11	Amended and Restated By-Laws. (24)
4.1	Description of Equity Securities. (22)
10.1	Agreement with Brian F. Coleman, as amended. (8)*
10.2	2008 Stock Incentive Plan. (7)*
10.3	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (8)*
10.4	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (8)*
10.5	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (8)*
10.6	Form of Non-Incentive Stock Option Agreement under the 2008 Stock Incentive Plan with options vesting in equal installments over two year period. (8)*
10.7	Long Term Care Insurance Plan Summary. (9)*
10.8	Amendment No. 1 to the Hudson Technologies, Inc. 2008 Stock Incentive Plan adopted October 22, 2013. (10) *
10.9	2014 Stock Incentive Plan (11)*
10.10	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.11	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.12	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.13	Form of Non-Incentive Stock Option Agreement under the 2014 Stock Incentive Plan with options vesting in equal installments over two year period. (12)*
10.14	Form of Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.15	Form of Non-Incentive Barrier Stock Option Agreement under the 2014 Stock Incentive Plan with full vesting upon issuance. (12)*
10.16	Form of Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.17	Form of Non-Incentive Barrier Stock Option Agreement under the 2008 Stock Incentive Plan with full vesting upon issuance. (12)*
10.18	Amended and Restated Agreement with Brian Coleman (14)*
10.19	2018 Stock Incentive Plan (15)*
10.20	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuance (16)*
10.21	Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified of time. (16)*
10.22	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with full vesting upon issuances (16)*
10.23	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with vesting in equal installments over a specified period of time. (16)*
10.24	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan with conditional vesting provisions. (16)*
10.25	Second Amended and Restated Agreement dated as of September 20, 2019 between the Registrant and Brian F. Coleman (17)*
10.26	Third Amended and Restated Agreement dated December 19, 2019 between the Registrant and Brian F. Coleman (18)*
10.27	Fourth Amended and Restated Agreement dated as of June 24, 2020 between the Registrant and Brian F. Coleman (19)*
10.28	Amended and Restated Agreement dated September 30, 2019 between the Company and Kathleen L. Houghton (20)*
10.29	Hudson Technologies, Inc. 2020 Stock Incentive Plan (21)*
10.30	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (23)*

10.31	Form of Incentive Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (23)*
10.32	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with full vesting upon issuance (23)*
10.33	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with vesting in equal installments over a specified period of time (23)*
10.34	Form of Non-Qualified Stock Option Agreement under the 2020 Stock Incentive Plan with conditional vesting provisions (23)*
10.35	Amended and Restated Credit Agreement dated March 2, 2022 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (24)
10.36	First Amendment to Guaranty and Security Agreement dated March 2, 2022 by and among the Grantors named therein and Wells Fargo Bank, National Association, as Agent (24)
10.37	Form of Stock Appreciation Rights Award Agreement (25)
10.38

Asset Purchase Agreement dated June 6, 2024 by and among Hudson Technologies Company, USA United Suppliers of America, Inc. (d/b/a USA Refrigerants), B&B Jobber Services, Inc., and the equityholders signatory thereto (27)

10.39

First Amendment to Amended and Restated Credit Agreement and Limited Consent dated June 6, 2024 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (27)

10.40	Hudson Technologies, Inc. 2024 Stock Incentive Plan (28)*
10.41

Second Amendment to Amended and Restated Credit Agreement dated October 23, 2024 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (29)

10.42	Form of Incentive Stock Option Agreement under the 2024 Stock Incentive Plan with full vesting upon issuance (30)*
10.43	Form of Incentive Stock Option Agreement under the 2024 Stock Incentive Plan with vesting in equal installments over a specified period of time (30)*
10.44	Form of Non-Qualified Stock Option Agreement under the 2024 Stock Incentive Plan with full vesting upon issuance (30)*
10.45	Form of Non-Qualified Stock Option Agreement under the 2024 Stock Incentive Plan with vesting in equal installments over a specified period of time (30)*
10.46	Form of Non-Qualified Stock Option Agreement under the 2024 Stock Incentive Plan with conditional vesting provisions (30)*
10.47

Third Amendment to Amended and Restated Credit Agreement dated June 23, 2025 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (31)

10.48	Agreement dated July 31, 2025 between the Registrant and Brian J. Bertaux (32)*
10.49	Employment Agreement dated as of November 24, 2025 between the Registrant and Kenneth Gaglione (33)*
10.50

Fourth Amendment to Amended and Restated Credit Agreement dated November 25, 2025 by and among Wells Fargo Bank, National Association, as Agent, Hudson Technologies, Inc., and the Borrowers and Lenders party thereto (34)

10.51	Agreement dated as of November 2, 2021 between the Registrant and Robert A. Stoody (35)*
14	Code of Business Conduct and Ethics. (6)
19	Insider Trading Policy (36)
21	Subsidiaries of the Company. (36)
23.1	Consent of BDO USA, P.C. (36)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (36)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (36)
97	Hudson Technologies, Inc. Clawback Policy (26)
101	Interactive data file pursuant to Rule 405 of Regulation S-T. (36)
(1)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form SB-2 (No. 33-80279-NY).
(2)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(3)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(5)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(6)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K, for the event dated March 3, 2005, and filed May 31, 2005.
(7)	Incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008.

(8)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(9)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(10)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(11)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed August 12, 2014.
(12)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(13)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(14)	Incorporated by reference to the comparable exhibit filed with the Company Annual Report on form 10-K for the year ended December 31, 2015.
(15)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed December 21, 2018.
(16)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(17)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 23, 2019.
(18)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 20, 2019.
(19)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed July 20, 2020.
(20)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed September 16, 2020.
(21)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed June 30, 2020.
(22)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 13, 2020.
(23)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 12, 2021.
(24)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed March 3, 2022.
(25)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 24, 2022.
(26)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 14, 2024.
(27)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed June 7, 2024.
(28)	Incorporated by reference to the comparable exhibit filed with the Company’s Registration Statement on Form S-8 filed August 23, 2024.
(29)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed October 25, 2024.
(30)	Incorporated by reference to the comparable exhibit filed with the Company’s Annual Report on Form 10-K filed March 12, 2025.
(31)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed June 23, 2025.
(32)	Incorporated by reference to the comparable exhibit filed with the Company’s Quarterly Report on Form 10-Q filed August 1, 2025.
(33)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed November 13, 2025.
(34)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed December 1, 2025.
(35)	Incorporated by reference to the comparable exhibit filed with the Company’s Current Report on Form 8-K filed February 2, 2026.
(36)	Filed herewith.
(*)	Denotes Management Compensation Plan, agreement or arrangement.

Item 16. Form 10-K Summary

None.

Hudson Technologies, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hudson Technologies, Inc.

Woodcliff Lake, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Technologies, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

Inventory Valuation – Assessment of Net Realizable Value

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated inventories balance was $135.9 million as of December 31, 2025. Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment, the impact of which would be reflected in the cost of sales on the Consolidated Income Statements. Any such adjustment would be based on management’s judgments regarding future demand and market conditions and analysis of historical experience.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the judgments regarding future demand, market conditions and analysis of historical experience for certain inventories by evaluating the consistency of the cost of certain inventories as of December 31, 2025 with current, historical, and subsequent pricing of inventory.
●	Evaluating the reasonableness of the judgments regarding future demand, market conditions and analysis of historical experience for certain inventories by evaluating their consistency with relevant industry factors.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 1994.

Stamford, Connecticut

March 16, 2026

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$39,456	$70,134
Trade accounts receivable – net of allowance for credit losses of $941 and $1,079, respectively	17,098	13,629
Inventories	135,923	96,247
Income tax receivable	5,916	6,284
Prepaid expenses and other current assets	12,445	9,218
Total current assets	210,838	195,512

Property, plant and equipment, less accumulated depreciation	23,623	21,554
Goodwill	65,282	62,280
Intangible assets, less accumulated amortization	11,294	14,100
Right of use asset	5,290	6,878
Other assets	2,321	2,328
Total Assets	$318,648	$302,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,112	$8,692
Accrued expenses and other current liabilities	38,772	33,813
Accrued payroll	4,712	3,704
Other short-term liabilities	—	1,600
Total current liabilities	64,596	47,809
Deferred tax liability	4,034	4,076
Long-term lease liabilities	3,233	4,917
Long-term severance payable	1,595	—
Other long-term liabilities	1,800	—
Total Liabilities	75,258	56,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 41,647,221 and 44,284,374 respectively	416	443
Additional paid-in capital	91,692	110,792
Retained earnings	151,282	134,615
Total Stockholders’ Equity	243,390	245,850

Total Liabilities and Stockholders’ Equity	$318,648	$302,652

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Income Statements

(Amounts in thousands, except for share and per share amounts)

	For the years ended December 31,
	2025	2024	2023
Revenues	$246,614	$237,118	$289,025
Cost of sales	184,517	171,410	177,518
Gross profit	62,097	65,708	111,507

Operating expenses:
Selling, general and administrative	40,242	33,017	30,542
Amortization	3,296	3,390	2,793
Total operating expenses	43,538	36,407	33,335

Operating income	18,559	29,301	78,172

Other (income) expense:
Interest (income) expense – net	(2,532)	(476)	8,352
Other income	(1,600)	(2,250)	—
Total other (income) expense	(4,132)	(2,726)	8,352

Income before income taxes	22,691	32,027	69,820

Income tax expense	6,024	7,639	17,573

Net income	$16,667	$24,388	$52,247

Net income per common share – Basic	$0.38	$0.54	$1.15
Net income per common share – Diluted	$0.37	$0.52	$1.10

Weighted average number of shares outstanding – Basic	43,585,401	45,329,789	45,385,433

Weighted average number of shares outstanding – Diluted	45,111,151	47,076,477	47,338,231

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share amounts)

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance at January 1, 2023	45,287,619	$453	$116,442	$57,980	$174,875

Issuance of common stock upon exercise of stock options	214,761	2	37	—	39

Excess tax benefits from exercise of stock options	—	—	(694)	—	(694)

Share-based compensation	—	—	2,306	—	2,306

Net income	—	—	—	52,247	52,247

Balance at December 31, 2023	45,502,380	$455	$118,091	$110,227	$228,773

Issuance of common stock upon exercise of stock options	26,070	—	—	—	—

Repurchase of common shares	(1,244,076)	(12)	(8,134)	—	(8,146)

Excess tax benefits from exercise of stock options	—	—	(7)	—	(7)

Share-based compensation	—	—	842	—	842

Net income	—	—	—	24,388	24,388

Balance at December 31, 2024	44,284,374	$443	$110,792	$134,615	$245,850

Issuance of common stock upon exercise of stock options	253,087	3	43	—	46

Repurchase of common shares	(2,890,240)	(30)	(19,984)	—	(20,014)

Excise tax on share repurchases	—	—	(259)	—	(259)

Share-based compensation	—	—	1,100	—	1,100

Net income	—	—	—	16,667	16,667

Balance at December 31, 2025	41,647,221	$416	$91,692	$151,282	$243,390

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$16,667	$24,388	$52,247
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	2,695	2,997	2,989
Amortization of intangible assets	3,296	3,390	2,793
Gain on measurement of earn-out liability	(1,600)	—	—
Impairment of long lived assets	—	441	2,120
Lower of cost or net realizable value inventory adjustment	1,726	3,028	(2,259)
Allowance for credit losses	307	(766)	659
Amortization of deferred finance cost	228	228	726
Loss on extinguishment of debt	—	—	3,427
Share based compensation	1,100	842	2,306
Deferred tax expense	(42)	(482)	4,314
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(3,776)	12,306	(4,957)
Inventories	(40,913)	60,248	(6,814)
Prepaid and other assets	(3,448)	(1,144)	(3,182)
Lease obligations	—	(92)	—
Income taxes receivable	368	(846)	(5,277)
Accounts payable and accrued expenses	20,230	(12,727)	9,455
Cash (used in) provided by operating activities	(3,162)	91,811	58,547

Cash flows from investing activities:
Payments for acquisitions	(2,237)	(20,670)	—
Additions to property, plant, and equipment	(5,052)	(5,300)	(3,580)
Cash used in investing activities	(7,289)	(25,970)	(3,580)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercises of stock options	46	—	39
Repurchase of common shares	(20,014)	(8,146)	—
Excess tax benefits from exercise of stock options	—	(7)	(694)
Excise tax on repurchase of common shares	(259)	—	—
Repayment of long-term debt	—	—	(47,161)
Cash used in financing activities	(20,227)	(8,153)	(47,816)

Increase (decrease) in cash and cash equivalents	(30,678)	57,688	7,151
Cash and cash equivalents at beginning of period	70,134	12,446	5,295
Cash and cash equivalents at end of period	$39,456	$70,134	$12,446

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$520	$690	$4,475
Cash paid for income taxes	$5,748	$8,990	$18,536
Property and equipment included in accrued expenses and other current liabilities	$268	$655	337

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

Consolidation

The consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, represent all companies of which Hudson directly or indirectly has majority ownership or otherwise controls. All intercompany accounts and transactions have been eliminated. The Company’s consolidated financial statements include the accounts of wholly-owned subsidiaries Hudson Holdings, Inc. and Hudson Technologies Company. The Company does not present a statement of comprehensive income as its comprehensive income is the same as its net income.

Fair Value of Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value at December 31, 2025 and December 31, 2024, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the years ended December 31, 2025, 2024 and 2023, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and over 10% of the outstanding accounts receivable at December 31, 2025 and 2024. Revenue from DLA totaled $38.2 million, $35.5 million and $53.0 million for the years ended December 31, 2025, 2024 and 2023. Accounts receivable from the DLA were $4.3 million and $3.5 million as of December 31, 2025, and 2024, respectively.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at December 31, 2025. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2025, the Company completed its annual impairment test as of October 1 and determined in its qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2025, 2024 or 2023.

Leases

The Company determines if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to use and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, the Company includes operating leases in operating lease right-of-use (“ROU”) assets, and long-term lease liabilities in its consolidated balance sheets.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $22.4 million and $19.4 million at December 31, 2025 and 2024, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA is reviewing its evaluation to determine whether corrective action is necessary and has rescinded the 2025 DLA Contract award during this process. While the bid protest and corrective action is pending, the Company will continue providing logistics support under its existing contract which runs through July 2026. The Company determined that the sale of refrigerants and the management services provided each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants is satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For the years ended December 31, 2025, 2024 and 2023 management services revenue were $2.9 million, $2.3 million, and $2.4 million respectively, which are included within the product and related sales revenue in the table below.

Cost of sales is recorded based on the cost of products shipped or services performed and related direct operating costs of the Company’s facilities. In general, the Company performs shipping and handling services for its customers in connection with the delivery of refrigerant and other products. The Company elected to implement Financial Accounting Standards Board (“FASB”) ASC

606-10-25-18B, Revenue from Contract with Customers, whereby the Company accounts for such shipping and handling as activities to fulfill the promise to transfer the good. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company’s revenues are derived from Product and related sales and RefrigerantSide® Services revenues. The revenues for each of these lines are as follows:

Years Ended December 31,	2025	2024	2023
(in thousands)
Product and related sales	$239,463	$230,264	$281,954
RefrigerantSide ® Services	7,151	6,854	7,071
Total	$246,614	$237,118	$289,025

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

As of December 31, 2025 and 2024 the Company had no federal NOLs, as the Company utilized all of its remaining federal NOLs during the year ended December 31, 2022. As of December 31, 2025, the Company had state tax NOLs of approximately $0.9 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The Company evaluated all provisions of the OBBBA and determined that the only applicable change is the reinstatement of 100% bonus depreciation for qualified property. The impact of this change is not material and is reflected in the Company’s results for the year ended December 31, 2025.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023
Net income	$16,667	$24,388	$52,247

Weighted average number of shares – basic	43,585,401	45,329,789	45,385,433
Shares underlying options	1,525,750	1,746,688	1,952,798
Weighted average number of shares outstanding – diluted	45,111,151	47,076,477	47,338,231

During the years ended December 31, 2025, 2024 and 2023, certain options aggregating 962,657, 518,315 and 17,172 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Capitalized Software Development Costs

Capitalized internal-use software costs consist of costs to purchase and develop software. For software to be used solely to meet internal needs and for cloud-based applications used to deliver our services, we capitalize costs incurred during the application development stage and include such costs within property, plant and equipment, net within our consolidated balance sheets.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company adopted ASU 2023 - 09 effective January 1, 2025, on a prospective basis. The amendments enhance income tax disclosure requirements and are reflected in Note 7 – Income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for interim and annual reporting periods beginning after December 15, 2025, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted the practical expedient that current market conditions as of Balance Sheet date do not change the remaining life of the asset. The adoption did not have material impact on the Company’s Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to software development project stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to improve navigability of the guidance in Topic 270, Interim Reporting, and clarify when it applies. The ASU also addresses the form and content of such financial statements and interim disclosure requirements and establishes a principle under which an entity must disclose events from the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statements and related disclosures.

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

Note 3 - Trade accounts receivable – net

The opening and closing balance of the Company’s trade accounts receivable is as follows:

	Beginning
	Balance	Ending Balance
(in thousands)	at January 1	at December 31
2025	$13,629	$17,098
2024	$25,169	$13,629

At December 31, 2025 and 2024, trade accounts receivable are net of reserves for allowance for credit losses of $0.9 million and $1.1 million, respectively. The following table represents the activity occurring in the reserves for allowance for credit losses in 2025 and 2024.

	Beginning	Net additions
	Balance	(reductions) charged	Deductions	Ending Balance
(in thousands)	at January 1	to Operations	and Other	at December 31
2025	$1,079	$307	$(445)	$941
2024	$1,994	$(766)	$(149)	$1,079

Note 4- Inventories

Inventories consist of the following:

	December 31,	December 31,
	2025	2024
(in thousands)
Refrigerants and cylinders	$145,881	$104,479
Less: net realizable value adjustments	(9,958)	(8,232)
Total	$135,923	$96,247

Note 5 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

			Estimated
December 31,	2025	2024	Lives
(in thousands)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,714	3,569	25-39 years
- Cylinders	12,853	12,957	15-30 years
- Equipment	33,870	32,525	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,237	2,081	3-5 years
- Lab and computer equipment, software	3,339	3,304	2-8 years
- Furniture and fixtures	1,125	1,125	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-Progress	7,248	4,237
Subtotal	68,586	63,998
Less: Accumulated depreciation	(44,963)	(42,444)
Total	$23,623	$21,554

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $2.7 million, $3.0 million and $3.0 million, respectively, of which $2.0 million, $2.4 million and $2.0 million, respectively, were included as cost of sales in the Company’s Consolidated Income Statements.

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

The Company has operating leases primarily for real estate in the United States. Of these leases, the three most significant are for the Company’s headquarters in Woodcliff Lake, NJ, and its two main plants in Champaign, IL, and Smyrna, GA.

The Woodcliff Lake lease had an initial term of 68 months, which was subsequently extended to 72 months on December 6, 2022, and expires on December 31, 2027 with annual escalations. The Woodcliff Lake lease also has an option to extend it for an additional five years and has an option to terminate, neither of which are included in the right of use asset calculation. The Champaign lease had an initial term of 35 months, which was most recently extended on September 27, 2024 to 18 years and 11 months, and expires on December 31, 2027 with annual escalations. If the termination option is not exercised, the Champaign lease will automatically continue under the same terms and conditions until December 31, 2027. The Smyrna lease had an initial term of 10 years, which was most recently extended on June 29, 2016 to 25 years, expires on June 30, 2030 with annual escalations.

The Company measured the lease liability based on the present value of the future lease payments, discounted using the estimated incremental borrowing rate of 7.75% for Champaign, 7.75% for Woodcliff Lake, and 8.99% for Smyrna, which represents the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at initial commencement.

The real estate operating leases are included in “Right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying assets for the lease term. The Company’s obligations to make lease payments are included in “Accrued expenses and other current liabilities” and “Long-term lease liabilities” on the Company’s consolidated balance sheets.

Operating lease expense of $1.9 million, $1.9 million and $1.7 million, for the years ended December 31, 2025, 2024 and 2023, respectively, is included in Selling, general and administrative expenses on the consolidated income statements.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2025.

Maturity of Lease Payments	December 31, 2025
(in thousands)
-2026	2,459
-2027	1,913
-2028	700
-2029	596
-2030	316
Total undiscounted operating lease payments	5,984
Less imputed interest	(694)
Present value of operating lease liabilities	$5,290

Balance Sheet Classification

December 31,	2025	2024
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,057	$1,961
Long-term lease liabilities	3,233	4,917
Total operating lease liabilities	$5,290	$6,878

Other Information

December 31,	2025		2024
Weighted-average remaining term for operating leases	2.22	years	2.87	years
Weighted-average discount rate for operating leases	8.45%		8.45%

Supplemental cash flow and non-cash information related to leases

December 31,	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$1,982	$1,918
Right-of-use assets obtained in exchange for new operating lease liabilities	$395	$2,113

Note 7 - Income taxes

The Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis. Prior period disclosures have not been recast to conform to the current year presentation.

Income tax expense for the years ended December 31, 2025, 2024 and 2023 was $6.0 million, $7.6 million and $17.6 million, respectively. The income tax expense for each of the years ended December 31, 2025, 2024 and 2023 were provided for federal and state income tax at statutory rates applied to the pre-tax income for each of the periods.

The following summarizes the provision for income taxes:

Years Ended December 31,	2025	2024	2023
(in thousands)

Current:
Federal	$4,849	$6,223	$10,319
State and local	1,217	1,898	2,940
	6,066	8,121	13,259
Deferred:
Federal	15	(222)	3,667
State and local	(57)	(260)	647
	(42)	(482)	4,314
Expense for income taxes	$6,024	$7,639	$17,573

Reconciliation of the Company’s actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31, 2025	Amount	Percent
U.S Federal statutory tax rate	$4,765	21.0%

State and local income taxes, net of federal income tax effect (a)	943	4.1%
Nontaxable or Nondeductible Items:
- Executive compensation limitation IRC §162(m) (b)	490	2.2%
- Excess tax benefits related to stock-based compensation	(327)	(1.4)%
- Stock based compensation – forfeitures and cancellations (c)	245	1.1%
- Non-taxable gain – reversal of contingent consideration (d)	(336)	(1.5)%
- Other, net	244	1.0%
Effective tax rate	$6,024	26.5%

(a)	State taxes in California, New York, New Jersey, Louisiana and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.
(b)	Executive compensation limitation reflects nondeductible severance expense under Section 162(m) of the IRC related to the leadership changes during the year.
(c)	Stock-based compensation reflects write-offs of deferred tax assets associated with cancellation of outstanding non-qualified options, for which no corresponding tax deduction will be realized.
(d)	The Company reversed a contingent consideration liability for financial reporting purposes that resulted in a non-taxable gain.

As previously disclosed for the years ended December 31, 2024 and 2023, and prior to adoption of ASU 2023 – 09, reconciliation of the Company’s actual tax rate to the U.S. Federal statutory rate is as follows:

Years ended December 31,	2024	2023
Income tax rates
- Statutory U.S. federal rate	21%	21%
- State income taxes, net of federal benefit	4%	4%
- Excess tax benefits related to stock compensation	0%	(1)%
- 162m limitation	1%	1%
- Change in valuation allowance	0%	0%
- Other true-up	(2)%	0%
Total	24%	25%

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. The net deferred income tax assets (liabilities) consisted of the following at:

December 31,	2025	2024
(in thousands)
Deferred tax assets (liabilities):
- Reserve for credit losses	$237	$271
- Inventory reserve	1,895	1,504
- Non qualified stock options	683	796
- NOL	67	112
- Accrued expenses	805	202
Total deferred tax assets	$3,687	$2,885

Deferred tax liabilities:

- Depreciation and amortization	(7,721)	(6,961)
Total deferred tax liabilities	(7,721)	(6,961)
Net deferred tax liabilities	$(4,034)	$(4,076)

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets, and therefore the need for valuation allowances, on a quarterly basis. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with all other available positive and negative evidence.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. For the years ended December 31, 2025 and December 31, 2024, the Company believes it had no uncertain tax positions. The Company’s 2021 and prior federal tax years have been closed. The Company operates in many states throughout the United States and, as of December 31, 2025, the state statutes of limitations remain open for tax years subsequent to 2020. The Company recognizes interest and penalties, if any, relating to income taxes as a component of the provision for income taxes.

Income taxes paid, net of refunds received, were as follows:

Years Ended December 31,	2025
(in thousands)
Federal	$4,227

State
-California	431
-Other	1,090
Total state tax paid	1,521

Total income taxes paid	$5,748

States representing greater than 5% of total income taxes paid are presented separately.

Note 8 – Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the years ended December 31, 2025, 2024 and 2023.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded that the fair value of the Company’s goodwill exceeds the carrying value and that there is no impairment related to intangible assets.

The change in the book value of goodwill is as follows:

(in thousands)	Total
Balance as of December 31, 2023	47,803
Acquisitions	14,477
Balance as of December 31, 2024	62,280
Acquisitions	3,002
Balance as of December 31, 2025	$65,282

The Company’s other intangible assets consist of the following:

		December 31, 2025			December 31, 2024
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	990	888	102	930	876	54
Customer relationships	2 – 12	32,790	23,179	9,611	32,680	20,246	12,434
Above market leases	13	567	366	201	567	321	246
Trade name	5	1,860	480	1,380	1,540	174	1,366
Total identifiable intangible assets		$36,207	$24,913	$11,294	$35,717	$21,617	$14,100

The amortization of intangible assets for the years ended December 31, 2025, 2024 and 2023, were $3.3 million, $3.4 million and $2.8 million, respectively. Future estimated amortization expense is as follows: 2026 - $3.2 million, 2027- $3.0 million, 2028-$2.9 million, 2029-$2.1 million, and 2030-$0.1 million.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

December 31,	2025	2024
(in thousands)
Accrued expenses	$14,116	$12,320
Cylinder deposits	22,438	19,426
Lease obligations	2,056	1,961
Other current liabilities	162	106
Total	$38,772	$33,813

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

Under the terms of the Amended Wells Fargo Facility, the Borrowers: (i) immediately borrowed $15 million in the form of a “first in last out” term loan (the “FILO Tranche”) and (ii) could initially borrow from time to time, up to $75 million at any time consisting of revolving loans (the “Revolving Loans”) in a maximum amount up to the lesser of $75 million and a borrowing base that is calculated based on the outstanding amount of the Borrowers’ eligible receivables and eligible inventory, as described in the Amended Wells Fargo Facility. The Amended Wells Fargo Facility also initially contained a sublimit of $9 million for swing line loans and $2 million for letters of credit. The Company currently has $1.3 million of letters of credit outstanding. The FILO Tranche was repaid in full in July 2023 and may not be reborrowed.

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

At December 31, 2025, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

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

On October 23, 2024, the Borrowers and the Company entered into a Second Amendment to Amended and Restated Credit Agreement dated October 23, 2024 (the “Second Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Second Amendment amended the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $10 million per calendar year in each of 2024 and 2025 and $5 million in any calendar year thereafter during the term of the Amended Wells Fargo Facility, upon satisfaction of certain conditions, subject to an aggregate cap of $25 million.

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

On November 25, 2025, the Borrowers and the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with Wells Fargo and the lenders under the Amended Wells Fargo Facility. The Fourth Amendment amended the provision relating to permitted stock repurchases by the Company, to permit stock repurchases in an amount not to exceed $20 million per calendar year in each of 2025 and 2026 and $5 million in any calendar year thereafter during the term of the Wells Fargo Facility, upon satisfaction of certain conditions, and made certain other technical changes.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of December 31, 2025.

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

Note 11 - Commitments and contingencies

Rents and operating leases

The Company utilizes leased facilities and operates equipment under non-cancelable operating leases through July 2030. Below is a table of key properties:

		Lease
	Annual	Expiration
Location	Rent	Date
Baton Rouge, Louisiana	$45,000	7/2026
Champaign, Illinois	$685,000	12/2027
Champaign, Illinois (2nd location)	$394,000	9/2026
Chicago, Illinois	$7,000	Month to Month
Denver, Colorado	$46,000	Month to Month
Escondido, California	$253,000	6/2027
La Porte, Texas	$17,000	7/2028
Long Beach, California	$29,000	2/2027
Omaha, Nebraska	$12,000	11/2026
Ontario, California	$193,000	12/2027
Riverside, California	$27,000	Month to Month
Smyrna, Georgia	$511,000	7/2030
Stony Point, New York	$125,000	6/2026
Woodcliff Lake, New Jersey	$380,000	12/2027

The Company rents properties and various equipment under operating leases. In addition to the properties above, the Company does at times utilize public warehouse space on a month to month basis. The Company typically enters into short-term leases for the facilities and wherever possible extends the expiration date of such leases.

Note 12 - Share-Based Compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2025, 2024 and 2023, the share-based compensation expense of $1.1 million, $0.8 million and $2.3 million, respectively, is reflected in Selling, general and administrative expenses in the consolidated income statements.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans, (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of December 31, 2025 there were 6,539,472 shares of the Company’s common stock available under the Plans for issuance for future stock option grants or other stock based awards.

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

Year ended
December 31,	2025	2024	2023
Assumptions
Dividend yield	0%	0%	0%
Risk free interest rate	3.61%-4.19%	4.24%-4.29%	3.69%-4.89%
Expected volatility	62.28%-65.67%	77.69%-80.62%	71.73%-94%
Expected lives	2.75-3.5 years	1.5 years	1.5-2.0 years

The expected stock price volatility is based on the implied volatilities from traded options on our stock, historical volatility of our stock and other factors.

A summary of the activity for the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
Stock Options and Stock Appreciation Rights	Shares	Exercise Price
Outstanding at December 31, 2022	2,390,150	$1.51
-Cancelled	(48,268)	$5.67
-Exercised	(296,973)	$2.68
-Granted (1)	602,526	$10.02
Outstanding at December 31, 2023	2,647,435	$3.31
-Cancelled	(10,176)	$4.54
-Exercised	(39,402)	$7.24
-Granted (2)	135,603	$10.85
Outstanding at December 31, 2024	2,733,460	$3.63
-Cancelled	(150,738)	$8.35
-Exercised	(286,272)	$1.63
-Granted (3)	743,439	$6.26
Outstanding at December 31, 2025	3,039,889	$4.28

(1)	Options to purchase 584,826 shares were granted in 2023, of which options to purchase 337,727 shares vested immediately in 2023 and the remainder vested 50% immediately and 50% one year after the date of the grants. In addition, 17,700 stock appreciation rights were granted in January 2023 with a six- month vesting period.
(2)	Options to purchase 135,603 shares were granted in 2024, of which options to purchase 111,975 shares vested immediately in 2024 and the remainder vested 50% immediately and 50% one year after the date of the grants.
(3)	Options to purchase 675,939 shares were granted in 2025, of which options to purchase 68,490 shares vested immediately in 2025; 391,140 shares are subject to cliff vesting on December 31, 2027, contingent upon the achievement of performance-based metrics; and the remaining 216,309 shares will vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary. In addition, 67,500 stock appreciation rights were granted in 2025 with two- year vesting period.

The following is the weighted average contractual life in years and the weighted average exercise price at December 31, 2025 and 2024 of:

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2025	Options	Life (Years)	Exercise Price
Options outstanding and vested	2,564,699	1.94	$3.87

Weighted
Average
		Remaining	Weighted
	Number of	Contractual	Average
December 31, 2024	Options	Life(Years)	Exercise Price
Options outstanding and vested	2,713,522	3.26	$3.55

The intrinsic values of options outstanding at December 31, 2025 and 2024 are $10.0 million and $8.6 million, respectively.

The intrinsic value of options unvested at December 31, 2025 and 2024 are $0.2 million and $0.0 million, respectively. As of December 31, 2025 there was $0.0 million of unrecognized share based compensation expense related to non-vested options.

The intrinsic values of options vested and exercised during the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Intrinsic value of options vested	$126,732	$—	$2,886,080
Intrinsic value of options exercised	$1,815,575	$184,282	$2,565,056

Note 13 – Benefit Plan

The Company maintains a 401(k)-benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions may be matched in part by discretionary contributions by the Company. The matching contributions for 2025, 2024 and 2023 were $0.7 million, $0.7 million, and $0.6 million, respectively, and are included in Selling, general and administrative expenses on the consolidated income statements.

Note 14 – Acquisitions

USA Refrigerants Acquisition

On June 6, 2024, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of USA United Suppliers of America, Inc. (d/b/a USA Refrigerants) (“USA Refrigerants”) and B&B Jobber Services, Inc. (collectively, the “USA Refrigerants Acquisition”). The consideration for the USA Refrigerants Acquisition was approximately $20.7 million in cash, paid at the closing, and provided for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 18 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.6 million as of June 6, 2024 and December 31, 2024, which was recorded in other short-term liabilities on the consolidated balance sheet. The Company determined the earn-out criteria would not be met and as a result in the third quarter of 2025, the Company reduced the earn-out liability to zero. The Company recognized $1.6 million as other income in the Consolidated Statement of Income.

The following table summarizes the final fair values of the assets acquired and liabilities assumed from the USA Refrigerants Acquisition:

Consideration (in thousands)

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

The following table provides unaudited pro forma total revenues and results of operations for the years ended December 31, 2024, and 2023 as if USA Refrigerants had been acquired on January 1, 2023. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition been completed at the beginning of 2023, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

	2024	2023
(in thousands)
Revenue	$246,395	$299,150
Net Income	25,850	53,845

In relation to the USA Refrigerants Acquisition, the Company incurred $0.3 million of acquisition costs which are included in selling, general and administrative expenses within the consolidated statement of income for the year ended December 31, 2024.

Refrigerants Inc. Acquisition

On December 16, 2025, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of Denver Refrigerants Inc. (d/b/a Refrigerants Inc.) (the “Refrigerants Inc. Acquisition”) which expands the Company’s reach in key markets for both refrigerant sales and the aftermarket supply chain of recovered refrigerant. The Company considered the guidance in ASC 805-10-55 and concluded that the transaction met the definition of a business, therefore the transaction was accounted for as a business combination. The consideration for Refrigerants Inc. Acquisition was approximately $2.2 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 17 and 29 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.8 million as of December 31, 2025, which was recorded in other long-term liabilities on the consolidated balance sheet.

The following table summarizes the final fair values of the assets acquired and liabilities assumed from the Refrigerants Inc. Acquisition:

Consideration (in thousands)

Cash	$2,237
Contingent consideration	1,800
Total consideration transferred	$4,037

Identifiable assets acquired

	Amortization life	Fair Value
	(in months)	(in thousands)
Inventories		$488
Fixed assets	36	57
Covenant not to compete	60	60
Customer relationships	24	110
Tradename	60	320
Total identified assets		1,035
Goodwill		3,002
Total net assets acquired		$4,037

The Refrigerants Inc. Acquisition resulted in the recognition of $3.0 million of goodwill, which will be deductible for tax purposes. Goodwill largely consists of expected growth in revenue from new customer acquisitions over time.

There was immaterial revenue and net income in the Company’s consolidated statement of income related to the Refrigerants Inc. Acquisition from the acquisition date through December 31, 2025.

The following table provides unaudited pro forma total revenues and results of operations for the year ended December 31, 2025, 2024 and 2023 as if USA Refrigerants. and Refrigerants Inc. had been acquired on January 1, 2023. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as a step-up in basis in inventory, and amortization expense on intangible assets arising from the acquisitions. The pro forma results do not include any anticipated cost synergies or other effects of any planned integration. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the USA Refrigerants Acquisition and the Refrigerants Inc. Acquisition been completed at the beginning of 2023, nor are they indicative of the future operating results of the combined companies (dollars in thousands):

	2025	2024	2023
(in thousands)
Revenue	$249,967	$249,613	$304,936
Net Income	18,951	27,277	54,799

Note 15 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company could repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025). On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchases authorization pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026. Purchases will be funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the year ended December 31, 2025, the Company repurchased 2,890,240 shares, totaling $20.0 million, at an average price of $6.92 per share. The average prices paid for these shares do not include commissions. These repurchased shares were retired.

Note 16 – Segment information

The Company determines operating segments based on how its CODM manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM are its Chief Executive Officer and Chief Financial Officer, who review its operating results on a consolidated basis. The Company operates in one segment and has one reportable segment.

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

The table below summarizes the significant expenses regularly provided to the CODM for the years ended December 31, 2025, 2024, and 2023 (in thousands).

	Year ended December 31,
	2025	2024	2023
Revenues	$246,614	$237,118	$289,025
Less:
Cost of materials and plant overhead	169,577	157,508	163,701
Payroll expense and benefits	37,748	31,625	28,186
Interest (income) expense – net	(2,532)	(476)	8,352
Depreciation and amortization	5,991	6,387	5,782
Professional fees	6,751	6,720	4,423
Other operating expenses[1]	7,988	5,577	8,761
Income taxes	6,024	7,639	17,573
Other income	(1,600)	(2,250)	—

Net income	$16,667	$24,388	$52,247

1Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM reviews these items in aggregate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kenneth Gaglione
Kenneth Gaglione, Chairman and Chief Executive Officer

Date:	March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Gaglione	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2026
Kenneth Gaglione

/s/ Brian J. Bertaux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
Brian J. Bertaux

/s/ Vincent P. Abbatecola	Director	March 16, 2026
Vincent P. Abbatecola

/s/ Nicole Bulgarino	Director	March 16, 2026
Nicole Bulgarino

/s/ Loan Mansy	Director	March 16, 2026
Loan Mansy

/s/ Richard Parrillo	Director	March 16, 2026
Richard Parrillo

/s/ Eric A. Prouty	Director	March 16, 2026
Eric A. Prouty