Form 10-Q
period 2026-03-31
HUDSON TECHNOLOGIES INC /NY
filed 2026-05-11
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,068,788 shares
Class	Outstanding at April 21, 2026

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,366	$39,456
Trade accounts receivable – net of allowance for credit losses of $1,107 and $941, respectively	33,479	17,098
Inventories	130,736	135,923
Income tax receivable	5,667	5,916
Prepaid expenses and other current assets	13,836	12,445
Total current assets	203,084	210,838

Property, plant and equipment, less accumulated depreciation	22,526	23,623
Goodwill	65,282	65,282
Intangible assets, less accumulated amortization	10,439	11,294
Right of use asset	5,269	5,290
Other assets	2,324	2,321
Total Assets	$308,924	$318,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,580	$21,112
Accrued expenses and other current liabilities	39,805	38,772
Accrued payroll	2,744	4,712
Total current liabilities	60,129	64,596
Deferred tax liability	4,951	4,034
Long-term lease liabilities	3,159	3,233
Long-term severance payable	1,206	1,595
Other long-term liabilities	1,800	1,800
Total Liabilities	71,245	75,258

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 42,052,342 and 41,647,221, respectively	420	416
Additional paid-in capital	85,647	91,692
Retained earnings	151,612	151,282
Total Stockholders’ Equity	237,679	243,390

Total Liabilities and Stockholders’ Equity	$308,924	$318,648

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months
	ended March 31,
	2026	2025
Revenues	$60,151	$55,343
Cost of sales	48,303	43,275
Gross profit	11,848	12,068

Operating expenses:
Selling, general and administrative	9,529	8,170
Amortization	855	823
Total operating expenses	10,384	8,993

Operating income	1,464	3,075

Interest income	(133)	(576)

Income before income taxes	1,597	3,651

Income tax expense	1,267	893

Net income	$330	$2,758

Net income per common share – Basic	$0.01	$0.06
Net income per common share – Diluted	$0.01	$0.06
Weighted average number of shares outstanding – Basic	42,321,667	44,057,774
Weighted average number of shares outstanding – Diluted	42,576,086	45,621,413

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2025	44,284,374	$443	$110,792	$134,615	$245,850

Repurchase of common shares	(308,588)	(3)	(1,828)	—	(1,831)

Share - based compensation	—	—	45	—	45

Net income	—	—	—	2,758	2,758

Balance at March 31, 2025	43,975,786	$440	$109,009	$137,373	$246,822

Balance at January 1, 2026	41,647,221	$416	$91,692	$151,282	$243,390

Issuance of common stock upon exercise of stock options	821,601	8	(8)	—	—

Repurchase of common shares	(416,480)	(4)	(2,487)	—	(2,491)

Excess tax benefits from exercise of stock options	—	—	(3,720)	—	(3,720)

Share - based compensation	—	—	170	—	170

Net income	—	—	—	330	330

Balance at March 31, 2026	42,052,342	$420	$85,647	$151,612	$237,679

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three months
	ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$330	$2,758
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	887	774
Amortization of intangible assets	855	823
Lower of cost or net realizable value inventory adjustment	(2,913)	549
Allowance for credit losses	244	(187)
Share based compensation	170	45
Amortization of deferred finance costs	56	56
Deferred tax expense	917	177
Changes in assets and liabilities:
Trade accounts receivable	(16,625)	(13,636)
Inventories	9,225	17,399
Prepaid and other assets	(1,451)	367
Income taxes receivable	250	534
Accounts payable and accrued expenses	(4,750)	4,497
Cash provided by (used in) operating activities	(12,805)	14,156

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,074)	(1,411)
Cash used in investing activities	(1,074)	(1,411)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options	(3,720)	—
Repurchase of common shares	(2,491)	(1,831)
Cash used in financing activities	(6,211)	(1,831)

Increase (decrease) in cash and cash equivalents	(20,090)	10,914
Cash and cash equivalents at beginning of period	39,456	70,134
Cash and cash equivalents at end of period	$19,366	$81,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$58	$100
Cash paid for income taxes – net	$100	$182

Property and equipment included in accrued expenses and other current liabilities	$108	$699

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2025. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at March 31, 2026 and December 31, 2025, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the three-month periods ended March 31, 2026 and 2025, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and 8% and 23% of the outstanding accounts receivable at March 31, 2026 and December 31, 2025. Revenue from the DLA totaled $7.7 million and $9.4 million for the three-month periods ended March 31, 2026 and March 31, 2025. Accounts receivable from the DLA totaled $2.7 million and $4.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

Inventories

Inventories, consisting primarily of refrigerant products available for sale, are stated at the lower of cost or market, on a first-in first-out basis, or net realizable value. Where the market price of inventory is less than the related cost, the Company may be required to write down its inventory through a lower of cost or net realizable value adjustment, the impact of which would be reflected in cost of sales on the Consolidated Statements of Income. Any such adjustment would be based on management’s judgment regarding future demand and market conditions and analysis of historical experience.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at March 31, 2026. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2025 or the quarter ended March 31, 2026.

Leases

The Company determines if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to use and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, the Company includes operating leases in right-of-use (“ROU”) assets, accrued expenses and other current liabilities and long-term lease liabilities in its consolidated balance sheets.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheets, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $24.0 million and $22.4 million at March 31, 2026 and December 31, 2025, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA is reviewing its evaluation to determine whether corrective action is necessary and has rescinded the 2025 DLA Contract award during this process. While the bid protest and corrective action is pending, the Company will continue providing logistics support under its existing contract which runs through July 2026. The Company determined that the sale of refrigerants and the management services provided each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants are satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For both periods ended March 31, 2026 and 2025 management services revenue were $0.8 million and $0.6 million respectively, which is included within product and related sales revenue in the table below.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

Period Ended March 31,	2026	2025
(in thousands)
Product and related sales	$58,050	$53,865
RefrigerantSide ® Services	2,101	1,478
Total	$60,151	$55,343

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

As of March 31, 2026, the Company had no federal NOLs. As of March 31, 2026, the Company had state tax NOLs of approximately $0.4 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of March 31, 2026 and December 31, 2025, the Company believes it had no uncertain tax positions.

The Company’s effective tax rate for the three months ended March 31, 2026 was impacted by discrete tax items, including non-deductible equity-based compensation and other discrete items, and is not indicative of the expected full-year effective tax rate.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months
	Ended March 31,
	2026	2025
Net income	$330	$2,758

Weighted average number of shares – basic	42,321,667	44,057,774
Shares underlying options	254,419	1,563,639
Weighted average number of shares outstanding – diluted	42,576,086	45,621,413

During the three-month periods ended March 31, 2026 and 2025, certain options aggregating 570,999 and 1,104,502 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023 - 09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company adopted ASU 2023 - 09 effective January 1, 2025, on a prospective basis. The amendments enhance income tax disclosure requirements.

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

In July 2025, the FASB issued ASU 2025-05, Financial instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for interim and annual reporting periods beginning after December 15, 2025, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted the practical expedient effective December 31, 2025 that current market conditions as of the Balance Sheet date do not change the remaining life of the asset. The adoption did not have material impact on the Company’s Consolidated Financial Statements.

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

Note 3 - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2026	2025
	(unaudited)
(in thousands)
Refrigerants and cylinders	$137,781	$145,881
Less: net realizable value adjustments	(7,045)	(9,958)
Total	$130,736	$135,923

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	March 31,	December 31,	Estimated
	2026	2025	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,714	3,714	25-39 years
- Cylinders	9,749	12,853	15-30 years
- Equipment	33,924	33,870	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,237	2,237	3-5 years
- Lab and computer equipment, software	10,234	3,339	2-8 years
- Furniture and fixtures	1,125	1,125	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	1,084	7,248
Subtotal	66,267	68,586
Less: Accumulated depreciation	(43,741)	(44,963)
Total	$22,526	$23,623

Depreciation expense for the three-month periods ended March 31, 2026 and 2025 was $0.9 million and $0.8 million, respectively, of which $0.7 million and $0.7 million, respectively, were included as cost of sales in the Company’s Consolidated Statements of Income.

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

Operating lease expense of $0.6 million and $0.5 million, for the three-month periods ended March 31, 2026 and 2025, respectively, is included in Selling, general and administrative expenses on the consolidated statements of income.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2026.

March 31,
Maturity of Lease Payments	2026
(in thousands)	(unaudited)
2026 (remaining)	$1,880
-2027	2,038
-2028	819
-2029	715
-2030	436
-Thereafter	10
Total undiscounted operating lease payments	5,898
Less imputed interest	(629)
Present value of operating lease liabilities	$5,269

Balance Sheet Classification

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,110	$2,057
Long-term lease liabilities	3,159	3,233
Total operating lease liabilities	$5,269	$5,290

Other Information

	March 31,		December 31,
	2026		2025
Weighted-average remaining term for operating leases	2.21	years	2.22	years
Weighted-average discount rate for operating leases	8.34%		8.45%

Supplemental cash flow and non-cash information related to leases

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$569	$1,982
Right-of-use assets obtained in exchange for new operating lease liabilities	$548	$395

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There were no goodwill impairment losses recognized for the three-month period ended March 31, 2026, and year ended December 31, 2025.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded the fair value of the Company’s goodwill exceeds the carrying value and there are no impairment indicators related to intangible assets.

At March 31, 2026 and December 31, 2025 the Company had $65.3 million of goodwill.

The Company’s other intangible assets consist of the following:

		March 31, 2026			December 31, 2025
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	990	894	96	990	888	102
Customer relationships	2 – 12	32,790	23,925	8,865	32,790	23,179	9,611
Above market leases	13	567	377	190	567	366	201
Trade name	5	1,860	572	1,288	1,860	480	1,380
Total identifiable intangible assets		$36,207	$25,768	$10,439	$36,207	$24,913	$11,294

Amortization expense for the three-month period ended March 31, 2026 and 2025 was $0.9 million and $0.8 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the three-month periods ended March 31, 2026 and 2025, share-based compensation expense of $0.2 million and $0.0 million, respectively, is reflected in Selling, general and administrative expenses in the Consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of March 31, 2026 there were an aggregate of 7,218,538 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 4,926 and 391,140 shares of common stock granted during the three – month periods ended March 31, 2026 and 2025, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2024	2,733,460	$3.63
-Cancelled	(150,738)	$8.35
-Exercised	(286,272)	$1.63
-Granted (1)	743,439	$6.26
Outstanding at December 31, 2025	3,039,889	$4.28
-Cancelled	(464,135)	$8.08
-Exercised	(1,755,851)	$1.71
-Granted (2)	4,926	$5.88
Outstanding at March 31, 2026	824,829	$6.81
(1)	Options to purchase 675,939 shares were granted in 2025, of which options to purchase 68,490 shares vested immediately in 2025; 391,140 shares are subject to cliff vesting on December 31, 2027, contingent upon the achievement of performance-based metrics; and the remaining 216,309 shares will vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary. In addition, 67,500 stock appreciation rights were granted in 2025 with a two-year vesting period.
(2)	Options to purchase 4,926 shares were granted in 2026, of which 50% will vest on the first anniversary of the grant and the remaining 50% on the second anniversary.

The following is the weighted average contractual life in years and the weighted average exercise price at March 31, 2026 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	417,190	3.10	years	$7.02

The intrinsic value of options outstanding at March 31, 2026 and December 31, 2025 was $0.6 million and $10.0 million, respectively.

The intrinsic value of options unvested at March 31, 2026 and December 31, 2025 was $0.0 million and $0.2 million, respectively.

The intrinsic value of options exercised during the three-month periods ended March 31, 2026 and 2025 were $9.5 million and $0.0 million, respectively.

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

At March 31, 2026, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of March 31, 2026.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	March 31,	December 31,
	2026	2025
	(unaudited)
(in thousands)
Accrued expenses	$13,533	$14,116
Cylinder deposits	24,009	22,438
Lease obligations	2,110	2,056
Other current liabilities	153	162
Total	$39,805	$38,772

Note 10 – Acquisition

On December 16, 2025, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of Denver Refrigerants Inc. (d/b/a Refrigerants Inc.) (the “Refrigerants Inc. Acquisition”) which expands the Company’s reach in key markets for both refrigerant sales and the aftermarket supply chain of recovered refrigerant. The Company considered the guidance in ASC 805-10-55 and concluded that the transaction met the definition of a business, therefore the transaction was accounted for as a business combination. The consideration for Refrigerants Inc. Acquisition was approximately $2.2 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 17 and 29 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.8 million as of December 31, 2025 and March 31, 2026 which was recorded in other long-term liabilities on the consolidated balance sheet.

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

Note 11 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company could repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025). On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase authorization pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026. Purchases are funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the quarter ended March 31, 2026, the Company repurchased 416,480 shares, totaling $2.5 million, at an average price of $5.98 per share. The average prices paid for these shares do not include commissions. These repurchased shares were retired.

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

The table below summarizes the significant expenses regularly provided to the CODM for the three- month periods ended March 31, 2026, and 2025 (in thousands).

Three-month Period Ended March 31,	2026	2025
(in thousands)
Revenues	$60,151	$55,343
Less:
Cost of materials and plant overhead	44,379	39,670
Payroll expense and benefits	8,420	8,529
Interest (income) expense	(133)	(576)
Depreciation and amortization	1,612	1,597
Professional fees	2,217	1,308
Other operating expenses[1]	2,059	1,164
Income taxes	1,267	893
Net income	$330	$2,758

1Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM reviews these items in aggregate.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, contained in this section and elsewhere in this Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the laws and regulations affecting the industry, changes in the demand and price for refrigerants (including unfavorable market conditions adversely affecting the demand for, and the price of refrigerants), the Company’s ability to source refrigerants, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, the ability to meet financial covenants under our financing facility, any delays or interruptions in bringing products and services to market, the timely availability of any requisite permits and authorizations from governmental entities and third parties as well as factors relating to doing business outside the United States, including changes in the laws, regulations, policies, and political, financial and economic conditions, including inflation, interest and currency exchange rates, of countries in which the Company may seek to conduct business, the Company’s ability to successfully integrate any assets it acquires from third parties into its operations, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2025, and in the Company’s other subsequent filings with the Securities and Exchange Commission (“SEC”). The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

2025 Acquisition

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

Results of Operations

Three-month period ended March 31, 2026 as compared to the three-month period ended March 31, 2025

Revenues for the three-month period ended March 31, 2026 were $60.2 million, an increase of $4.9 million or 9% from the $55.3 million reported during the comparable 2025 period. The increase was primarily attributable to higher sales volumes which was partially offset by the mix of refrigerants sold during the period.

Gross profit and gross margin for the three-month period ended March 31, 2026, were $11.8 million and 20% respectively, a decrease of $0.3 million and 2% respectively from the $12.1 million and 22% reported during the comparable 2025 period. The decrease of $0.2 million gross profit and the decline in gross margin were primarily due to the mix of refrigerants sold during the period.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2026 were $9.5 million, an increase of $1.3 million from the $8.2 million reported during the comparable 2025 period due to an increase in professional fees and IT expenses.

Amortization expense for the three-month periods ended March 31, 2026 and 2025 was $0.9 million and $0.8 million, respectively.

Interest income for the three-month period ended March 31, 2026 was $0.1 million, compared to the interest income of $0.6 million reported during the comparable 2025 period.

The Company’s income tax expense for the three-month period ended March 31, 2026 and March 31, 2025 was $1.3 million and $0.9 million, respectively. The Company’s effective tax rate for the three-month period ended March 31, 2026 and March 31, 2025 was 79.3% and 24.5%, respectively. The increase in the effective tax rate was primarily due to discrete tax items recognized during the period, including non-deductible equity-based compensation and other discrete items. For the three-month period ended March 31, 2026 and March 31, 2025, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for discrete items.

The net income for the three-month period ended March 31, 2026 was $0.3 million, a decrease of $2.5 million from the $2.8 million of net income reported during the comparable 2025 period, primarily due to higher SG&A costs and lower gross margin, as described above.

Liquidity and Capital Resources

At March 31, 2026, the Company had working capital, which represents current assets less current liabilities, of $143.0 million, a decrease of $3.2 million from the working capital of $146.2 million at December 31, 2025. The decrease in working capital is primarily attributable to the decrease in cash and increase in accounts payable due to higher inventory purchases at year end.

Inventories and trade receivables are principal components of current assets. At March 31, 2026, the Company had inventories of $130.7 million, a decrease of $5.2 million from $135.9 million at December 31, 2025. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (with newly manufactured production currently in the process of being phased down) and HFO refrigerants.

At March 31, 2026, the Company had trade receivables, net of allowance for credit losses, of $33.5 million, an increase of $16.4 million from $17.1 million at December 31, 2025, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash used in operating activities for the three-month period ended March 31, 2026 was $12.8 million, compared to net cash provided by operating activities of $14.2 million for the comparable 2025 period. This change is primarily driven by the timing of inventories, lower of cost net reserve, trade receivable, accounts payable and accrued expenses.

Net cash used in investing activities for the three-month period ended March 31, 2026 was $1.1 million compared with net cash used in investing activities of $1.4 million for the comparable 2025 period, mainly due to timing of capital expenditures related to capitalization of the Company’s ERP system.

Net cash used in financing activities for the three-month period ended March 31, 2026 was $6.2 million compared with net cash used in financing activities of $1.8 million for the comparable 2025 period. The variance is mainly due to the excess tax on benefits from the exercise of options for $3.7 million and the repurchase of 416,480 shares of Company common stock, at a cost of $2.5 million for the period ended March 31, 2026.

At March 31, 2026, cash and cash equivalents were $19.4 million, or approximately $20.1 million lower than the $39.5 million of cash and cash equivalents at December 31, 2025.

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

At March 31, 2026, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of March 31, 2026.

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

For the three-month periods ended March 31, 2026 and 2025, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and 8% and 23% of the outstanding accounts receivable at March 31, 2026 and December 31, 2025. Revenue from the DLA totaled $7.7 million and $9.4 million for the three-month periods ended March 31, 2026 and March 31, 2025. Accounts receivable from the DLA totaled $2.7 million and $4.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $40 million secured facility with a $0.0 million outstanding balance as of March 31, 2026. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2026, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate the new ERP system. We continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025. There have been no material changes to such matters during the quarter ended March 31, 2026.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share*	Program	of dollars) (2)

January 1-31, 2026	—	—	—	$20.0
February 1-28, 2026	—	—	—	$20.0
March 1-31, 2026	416,480	$5.98	416,480	$17.5
Total	416,480	$5.98	416,480	$17.5
(1)	On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10 million in shares of the Company’s common stock during 2024 and 2025 (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, and future cash flow. On October 25, 2024, the Company announced that its Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).
(2)	On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase authorization pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026.

*Average Price Paid Per Share does not include commissions

Item 5 – Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2026.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kenneth Gaglione	May 11, 2026
	Kenneth Gaglione	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Brian J. Bertaux	May 11, 2026
	Brian J. Bertaux	Date
Chief Financial Officer