Form 10-Q
period 2026-06-30
HUDSON TECHNOLOGIES INC /NY
filed 2026-08-07
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,088,547 shares
Class	Outstanding at July 27, 2026

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,600	$39,456
Trade accounts receivable – net of allowance for credit losses of $1,214 and $941, respectively	43,253	17,098
Inventories	128,112	135,923
Income tax receivable	6,974	5,916
Prepaid expenses and other current assets	14,214	12,445
Total current assets	218,153	210,838

Property, plant and equipment, less accumulated depreciation	22,159	23,623
Goodwill	65,282	65,282
Intangible assets, less accumulated amortization	9,584	11,294
Right of use assets	4,760	5,290
Other assets	2,125	2,321
Total Assets	$322,063	$318,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,403	$21,112
Accrued expenses and other current liabilities	41,143	38,772
Accrued payroll	2,962	4,712
Other short-term liabilities	1,000	—
Total current liabilities	67,508	64,596
Deferred tax liability	7,018	4,034
Long-term lease liabilities	2,707	3,233
Long-term severance payable	766	1,595
Other long-term liabilities	800	1,800
Total Liabilities	78,799	75,258

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 42,088,547 and 41,647,221, respectively	421	416
Additional paid-in capital	86,284	91,692
Retained earnings	156,559	151,282
Total Stockholders’ Equity	243,264	243,390

Total Liabilities and Stockholders’ Equity	$322,063	$318,648

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025
Revenues	$78,345	$72,849	$138,496	$128,192
Cost of sales	57,655	50,038	105,958	93,313
Gross profit	20,690	22,811	32,538	34,879

Operating expenses:
Selling, general and administrative	12,436	9,265	21,965	17,435
Amortization	856	822	1,711	1,645
Total operating expenses	13,292	10,087	23,676	19,080

Operating income	7,398	12,724	8,862	15,799

Interest income	(47)	(651)	(180)	(1,227)

Income before income taxes	7,445	13,375	9,042	17,026

Income tax expense	2,498	3,207	3,765	4,100

Net income	$4,947	$10,168	$5,277	$12,926

Net income per common share – Basic	$0.12	$0.23	$0.13	$0.29
Net income per common share – Diluted	$0.12	$0.23	$0.12	$0.28
Weighted average number of shares outstanding – Basic	42,070,723	43,631,187	42,195,502	43,843,302
Weighted average number of shares outstanding – Diluted	42,175,117	45,157,911	42,371,567	45,390,662

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended June 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at April 1, 2025	43,975,786	$440	$109,009	$137,373	$246,822

Issuance of common stock upon exercise of stock options	171,738	2	(2)	—	—

Repurchase of common shares	(495,065)	(5)	(2,699)	—	(2,704)

Share - based compensation	—	—	493	—	493

Net income	—	—	—	10,168	10,168

Balance at June 30, 2025	43,652,459	$437	$106,801	$147,541	$254,779

Balance at April 1, 2026	42,052,342	$420	$85,647	$151,612	$237,679

Issuance of common stock upon exercise of stock options	36,205	1	(1)	—	—

Excess tax benefits from exercise of stock options	—	—	(39)	—	(39)

Share - based compensation	—	—	677	—	677

Net income	—	—	—	4,947	4,947

Balance at June 30, 2026	42,088,547	$421	$86,284	$156,559	$243,264

Six Months Ended June 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2025	44,284,374	$443	$110,792	$134,615	$245,850

Issuance of common stock upon exercise of stock options	171,738	2	(2)	—	—

Repurchase of common shares	(803,653)	(8)	(4,527)	—	(4,535)

Share - based compensation	—	—	538	—	538

Net income	—	—	—	12,926	12,926

Balance at June 30, 2025	43,652,459	$437	$106,801	$147,541	$254,779

Balance at January 1, 2026	41,647,221	$416	$91,692	$151,282	$243,390

Issuance of common stock upon exercise of stock options	857,806	9	(9)	—	—

Repurchase of common shares	(416,480)	(4)	(2,487)	—	(2,491)

Excess tax benefits from exercise of stock options	—	—	(3,759)	—	(3,759)

Share - based compensation	—	—	847	—	847

Net income	—	—	—	5,277	5,277

Balance at June 30, 2026	42,088,547	$421	$86,284	$156,559	$243,264

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six months
	ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$5,277	$12,926
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,766	1,502
Amortization of intangible assets	1,711	1,645
Lower of cost or net realizable value inventory adjustment	(5,003)	512
Allowance for credit losses	437	(120)
Share based compensation	847	538
Amortization of deferred finance costs	113	113
Deferred tax expense	2,984	255
Changes in assets and liabilities:
Trade accounts receivable	(26,591)	(22,134)
Inventories	13,939	18,052
Prepaid and other assets	(1,686)	(2,553)
Lease obligations	—	(1)
Income taxes receivable	(1,058)	3,190
Accounts payable and accrued expenses	1,308	6,644
Cash provided by (used in) operating activities	(5,956)	20,569

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,650)	(1,875)
Cash used in investing activities	(1,650)	(1,875)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options	(3,759)	—
Repurchase of common shares	(2,491)	(4,535)
Cash used in financing activities	(6,250)	(4,535)

Increase (decrease) in cash and cash equivalents	(13,856)	14,159
Cash and cash equivalents at beginning of period	39,456	70,134
Cash and cash equivalents at end of period	$25,600	$84,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$162	$256
Cash paid for income taxes – net	$2,189	$655

Property and equipment included in accrued expenses and other current liabilities	$44	$905

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2025. Operating results for the six-month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at June 30, 2026 and December 31, 2025, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the six-month periods ended June 30, 2026 and 2025, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and 9% and 23% of the outstanding accounts receivable at June 30, 2026 and December 31, 2025. Revenue from the DLA totaled $15.8 million and $17.7 million for the six-month periods ended June 30, 2026 and June 30, 2025. Accounts receivable from the DLA totaled $4.1 million and $4.3 million as of June 30, 2026 and December 31, 2025, respectively. One additional customer represented 20% of accounts receivable at June 30, 2026.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at June 30, 2026. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

An impairment charge would be recorded based on the excess of a reporting unit’s carrying amount over its fair value. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of a reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If the Company does not achieve its earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact operating results. During the fourth quarter of 2025, the Company completed its annual impairment test as of October 1 and determined in its qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting the Company’s industry will not occur, which could result in goodwill impairment charges in future periods.

There were no goodwill impairment losses recognized in 2025 or the six months ended June 30, 2026.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheets, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $24.6 million and $22.4 million at June 30, 2026 and December 31, 2025, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which has been exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA rescinded the 2025 DLA Contract award and commenced a re-bid process. On May 27, 2026, the Company received a bridge modification from the DLA extending the expiration date of the existing DLA contract to November 29, 2026, with two additional three-month options to February 28, 2027 and May 29, 2027.  The contract extension served as bridge under the current agreement while the DLA completed the rebidding process. On August 4, 2026, following the completion of the re-bidding process, the Company was re-awarded the previously disputed and rescinded agreement with the DLA. The initial term of the new DLA contract runs through August 4, 2031 with the DLA holding a five-year option to extend the term through July 31, 2036. The Company determined that the sale of refrigerants and the management services provided each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants are satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For both six-month periods ended June 30, 2026 and 2025 management services revenue were $1.4 million and $1.2 million respectively, which is included within product and related sales revenue in the table below.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2026	2025	2026	2025
(in thousands)
Product and related sales	$76,060	$70,512	$134,110	$124,377
RefrigerantSide ® Services	$2,285	$2,337	$4,386	$3,815
Total	$78,345	$72,849	$138,496	$128,192

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

As of June 30, 2026, the Company had no federal NOLs. As of June 30, 2026, the Company had state tax NOLs of approximately $0.4 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of June 30, 2026 and December 31, 2025, the Company believes it had no uncertain tax positions.

The Company’s effective tax rate for the six months ended June 30, 2026 was impacted by discrete tax items, including non-deductible equity-based compensation and other discrete items, and is not indicative of the expected full-year effective tax rate.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	ended June 30,		ended June 30,
	2026	2025	2026	2025
Net income	$4,947	$10,168	$5,277	$12,926

Weighted average number of shares – basic	42,070,723	43,631,187	42,195,502	43,843,302
Shares underlying options	104,394	1,526,724	176,065	1,547,360
Weighted average number of shares – diluted	42,175,117	45,157,911	42,371,567	45,390,662

During the three-month periods ended June 30, 2026 and 2025, certain options aggregating 622,082 and 767,172 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the six-month periods ended June 30, 2026 and 2025, certain options aggregating 488,252 and 767,172 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for interim and annual reporting periods beginning after December 15, 2025, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted the practical expedient effective December 31, 2025 that current market conditions as of Balance Sheet date do not change the remaining life of the asset. The adoption did not have material impact on the Company’s Consolidated Financial Statements.

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

In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. This ASU aims to improve the accounting and disclosure of environmental credits and environmental credit obligations. The guidance applies to entities with operations subject to environmental regulations and those that acquire environmental credits to achieve targets related to carbon footprint initiatives. Under ASU 2026-02, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits were obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. The new guidance is effective for public companies for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

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

Note 3 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2026	2025
	(unaudited)
(in thousands)
Refrigerants and cylinders	$133,067	$145,881
Less: net realizable value adjustments	(4,955)	(9,958)
Total	$128,112	$135,923

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	June 30,	December 31,	Estimated
	2026	2025	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,446	1,446	25-39 years
- Building improvements	3,875	3,714	25-39 years
- Cylinders	9,749	12,853	15-30 years
- Equipment	34,197	33,870	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,211	2,237	3-5 years
- Lab and computer equipment, software	10,427	3,339	2-8 years
- Furniture and fixtures	1,125	1,125	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	969	7,248
Subtotal	66,753	68,586
Less: Accumulated depreciation	(44,594)	(44,963)
Total	$22,159	$23,623

Depreciation expense for the six-month periods ended June 30, 2026 and 2025 was $1.8 million and $1.5 million, respectively, of which $1.2 million and $1.2 million, respectively, were included as cost of sales in the Company’s Consolidated Statements of Income.

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

Operating leases are included in Right of use assets, Accrued expenses and other current liabilities, and Long-term lease liabilities on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred.

Operating lease expense of $1.1 million and $0.9 million, for the six-month periods ended June 30, 2026 and 2025, respectively, is included in Selling, general and administrative expenses on the consolidated statements of income.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2026.

June 30,
Maturity of Lease Payments	2026
(in thousands)	(unaudited)
2026 (remaining)	$1,307
-2027	2,069
-2028	827
-2029	715
-2030	436
-Thereafter	10
Total undiscounted operating lease payments	5,364
Less imputed interest	(604)
Present value of operating lease liabilities	$4,760

Balance Sheet Classification

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$2,053	$2,057
Long-term lease liabilities	2,707	3,233
Total operating lease liabilities	$4,760	$5,290

Other Information

	June 30,		December 31,
	2026		2025
Weighted-average remaining term for operating leases	3.04	years	2.22	years
Weighted-average discount rate for operating leases	8.00%		8.45%

Supplemental cash flow and non-cash information related to leases

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$1,138	$1,982
Right-of-use assets obtained in exchange for new operating lease liabilities	$608	$395

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There was no goodwill impairment loss recognized for the six-month period ended June 30, 2026, and year ended December 31, 2025.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded the fair value of the Company’s goodwill exceeds the carrying value and there are no impairment indicators related to intangible assets.

At June 30, 2026 and December 31, 2025 the Company had $65.3 million of goodwill.

The Company’s other intangible assets consist of the following:

		June 30, 2026			December 31, 2025
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	990	900	90	990	888	102
Customer relationships	2 – 12	32,790	24,671	8,119	32,790	23,179	9,611
Above market leases	13	567	388	179	567	366	201
Trade name	5	1,860	664	1,196	1,860	480	1,380
Total identifiable intangible assets		$36,207	$26,623	$9,584	$36,207	$24,913	$11,294

Amortization expense for the six-month periods ended June 30, 2026 and 2025 was $1.7 million and $1.6 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the six-month periods ended June 30, 2026 and 2025, share-based compensation expense of $0.8 million and $0.5 million, respectively, is reflected in Selling, general and administrative expenses in the Consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock option and stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of June 30, 2026 there were an aggregate of 7,048,080 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 147,495 and 459,630 shares of common stock granted during the six – month periods ended June 30, 2026 and 2025, respectively.

A summary of the activity for stock options issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2024	2,733,460	$3.63
-Cancelled	(150,738)	$8.35
-Exercised	(286,272)	$1.63
-Granted (1)	743,439	$6.26
Outstanding at December 31, 2025	3,039,889	$4.28
-Cancelled	(546,882)	$8.02
-Exercised	(1,755,851)	$1.71
-Granted (2)	147,495	$5.60
Outstanding at June 30, 2026	884,651	$6.36
(1)	Options to purchase 675,939 shares were granted in 2025, of which options to purchase 68,490 shares vested immediately in 2025; 391,140 shares are subject to cliff vesting on December 31, 2027, contingent upon the achievement of performance-based metrics; and the remaining 216,309 shares will vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary. In addition, 67,500 stock appreciation rights were granted in 2025 with a two-year vesting period.
(2)	Options to purchase 147,495 were granted in 2026, of which options to purchase 136,652 shares vested immediately in 2026, while the remaining options vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

The following is the weighted average contractual life in years and the weighted average exercise price at June 30, 2026 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	471,095	3.15	years	$6.17

The intrinsic value of options outstanding at June 30, 2026 and December 31, 2025 was $0.5 million and $10.0 million, respectively.

The intrinsic value of options unvested at June 30, 2026 and December 31, 2025 was $0.0 million and $0.2 million, respectively.

The intrinsic value of options exercised during the six-month ended June 30, 2026 and 2025 were $9.5 million and $1.3 million, respectively.

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

The Amended Wells Fargo Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on the ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

At June 30, 2026, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of June 30, 2026.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	June 30,	December 31,
	2026	2025
	(unaudited)
(in thousands)
Accrued expenses	$14,365	$14,116
Cylinder deposits	24,630	22,438
Lease obligations	2,053	2,056
Other current liabilities	95	162
Total	$41,143	$38,772

Note 10 – Acquisition

On December 16, 2025, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of Denver Refrigerants Inc. (d/b/a Refrigerants Inc.) (the “Refrigerants Inc. Acquisition”) which expands the Company’s reach in key markets for both refrigerant sales and the aftermarket supply chain of recovered refrigerant. The Company considered the guidance in ASC 805-10-55 and concluded that the transaction met the definition of a business, therefore the transaction was accounted for as a business combination. The consideration for Refrigerants Inc. Acquisition was approximately $2.2 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 17 and 29 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.8 million as of December 31, 2025, and June 30, 2026, which was recorded as other liabilities on the consolidated balance sheet.

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

Note 11 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company could repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025). On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase authorization pursuant to which the Company could repurchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026. Purchases are funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the quarter ended March 31, 2026, the Company repurchased 416,480 shares, totaling $2.5 million, at an average price of $5.98 per share. The average prices paid for these shares do not include commissions. These repurchased shares were retired. No shares were repurchased during the quarter ended June 30, 2026.

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

The table below summarizes the significant expenses regularly provided to the CODM for the six- month periods ended June 30, 2026, and 2025 (in thousands).

Six-Month Period Ended June 30,	2026	2025
(in thousands)
Revenues	$138,496	$128,192
Less:
Cost of materials and plant overhead	97,383	85,887
Payroll expense and benefits	19,303	16,693
Interest income	(180)	(1,227)
Depreciation and amortization	3,477	3,147
Professional fees	4,193	2,787
Other operating expenses[1]	5,278	3,879
Income taxes	3,765	4,100
Net income	$5,277	$12,926

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

The Company also sells industrial gases to a variety of industry customers, predominantly to users in, or involved with, the US Military. In July 2016, the Company was awarded, as prime contractor, a five-year fixed price contract, including a five-year renewal option which has been exercised, awarded to it by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Primary users include the US Army, Navy, Air Force, Marine Corps and Coast Guard. Our contract with DLA was set to expire in July 2026, but has been extended as described below.

In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA rescinded the 2025 DLA Contract award and commenced a re-bid process. On May 27, 2026, the Company received a bridge modification from the DLA extending the expiration date of the existing DLA contract to November 29, 2026, with two additional three-month options to February 28, 2027 and May 29, 2027. The contract extension served as bridge under the current agreement while the DLA completed the rebidding process. On August 4, 2026, following the completion of the re-bidding process, the Company was re-awarded the previously disputed and rescinded agreement with the DLA. The initial term of the new DLA contract runs through August 4, 2031 with the DLA holding a five-year option to extend the term through July 31, 2036.

2025 Acquisition

On December 16, 2025, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of Denver Refrigerants Inc. (d/b/a Refrigerants Inc.). The consideration for the Refrigerants Inc. acquisition was approximately $2.2 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 17 and 29 months from the closing date.

Refrigerants Inc. is a leading refrigerant distributor and distributes, reclaims and packages refrigerant gases for a variety of end uses. Potential benefits of the Refrigerants Inc. acquisition include (i) providing a broader customer network which will provide the Company with increased access to refrigerant for reclamation and strengthen the Company’s refrigerant distribution capabilities; (ii) adding incremental access to recovered pounds of refrigerants for sale for future periods to support the growth in reclamation; and (iii) enhancing the Company’s geographic footprint in the United States.

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

Results of Operations

Three-month period ended June 30, 2026 as compared to the three-month period ended June 30, 2025

Revenues for the three-month period ended June 30, 2026 were $78.3 million, an increase of $5.5 million or 8% from the $72.8 million reported during the comparable 2025 period. The increase was primarily attributable to higher sales volumes which were partially offset by the lower average market prices of refrigerants sold.

Gross profit and gross margin for the three-month period ended June 30, 2026, were $20.7 million and 26% respectively, a decrease of $2.1 million and 5% respectively from the $22.8 million and 31% reported during the comparable 2025 period. The decrease of gross profit and the decline in gross margin were primarily due to lower average sales price of refrigerants sold during the period and higher freight costs.

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2026 were $12.4 million, an increase of $3.1 million from the $9.3 million reported during the comparable 2025 period due to an increase in personnel costs, professional fees and IT expenses.

Amortization expense for the three-month periods ended June 30, 2026 and 2025 was $0.9 million and $0.8 million, respectively.

Net interest income for the three-month period ended June 30, 2026 was $0.0 million, compared to net interest income of $0.7 million reported during the comparable 2025 period.

The Company’s income tax expense for the three-month period ended June 30, 2026 and June 30, 2025 was $2.5 million and $3.2 million, respectively. The Company’s effective tax rate for the three-month period ended June 30, 2026 and June 30, 2025 was 27.6% and 18.8%, respectively. The increase in the effective tax rate was primarily due to discrete tax items recognized during the period, including non-deductible equity-based compensation and other discrete items. For the three-month period ended June 30, 2026 and June 30, 2025, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for discrete items.

The net income for the three-month period ended June 30, 2026 was $4.9 million, a decrease of $5.3 million from the $10.2 million of net income reported during the comparable 2025 period primarily due to higher SG&A costs and lower gross margin, as described above.

Six-month period ended June 30, 2026 as compared to the six-month period ended June 30, 2025

Revenues for the six-month period ended June 30, 2026 were $138.5 million, an increase of $10.3 million or 8% from the $128.2 million reported during the comparable 2025 period. The increase was primarily attributable to higher sales volumes which were partially offset by lower average market prices of refrigerants sold.

Gross profit and gross margin for the six-month period ended June 30, 2026, were $32.5 million and 23% respectively, a decrease of $2.4 million and 4% respectively from the $34.9 million and 27% reported during the comparable 2025 period. The decrease of gross profit and the decline in gross margin were primarily due to lower averages sales price of refrigerants sold during the period and higher freight costs.

Selling, general and administrative (“SG&A”) expenses for the six-month period ended June 30, 2026 were $22.0 million, an increase of $4.6 million from the $17.4 million reported during the comparable 2025 period due to an increase in personnel costs, professional fees and IT expenses.

Amortization expense for the six-month periods ended June 30, 2026 and 2025 was $1.7 million and $1.6 million, respectively.

Net interest income for the six-month period ended June 30, 2026 was $0.2 million, compared to net interest income of $1.2 million reported during the comparable 2025 period.

The Company’s income tax expense for the six-month period ended June 30, 2026 and June 30, 2025 was $3.8 million and $4.1 million, respectively. The Company’s effective tax rate for the six-month period ended June 30, 2026 and June 30, 2025 was 41.6% and 24.1%, respectively. The increase in the effective tax rate was primarily due to discrete tax items recognized during the period, including non-deductible equity-based compensation and other discrete items. For the six-month period ended June 30, 2026 and June 30, 2025, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for discrete items.

Net income for the six-month period ended June 30, 2026 was $5.3 million, a decrease of $7.6 million from the $12.9 million of net income reported during the comparable 2025 period primarily due to higher SG&A costs and lower gross margin, as described above.

Liquidity and Capital Resources

At June 30, 2026, the Company had working capital, which represents current assets less current liabilities, of $150.6 million, an increase of $4.4 million from the working capital of $146.2 million at December 31, 2025. The increase in working capital is primarily attributable to the increase in accounts receivable.

Inventories and trade receivables are principal components of current assets. At June 30, 2026, the Company had inventories of $128.1 million, a decrease of $7.8 million from $135.9 million at December 31, 2025. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (with newly manufactured production currently in the process of being phased down) and HFO refrigerants.

At June 30, 2026, the Company had trade receivables, net of allowance for credit losses, of $43.3 million, an increase of $26.2 million from $17.1 million at December 31, 2025, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash used in operating activities for the six-month period ended June 30, 2026 was $6.0 million, compared to net cash provided by operating activities of $20.6 million for the comparable 2025 period. This change is primarily driven by the timing of inventories, lower of cost net reserve, trade receivables, accounts payable and accrued expenses.

Net cash used in investing activities for the six-month period ended June 30, 2026 was $1.7 million compared with net cash used in investing activities of $1.9 million for the comparable 2025 period, mainly due to timing of capital expenditures related to capitalization of the Company’s new ERP system.

Net cash used in financing activities for the six-month period ended June 30, 2026 was $6.3 million compared with net cash used in financing activities of $4.5 million for the comparable 2025 period. The variance is mainly due to the excess tax on benefits from the exercise of options for $3.7 million and the repurchase of 416,480 shares of Company common stock, at a cost of $2.5 million for the period ended June 30, 2026.

At June 30, 2026, cash and cash equivalents were $25.6 million, or approximately $13.9 million lower than the $39.5 million of cash and cash equivalents at December 31, 2025.

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

The Amended Wells Fargo Facility also contains customary non-financial covenants relating to the Company and the Borrowers, including limitations on the ability to pay dividends on common stock or preferred stock, and also includes certain events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control.

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

At June 30, 2026, the Company had borrowing availability of approximately $40 million from the Amended Wells Fargo Facility and no balance was outstanding.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of June 30, 2026.

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

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin HCFC, HFC, and HFO refrigerants and reclaimable, primarily HCFC and CFC, refrigerants from suppliers and its customers. Under the Clean Air Act the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and has been fully phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the six-month periods ended June 30, 2026 and 2025, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and 9% and 23% of the outstanding accounts receivable at June 30, 2026 and December 31, 2025. Revenue from the DLA totaled $15.8 million and $17.7 million for the six-month periods ended June 30, 2026 and June 30, 2025. Accounts receivable from the DLA totaled $4.1 million and $4.3 million as of June 30, 2026 and December 31, 2025, respectively. One additional customer represented 20% of accounts receivable at June 30, 2026.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $40 million secured facility with a $0.0 million outstanding balance as of June 30, 2026. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. As the recipient of the 2025 DLA Contract, the Company was a party to the bid protest. In response, the DLA rescinded the 2025 DLA Contract award and commenced a re-bid process. On May 27, 2026, the Company received a bridge modification from the DLA extending the expiration date of the existing DLA contract to November 29, 2026, with two additional three-month options to February 28, 2027 and May 29, 2027. The contract extension served as bridge under the current agreement while the DLA completed the rebidding process. On August 4, 2026, following the completion of the re-bidding process, the Company was re-awarded the previously disputed and rescinded agreement with the DLA. The initial term of the new DLA contract runs through August 4, 2031 with the DLA holding a five-year option to extend the term through July 31, 2036.

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025. There have been no material changes to such matters during the quarter ended June 30, 2026.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share*	Program	of dollars) (2)

April 1-30, 2026	—	—	—	$17.5
May 1-31, 2026	—	—	—	$17.5
June 1-30, 2026	—	—	—	$17.5
Total	—	—	—	$17.5
(1)	On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10 million in shares of the Company’s common stock during 2024 and 2025 (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, and future cash flow. On October 25, 2024, the Company announced that its Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).
(2)	On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase authorization pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026.

*Average Price Paid Per Share does not include commissions

Item 5 – Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2026.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kenneth Gaglione	August 7, 2026
	Kenneth Gaglione	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Brian J. Bertaux	August 7, 2026
	Brian J. Bertaux	Date
Chief Financial Officer