Form 10-Q
period 2026-09-30
HUDSON TECHNOLOGIES INC /NY
filed 2026-11-05
CIK 925528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value	42,088,547 shares
Class	Outstanding at October 15, 2026

Hudson Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and par value amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,262	$39,456
Trade accounts receivable – net of allowance for credit losses of $712 and $941, respectively	29,786	17,098
Inventories	131,513	135,923
Income tax receivable	5,580	5,916
Prepaid expenses and other current assets	15,642	12,445
Total current assets	217,783	210,838

Property, plant and equipment, less accumulated depreciation	21,845	23,623
Goodwill	65,282	65,282
Intangible assets, less accumulated amortization	8,843	11,294
Right of use assets	4,206	5,290
Other assets	1,972	2,321
Total Assets	$319,931	$318,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,137	$21,112
Accrued expenses and other current liabilities	41,425	38,772
Accrued payroll	3,567	4,712
Other short-term liabilities	1,000	—
Total current liabilities	64,129	64,596
Deferred tax liability	6,801	4,034
Long-term lease liabilities	2,351	3,233
Long-term severance payable	326	1,595
Other long-term liabilities	800	1,800
Total Liabilities	74,407	75,258

Commitments and contingencies

Stockholders’ equity:
Preferred stock, shares authorized 5,000,000: Series A Convertible preferred stock, $0.01 par value ($100 liquidation preference value); shares authorized 150,000; none issued or outstanding	—	—
Common stock, $0.01 par value; shares authorized 100,000,000; issued and outstanding: 42,088,547 and 41,647,221, respectively	421	416
Additional paid-in capital	86,504	91,692
Retained earnings	158,599	151,282
Total Stockholders’ Equity	245,524	243,390

Total Liabilities and Stockholders’ Equity	$319,931	$318,648

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(Amounts in thousands, except for share and per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025
Revenues	$59,422	$74,012	$197,918	$202,204
Cost of sales	44,622	50,338	150,580	143,651
Gross profit	14,800	23,674	47,338	58,553

Operating expenses:
Selling, general and administrative	10,809	8,883	32,774	26,318
Amortization	740	823	2,451	2,468
Total operating expenses	11,549	9,706	35,225	28,786

Operating income	3,251	13,968	12,113	29,767

Other (income) expense:
Interest expense (income)	(36)	(792)	(216)	(2,019)
Other expense (income)	71	(1,600)	71	(1,600)
Total other (income) expense	35	(2,392)	(145)	(3,619)

Income before income taxes	3,216	16,360	12,258	33,386

Income tax expense	1,176	3,986	4,941	8,086

Net income	$2,040	$12,374	$7,317	$25,300

Net income per common share – Basic	$0.05	$0.28	$0.17	$0.58
Net income per common share – Diluted	$0.05	$0.27	$0.17	$0.56
Weighted average number of shares outstanding – Basic	42,088,547	43,652,094	42,159,455	43,778,866
Weighted average number of shares outstanding – Diluted	42,194,417	45,245,197	42,313,493	45,329,681

See Accompanying Notes to the Consolidated Financial Statements.

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except for share amounts)

Three Months Ended September 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at July 1, 2025	43,652,459	$437	$106,801	$147,541	$254,779

Issuance of common stock upon exercise of stock options	81,349	—	45	—	45

Repurchase of common shares	(135,606)	(1)	(1,284)	—	(1,285)

Excise tax on share repurchases	—	—	(117)	—	(117)

Share - based compensation	—	—	93	—	93

Net income	—	—	—	12,374	12,374

Balance at September 30, 2025	43,598,202	$436	$105,538	$159,915	$265,889

Balance at July 1, 2026	42,088,547	$421	$86,284	$156,559	$243,264

Excess tax benefits from exercise of stock options	—	—	(12)	—	(12)

Share - based compensation	—	—	232	—	232

Net income	—	—	—	2,040	2,040

Balance at September 30, 2026	42,088,547	$421	$86,504	$158,599	$245,524

Nine Months Ended September 30,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2025	44,284,374	$443	$110,792	$134,615	$245,850

Issuance of common stock upon exercise of stock options	253,087	2	43	—	45

Repurchase of common shares	(939,259)	(9)	(5,811)	—	(5,820)

Excise tax on share repurchases	—	—	(117)	—	(117)

Share - based compensation	—	—	631	—	631

Net income	—	—	—	25,300	25,300

Balance at September 30, 2025	43,598,202	$436	$105,538	$159,915	$265,889

Balance at January 1, 2026	41,647,221	$416	$91,692	$151,282	$243,390

Issuance of common stock upon exercise of stock options	857,806	9	(9)	—	—

Repurchase of common shares	(416,480)	(4)	(2,487)	—	(2,491)

Excess tax benefits from exercise of stock options	—	—	(3,771)	—	(3,771)

Share - based compensation	—	—	1,079	—	1,079

Net income	—	—	—	7,317	7,317

Balance at September 30, 2026	42,088,547	$421	$86,504	$158,599	$245,524

See Accompanying Notes to the Consolidated Financial Statements

Hudson Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine months
	ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$7,317	$25,300
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,632	2,105
Amortization of intangible assets	2,451	2,468
Gain on measurement of earn-out liability	—	(1,600)
Lower of cost or net realizable value inventory adjustment	(2,497)	211
Allowance for credit losses	79	300
Share based compensation	1,079	631
Amortization of deferred finance costs	170	170
Deferred tax expense	2,768	1,460
Changes in assets and liabilities:
Trade accounts receivable	(12,767)	(12,038)
Inventories	8,031	(1,378)
Prepaid and other assets	(3,089)	(8,595)
Income taxes receivable	335	2,000
Accounts payable and accrued expenses	(2,316)	18,347
Cash provided by operating activities	4,193	29,381

Cash flows from investing activities:
Additions to property, plant, and equipment	(2,125)	(3,942)
Cash used in investing activities	(2,125)	(3,942)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	45
Excess tax benefits from exercise of stock options	(3,771)	—
Repurchase of common stock	(2,491)	(5,820)
Excise tax on repurchase of common stock	—	(117)
Cash used in financing activities	(6,262)	(5,892)

Increase (decrease) in cash and cash equivalents	(4,194)	19,547
Cash and cash equivalents at beginning of period	39,456	70,134
Cash and cash equivalents at end of period	$35,262	$89,681

Supplemental disclosure of cash flow information:
Cash paid for interest	$285	$431
Cash paid for income taxes – net	$1,838	$4,627

Property and equipment included in accrued expenses and other current liabilities	$50	$3

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2025. Operating results for the nine-month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Fair Value of Financial Instruments

The carrying values of financial instruments including cash, trade accounts receivable and accounts payable approximate fair value at September 30, 2026 and December 31, 2025, because of the relatively short maturity of these instruments. See Note 2 for further details.

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

For the nine-month periods ended September 30, 2026 and 2025, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and 17% and 23% of the outstanding accounts receivable at September 30, 2026 and December 31, 2025. Revenue from the DLA totaled $26.4 million and $30.2 million for the nine-month periods ended September 30, 2026 and September 30, 2025. Accounts receivable from the DLA totaled $5.1 million and $4.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

Goodwill

The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. The Company applies the purchase method of accounting for acquisitions, which among other things, requires the recognition of goodwill (which represents the excess of the purchase price of the acquisition over the fair value of the net assets acquired and identified intangible assets). The Company tests its goodwill for impairment annually on a qualitative or quantitative basis (on the first day of the fourth quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. Goodwill is tested for impairment at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment, which requires management to make assumptions affecting a reporting unit, to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company is then required to perform a quantitative impairment assessment of goodwill. The Company has one reporting unit at September 30, 2026. Other intangible assets that meet certain criteria are amortized over their estimated useful lives.

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

There were no goodwill impairment losses recognized in 2025 or the nine months ended September 30, 2026.

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

Cylinder Deposit Liability

The cylinder deposit liability, which is included in accrued expenses and other current liabilities on the Company’s Balance Sheets, represents the amount due to customers for the return of refillable cylinders. The Company charges its customers cylinder deposits upon the shipment of refrigerant gases that are contained in refillable cylinders. The amount charged to the customer by the Company approximates the cost of a new cylinder of the same size. Upon return of a cylinder, this liability is reduced. The cylinder deposit liability balance was $24.6 million and $22.4 million at September 30, 2026 and December 31, 2025, respectively.

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

In July 2016 the Company was awarded, as prime contractor, a five-year contract, including a five-year renewal option, which was exercised through July 2026, by the United States Defense Logistics Agency (“DLA”) for the management, supply, and sale of refrigerants, compressed gases, cylinders and related services. In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. In response, the DLA rescinded the 2025 DLA Contract award and commenced a re-bid process. On May 27, 2026, the Company received a bridge modification from the DLA extending the expiration date of the existing DLA contract to November 29, 2026, with two additional three-month options to February 28, 2027 and May 29, 2027. The contract extension served as bridge under the current agreement while the DLA completed the rebidding process. On August 4, 2026, following the completion of the re-bidding process, the Company was re-awarded the previously disputed and rescinded agreement with the DLA. The initial term of the new DLA contract runs through August 4, 2031 with the DLA holding a five-year option to extend the term through July 31, 2036. The Company determined that the sale of refrigerants and the management services provided each have stand-alone value. Accordingly, the performance obligations related to the sale of refrigerants are satisfied at a point in time, mainly when the customer receives and obtains control of the product. The performance obligation related to management service revenue is satisfied over time and revenue is recognized on a straight-line basis over the term of the arrangement as the management services are provided. For the nine-month periods ended September 30, 2026 and 2025 management services revenue was $2.0 million and $1.9 million respectively, which is included within product and related sales revenue in the table below.

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

The Company’s revenues are derived from Product and related sales and RefrigerantSide (R) Services revenues. The revenues for each of these lines are as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2026	2025	2026	2025
(in thousands)
Product and related sales	$57,487	$72,016	$191,597	$196,393
RefrigerantSide® Services	$1,935	$1,996	$6,321	$5,811
Total	$59,422	$74,012	$197,918	$202,204

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

As of September 30, 2026, the Company had no federal NOLs. As of September 30, 2026, the Company had state tax NOLs of approximately $0.4 million, expiring in various years. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets on a quarterly basis.

The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the taxing authorities. As of September 30, 2026 and December 31, 2025, the Company believes it had no uncertain tax positions.

The Company’s effective tax rate for the nine months ended September 30, 2026 was impacted by discrete tax items, including non-deductible equity-based compensation and other discrete items, and is not indicative of the expected full-year effective tax rate.

Income per Common and Equivalent Shares

If dilutive, common equivalent shares (common shares assuming exercise of options) utilizing the treasury stock method are considered in the presentation of diluted income per share. The reconciliation of shares used to determine net income per share is as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2026	2025	2026	2025
Net income	$2,040	$12,374	$7,317	$25,300

Weighted average number of shares – basic	42,088,547	43,652,094	42,159,455	43,778,866
Shares underlying options	105,870	1,593,103	154,038	1,550,815
Weighted average number of shares – diluted	42,194,417	45,245,197	42,313,493	45,329,681

During the three month periods ended September 30, 2026 and 2025, certain options aggregating 748,790 and 522,428 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

During the nine month periods ended September 30, 2026 and 2025, certain options aggregating 478,308 and 681,498 shares, respectively, have been excluded from the calculation of diluted shares, due to the fact that their effect would be anti-dilutive.

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

Capitalized Software Development Costs

Capitalized internal-use software costs consist of costs to purchase and develop software. For software to be used solely to meet internal needs and for cloud-based applications used to deliver services, the Company capitalizes costs incurred during the application development stage and includes such costs within property, plant, and equipment, less accumulated depreciation, within the consolidated balance sheets.

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

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. This ASU aims to improve the accounting and disclosure of environmental credits and environmental credit obligations. The guidance applies to entities with operations subject to environmental regulations and those that acquire environmental credits to achieve targets related to carbon footprint initiatives. Under ASU 2026-02, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits were obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. The new guidance is effective for public companies for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

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

Note 3 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2026	2025
	(unaudited)
(in thousands)
Refrigerants and cylinders	$138,974	$145,881
Less: net realizable value adjustments	(7,461)	(9,958)
Total	$131,513	$135,923

Note 4 - Property, plant and equipment

Elements of property, plant and equipment are as follows:

	September 30,	December 31,	Estimated
	2026	2025	Lives
(in thousands)	(unaudited)
Property, plant and equipment
- Land	$1,255	$1,255
- Land improvements	319	319	6-10 years
- Buildings	1,346	1,446	25-39 years
- Building improvements	3,834	3,714	25-39 years
- Cylinders	9,749	12,853	15-30 years
- Equipment	34,197	33,870	3-10 years
- Equipment under capital lease	315	315	5-7 years
- Vehicles	2,211	2,237	3-5 years
- Lab and computer equipment, software	10,427	3,339	2-8 years
- Furniture and fixtures	1,125	1,125	5-10 years
- Leasehold improvements	865	865	3-5 years
- Construction-in-progress	1,591	7,248
Subtotal	67,234	68,586
Less: Accumulated depreciation	(45,389)	(44,963)
Total	$21,845	$23,623

Depreciation expense for the nine-month periods ended September 30, 2026 and 2025 was $2.6 million and $2.1 million, respectively, of which $1.6 million and $1.6 million, respectively, were included as cost of sales in the Company’s Consolidated Statements of Income.

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

Operating lease expense of $1.7 million and $1.5 million, for the nine-month periods ended September 30, 2026 and 2025, respectively, is included in Selling, general and administrative expenses on the consolidated statements of income.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2026.

September 30,
Maturity of Lease Payments	2026
(in thousands)	(unaudited)
2026 (remaining)	$645
-2027	2,069
-2028	827
-2029	715
-2030	436
-Thereafter	10
Total undiscounted operating lease payments	4,702
Less imputed interest	(496)
Present value of operating lease liabilities	$4,206

Balance Sheet Classification

	September 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Current lease liabilities (recorded in Accrued expenses and other current liabilities)	$1,855	$2,057
Long-term lease liabilities	2,351	3,233
Total operating lease liabilities	$4,206	$5,290

Other Information

	September 30,		December 31,
	2026		2025
Weighted-average remaining term for operating leases	2.85	years	2.22	years
Weighted-average discount rate for operating leases	8.11%		8.45%

Supplemental cash flow and non-cash information related to leases

	September 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flow from operating leases	$1,692	$1,982
Right-of-use assets obtained in exchange for new operating lease liabilities	$608	$395

Note 6 - Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting.

There was no goodwill impairment loss recognized for the nine-month period ended September 30, 2026, and year ended December 31, 2025.

Based on the results of the impairment assessments of goodwill and intangible assets performed, management concluded the fair value of the Company’s goodwill exceeds the carrying value and there are no impairment indicators related to intangible assets.

At September 30, 2026 and December 31, 2025 the Company had $65.3 million of goodwill.

The Company’s other intangible assets consist of the following:

		September 30, 2026			December 31, 2025
		(unaudited)
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with determinable lives
Covenant not to compete	5 – 10	990	906	84	990	888	102
Customer relationships	2 – 12	32,790	25,303	7,487	32,790	23,179	9,611
Above market leases	13	567	399	168	567	366	201
Trade name	5	1,860	756	1,104	1,860	480	1,380
Total identifiable intangible assets		$36,207	$27,364	$8,843	$36,207	$24,913	$11,294

Amortization expense for the nine-month periods ended September 30, 2026 and 2025 was $2.5 million and $2.5 million, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Note 7 - Share-based compensation

Share-based compensation represents the cost related to share-based awards, typically stock options or stock grants, granted to employees, non-employees, officers and directors. Share-based compensation is measured at grant date, based on the estimated aggregate fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For the nine-month periods ended September 30, 2026 and 2025, share-based compensation expense of $1.1 million and $0.6 million, respectively, is reflected in Selling, general and administrative expenses in the Consolidated Statements of Income.

Share-based awards have historically been made as stock options, and recently also as stock grants, issued pursuant to the terms of the Company’s stock incentive plans (collectively, the “Plans”), described below. The Plans may be administered by the Board of Directors or the Compensation Committee of the Board or by another committee appointed by the Board from among its members as provided in the Plans. Presently, the Plans are administered by the Company’s Compensation Committee of the Board of Directors. As of September 30, 2026 there were an aggregate of 7,050,580 shares of the Company’s common stock available under the Plans for issuance pursuant to future stock option grants or other stock based awards.

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

The Company determines the fair value of share-based awards at the grant date by using the Black-Scholes option-pricing model, and has utilized the simplified method to compute expected lives of share-based awards. There were options to purchase 147,495 and 462,130 shares of common stock granted during the nine – month periods ended September 30, 2026 and 2025, respectively.

A summary of the activity for stock options and stock appreciation rights issued under the Company’s Plans for the indicated periods is presented below:

		Weighted
		Average
		Exercise
Stock Options and Stock Appreciation Rights	Shares	Price
Outstanding at December 31, 2024	2,733,460	$3.63
-Cancelled	(150,738)	$8.35
-Exercised	(286,272)	$1.63
-Granted (1)	743,439	$6.26
Outstanding at December 31, 2025	3,039,889	$4.28
-Cancelled	(556,826)	$8.06
-Exercised	(1,755,851)	$1.71
-Granted (2)	147,495	$5.60
Outstanding at September 30, 2026	874,707	$6.31
(1)	Options to purchase 675,939 shares were granted in 2025, of which options to purchase 68,490 shares vested immediately in 2025; 391,140 shares are subject to cliff vesting on December 31, 2027, contingent upon the achievement of performance-based metrics; and the remaining 216,309 shares will vest 50% on the first anniversary of the grant and the remaining 50% on the second anniversary. In addition, 67,500 stock appreciation rights were granted in 2025 with a two-year vesting period.
(2)	Options to purchase 147,495 shares were granted in 2026, of which options to purchase 136,652 shares vested immediately in 2026, while the remaining options vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

The following is the weighted average contractual life in years and the weighted average exercise price at September 30, 2026 of:

Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual		Exercise
	Options	Life		Price
Options outstanding and vested	463,651	2.92	years	$6.08

The intrinsic value of options outstanding at September 30, 2026 and December 31, 2025 was $0.5 million and $10.0 million, respectively.

The intrinsic value of options unvested at September 30, 2026 and December 31, 2025 was $0.0 million and $0.2 million, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 were $9.5 million and $1.8 million, respectively.

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

At September 30, 2026, the Company had borrowing availability of approximately $37.8 million from the Amended Wells Fargo Facility and no balance was outstanding.

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

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2026.

The Company’s ability to comply with these covenants in future quarters may be affected by events beyond the Company’s control, including general economic conditions, weather conditions, regulations and refrigerant pricing. Therefore, the Company cannot make any assurance that it will continue to be in compliance during future periods.

Note 9 – Accrued expenses and other current liabilities

Elements of Accrued expenses and other current liabilities are as follows:

	September 30,	December 31,
	2026	2025
	(unaudited)
(in thousands)
Accrued expenses	$14,898	$14,116
Cylinder deposits	24,667	22,438
Lease obligations	1,855	2,056
Other current liabilities	5	162
Total	$41,425	$38,772

Note 10 – Acquisition

On December 16, 2025, the Company’s subsidiary Hudson Technologies Company completed the acquisition of substantially all the business assets of Denver Refrigerants Inc. (d/b/a Refrigerants Inc.) (the “Refrigerants Inc. Acquisition”) which expands the Company’s reach in key markets for both refrigerant sales and the aftermarket supply chain of recovered refrigerant. The Company considered the guidance in ASC 805-10-55 and concluded that the transaction met the definition of a business, therefore the transaction was accounted for as a business combination. The consideration for Refrigerants Inc. Acquisition was approximately $2.2 million in cash, paid at the closing, and provides for a further contingent payment of up to $2.0 million payable, to the extent earned, approximately 17 and 29 months from the closing date. The Company estimated the fair value of this contingent earn-out liability to be $1.8 million as of December 31, 2025, and September 30, 2026, which was recorded as other liabilities on the consolidated balance sheet.

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

Note 11 – Share repurchases

In August 2024, the Company’s board of directors authorized the repurchase of up to $10 million of outstanding common stock during 2024 and 2025. In October 2024, the Company’s board of directors approved an increase to the program pursuant to which the Company could repurchase up to $20 million of outstanding common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025). On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase authorization pursuant to which the Company could repurchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026. Purchases are funded from the Company’s available cash and cash flow. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the repurchase program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program may be modified, suspended or discontinued at any time without prior notice. During the quarter ended March 31, 2026, the Company repurchased 416,480 shares, totaling $2.5 million, at an average price of $5.98 per share. The average prices paid for these shares do not include commissions. These repurchased shares were retired. No shares were repurchased during the quarters ended June 30, 2026 and September 30, 2026.

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

	Three Months		Nine Months
	ended September 30,		ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues	$59,422	$74,012	$197,918	$202,204
Less:
Cost of materials and plant overhead	39,708	47,249	137,092	133,137
Payroll expense and benefits	11,193	7,396	30,496	24,088
Interest (income) expense – net	(36)	(792)	(216)	(2,019)
Depreciation and amortization	1,607	1,426	5,083	4,573
Professional fees	2,333	1,764	6,526	4,551
Other operating expenses[1]	1,330	2,209	6,608	6,088
Income taxes	1,176	3,986	4,941	8,086
Other expense (income)	71	(1,600)	71	(1,600)
Net Income	$2,040	$12,374	$7,317	$25,300

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

The Company also sells industrial gases to a variety of industry customers, predominantly to users in, or involved with, the US Military. In July 2016, the Company was awarded, as prime contractor, a five-year fixed price contract, including a five-year renewal option which was exercised, awarded to it by the United States Defense Logistics Agency (“DLA”) for the management and supply of refrigerants, compressed gases, cylinders and related items to US Military commands and installations, Federal civilian agencies and foreign militaries. Primary users include the US Army, Navy, Air Force, Marine Corps and Coast Guard. Our contract with DLA was set to expire in July 2026, but has been extended as described below.

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

The AIM Act introduced a stepdown of 10% from baseline levels in 2022 and 2023 and establishes a cumulative 40% reduction in the baseline for 2024 through 2029. Hudson received allocation allowances for calendar years 2024, 2025 and 2026 equal to approximately 1% of the total HFC consumption allowances, with allowances for future periods to be determined at a later date. In May 2026, the U.S. Environmental Protection Agency (“EPA”) finalized a rule reconsidering certain Technology Transitions requirements under the AIM Act, including modifications to certain compliance dates and requirements governing HFC use in several sectors. The revised requirements could extend the period during which HFCs, including reclaimed refrigerants, are used to service existing equipment as the market transitions to lower-GWP alternatives. The rule is currently subject to judicial challenges brought by several industry organizations, environmental organizations, and state and local governments. The ultimate outcome of these proceedings and their effect on the timing or substance of the Technology Transitions requirements cannot be predicted. Additionally, the EPA issued a final Refrigerant Management Rule implementing Subsection (h) of the AIM Act in 2024.

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

Results of Operations

Three-month period ended September 30, 2026 as compared to the three-month period ended September 30, 2025

Revenue was $59.4 million, compared with $74.0 million in the comparable 2025 period reflecting a 9% decrease in sales volume and a 17% decrease in selling prices. Revenue reflected continued softness in HFC market pricing and lower sales volume as muted customer demand and adequate refrigerant inventories compressed sales activity against the prior-year period that benefited from broad refrigerant price increases amid supply chain constraints related to the EPA-mandated transition to HFO refrigerants.

Gross margin was 25%, compared with 32% in the third quarter of 2025 primarily reflecting 17% lower refrigerant market pricing following the elevated pricing environment in the prior-year quarter.

Selling, general and administrative expenses were $10.8 million, compared with $8.9 million in the third quarter of 2025. The increase reflected continued investment in optimizing the ERP system launched earlier this year, as well as additional staffing and consulting resources supporting the Company’s longer-term value-creation initiatives.

Amortization expense for the three-month periods ended September 30, 2026 and 2025 were $0.7 million and $0.8 million, respectively.

Net interest income for the three-month period ended September 30, 2026 was $0.0 million, compared to net interest income of $0.8 million reported during the comparable 2025 period.

Other expense for the three-month period ended September 30, 2026 was $0.1 million, primarily attributable to the write off of fixed assets disposed of as a result of the tornado damage at our Illinois facility. In the third quarter of 2025, the Company recognized $1.6 million in other income from the reversal of earn-out liabilities related to the acquisition of USA Refrigerants.

The income tax expense for the three-month period ended September 30, 2026 was $1.2 million compared to income tax expense of $4.0 million for the three-month period ended September 30, 2025. Income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for certain items.

Net income was $2.0 million, or $0.05 per basic and diluted share, compared with $12.4 million, or $0.28 per basic and $0.27 per diluted share, in the third quarter of 2025.

Nine-month period ended September 30, 2026 as compared to the nine-month period ended September 30, 2025

Revenue was $197.9 million, compared with $202.2 million in the first nine months of 2025. Strong 9% sales volume growth substantially offset a 9% decline in selling prices relative to the prior-year period, which benefited from broad refrigerant price increases amid the supply chain constraints described above.

Gross margin was 24%, compared with 29% in the first nine months of 2025. The decline in gross margin was two-fold, reflecting lower refrigerant market pricing related to the previously noted increase in refrigerant prices in the 2025 period and increased operating costs, primarily fuel costs.

Selling, general and administrative expenses were $32.8 million, compared with $26.3 million in the first nine months of 2025, reflecting increased operational, legal, staffing, and consulting investments supporting the Company’s strategic priorities.

Amortization expense for the nine-month periods ended September 30, 2026 and 2025 were $2.5 million and $2.5 million, respectively.

Net interest income for the nine-month period ended September 30, 2026 and 2025 were $0.2 million and $2.0 million, respectively.

Other expense for the nine-month period ended September 30, 2026 was $0.1 million, primarily attributable to the write off of fixed assets disposed of as a result of the tornado damage at our Illinois facility. In the third quarter of 2025, the Company recognized $1.6 million in other income from the reversal of earn-out liabilities related to the acquisition of USA Refrigerants.

The Company’s income tax expense for the nine-month period ended September 30, 2026 and September 30, 2025 was $4.9 million and $8.1 million, respectively. The Company’s effective tax rate for the nine-month period ended September 30, 2026 and September 30, 2025 was 40.3% and 24.1%, respectively. The increase in the effective tax rate was primarily due to discrete tax items recognized during the period, including non-deductible equity-based compensation and other discrete items. For the nine-month period ended September 30, 2026 and September 30, 2025, income tax expense for federal and state income tax purposes was determined by applying statutory income tax rates to pre-tax income after adjusting for discrete items.

Net income was $7.3 million, or $0.17 per basic and diluted share, compared with $25.3 million, or $0.58 per basic and $0.56 per diluted share, in the first nine months of 2025.

Liquidity and Capital Resources

At September 30, 2026, the Company had working capital, which represents current assets less current liabilities, of $153.7 million, an increase of $7.5 million from the working capital of $146.2 million at December 31, 2025. The increase in working capital is primarily attributable to the increase in accounts receivable.

Inventories and trade receivables are principal components of current assets. At September 30, 2026, the Company had inventories of $131.5 million, a decrease of $4.4 million from $135.9 million at December 31, 2025. The Company’s ability to sell and replace its inventory on a timely basis and the prices at which it can be sold are subject, among other things, to current market conditions and the nature of supplier or customer arrangements and the Company’s ability to source CFC and HCFC based refrigerants (which are no longer being produced) and HFC refrigerants (with newly manufactured production currently in the process of being phased down) and HFO refrigerants.

At September 30, 2026, the Company had trade receivables, net of allowance for credit losses, of $29.8 million, an increase of $12.7 million from $17.1 million at December 31, 2025, mainly due to seasonal timing. The Company typically generates its most significant revenue during the second and third quarters of any given year. The Company’s trade receivables are concentrated with various wholesalers, brokers, contractors and end-users within the refrigeration industry that are primarily located in the continental United States. The Company has historically financed its working capital requirements through cash flows from operations, debt, and the issuance of equity securities.

Net cash provided by operating activities for the nine-month period ended September 30, 2026 was $4.2 million, compared to net cash provided by operating activities of $29.4 million for the comparable 2025 period. This change is primarily driven by the timing of inventories, lower of cost net reserve, trade receivables, accounts payable and accrued expenses.

Net cash used in investing activities for the nine-month period ended September 30, 2026 was $2.1 million compared with net cash used in investing activities of $3.9 million for the comparable 2025 period, mainly due to proceeds from insurance and the timing of capital expenditures related to capitalization of the Company’s new ERP system.

Net cash used in financing activities for the nine-month period ended September 30, 2026 was $6.3 million compared with net cash used in financing activities of $5.9 million for the comparable 2025 period. The variance is mainly due to the excess tax on benefits from the exercise of options for $3.7 million and the repurchase of 416,480 shares of Company common stock, at a cost of $2.5 million for the period ended September 30, 2026.

At September 30, 2026, cash and cash equivalents were $35.3 million, or approximately $4.2 million lower than the $39.5 million of cash and cash equivalents at December 31, 2025.

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

At September 30, 2026, the Company had borrowing availability of approximately $37.8 million from the Amended Wells Fargo Facility and no balance was outstanding.

The Company was in compliance with all covenants under the Amended Wells Fargo Facility as of September 30, 2026.

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

Reliance on Suppliers and Customers

The Company participates in an industry that is highly regulated, and changes in the regulations affecting our business could affect our operating results. Currently the Company purchases virgin HFC, and HFO refrigerants and reclaimable, primarily HCFC, HFC and CFC, refrigerants from suppliers and its customers. Under the Clean Air Act the phase-down of future production of certain virgin HCFC refrigerants commenced in 2010 and has been fully phased out by the year 2020, and production of all virgin HCFC refrigerants is scheduled to be phased out by the year 2030. To the extent that the Company is unable to source sufficient quantities of refrigerants or is unable to obtain refrigerants on commercially reasonable terms or experiences a decline in demand and/or price for refrigerants sold by it, the Company could realize reductions in revenue from refrigerant sales, which could have a material adverse effect on the Company’s operating results and financial position.

For the nine-month periods ended September 30, 2026 and 2025, the United States Defense Logistics Agency (the “DLA”) accounted for greater than 10% of the Company’s revenue and 17% and 23% of the outstanding accounts receivable at September 30, 2026 and December 31, 2025. Revenue from the DLA totaled $26.4 million and $30.2 million for the nine-month periods ended September 30, 2026 and September 30, 2025. Accounts receivable from the DLA totaled $5.1 million and $4.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk from fluctuations in interest rates on the Amended Wells Fargo Facility. The Amended Wells Fargo Facility is a $40 million secured facility with a $0.0 million outstanding balance as of September 30, 2026. Future interest rate changes on our borrowing under the Amended Wells Fargo Facility may have an impact on our consolidated results of operations.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In October 2025, the DLA awarded a new five-year contract with a five-year renewal option to the Company (the “2025 DLA Contract”). Following issuance of the new contract, a competitor filed a bid protest at the U.S. Court of Federal Claims, challenging the DLA’s evaluation of proposals and the contract award to the Company. As the recipient of the 2025 DLA Contract, the Company was a party to the bid protest. In response, the DLA rescinded the 2025 DLA Contract award and commenced a re-bid process. On May 27, 2026, the Company received a bridge modification from the DLA extending the expiration date of the existing DLA contract to November 29, 2026, with two additional three-month options to February 28, 2027 and May 29, 2027. The contract extension served as bridge under the existing agreement while the DLA completed the rebidding process. On August 4, 2026, following the completion of the re-bidding process, the Company was re-awarded the previously disputed and rescinded agreement with the DLA. The initial term of the new DLA contract runs through August 4, 2031 with the DLA holding a five-year option to extend the term through July 31, 2036.

Item 1A – Risk Factors

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025. There have been no material changes to such matters during the quarter ended September 30, 2026.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

HUDSON TECHNOLOGIES, INC.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number		as Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Program (millions
Period	Purchased (1)	Per Share*	Program	of dollars) (2)

July 1-31, 2026	—	—	—	$17.5
August 1-31, 2026	—	—	—	$17.5
September 1-30, 2026	—	—	—	$17.5
Total	—	—	—	$17.5
(1)	On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10 million in shares of the Company’s common stock during 2024 and 2025 (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans, in each case, during an “open window” and when the Company does not possess material non-public information. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, and future cash flow. On October 25, 2024, the Company announced that its Board of Directors approved an increase to its previously disclosed repurchase program pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock (consisting of up to $10 million in shares during each of calendar year 2024 and 2025) (as amended, the “Repurchase Program”).
(2)	On December 1, 2025, the Company announced that its Board of Directors approved an increase to the Company’s share repurchase authorization pursuant to which the Company could purchase up to $20 million in shares of the Company’s common stock during calendar year 2025, an increase from up to $10 million of outstanding common stock previously authorized for 2025. Furthermore, the Board of Directors authorized the Company to repurchase up to $20 million of outstanding common stock in calendar year 2026.

*Average Price Paid Per Share does not include commissions

Item 5 – Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2026.

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

HUDSON TECHNOLOGIES, INC.

By:	/s/ Kenneth Gaglione	November 5, 2026
	Kenneth Gaglione	Date
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Brian J. Bertaux	November 5, 2026
	Brian J. Bertaux	Date
Chief Financial Officer